Form 10QSB
period 1995-03-31
EUROPA CRUISES CORP
filed 1995-05-15
CIK 844887

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from     to
                                                  ---    ---

                        Commission File Number 0-17529

                          EUROPA CRUISES CORPORATION
              --------------------------------------------------
              (Exact name of registrant as specified in charter)

          DELAWARE                                        59-2935476
- - -------------------------------                -------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                        Number)

           150 153rd Avenue, Suite 200, Madeira Beach, Florida 33708
- - -------------------------------------------------------------------------------
              (Address of principal executive offices) (zip code)

                                (813) 393-2885
             ---------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                   Number of Shares Outstanding

                                                         At March 31, 1995
                                                   ----------------------------
                                                             17,465,259
                                                   ----------------------------

EUROPA CRUISES CORPORATION

INDEX


PART I - FINANCIAL INFORMATION                                          PAGE NO.

       ITEM 1      Consolidated Statements of Operations for
       ------      the Three Months Ended March 31, 1995 and 1994.           2

                   Consolidated Balance Sheets as of March 31, 1995
                   and December 31, 1994.                                  3-4

                   Consolidated Statements of Cash Flows for the
                   Three Months Ended March 31, 1995 and 1994.             5-6

                   Notes to Consolidated Financial Statements              7-8


       ITEM 2      Management's Discussion and Analysis of Financial
       ------      Condition and Results of Operations for the Three
                   Months Ended March 31, 1995 and 1994.                     9


PART II - OTHER INFORMATION

       ITEM 1      Legal Proceedings                                        11
       ------

       ITEM 6      Exhibits and Reports on Form 8K                          11
       ------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


     ITEM 1  Financial Statements
     ------


     The interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310
     (b) of Regulation S-B and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

     In the opinion of the Company, such financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements contained in the Form 10-KSB Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1994.

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                       Three Months Ended March 31
                                                       ---------------------------
                                                                1995          1994
                                                          ----------    ----------
Revenues
Casino revenue                                            $3,656,831    $2,151,790
Passenger fares                                            1,317,164     1,854,589
Beverage                                                     367,243       487,273
Charter fees                                                 258,660           -0-
Other                                                         71,243        45,944
                                                          ----------    ----------
                                                           5,671,141     4,539,596
                                                          ----------    ----------
Costs and Expenses:
Vessel operating                                           2,545,031     2,500,855
Casino operations                                          1,120,850        53,134
Administrative and general                                   829,736       599,241
Advertising and promotion                                    536,781       506,441
Depreciation and amortization                                191,870       179,673
Interest, net                                                196,776        69,125
                                                          ----------    ----------
                                                           5,421,044     3,908,469
                                                          ----------    ----------
Net income before income taxes                               250,097       631,127
Provision for income taxes-current
                                                                 -0-        15,000
                                                          ----------    ----------
Net income                                                   250,097       616,127
Preferred stock dividends                                     71,324        15,000
                                                          ----------    ----------
Net income applicable to common
 stock                                                       178,773       601,127
                                                          ==========    ==========
Net income per common and
 common share equivalents-primary and fully-diluted
                                                          $     0.01    $     0.04
                                                          ==========    ==========
Weighted average number of
common and common equivalent
shares outstanding-primary
and fully diluted                                         17,565,416    15,087,415

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                    ASSETS

                                              March 31, 1995   December 31, 1994
                                              --------------   -----------------
Current Assets:

Cash and cash equivalents                        $ 2,973,445         $ 3,121,794

Accounts receivable                                  102,416              83,721

Prepaid insurance and other                        1,294,673           1,468,777
                                                 -----------         -----------
Total current assets                               4,370,534           4,674,292

Vessels, equipment and fixtures, less
 accumulated depreciation                         13,938,186          14,026,531

Investment in and advances to
unconsolidated affiliate                             271,022             271,022

Land under development for dockside
 gaming                                            4,100,000           4,100,000

Dockside gaming development costs                    588,865             455,455
                                                 -----------         -----------
                                                 $23,268,607         $23,527,300
                                                 ===========         ===========

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                              March 31, 1995   December 31, 1994
                                              --------------   -----------------
Current Liabilities:
Accounts payable and accrued liabilities         $ 2,403,933         $ 2,306,594
Current maturities of long-term debt               5,758,231           4,631,383
Unearned cruise revenues                             183,674             192,621
                                                 -----------         -----------
Total current liabilities                          8,345,838           7,130,598
                                                 -----------         -----------
Long-term debt less current maturities             3,571,017           5,288,723
                                                 -----------         -----------
Total liabilities                                 11,916,855          12,419,321
                                                 -----------         -----------
Stockholder's equity:

Preferred stock, $.01 par value;
shares authorized 5,000,000; outstanding
3,216,000; ($5,126,580 aggregate
liquidation preference)                               32,160              32,160

Common stock, $.001 par value-
shares authorized 50,000,000;
issued 23,517,314; outstanding 17,465,259
and 17,403,615, respectively                          23,517              23,517

Additional paid-in-capital                        23,523,724          23,523,724

Unearned ESOP Shares                              (7,110,548)         (7,175,548)

Deficit                                           (4,926,945)         (5,105,718)

Treasury stock, at cost,
1,300,000 shares                                    (190,156)           (190,156)
                                                 -----------         -----------

        Total stockholders' equity                11,351,752          11,107,979
                                                 -----------         -----------
                                                 $23,268,607         $23,527,300
                                                 ===========         ===========

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Three Months Ended March 31,
                                                                1995              1994
                                                     ---------------  ----------------
Operating Activities:

Net Income                                               $ 250,097       $   631,127

Adjustments to reconcile net income
to net cash provided by (used in)
operating activities:

Depreciation and amortization                              191,870           179,673

Release of ESOP shares                                      65,000               -0-

Decrease (increase) in:

  Accounts receivable                                      (18,695)          200,453

  Prepaid expenses                                         174,104            65,694

  Other current assets                                         -0-          (112,390)

Increase (decrease) in:

  Accounts payable and accrued liabilities                  41,015        (1,394,672)

    Unearned cruise revenues                                (8,947)          146,667

    Deposits                                                   -0-           (89,759)
                                                         ----------       -----------
Cash provided by (used in) operating
activities                                                 694,444          (373,207)
                                                         ---------       -----------
Investing activities:

  Purchases of property and equipment                     (103,525)          (96,333)

  Development costs for dockside gaming                   (133,410)              -0-
                                                         ---------       -----------
  Cash (used in) investing activities                    $(236,935)      $  ( 96,333)
                                                         ---------       -----------


                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                              Three Months Ended March 31,
                                                      1995            1994
                                              ------------    ------------
Financing activities:
  Proceeds from issuance of common stock        $      -0-      $1,314,574

  Payment of notes and long-term debt             (590,858)       (493,485)

  Preferred stock dividends                        (15,000)
                                                ----------      ----------
Cash provided by (used in) financing              (605,858)        821,089
 activities                                     ----------      ----------

Net increase (decrease) in cash and cash
 equivalents                                      (148,349)        351,549

Cash and cash equivalents,
beginning of period                              3,121,794         228,915
                                                ----------      ----------
Cash and cash equivalents,
end of period                                   $2,973,445      $  580,464
                                                ==========      ==========

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  General

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

     In the opinion of the Company, such financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995, and the results of operations and cash flows for the three month period then ended.

Note 2.  Employee Stock Ownership Plan

     On August 18, 1994, the Company established the Europa Cruises Corporation Employee Stock Ownership Plan (the "ESOP"). The ESOP, which is intended to be a qualified retirement plan under the provisions of Section 401(a) of the Internal Revenue Code and an employee stock ownership plan within the meaning of Section 4975(3)(7) of the Internal Revenue Code, was established primarily to invest in
stock of the Company.   All employees as of December 31, 1994 and subsequent new
employees having completed one year of service are eligible to participate in the ESOP. The Company also established a trust called Europa Cruises Corporation Employee Stock Ownership Plan Trust Agreement to serve as the funding vehicle for the ESOP. On August 21, 1994, the Company loaned $4,275,000 to the ESOP in exchange for a ten-year promissory note bearing interest at eight percent per annum. On August 24, 1994, the ESOP purchased 2,880,000 shares of the Company's Common Stock with the proceeds of the loan. On August 25, 1994 the Company loaned an additional $3,180,000 to the ESOP in exchange for a ten year promissory note bearing interest at eight percent per annum. On August 26, 1994, the ESOP purchased an additional 2,120,000 shares of the Company's Common Stock with the proceeds of the loan. The shares of common stock are pledged to the Company as security for the loans. The promissory notes are payable from the proceeds of annual contributions made by the Company to the ESOP.
Subsequent to December 31, 1994, the Company agreed to extend the maturity of the loans to twenty years.

     Shares are allocated to the participants' accounts in relation to repayments of the loans from the Company. Cash dividends paid by the Company, are used to repay the loans from the Company or allocated to the participants' accounts at the discretion of the plan administrator and stock dividends are allocated to the participants' accounts. No dividends have been paid by the Company.

     Compensation expense for the quarter ended March 31, 1995 aggregated $65,000. As of March 31, 1995, no shares have been allocated to the participants' accounts, 247,945 shares have been committed-to-be-released and 4,752,055 shares with a fair market value of $4,306,550 are unearned.

Note 3.  Net Income Per Share

     Net income per share is based on net income after preferred stock dividend requirements and the weighted average number of common shares outstanding during each year after giving effect to stock options and warrants considered to be dilutive common stock equivalents. It is assumed that all dilutive stock options and warrants are exercised at the beginning of each year and that the proceeds are used to purchase up to 20 percent of the outstanding shares of the Company's common stock with any remaining proceeds utilized to repay indebtedness.

     Common shares outstanding includes issued shares less shares held in treasury and the 4,752,055 unallocated and uncommitted shares held by the ESOP trust at March 31, 1995. Fully diluted net income per common and common equivalent share is not materially different from primary net income per share.

Note 4.  Income Taxes

     The Company's taxable income has been offset substantially by the utilization of net operating loss carryforwards.

Note 5.  Material Contingencies

     On November 28, 1994, the Florida Department of Revenue (DOR) issued to the Company a Notice of Intent to make Sales and Use Tax Audit Changes for the prior February 1, 1989 through June 30, 1994. The proposed audit changes, including penalties and interest total $6,515,681. The Company is challenging the proposed sales tax audit changes. If the Company is not successful in challenging the proposed audit changes, the additional tax the Company would be required to pay, would have a major substantial adverse impact on the Company's financial condition. See "Liquidity and Capital Resources."

     The Company's liability, if any, for damages arising out of the condition of the EuropaJet upon its redelivery to Sea Lane remains in dispute. The Company believes its liability for required repairs and maintenance to the EuropaJet when the vessel was returned to Sea Lane is approximately $150,000. However, the owners of the vessel have informed the Company that they believe the Company's liability for damages to the EuropaJet under the charterparty agreement is approximately $700,000. The amount of the Company's liability to Sea Lane will be determined in an arbitration proceeding. See "Legal Proceedings."

     On July 30, 1993, Charles Liberis attempted to exercise 1,417,500 Europa Common Stock purchase options at $.15625. The Company refused Liberis' attempt to exercise these options. On August 30, 1993, Charles S. Liberis filed a Complaint for Specific Performance of Stock Options against the Company in Delaware Chancery Court. On or about October 7, 1993, the Company filed an Answer denying the substantive allegations of the complaint and asserting counterclaims essentially similar to the claims set forth in Europa's complaint in the Florida Federal Action. Liberis filed his reply to the counterclaims denying the substantive allegations of the counterclaims on or about October 27, 1993. On May 2, 1995, Liberis amended his Complaint seeking damages for Europa's refusal to allow Liberis to exercise his stock options. Because any shares issued to Liberis pursuant to exercise of the stock options are "restricted securities," and could not have been sold prior to August 1, 1995, the Company believes there is no basis for Liberis' damage claim. The parties have completed discovery and trial in this matter is scheduled to commence on May 22, 1995.

     On March 15, 1995, Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc. were named as defendants along with thirty-one other defendants in a class action filed in the U.S. District Court in Orlando, Florida against the owners, operators and distributors to cruise ship casinos which utilized casino video poker machines and electronic slot machines alleging violations of the Federal Civil RICO statute, common law fraud and deceit, unjust enrichment and negligent misrepresentation. The plaintiff in this action had brought a similar action against most major land-based casino operators in the United States. The earlier action, which did not name the Company or any of its subsidiaries as defendants, was transferred from the U.S. District Court in Orlando, Florida to the U.S. District Court in Las Vegas, Nevada. The plaintiff contends in both actions that the defendants, owners and operators of casinos, including cruise ship casinos along with the distributors and manufacturers of video poker machines and electronic slot machines have engaged in a course of fraudulent an misleading conduct intended to induce people to play their machines based on a false understanding that these machines operate in a truly random fashion. The plaintiff alleges these machines actually follow fixed, preordained sequences that are not random, but rather are both predictable and subject to manipulation by defendants and others. The plaintiff seeks damages in excess of $1 billion dollars against all defendants. Although this action is in the very early states, management believes there is no support for plaintiffs factual claims and the company intends to vigorously defend this lawsuit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Three Months Ended March 31, 1995
- - ---------------------------------------------------------------

Revenues
- - --------

     Revenue from casino operations increased by approximately $1.5 million or 70% in the first quarter of 1995 over the comparable period of 1994, primarily due to the Company operating casinos on board four vessels in 1995 as compared to three vessels in 1994, coupled with the Company's internalization of its casino operation.

     Revenue from passenger fares and beverage sales decreased by $657,000 from 1994. The decrease is attributable to the lowering of passenger fares, which
resulted in increased occupancy per cruise.   The Company operated 626 cruises
and carried 103,239 passengers in 1995 as compared to 450 cruises and 82,998 passengers in 1994.

     During the first quarter of 1995 the Company received $259,000 under a November, 1994 charter agreement of the M/V Stardancer which was purchased in 1994. The charter agreement expired April 30, 1995. The Company has negotiated a new six month agreement with a six month renewal option. The Stardancer will be redeployed in mid-May after undergoing routine drydock maintenance.

Vessel Operating Expenses
- - -------------------------

     Vessel operating expenses increased by $123,000 as a result of an increase in payroll, maintenance and fuel costs, due to four vessels operating in 1995 as opposed to three in 1994.

Casino Operating Expenses
- - -------------------------

     Casino operating expenses increased significantly in the current quarter, since the Company took over the management of the casinos. As a result of the Company internalizing its casino operations, the Company anticipates continued increases in casino expenses as compared to prior periods in which the gaming operations were concessioned out.

Administration and General Expenses
- - -----------------------------------

     Administrative and general expenses increased by approximately $230,000 over the comparable quarter of 1994, primarily due to; compensation expense related to the ESOP $65,000, and increases in legal and professional fees $121,000 and insurance $38,000.

Advertising and Promotion
- - -------------------------

     Advertising and promotion increased by approximately $30,000 or about 6% in 1995.

Interest, Net
- - -------------

     Interest, net of interest income of $57,000 amounted to $197,000 in the first quarter as opposed to $69,000 in the prior year. This increase, in part, is related to increased borrowing.

Liquidity and Capital Resources
- - -------------------------------

       The Company's working capital deficiency increased to $4.0 million at March 31, 1995 from $2.5 million at December 31, 1994. Current maturities of long-term debt increased by $1.1 million reflecting February, 1996 balloon payments due on vessel mortgages. Included in current liabilities is the $2,000,000 first mortgage on the Company's Diamondhead, Mississippi property, which is due June 30, 1995. Cash provided by operations in the first quarter of 1995 was $694,000. Depreciation, release of ESOP shares, a decrease in prepaid expenses and an increase in accounts payable and accrued expense; more than offset changes in accounts receivable and increased unearned cruise revenues. Cash provided by operations was used to purchase property and equipment of $104,000, for dockside development costs $133,000, debt reduction $491,000 and preferred stock dividends $15,000. Cash and cash equivalents decreased $148,000 from December 31, 1994.

     On November 28, 1994, the Florida Department of Revenue (DOR) issued to the Company a Notice of Intent to make Sales and Use Tax Audit Changes for the period February 1, 1989 through June 30, 1994. The proposed audit changes, including penalties and interest total $6,515,681. The DOR seeks to assess sales tax on gaming revenue, passenger fares, the purchase and sale of fixed assets, repairs and other items. The Company strongly disagrees with the proposed audit changes and intends to vigorously contest the factual, statutory, and regulatory issues which form the basis for the proposed audit changes. However, if the Company is not successful in challenging the proposed audit changes, the additional tax the Company would be required to pay, would have a major substantial adverse impact on the Company's financial condition.

     On June 28, 1989, the Department of Revenue issued Technical Assistance Advisement (TAA 89(A) - 034 to Europa Cruise Line, Ltd. (the entity which is now known as Europa Cruises Corporation). This TAA appeared to resolve the admissions tax issue and the tax on purchases issued in favor of Europa. The Department revised this TAA in 1990, purporting to "clarify" that it had actually intended to conclude that the admissions tax was applicable. The revision did not revisit the tax on purchases. On April 21, 1995, the Assistant General Counsel for the Florida Department of Revenue issued a recommendation to the auditor responsible for the Europa sales tax assessments that the TAA issued on June 28, 1989 should be honored. Therefore, the Assistant General Counsel recommended that the assessment for Europa Cruise Line Ltd. be eliminated for the period from June 28, 1989 to May 2, 1990. The Assistant General Counsel further recommends that the TAA be honored for all purchases made by Europa Cruise Line, Ltd., if such purchases were for supplies appropriate to carry out the purposes for which the Vessel was designed. The recommendation is limited to assessments for Europa Cruise Line, Ltd. However, the Company intends to pursue the argument that the successor entities are entitled to the benefits of the TAA. The recommendation of General Counsel for the Department of Revenue regarding the TAA will reduce the sales tax assessment by the Department of Revenue. However, it is not possible for the Company to estimate the amount of the reduction in the sales tax assessment at this time.

     On March 22, 1995, the Company received a loan commitment letter from First Union National Bank of Florida for approximately $6,764,000. The proceeds of this loan will be used to restructure all of the existing secured debt of the Company and its subsidiaries. This loan was expected to close on April 19, 1995. However, the Bank, after reviewing the Company's 1994 year-end results as reported on Form 10-KSB determined to postpone the closing until the Bank was able to review the Company's 1995 first quarter results. On May 9, 1995, the Bank advised the Company that it would proceed to fund the loan on the terms set forth in the loan commitment letter dated March 22, 1995. The loan closing is scheduled to take place on May 16, 1995. However, funding of the loan will probably not occur for seven days after the closing date. Until funding occurs the Bank reserves the right to withdraw from the loan commitment.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

     In February, 1994, following attachment of one of the Company's vessels by Sea Lane, the Company entered into a partial settlement agreement with Sea Lane with respect to the Company's obligations under the Bareboat Charter Agreement. With respect to unpaid charterhire, the Company paid the sum of $250,000 to Sea Lane plus an additional $386,000 in monthly payments of $30,000 per month plus interest at the rate of six percent (6%) per annum. The Company's liability, if any for damages arising out of the condition of the EuropaJet upon its redelivery to Sea Lane remains in dispute. The Company believes its liability for required repairs and maintenance to the EuropaJet when the vessel was returned to Sea Lane is approximately $150,000. However, the owners of the vessel have informed the Company that they believe the Company's liability for damages to the EuropaJet under the charterparty agreement is approximately $700,000. The Settlement Agreement further provides that if the Company and Sea Lane are unable to settle this dispute with respect to the condition of EuropaJet when it was re-delivered to Sea Lane, the amount of the Company's remaining obligation to Sea Lane would be determined in binding arbitration. On September 26, 1994, Sea Lane has filed a Petition to Compel Arbitration. On November 30, 1994, the Company filed an Opposition to the Petition to Compel Arbitration on the grounds that the arbitration clause in the Settlement Agreement was procured by fraud. The Company has also asked the Court to disqualify the law firm of Douglass & Stroup from representing Sea Lane on the grounds that Glen Kolk, maritime counsel to the Company is "Of Counsel" to the Douglass & Stroup law firm. On April 11, 1995, the United States District Court entered an Order granting Sea Lane's Petition to Compel Arbitration. The Court further held that any issues regarding the continued representation of Sea Lane by the law firm of Douglass & Stroup must be resolved by the arbitrators. The parties have not selected arbitrators and no date for the arbitration has been set.

Item 5.  Other Information
         -----------------

     (a) In April 1995, Mr. Stephen M. Turner resigned as a Director of the Company and Mr. Lester E. Bullock was named as a Director of the Company.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     No reports on Form 8-K have been filed during the quarter ended March 31, 1995.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 EUROPA CRUISES CORPORATION



Date:  May 15, 1995                              By:    /s/Lester E. Bullock
                                                      -------------------------
                                                        Lester E. Bullock
                                                        President



                                                 By:    /s/Charles M. Kleim
                                                      -------------------------
                                                        Charles M. Kleim
                                                        Chief Financial Officer