Form 10QSB
period 1995-06-30
EUROPA CRUISES CORP
filed 1995-08-14
CIK 844887

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1995

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ___ to ___

                        Commission File Number 0-17529

                          EUROPA CRUISES CORPORATION
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in charter)

              DELAWARE                                     59-2935476
------------------------------------            -------------------------------
  (State or other jurisdiction of               (I.R.S. Employer Identification
   incorporation or organization)                            Number)

           150 153rd Avenue, Suite 200, Madeira Beach, Florida 33708
 ------------------------------------------------------------------------------
              (Address of principal executive offices) (zip code)

                         (813) 393-2885 extension 326
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

                                                    Number of Shares Outstanding

                                                          At June 30, 1995
                                                    ----------------------------

                                                              17,526,276
                                                    ----------------------------

                          EUROPA CRUISES CORPORATION

                                     INDEX


PART I - FINANCIAL INFORMATION                                         PAGE NO.
       ITEM 1  Consolidated Statements of Operations for the Three
       ------  Months Ended June 30, 1995 and 1994.                       2

               Consolidated Statements of Operations for the Six
               Months ended June 30, 1995 and 1994.                       3

               Consolidated Balance Sheets as of June 30, 1995 and
               December 31, 1994.                                       4-5

               Consolidated Statements of Cash Flows for the Six
               Months Ended June 30, 1995 and 1994.                     6-7

               Notes to Consolidated Financial Statements              8-12


     ITEM 2    Management's Discussion and Analysis of Financial
     ------    Condition and Results of Operations for the Three
               Months and Six Months Ended June 30, 1995 and 1994.    12-17


PART II - OTHER INFORMATION

     ITEM 1    Legal Proceedings                                         17
     ------

     ITEM 5    Other Information                                         17
     ------

     ITEM 6    Exhibits and Reports on Form 8K                           17
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

               In the opinion of the Company, such financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995, and the results of operations and cash flows for the six months ended June 30, 1995 and 1994. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements contained in the Form 10-KSB Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1994.

          EUROPA CRUISES CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)


                                    Three Months Ended June 30

                                       1995           1994
                                    -----------    -----------
Revenues

  Casino revenue                    $ 3,266,885    $ 1,985,810
  Passenger fares                     1,189,144      1,854,848
  Beverage                              387,107        544,617
  Charter fees                          256,250            -0-
  Other                                  89,108         63,747
                                    -----------    -----------
                                      5,188,494      4,449,022
                                    -----------    -----------
Costs and Expenses

  Vessel operating                    2,788,475      2,685,290
  Casino operations                   1,104,654         14,189
  Administrative and general          1,241,459        947,174
  Advertising and promotion             613,319        546,295
  Depreciation and amorization          281,257        179,867
                                    -----------    -----------
                                      6,029,164      4,372,815
                                    -----------    -----------
  Other income (expense)
  Interest, net                        (163,415)      (122,265)
  Other income                              -0-      2,288,101
  Other expense                             -0-       (200,000)
                                    -----------    -----------
                                       (163,415)     1,965,836
                                    -----------    -----------
Net income (loss) before income
 taxes                               (1,004,085)     2,042,043

Provision for income taxes -
 current                                    -0-         35,000
                                    -----------    -----------
Net income (loss)                    (1,004,085)     2,007,043

Preferred stock dividends                70,600            -0-
                                    -----------    -----------
Net income (loss) applicable to
 common stock                        (1,074,685)     2,007,043
                                    ===========    ===========
Net income (loss) per common
 and common share equivalents-
 primary and fully-diluted                $(.06)         $0.12
                                    ===========    ===========

Weighted average number of
 common and common equivalent
 shares outstanding primary and
 fully diluted                       17,510,146     15,945,842
                                    ===========    ===========


                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                   Six Months Ended June 30,

                                       1995          1994
                                   -----------   -----------
Revenues
  Casino revenue                   $ 6,923,716   $ 4,137,600
  Passenger fares                    2,506,308     3,709,437
  Beverage                             754,350     1,031,890
  Charter fees                         514,910           -0-
  Other                                160,351       109,691
                                   -----------   -----------
                                    10,859,635     8,988,618
                                   -----------   -----------
Costs and Expenses

  Vessel operating                   5,333,506     5,186,145
  Casino operations                  2,225,504        67,323
  Administrative and general         2,071,195     1,546,415
  Advertising and promotion          1,150,100     1,052,736
  Depreciation and amorization         473,127       359,540
                                   -----------   -----------
                                    11,253,432     8,212,159
                                   -----------   -----------
  Other income (expense)
  Interest, net                       (360,191)     (191,390)
  Other income                             -0-     2,288,101
  Other expense                            -0-      (200,000)
                                   -----------   -----------
                                      (360,191)    1,896,711
                                   -----------   -----------
Net income (loss) before income       (753,988)    2,673,170
 taxes

Provision for income taxes-
 current                                   -0-        50,000
                                   -----------   -----------
Net income (loss)                     (753,988)    2,623,170

Preferred stock dividends              141,924           -0-
                                   -----------   -----------
Net income (loss) applicable to
 common stock                      $  (895,912)  $ 2,623,170
                                   ===========   ===========
Net income (loss) per common
 and common share equivalents-
 primary and fully-diluted               $(.05)        $0.16
                                   ===========   ===========

Weighted average number of
 common and common equivalent
 shares outstanding primary and
 fully diluted                      17,475,934    15,945,842
                                   ===========   ===========


                     EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                                        ASSETS


                                            June 30, 1995     December 31, 1994
                                            -------------     -----------------

Current Assets:

Cash and cash equivalents                    $ 1,039,627          $ 3,121,794

Accounts receivable                              138,652               83,721

Prepaid insurance and other                    1,259,405            1,468,777
                                             -----------          -----------
Total current assets                           2,437,684            4,674,292
                                             -----------          -----------

Vessels, equipment and fixtures, less
 accumulated depreciation                     13,902,093           14,026,531

Investment in and advances to
unconsolidated affiliate                         271,022              271,022

Land under development for dockside
 gaming                                        4,100,000            4,100,000

Dockside gaming development costs                615,901              455,455
                                             -----------          -----------
                                             $21,326,700          $23,527,300
                                             ===========          ===========

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------


                                                  June 30, 1995     December 31, 1994
                                                  -------------     -----------------
Current Liabilities:

Accounts payable and accrued liabilities           $ 2,636,194         $ 2,306,594

Current maturities of long-term debt                 1,169,998           4,631,383

Unearned cruise revenues                               186,302             192,621
                                                   -----------         -----------

   Total current liabilities                         3,992,494           7,130,598
                                                   -----------         -----------

Long-term debt less current maturities               6,996,121           5,288,723
                                                   -----------         -----------
Total liabilities                                   10,988,615          12,419,321
                                                   -----------         -----------
Stockholder's equity:

Preferred stock, $.01 par value;
 shares authorized 5,000,000; outstanding
 3,216,000; ($5,126,580 aggregate
 liquidation preference)                                32,160              32,160


Common stock, $.001 par value-
 shares authorized 50,000,000;
 issued 23,517,314; outstanding 17,526,276
 and 17,403,615, respectively                           23,517              23,517



Additional paid-in-capital                          23,491,250          23,523,724

Unearned ESOP Shares                                (7,017,056)         (7,175,548)

Deficit                                             (6,001,630)         (5,105,718)

Treasury stock, at cost,
1,300,000 shares                                      (190,156)           (190,156)
                                                   -----------         -----------
Total stockholders' equity                          10,338,085          11,107,979
                                                   -----------         -----------
                                                   $21,326,700         $23,527,300
                                                   ===========         ===========

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                       Six Months Ended June 30,

                                                         1995             1994
                                                     -----------      -----------
Operating Activities:

 Net Income (loss) before income taxes               $  (753,988)     $ 2,623,170

 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

 Depreciation and amortization                           471,502          359,540

 Release of ESOP shares                                  126,018              -0-

 Decrease (increase) in:

  Accounts receivable                                    (54,931)         236,059

  Prepaid expenses                                       209,372         (163,478)

  Other current assets                                       -0-          479,006

 Increase (decrease) in:

  Accounts payable and accrued liabilities               217,676       (1,089,124)

  Unearned cruise revenues                                (6,319)          70,655

  Deposits                                                   -0-          (85,000)
                                                     -----------      -----------
Cash provided by (used in) operating
 activities                                              209,330        2,430,828
                                                     -----------      -----------
Investing activities:

 Purchases of property and equipment                    (347,064)        (251,312)

 Development costs for dockside gaming                  (160,446)             -0-
 Proceeds from sale of gaming equipment                      -0-        1,100,326
                                                     -----------      -----------
 Cash (used in) investing activities                 $  (507,510)     $   849,014
                                                     -----------      -----------



                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                             Six Months Ended June 30,

                                                 1995          1994
                                             -----------   -----------
Financing activities:

 Issuance of common stock                    $       -0-   $ 1,711,389

 Issuance of units                                   -0-     3,399,297

 Purchase of treasury stock                          -0-       (41,406)

 Proceeds from long-term debt                  6,446,332           -0-

 Payment of notes and long-term debt          (8,200,319)   (2,715,626)

 Preferred stock dividends                       (30,000)          -0-
                                             -----------   -----------
Cash provided by (used in) financing
 activities                                   (1,783,987)    2,497,235
                                             -----------   -----------
Net increase (decrease) in cash and cash
 equivalents                                  (2,082,167)    5,777,077

Cash and cash equivalents,
 beginning of period                           3,121,794       228,942
                                             -----------   -----------
Cash and cash equivalents,
 end of period                               $ 1,039,627   $ 6,006,019
                                             ===========   ===========

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

     In the opinion of the Company, such financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995, and the results of operations and cash flows for the three month period then ended.

Note 2.   Net Income (Loss) Per Share

     Net income (loss) per share is based on net income (loss) after preferred stock dividend requirements and the weighted average number of common shares outstanding during each period after giving effect to stock options and warrants considered to be dilutive common stock equivalents. It is assumed that all dilutive stock options and warrants are exercised at the beginning of each year and that the proceeds are used to purchase up to 20 percent of the outstanding shares of the Company's common stock with any remaining proceeds utilized to repay indebtedness.

     Common shares outstanding includes issued shares less shares held in treasury and the 4,691,038 unallocated and uncommitted shares held by the ESOP trust at June 30, 1995. Fully diluted net income (loss) per common and common equivalent share is not materially different from primary net income (loss) per share.

Note 3.   Income Taxes

     The Company's taxable income in 1994 has been offset substantially by the utilization of net operating loss carryforwards.

Note. 4.  Material Contingencies

Florida Department of Revenue Tax Audit
---------------------------------------

     On November 28, 1994, the Florida Department of Revenue (DOR) issued a Notice of Intent to make Sales and Use Tax Audit Changes to the Company for the period February 1, 1989 through June 30, 1994. The proposed audit changes, including penalties and interest total $6,515,681. The Company is challenging the proposed sales tax audit changes. If the Company is not successful in challenging the proposed audit changes, the additional tax the Company would be required to pay, would have a major substantial adverse impact on the Company's financial condition. See "Liquidity and Capital Resources."

Sea Lane Bahamas Limited v. Europa Cruises Corporation
------------------------------------------------------

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

However, the owners of the vessel have informed the company that they believe the Company's liability for damages to the EuropaJet under the charterparty agreement is approximately $700,000. The Settlement Agreement further provides that if the Company and Sea Lane are unable to settle this dispute with respect to the condition of the EuropaJet when it was redelivered to Sea Lane, the amount of the Company's remaining obligation to Sea Lane would be determined in binding arbitration.

      On or about September 26, 1994, Sea Lane filed a Petition to Compel Arbitration in the United States District Court for the Southern District of Florida seeking damages in excess of one million dollars under a charterhire agreement on the vessel known as the "EuropaJet". Sea Lane contends that it acquired the EuropaJet from Europa for nonpayment of amounts due on a charterhire agreement and that substantial expenses were incurred to make repairs for which Europa is responsible. The Petition requested that the court direct Europa to proceed to arbitration under the charterhire agreement. Europa objected to the demand for arbitration and denied that it owed the amount requested by Sea Lane.

     On November 30, 1994, the Company filed an Opposition to the Petition to Compel Arbitration on grounds that the arbitration clause in the Settlement Agreement was procured by fraud. The Company also asked the Court to disqualify the law firm of Douglass & Stroup from representing Sea Lane on grounds that Glen Kolk, maritime counsel to the Company if "Of Counsel" to the law firm of Douglass & Stroup. On or about April 10, 1995, the United States District Court entered an Order granting Sea Lane's Petition to Compel Arbitration. The Court further held that any issues regarding the continued representation of Sea Lane by the law firm of Douglass & Stroup must be resolved by the arbitrators. The parties have not selected arbitrators and no date for the arbitration has been set. On or about August 2, 1995, the EuropaJet sank off the coast of Florida in a hurricane. What, if any effect, this will have on the Petitioner's ability to prove alleged damages is unknown.

William Poulos, Et Al. v. Ambassador Cruise Lines, Inc. Et Al.
-------------------------------------------------------------

     On or about November 29, 1994, William Poulos filed a class action lawsuit on behalf of himself and all others similarly situated against approximately thirty-three defendants, including Europa Cruises of Florida 1, Inc., and Europa Cruises of Florida 2, Inc., in the United States District Court, Middle District of Florida, Orlando Division. Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc. were served with the Complaint on or about March 15, 1995. The suit was filed against the owners, operators and distributors of cruise ship casinos which utilized casino video poker machines and electronic slot machines. The Plaintiff alleges violation of the Federal Civil RICO statute, common law fraud and deceit, unjust enrichment and negligent misrepresentation. The plaintiff in this action had brought a similar action against most land-based casino operations in the United States. The earlier action, which did not name the Company or any of its subsidiaries as defendants, was transferred from the U.S. District Court in Orlando, Florida to the U.S. District Court in Las Vegas, Nevada. The plaintiff contends in both actions that the defendants, owners and operators of casinos, including cruise ship casinos, along with the distributors and manufacturers of video poker machines and electronic slot machines have engaged in a course of fraudulent and misleading conduct intended to induce people to play their machines based on a false understanding that these machines operate in a truly random fashion. The plaintiff alleges that these machines actually follow fixed, preordained sequences that are not random, but rather are both predictable and subject to manipulation by defendants and others. The plaintiff seeks damages in excess of $1 billion dollars against all defendants. Although this action is in the very early stages of litigation, management believes there is no support for plaintiff's factual claims and the Company intends to vigorously defend this lawsuit.

Shoney's Inc. v. Lone Star Hospitality Corporation and Europa Cruises
---------------------------------------------------------------------
Corporation (Tennessee)
----------------------

     On March 7, 1995, Shoney's Inc. filed suit against LoneStar Hospitality Corporation and Europa Cruises Corporation (the Company) in the United States District Court of the Middle District of Tennessee (Case Number 3-95-0215) seeking damages relating to breaches under four separate lease agreements between Shoney's Inc. and LoneStar. The Company was sued as guarantor of the leases under written guarantee agreements.

The Complaint sought a declaration that the leases had been breached by LoneStar, and judgement against LoneStar and the Company for rent and other past due charges. The total amount sought as a judgement was not specified in the Complaint, but was in excess of $110,680, the total rent and property taxes past due.

     On or about June 30, 1995, a Settlement Agreement was reached between Shoney's LoneStar and the Company under which Shoney's was to be paid an agreed upon amount, and certain other obligations were to have been undertaken in exchange for which Shoney's would dismiss the litigation and the leases would then be in full force and effect. Upon successful consummation of all of the provisions of the Settlement Agreement, which is believed to be imminent, the litigation will be dismissed.

Off-Shore, Inc. and Arthur Foss v. Europa Cruise Line, Ltd.
-----------------------------------------------------------

     On or about December 6, 1994, Off Shore, Inc. and Arthur Foss filed suit against Europa Cruise Line, Ltd. in the United States District Court for the District of New Jersey, for $71,541.94, attorneys' fees, interest and costs, alleging breach of contract for failure to pay for goods and services allegedly sold and delivered in or about 1988. The Complaint was served on or about
April 3, 1995. On or about May 9, 1995, Europa Cruises Corporation filed an Answer, Affirmative Defenses and Jury Demand. On or about July 27, 1995, the Court held a Scheduling Conference. The Plaintiff failed to appear at the Scheduling Conference. Nevertheless, the Court proceeded to conduct a scheduling conference and entered a scheduling order. A Settlement Conference is scheduled for August 21, 1995. Discovery in the case is to be concluded by November 17, 1995.

Liberis v. Europa Cruises Corporation (Delaware) (C.A. No. 13103)
----------------------------------------------------------------

     On July 30, 1993, Charles Liberis the founder, a former President, Director and Chief Operating Office of the Company, attempted to exercise 1,417,500 Europa Common Stock purchase options at $.15625 per share. The Company refused Liberis' attempt to exercise these alleged options. On August 30, 1993, Liberis filed a Complaint for Specific Performance of Stock Options against the Company in the Court of Chancery of the State of Delaware in and for New Castle County (C.A. No. 13103).

     On or about October 7, 1993, the Company filed an Answer denying the substantive allegations of the Complaint and asserting counterclaims against Liberis for breach of fiduciary duties and mismanagement of corporate assets in connection with the purchase and sale of Europa's interest in Sea Lane Bahamas/Marne Delaware. On or about October 27, 1993, Liberis filed his reply to counterclaims denying the substantive allegations of the counterclaims.

     On or about May 2, 1995, Liberis amended his Complaint seeking damages in the amount of $1,282,948.00 for Europa's refusal to allow Liberis to exercise his stock options. Inasmuch as any shares issued to Liberis pursuant to exercise of the stock options are "restricted securities" and could not have been sold prior to August 1, 1995, the Company believes there is no basis for Liberis' damage claim.

     The case proceeded to trial on May 22, 1995 and continued through May 25, 1995 before Judge Berger. At the conclusion of the trial, the Court established a post-trial briefing schedule pursuant to which the parties would file their post-trial briefs. On or about July 10, 1995, Liberis filed his Opening Post-Trial Brief in Support of Complaint. On or about July 31,1995, Europa filed its Post-Trial Answering Brief on Plaintiff's Complaint and Post-Trial Opening Brief on its Counterclaim. Additional briefs are due to be filed on August 14, 1995 and August 28, 1995. Thereafter, the trial Judge can enter a decision based on the briefs and evidence presented at trial or schedule a time for the parties to present final arguments. Local counsel has indicated that the Delaware court normally prefers to hear final argument in a case.

Liberis v. Steve Turner, Deborah A. Vitale, William A. Herold, Ernst Walter,
---------------------------------------------------------------------------
Sharon Petty, Charles "Kip" Reddien, Serco International Limited, Casinos
-------------------------------------------------------------------------
Austria Maritime, Austroinvest International, Limited (Pinellas County,
-----------------------------------------------------------------------
Florida) (C.A. No. 93-001626-CI-008)
------------------------------------

     On or about May 5, 1993, Liberis filed suit in the Circuit Court in and for Pinellas County, Florida (Case No. 93-001626-CI-008) for rescission, fraud and conspiracy against the above-named persons and entities and Victor Gersh (now deceased) formerly special counsel to the Company. On or about August 4, 1993, Liberis filed an Amended Complaint, naming additional defendants and adding a count for defamation. Liberis alleges that the defendants conspired to defraud, coerce and trick Liberis into resigning his position as CEO of Europa Cruises Corporation and defamed him. Liberis seeks compensatory, punitive, treble damage and attorneys' fees from the above-named defendants.

     The defendants filed a motion to stay the action on grounds that Liberis had filed a substantially similar action in the Court of Chancery of the State of Delaware in and for New Castle County, styled Liberis v. Reddien, et al
                                                 -------------------------
(Civil Action no. 12955) and that any substantive issue decided in Delaware would be binding as to this case. On December 13, 1993, the Court entered an Order staying this action as to all parties until the cases of Liberis v.
                                                               ---------
Reddien et al (Civil Action No. 12955) and Liberis v. Europa Cruises Corporation
-------------                              -------------------------------------
(Civil Action No. 13103) pending in Delaware were dismissed or final judgement on the merits was entered with respect to all claims alleged in Count I of Civil Action No. 12955 and as to all claims in Civil Action No. 13103. Count I of Delaware Civil Action No. 12955 was for "Removal of Wrongfully Elected Directors and Officers and Reinstatement of Liberis". Liberis has informed the Pinellas County, Florida Circuit Court in a pleading filed on or about June 23, 1995, that he moved to dismiss Civil Action No. 12955 because there have been two annual meetings of Europa subsequent to the filing of that case at which the directors sought to be removed were reelected, thus rendering the case moot.

     On or about August 7, 1995, the defendants agreed to lift the stay for discovery purposes and for the purpose of finalizing the pleadings. No trial date will be scheduled pending a final judgement in Delaware on December 31, 1995.

Liberis v. Europa Cruises Corporation (Escambia County, Florida (Case No.
-------------------------------------------------------------------------
93-1187)
--------

     Liberis filed suit against Europa for amounts allegedly due from Europa in connection with a promissory note Liberis received from Europa in conjunction with a purported December 1990 transfer to Europa of Liberis' interest in Sea Lane. The Complaint alleges that a principal balance of $141,000.00 is owed on the note. The case has been dormant since it was initially filed. It is expected that the disposition of the claims in Delaware will resolve the claims alleged in this action. On July 28, 1995, the Court entered an Order Scheduling a Case Management Conference for August 24, 1995.

Europa Cruises Corporation v. Liberis (Florida Federal Court) (Case No.
-----------------------------------------------------------------------
93-30158)
---------

     Europa filed suit against Liberis in the United Stated District Court for the Northern District of Florida, (Case No. 93-30158). In this action, Europa is seeking damages from Liberis for substantially the same events and transactions alleged in Europa's counterclaim in Delaware Case No. 13103. Liberis also filed a counterclaim requesting the same relief sought in Delaware Case No. 13103. Most of Europa's claims against Liberis and all of Liberis' pending claims against Europa in this case are currently pending before Judge Berger in Delaware Case No. 13103. However, Europa has also made a claim for securities fraud against Liberis in this Florida case which is not made in the Delaware case. Thus, the extent to which a decision in Delaware would resolve all of the issues pending in this case is uncertain.

In re Burton Securities, S.A./Europa Cruises Corporation v. Harrell Z. Browning,
--------------------------------------------------------------------------------
Liquidating Trustee of Burton Securities, S.A. (Texas) (Case No. 91-00125-C-11)
-------------------------------------------------------------------------------

     Europa has filed an action for the return of a deposit of $85,000 together with interest earned thereon, posted in connection with Europa's potential purchase of the M/V LE MISTRAL from a bankruptcy estate. On June 17, 1994, Harrell Z. Browning, Liquidating Trustee under the Chapter 11 plan of Burton Securities, S.A., entered into a binding Memorandum of Agreement with Europa providing for the purchase by Europa of the Panamanian-flag vessel M/V LE MISTRAL. Paragraph 4 of the Agreement gave Europa the right to terminate the Agreement in the event closing did not occur within sixty days from the date of the Agreement in which event, Europa would be entitled to receive a refund of the full escrow deposit. Moreover, the Court entered an Order on July 15, 1994, approving the terms and condition of the Agreement in all respects and specifically stating that "[i]f for any reason the closing [had] not taken place on or before August 16, 1994, Europa may, at its option, terminate the Europa Agreement and, in such event, the Trustee shall refund the entire escrow deposit plus any accrued interest to Europa and Europa shall have no obligation to the Trustee or the estate." The Trustee was notified on August 15, 1994, that Europa had determined to exercise its right to terminate the Agreement. Since August 22, 1994, Europa has attempted to obtain the return of its deposit from the Trustee who has refused to return same. On the contrary, the Trustee has filed an action against Europa for breach of contract and alleged damages. The Company believes there is no merit to the action and that the action is designed to force Europa to settle for less than the full deposit to which it is entitled.

Galveston County Tax Assessment
-------------------------------

     The County of Galveston, Texas, by letter dated May 12, 1995, notified Europa Cruise Line, Ltd., the predecessor of Europa Cruises Corporation,that there is tax, penalty and interest due in the amount of $80,667.47 arising from the failure to pay taxes incurred in the year 1990. The Company maintains that it is not liable for this alleged tax.

Note 5.   Long-term debt

     On May 23, 1995, the Company received a 11.35% term loan of $6,446,332 from First Union National Bank of Florida. The term loan agreement requires monthly payments of approximately $103,000, including interest, through 2003. The loan is secured by vessel mortgages and security interest in accounts receivable, inventories, equipment and intangibles.

     At June 30, 1995, the Company fell below the tangible net worth covenant required by the loan with First Union National Bank of Florida, resulting in a technical default of the loan. The Company has requested a waiver from the tangible net worth covenant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Three Months Ended June 30, 1995
--------------------------------------------------------------

     The Company experienced high startup costs with the opening of the Miami Beach port during the second quarter ending June 30, 1995. The Miami Beach port also posted losses during all three months of the quarter. The advertising and promotion costs are extremely expensive in the Miami Beach port. The Company anticipates the Miami Beach port to break even and begin making a profit by the end of September, 1995.

Revenues
--------

     The Company operated 566 cruises in the current period in 1995 as compared to 497 in the comparable period in 1994, an increase of approximately 14%. The Company carried 91,360 passengers in the current period, as compared with 82,085 in 1994, an increase of approximately 11%. The occupancy level on a per cruise basis declined during the current period by approximately 2%. This decline in occupancy can be attributed to the start up operation in Miami Beach. The Company had total revenues of approximately $5,200,000 in 1995 as compared to approximately $4,400,000 for the comparable period in 1994, an increase of approximately 18%.

     The revenues from casino operations increased by approximately $1.3 million or 64% in the second quarter of 1995 over the comparable period of 1994, primarily due to the Company operating its own casinos on board the vessels in 1995. This represents an increase per passenger of approximately $15.55, or 62%. The Company realized 100% of the gaming revenue as compared to only 65% in 1994 (3.5% of gross gaming revenue is paid to Casinos Austria Maritime, see casino operating expenses). The comparison from 1994 to 1995, in the second quarter, of gross gaming revenue (prior to the split with Casinos Austria), shows an increase of approximately $210,000, an increase of 7%. Revenue from passenger fares decreased by $665,704 or $7.28 per passenger. The decrease is attributable to the increased competition, and the Company's need to reduce the fares in order to remain competitive throughout the state of Florida.

     Beverage reserve decreased by $157,510, or $1.72 per passenger. This decrease is attributable to an increase in the complimentary drinks that are provided in the casinos on board the vessels. This is a net revenue figure after complimentary drinks. The gross beverage revenue has decreased $70,559 from the same period in 1994 or $0.77 per passenger. The decrease in gross revenue is attributable to the initial low passenger counts during the startup of operations in Miami Beach.

     The Company received $256,000, during the second quarter of 1995 under a May, 1995 charter agreement of the M/V Stardancer, which was purchased in 1994. The charter agreement expires in November, 1995. However, the charterer has an option to extend this charter for an additional 6 months. The charterer is required to notify the Company on or before August 22, 1995, as to whether it intends to renew its charter under the agreement.

Vessel Operating Expenses
-------------------------

     The Company saw an increase in vessel operating expenses of $103,000 as a result of an increase in payroll, maintenance, fuel and insurance costs associated with the operating of four vessels in 1995 as opposed to three in 1994.

Casino Operating Expenses
-------------------------

     Casino operating expenses increased significantly in the current period, due to the Company internalizing all casino operations. A significant portion of the casino expense consists of the fee paid to Casinos Austria Maritime, which includes 3.5% of the gross gaming revenue and the purser fees that are associated with each cruise. This agreement continues until December, 1997.

Administrative and General Expenses
-----------------------------------

     There was a net increase in administrative and general expenses of approximately $450,000 over the comparable period of 1994, primarily due to an increase in corporate legal fees of approximately $350,000; an increase in accounting fees of approximately $50,000; an increase in Casino World and Mississippi Gaming of approximately $70,000 and an ESOP expense of approximately $61,000. There was a decrease in administrative and general expenses from the operating vessels of approximately $48,000. The increase in the legal fees is attributable to the Company's litigation with a former director. "See Legal Proceedings." The increase in accounting fees is attributable, in part, to the Company's need for accounting services for legal proceedings, new financing, and ongoing tax litigation. See "Legal Proceedings." The increase in Casino World and Mississippi Gaming is attributable to the development of the Company's Diamondhead, Mississippi Gaming site. A one time charge of approximately $150,000 related to the sale of property in Mississippi is reflected in 1994 administrative and general expenses.

Advertising and Promotion
-------------------------

     There was an increase in advertising and promotion of approximately $67,000. This is primarily due to the increased costs associated with operating in Miami Beach.

Interest, Net
-------------

     Interest, net of interest income of $24,000 amounted to $163,000 in the second quarter as opposed to $122,000 in the prior year. The increase, in part, is related to increased borrowing.

Other Income, Expense
---------------------

     The other income reflects the gain on the sale of the Company's Back Bay Biloxi, Mississippi site. The $200,000 other expense relates to the writeoff of a loan made to Caribe FunKruz Corp., S.A.

Results of Operations for the Six Months Ended June 30, 1995
------------------------------------------------------------

Revenues
--------

     The Company, during the first six months, operated 1,050 cruises in 1995 as compared to 947 in 1994, an 11% increase. The Company during the first six months carried 194,599 passengers in 1995 as compared to 165,086 in 1994, an 18% increase. The Company had an occupancy per cruise increase of approximately 6%.

     The Company had casino revenues of approximately $6,900,000 during the first six months of 1995, as compared to approximately $4,100,000 in 1994. This represents an increase of approximately $2,800,000, or 68%. In comparing the gross gaming revenues that all the vessels earned, the increase is approximately $558,000 or 9%. The gross gaming revenue is the total revenue earned by the vessels in 1994 prior to the revenue split with Casinos Austria Maritime.

     The Company had, in the first six months of 1995, passenger fare revenues of approximately $2,500,000 as compared to $3,700,000 in the comparable period in 1994, a decrease of $1,200,000 or 32%. This reduction represents approximately $6.16 per passenger. The decrease is due to increased competition throughout Florida and the company's desire to maintain market share. The Company is experiencing competition that advertises cruise prices as low as $1.00. This $1.00 fare includes, the cruise, meal and entertainment. In some markets, the competitors are advertising "Free" cruises, that is also inclusive of the cruise, food and entertainment.

     The increased competition throughout Florida appears to have risen from the defeat of a Referendum on land based gaming, on November 8, 1994, which prompted new competitors to open new day cruise vessels in Florida.

     The Company had, in the first six months of 1995, beverage revenues of approximately $750,000 as compared to approximately $1,000,000 in the comparable period in 1994, a decrease of 25%. This is a net beverage revenue after all casino complimentaries are deducted. The gross beverage revenue for the six months in 1995 is approximately $1,100,000 as compared to approximately $1,200,000 in the comparable period in 1994.

Vessel Operating Expenses
-------------------------

     The Company had, in the first six months of 1995, vessel operating expenses of approximately $5,300,000 as compared to approximately $5,200,000 in the comparable period in 1994, an increase of approximately $100,000 or 2%. This increase can be attributed to the Company operating four vessels in the current period as compared to only three vessels in 1994.

Casino Operating Expenses
-------------------------

     The Company had a significant increase in the casino operating expenses in the first six months of 1995 as compared to 1994. The Company began operating all of the on board casinos effective October 15, 1994. Included in the casino operating expenses is the 3.5% consulting fee and the expenses associated with the Casinos Austria pursers on board each cruise.

Administrative and General Expenses
-----------------------------------

     The Company had administrative and general expenses, during the first six months of 1995, of approximately $2,000,000 as compared to approximately $1,500,000 in the comparable period of 1994, an increase of approximately 33%. This increase can be attributed to the increases, as previously outlined, that the Company experienced in the second quarter of 1995. (See management discussion and analysis for the three months ending June 30, 1995).

Advertising and promotion
-------------------------

     The Company had, during the first six months of 1995, advertising and promotion expenses of approximately $1,100,000, as compared to $1,000,000 during the comparable period in 1994, an increase of approximately 10%. This increase is primarily due to the startup costs associated with Miami Beach.

Interest Net
------------

     Interests net of interest income of $81,000 amounted to $360,000 as opposed to $191,000 in the prior period. The increase, in part, is related to increased borrowing.

Other Income
------------

     The other income in 1994 reflects the gain on the sale of the Company's Back Bay Biloxi, Mississippi site. The other expense of $200,000 relates to the writeoff of a loan made to Caribe FunKruz Corp., S.A.

Liquidity and Capital Resources
-------------------------------

     As a result of the term loan of $6,446,332 from First Union National Bank of Florida, the Company's working capital deficiency decreased to $1.5 million at June 30, 1995 from $2.5 million at December 31, 1994. The Company's monthly payments under the term loan agreement approximate $103,000 per month compared to approximately $165,000 before the debt restructuring. Cash provided by operations during the six months ended June 30, 1995 was $209,000. Depreciation, release of ESOP shares, a decrease in prepaid expenses and an increase in accounts payable and accrued expense; more than offset changes in accounts receivable and increased unearned cruise revenues.

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

     On June 28, 1989, the Florida Department of Revenue issued Technical Assistance Advisement (TAA 89(A) - 034 to Europa Cruise Line, Ltd. (the entity which is now known as Europa Cruises Corporation). This TAA appeared to resolve the admissions tax issue and the tax on purchases issued in favor of Europa. The Department revised this TAA in 1990, purporting to "clarify" that it had actually intended to conclude that the admissions tax was applicable. The revision did not revisit the tax on purchases. On April 21, 1995, the Assistant General Counsel for the Florida Department of Revenue issued a recommendation to the auditor responsible for the Europa sales tax assessments that the TAA issued on June 28, 1989 should be honored. Therefore, the Assistant General Counsel recommended that the assessment for Europa Cruise Line, Ltd., be eliminated for the period from June 28, 1989 to May 2, 1990. The Assistant General Counsel further recommends that the TAA be honored for all purchases made by Europa Cruise Line, Ltd., if such purchases were for supplies appropriate to carry out the purposes for which the Vessel was designed. The recommendation is limited to assessments for Europa Cruise Line, Ltd. However, the Company intends to pursue the argument that the successor entities are entitled to the benefits of the TAA. The recommendation of General Counsel for the Florida Department of Revenue regarding the TAA will reduce the sales tax assessment by the Department of Revenue. However, it is not possible for the Company to estimate the amount of the reduction in the sales tax assessment at this time.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

     See Note 4 - Material Contingencies.

Item 5.   Other Information
          -----------------

     (a) On March 20, 1995, Lester Bullock, President of Europa Cruises Corporation was named as a Director of the Company. On March 20, 1995, the Board of Directors elected Deborah A. Vitale as Chairman of the Board replacing Stephen M. Turner. On March 20, 1995, Stephen M. Turner resigned as a Director of the Company.

     (b) On or about June 26, 1995, Mr. Ernst G. Walter, a member of the Board of Directors, was arrested by agents of the U.S. government pursuant to an extradition request filed by the Austrian government. The Austrian government requested extradition in connection with an on going criminal investigation involving the trading by Austroinvest International, Serco International and their affiliates in the securities of several companies including Europa Cruises Corporation. The Board of Directors, under the circumstances, requested Mr. Walter's resignation as a Director of the Company. Mr. Walter denied all allegations of wrong doing and declined to resign. On or about August 4, 1995, the U.S. District Court for the Middle District of Florida entered an order extraditing Mr. Walter.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     No reports on Form 8-K have been filed during the quarter ended June 30, 1995.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EUROPA CRUISES CORPORATION


Date: August 14, 1995                     By: /s/ Lester E. Bullock
                                              ---------------------
                                                  Lester E. Bullock
                                                  President


                                          By: /s/ Charles M. Kleim
                                              --------------------
                                                  Charles M. Kleim
                                                  Chief Financial Officer