Form 10QSB
period 1995-09-30
EUROPA CRUISES CORP
filed 1995-11-17
CIK 844887

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___ to ___

                        Commission File Number 0-17529

                          EUROPA CRUISES CORPORATION
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

           DELAWARE                                          59-2935476
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                               Number)

   150 153rd Avenue, Suite 200, Madeira Beach, Florida 33708
--------------------------------------------------------------------------------
(Address of principal executive offices) (zip code)

                              (813) 393-2885 extension 326
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

                                                   Number of Shares Outstanding

                                                        At October 30, 1995
                                                  ------------------------------

                                                            17,740,237
                                                  ------------------------------

                          EUROPA CRUISES CORPORATION

                                     INDEX

PART I - FINANCIAL INFORMATION                                        PAGE NO.
ITEM 1      Consolidated Statements of Operations for the Three
------      Months Ended September 30, 1995 and 1994.                    2

            Consolidated Statements of Operations for the Nine
            Months ended September 30, 1995 and 1994.                    3

            Consolidated Balance Sheets as of September 30, 1995         4-5

            Consolidated Statements of Cash Flows for the Nine
            Months Ended September 30, 1995 and 1994.                    6-7

            Notes to Consolidated Financial Statements                   8-13

ITEM 2      Management's Discussion and Analysis of Financial
------      Condition and Results of Operations.                         13-16

PART II - OTHER INFORMATION
ITEM 1      Legal Proceedings                                            16
------

ITEM 5      Other Information                                            16
------

ITEM 6      Exhibits and Reports on Form 8K                              17
------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


     ITEM 1    Financial Statements
     ------

               The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of Management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Three Months Ended September 30
                                                 -------------------------------
                                                 1995                       1994
                                                 ----                       ----
Revenues

 Casino revenue                           $ 2,520,830                $ 1,883,501

 Passenger fares                            1,019,284                  1,466,289

  Beverage                                    289,294                    420,856

  Charter fees                                258,666                        -0-

  Other                                        46,687                    105,096
                                          -----------                -----------

                                            4,134,761                  3,875,742
                                          -----------                -----------
Costs and Expenses

  Vessel operating                          2,161,631                  2,005,005

  Casino operations                           858,451                     32,446

  Administrative and general                  620,224                    960,556

  Advertising and promotion                   341,689                    530,119

  Depreciation and amortization               281,257                    179,865
                                          -----------                -----------

                                            4,263,252                  3,707,991
                                          -----------                -----------
Other income (expense)

  Interest, net                              (224,054)                   (89,327)

  Other income                                    -0-                        -0-

  Other expense                                   -0-                        -0-
                                          -----------                -----------

                                             (224,054)                   (89,327)
                                          -----------                -----------

Net income (loss) before income taxes        (352,545)                    78,424

Provision for income taxes - current           13,390                        -0-
                                          -----------                -----------
Net income (loss)                            (365,935)                    78,424

Preferred stock dividends                      70,600                        -0-
                                          -----------                -----------
Net income (loss) applicable to common
stock                                        (436,535)                    78,424
                                          ===========                ===========

Net income (loss) per common share
(Note 2)                                  $      (.02)               $       N/A
                                          ===========                ===========

Net income (loss) per common share
equivalents-primary and full diluted
(Note 2)
                                                  N/A                $      0.01
                                          ===========                ===========

Weighted average number of common
and common shares outstanding (Note 2)     17,510,146                 15,963,862
                                          ===========                ===========

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Nine Months Ended September 30
                                                  ------------------------------
                                                  1995                      1994
                                                  ----                      ----
Revenues

  Casino revenue                           $ 9,444,547               $ 6,021,101

  Passenger fares                            3,533,225                 5,168,677

  Beverage                                   1,057,313                 1,452,747

  Charter fees                                 773,576                       -0-

  Other                                        207,038                   150,169
                                           -----------               -----------

                                            15,015,699                12,792,694
                                           -----------               -----------
Costs and Expenses

  Vessel operating                           7,492,163                 7,019,950

  Casino operations                          3,083,956                    77,756

  Administrative and general                 2,686,850                 2,544,190

  Advertising and promotion                  1,520,633                 1,575,803

  Depreciation and amortization                754,385                   695,444
                                           -----------               -----------

                                            15,537,987                11,913,143
                                           -----------               -----------
Other income (expense)

  Interest, net                               (584,244)                 (280,716)

  Other income                                     -0-                 2,352,758

  Other expense                                    -0-                  (200,000)
                                           -----------               -----------

                                              (584,244)                1,872,042
                                           -----------               -----------

Net income (loss) before income taxes       (1,106,532)                2,751,593

Provision for income taxes-current              13,390                    50,000
                                           -----------               -----------

Net income                                  (1,119,922)                2,701,593

Preferred stock dividends                      212,524                       -0-
                                           -----------               -----------

Net income (loss) applicable to common
stock                                      $(1,332,466)              $ 2,701,593
                                           ===========               ===========

Net income (loss) per common share
(Note 2)                                          (.08)              $       N/A
                                           ===========               ===========

Net income (loss) per common share
(Note 2)                                   $       N/A               $      0.18
                                           ===========               ===========

Weighted average number of common
and commons shares outstanding              17,507,498                15,360,175
                                           ===========               ===========

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS
                                    ------

                                                      September 30, 1995
Current Assets:                                       ------------------

Cash and cash equivalents                                   $    810,952

Accounts receivable                                              156,715

Prepaid insurance and other                                      969,268
                                                            ------------

Total current assets                                           1,936,935
                                                            ------------
Vessels, equipment and fixtures, less
 accumulated depreciation                                     13,788,982

Investment in and advances to
unconsolidated affiliate                                         425,574

Land under development for dockside gaming
                                                               4,100,000

Dockside gaming development costs                                615,901
                                                            ------------

                                                            $ 20,867,392
                                                            ============

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                            September 30, 1995
                                                            ------------------
Current Liabilities:

Accounts payable and accrued liabilities                          $  1,862,755

Current maturities of long-term debt                                 2,311,220

Unearned cruise revenues                                               117,797
                                                                  ------------
     Total current liabilities                                       4,291,772
                                                                  ------------

Long-term debt less current maturities
(Note 5)                                                             6,827,566
                                                                  ------------
Total liabilities                                                   11,119,338
                                                                  ------------
Stockholder's equity:

Preferred stock, $.01 par value;
shares authorized 5,000,000; outstanding
3,216,000; ($5,126,580 aggregate
liquidation preference)                                                 32,160

Common stock, $.001 par value-
shares authorized 50,000,000;
issued 23,517,314; outstanding 17,526,276
and 17,403,615, respectively                                            23,517

Additional paid-in-capital                                          23,371,898

Unearned ESOP Shares                                                (7,051,200)

Deficit                                                             (6,438,165)

Treasury stock, at cost,
1,300,000 shares                                                      (190,156)
                                                                  ------------
Total stockholders' equity                                           9,748,054
                                                                  ------------
                                                                  $ 20,867,392
                                                                  ============

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 Nine Months Ended September 30,
                                                         1995               1994
                                                         ----               ----
Operating Activities:

 Net Income (loss) before income taxes            ($1,106,532)       $ 2,701,594

 Adjustments to reconcile net income
 (loss) to net cash provided by (used in) operating activities:

 Depreciation and amortization                        752,764            695,444

 Release of ESOP shares                               (27,478)               -0-

 Decrease (increase) in:

  Accounts receivable                                 (72,994)         1,092,574

  Prepaid expenses                                    499,509             24,544

  Other current assets                               (154,552)               -0-

 Amount due from affiliate                                -0-            197,437

 Increase (decrease) in:

  Accounts payable and accrued liabilities           (686,796)        (2,120,307)

  Unearned cruise revenues                            (59,760)           106,214

  Deposits                                                -0-            (85,000)
                                                 ------------        -----------
Cash provided by (used in) operating
activities                                           (855,839)         2,612,500
                                                 ------------        -----------
Investing activities:

 Purchases of property and equipment                 (515,215)        (3,948,317)

 Development costs for dockside gaming               (160,446)

 Proceeds from sale of gaming equipment                   -0-            428,566
                                                 ------------        -----------
 Cash (used in) investing activities             $   (675,661)       $(3,519,751)
                                                 ------------        -----------

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 Nine Months Ended September 30

                                                      1995                 1994
                                                      ----                 ----
Financing activities:

  Issuance of common stock                     $       -0-          $ 4,160,367

  Issuance of units                                    -0-            2,793,900

  Purchase of treasury stock                           -0-              (41,406)

  Proceeds from long-term debt                   7,646,332            1,027,343

  Payment of notes and long-term debt           (8,370,395)          (2,852,329)

  Preferred stock dividends                        (55,279)             (22,702)
                                               -----------          -----------
Cash provided by (used in) financing
activities                                        (779,342)           5,065,173
                                               -----------          -----------
Net increase (decrease) in cash and cash
equivalents                                     (2,310,842)           4,157,922

Cash and cash equivalents,
beginning of period                              3,121,794              228,915
                                               -----------          -----------
Cash and cash equivalents,
end of period                                  $   810,952          $ 4,386,837
                                               ===========          ===========
Supplemental schedule of noncash
investing and financing activates:

  Payment of preferred dividends in stock      $    55,600
                                               ===========

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Casino Revenue
--------------

Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Revenue does not include the retail amount of fares, food, and beverage provided gratuitously to customers, which was $268,000 and $192,000 for the three months ended September 30 in 1995 and 1994 respectively; and $737,000 and $663,000 in the nine months ended September 30 in 1995 and 1994 respectively.

Drydocking
----------

Prior to September 30, 1995, drydocking costs were expensed evenly over the period to the next scheduled drydocking. In September 1995, the Company changed its estimate of future benefit for drydocking costs to recognize future benefit to such cost. When incurred, drydock costs will be capitalized and depreciated over periods ranging from two to five years. This change had the effect of increasing net income approximately $125,000. The next scheduled drydock is set for September 1996.

Note 2.  Net Income (Loss) Per Share

Net income (loss) per share is based on net income (loss) after preferred stock dividend requirements and the weighted average number of common shares outstanding during each period after giving effect to stock options and warrants considered to be dilutive common stock equivalents. It is assumed that all dilutive stock options and warrants are exercised at the beginning of each year and that the proceeds are used to purchase up to 20 percent of the outstanding shares of the Company's common stock with any remaining proceeds utilized to repay indebtedness. Primary and fully diluted earnings per share were not calculated for 1995, since such calculation would be anti-dilutive.

Common shares outstanding includes issued shares less shares held in treasury and the 4,729,167 unallocated and uncommitted shares held by the ESOP trust at September 30, 1995.

Fully diluted earnings per common and common equivalent share is not materially different from primary net income per share.

Note 3.  Income Taxes

The Company's taxable income in 1994 has been offset substantially by the utilization of net operating loss carryforwards.

Note 4.  Long-term Debt

     On May 23, 1995, the Company received a 11.35% term loan of $6,446,332 from First Union National Bank of Florida. The term loan agreement requires monthly payments of approximately $103,000, including interest, through 2003. The loan is secured by vessel mortgages and security interests in accounts receivable, inventories, equipment and intangibles. The Company entered into an interest swap agreement with First Union to fix the rate at 11.35%. The notional amount of the swap is equal to the outstanding principal balance of the loan.

At September 1995, the Company did not meet the tangible net worth covenant required by the loan with First Union National Bank of Florida. First Union has waived the default, reduced the amount of the tangible net worth covenant and provided a grace period to March 31, 1996 to cure the violation. Management believes it is probable the default will be cured before March 31, 1996.

Note 5.  Material Contingencies

Florida Department of Revenue Tax Audit
---------------------------------------

On November 28, 1994, the Florida Department of Revenue (DOR) issued a Notice of Intent to Make Sales and Use Tax Audit Changes to the Company for the period February 1, 1989 through June 30, 1994. The proposed audit changes, including penalties and interest total $6,515,681. The Company is challenging the proposed sales tax audit changes. If the Company is not successful in challenging the proposed audit changes, the additional tax the Company would be required to pay, would have a major, substantial adverse impact on the Company's financial condition. See "Liquidity and Capital Resources." On June 8, 1995, the Florida Department of Revenue issued the First Revised Notice of Intent to Make Sales and Use Tax Audit Changes to the Company for the period February 1, 1989 through June 30, 1995. This revision reduced the tax assessed by $150,000.00.

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

William Poulos, Et Al. v. Ambassador Cruise Lines, Inc. Et Al.
--------------------------------------------------------------

On or about November 29, 1994, William Poulos filed a class action lawsuit on behalf of himself and all others similarly situated against approximately thirty-three defendants, including Europa Cruises of Florida 1, Inc., and Europa Cruises of Florida 2, Inc., in the United States District Court, Middle District of Florida, Orlando Division. Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc. were served with the Complaint on or about March 15, 1995. The suit was filed against the owners, operators and distributors of cruise ship casinos which utilized casino video poker machines and electronic slot machines. The Plaintiff alleges violation of the Federal Civil RICO statute, common law fraud and deceit, unjust enrichment and negligent misrepresentation. The plaintiff in this action had brought a similar action against most land-based casino operations in the United States. The earlier action, which did not name the Company or any of its subsidiaries as defendants, was transferred from the U. S. District Court in Orlando, Florida to the U.S. District Court in Las Vegas, Nevada. The plaintiff contends in both actions that the defendants, owners and operators of casinos, including cruise ship casinos, along with the distributors and manufacturers of video poker machines and electronic slot machines have engaged in a course of fraudulent and misleading conduct intended to induce people to play their machines based on a false understanding that these machines operate in a truly random fashion. The plaintiff alleges that these machines actually follow fixed, preordained sequences that are not random, but rather are both predictable and subject to manipulation by defendants and others. The plaintiff seeks damages in excess of $1 billion dollars against all defendants. Although this action is in the very early stages of litigation, management believes there is no support for plaintiff's factual claims and the Company intends to vigorously defend this lawsuit.

On September 13, 1995, the Honorable Anne C. Conway entered an Order in the United States District Court for the Middle District of Florida, Orlando Division, where the above-referenced case was currently pending against Europa Cruises Corporation and other cruise ship companies, transferrring the case pending in the United States District Court for the Middle District of Florida, Orlando Division, to the United States District Court for the District of Nevada, Southern Division. Europa intends to move the Court to consolidate those cases now pending against the land-based casino operators and the manufacturers, assemblers and distributors of gaming equipment previously sued in federal court in Nevada with those cases filed against the cruise ship companies. Management believes the Nevada forum provides a more favorable forum in which to litigate the issues raised in the Complaint.

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

Liberis v. Europa Cruises Corporation (Delaware) (C.A. No. 13103)
-----------------------------------------------------------------

On July 30, 1993, Charles Liberis the founder, a former President, Director and Chief Operating Officer of the Company, attempted to exercise 1,417,500 Europa Common Stock purchase options at $.15625 per share. The Company refused Liberis' attempt to exercise these alleged options. On August 30, 1993, Liberis filed a Complaint for Specific Performance of Stock Options against the Company in the Court of Chancery of the State of Delaware in and for New Castle County (C.A. No. 13103).

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

The case proceeded to trial on May 22, 1995 and continued through May 25, 1995 before Judge Berger.
Post-trial briefs have been filed and the Court has taken the matter under consideration.

Liberis v. Steve Turner, Deborah A. Vitale, William A. Herold, Ernst Walter,
----------------------------------------------------------------------------
Sharon Petty, Charles"Kip" Reddien, Serco International Limited, Casinos Austria
--------------------------------------------------------------------------------
Maritime, Austroinvest International, Limited (Pinellas County, Florida) (C.A.
------------------------------------------------------------------------------
No. 93-001626-CI-008)
---------------------

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

The defendants filed a motion to stay the action on grounds that Liberis had filed a substantially similar action in the Court of Chancery of the State of Delaware in and for New Castle County, styled Liberis v. Reddien, et al. (Civil
                                              -------    ---------------
Action no. 12955) and that any substantive issue decided in Delaware would be binding as to this case. On December 13, 1993, the Court entered an Order staying this action as to all parties until the cases of Liberis v. Reddien et
                                                         ---------------------
al (Civil Action No. 12955) and Liberis v. Europa Cruises Corporation (Civil
--                              -------------------------------------
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

On or about August 7, 1995, the defendants agreed to lift the stay for discovery purposes and for the purpose of finalizing the pleadings. No trial date will be scheduled pending a final judgement in Delaware or December 31, 1995.

Liberis v. Europa Cruises Corporation (Escambia County, Florida) (Case No.
--------------------------------------------------------------------------
93-1187)
--------

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

Europa Cruises Corporation v. Liberis (Florida Federal Court) (Case  No.
------------------------------------------------------------------------
93-30158)
---------

Europa filed suit against Liberis in the United Stated District Court for the Northern District of Florida. (Case No. 93-30158). In this action, Europa is seeking damages from Liberis for substantially the same events and transactions alleged in Europa's counterclaim in Delaware Case No. 13103. Liberis also filed a counterclaim requested the same relief sought in Delaware Case No. 13103.
Most of Europa's claims against Liberis and all of Liberis' pending claims against Europa in this case are currently pending before Judge Berger in Delaware Case No. 13103. However, Europa has also made a claim for securities fraud against Liberis in this Florida case which is not made in the Delaware case. Thus, the extent to which a decision in Delaware would resolve all of the issues pending in this case is uncertain.

In Re Burton Securities, S.A./Europa Cruises Corporation v. Harrell Z. Browning,
--------------------------------------------------------------------------------
Liquidating Trustee of Burton Securities, S.A. (Texas) (Case No. 91-00125-C-11)
-------------------------------------------------------------------------------

Europa has filed an action for the return of a deposit of $85,000 together with interest earned thereon, posted in connection with Europa's potential purchase of the M/V LE MISTRAL from a bankruptcy estate. On June 17, 1994, Harrell Z. Browning, Liquidating Trustee under the Chapter 11 plan of Burton Securities, S.A., entered into a binding Memorandum of Agreement with Europa providing for the purchase by Europa of the Panamanian-flag vessel M/V LE MISTRAL. Paragraph 4 of the Agreement gave Europa the right to terminate the Agreement in the event closing did not occur within sixty days from the date of the Agreement in which event, Europa would be entitled to receive a refund of the full escrow deposit. Moreover, the Court entered an Order on July 15, 1994, approving the terms and conditions of the Agreement in all respects and specifically stating that "[i]f for any reason the closing [had] not taken place on or before August 16, 1994, Europa may, at its option, terminate the Europa Agreement and, in such event, the Trustee shall refund the entire escrow deposit plus any accrued interest to Europa and Europa shall have no obligation to the Trustee or the estate." The Trustee was notified on August 15, 1994, that Europa had determined to exercise its right to terminate the Agreement. Since August 22, 1994, Europa has attempted to obtain the return of its deposit from the Trustee who has refused to return same. On the contrary, the Trustee has filed an action against Europa for breach of contract and alleged damages. The Company believes there is no merit to the action and that the action is designed to force Europa to settle for less than the full deposit to which it is entitled.

Galveston County Tax Assessment
-------------------------------

The County of Galveston, Texas, by letter dated May 12, 1995, notified Europa Cruise Line, Ltd., the predecessor of Europa Cruises Corporation, that there is tax, penalty and interest due in the amount of $80,667.47 arising from the failure to pay taxes incurred in the year 1990. The Company maintains that it is not liable for this alleged tax.

Turner v. Europa Cruises Corporation
------------------------------------

On or about August 15, 1995, Stephen M. Turner, former Chairman of the Board of Europa Cruises Corporation, filed suit in the Chancery Court of the State of Delaware in and for New Castle County, against Europa Cruises Corporation and its three Directors, Deborah A. Vitale, Ernst Walter and Lester Bullock. On or about September 1, 1995, Mr. Turner withdrew his claims against the individual Directors. Mr. Turner sought a declaratory judgement from the Court declaring him to be a member of the Board of Directors of Europa Cruises Corporation. The Company maintained that Mr. Turner unequivocally resigned on March 20, 1995 in the presence of four witnesses after the Board removed him as Chairman of the Board and replaced him with Deborah A. Vitale and that his actions during the meeting and following his resignation confirmed same. The Company maintained that Mr. Turner's attempt to unilaterally resurrect himself as a Director of the Company after having resigned was of no force and effect. Following depositions taken on or about September 26, 1995, Mr. Turner agreed to settle for $17,500 and certain assurances regarding his existing stock options. Counsel for the parties are in the process of preparing the settlement documents.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations for the Three Months Ended September 30, 1995
-------------------------------------------------------------------

Revenues
--------

The Company operated 513 cruises and carried 63,917 passengers in the current period in 1995 generating revenues of $4,134,761 or $64.68 per passenger. This compares to 475 cruises and 69,451 passengers in 1994 on revenues of $3,875,742 or $55.81 per passenger. This significant increase in per passenger revenue results from the Company's continuing marketing efforts to find the best complement of passenger fare prices relative to casino patronage. For example, the retail value of complementary drinks, meals and tickets given away in the current period in 1995 was $267,732. This compares to $192,364. Complementary packages are generally given to VIP gamblers to attract their patronage on the vessel. As a result, even though total passenger count decreased, per passenger revenue increased due to increased casino revenues.

The decrease in passengers relates to the west coast ports and is the direct result of port weather and new competition.

Net Income Before Taxes
-----------------------

Effect on 1994 Third Quarter Results for 1994 Fourth Quarter Adjustments
------------------------------------------------------------------------

The Company reported a 1994 fourth-quarter loss of $1,622,000. Included in this fourth quarter loss was the effect of year end adjustments which reduced net income by approximately $1,600,000. The fourth quarter adjustments were primarily related to normal and recurring adjustments that were omitted in the prior quarters of 1994. These adjustments are described more fully in the 1994 Form 10-KSB.

The Company reported net income of $78,424 for the three months ended September 30, 1994. If the above described 1994 fourth quarter adjustments are considered, the Company would have reported a net loss for the three months ended September 30, 1994 of approximately $(820,000).

This compares to a net loss before tax of $(352,545) for the same period in 1995. The decrease in loss results from the increase in revenue discussed above and a decrease in operating costs described under the results of operations for the nine-months ended.

September Meal Costs
--------------------

Beginning in September 1995, the Company internalized the meal service on all vessels. This includes all aspects of meal preparation and service. Meal costs were internalized because the Company believes it can provide meals on the vessels at a lower unit costs and allows the Company the flexibility to consider alternative meal structures in its marketing efforts to find the best complement of passenger fares to casino revenues.

In September 1994, when the Company out-sourced its meal service, the per passenger meal costs was $9.68. In September 1995, the internal per passenger meal costs is $6.87 or a per passenger savings of $2.81. The Company's goal is to reduce foods costs per passenger to $6.25 by year-end.

Results of Operations for the Nine Months Ended September 30, 1995
------------------------------------------------------------------

Revenues
--------

The Company, during the first nine months in 1995, operated 1,771 cruises, carried 258,516 passengers, and earned revenue of $15,015,699 or $58.08 per passenger. This compares to 1,422 cruises with 234,537 passengers on revenue of $12,792,694 or $54.54 for the same period in 1994. The difference is the result in a swing in revenues from passenger fares to casino revenues. Per passenger fare revenue dropped to $13.74 in 1995 from $22.03 in 1994 or a per passenger decrease of $8.29. This if offset by an increase in per passenger casino revenue of $39.53 in 1995 compared to $25.67 in 1994 or a per passenger increase of $13.86.

In 1994, the per passenger gross casino revenue (before reduction for the casino concessionaire fees) was $39.00 and the Company's per passenger proportionate share of the casino revenues was $25. In 1995, when the Company internalized casino operations, net casino revenue before reduction for a casino management fee paid to the former concessionaire is $29.75.

Net Income Before Tax
---------------------

Nine-month net income before tax for 1994 was $2,751,594 which includes a nonrecurring gain on the sale of unimproved land of $2,253,124. The nine month net income before tax adjusted for this gain and the 1994 fourth quarter adjustments described above (under the caption 1994 Fourth Quarter Adjustment) would be a net loss of approximately $(1,225,000). This compares to the nine month loss for 1995 of $(1,106,532). The nine-month 1995 loss includes a nonrecurring ESOP adjustment which increased net income by $150,000 and a nonrecurring adjustment for drydock which increased income by $125,000. See
Note 1 to the financial statements.

Other Significant Operating Results
-----------------------------------

Miami Port
----------

The Miami port had a net loss from operations for the three months ended June 1995 and September 1995 of $(434,000) and $(284,000) respectively. The reduction in loss between the quarters of $150,000 results primarily from a reduction in operating costs. Further costs reductions and increased marketing are expected to further benefit this ports operating results for the quarter ended December 31, 1995. The Miami port revenue per passenger of $61.24 and its casino revenue per passenger of $42.03 is in-line with the other profitable ports. However, its passenger count has not met with expectations. If improvements in passenger count are not significant in the fourth quarter, other alternatives for the Miami port may be considered.

Seasonal Earnings
-----------------

The Company's earnings are seasonal with the best months running between December and May, the Florida tourist season, and the slowest months running from June to October.

Net income before tax and preferred dividends for the quarters ended March, June, and September 1995 were $250,097; $(1,004,085); and $(365,934)
respectively. Despite the expected seasonal decrease in passenger revenues, the company reduced its losses in the third quarter by $638,000. The most significant reduction was in Corporate General and Administrative expenses which were reduced by approximately $478,000. This reduction is primarily related to the internalization and elimination of certain legal, accounting and other professional fees as well as nonrecurring legal fees. The remaining reduction relates to operating costs on the vessels.

Casino Operations
-----------------

October 14, 1995 marks the one year anniversary for the Company's internalization of casino operations. Total one-year drop for tables and slots was $50 million. The Company's total hold percentage on tables was 15.59% and on slots was 43.36% for a total overall hold of 22.34%. This hold percentage is comparable to land based casinos which are not hindered by opening and closing their casinos every six hours and who are not hindered by rough weather, such as hurricanes, in Florida.

Liquidity and Capital Resources
-------------------------------

The Company's working capital deficiency at September 30, 1995 was $2.3 million compared to $2.5 million at December 31, 1994. The Company has historically operated with a working capital ratio less than 1.0 and cash flow needs have historically been met through a combination of debt and equity sources.

In October 1995, the Company received a firm committment for the purchase of $500,000 of the Company's common stock under a regulation S offering.

In September 1995, the Company entered into a letter of intent with an unrelated third party to charter or purchase the Europa Sun. The third party paid a $25,000 nonrefundable deposit under the letter of intent. The terms of the agreement call for a $1 million advance charter deposit to be paid in November. The third-party has an option to purchase the Europa Sun for $4.1 million in December 1995 with full credit for the $1 million advance charter payment.
After that date, the charter agreement
calls for a purchase option at the end of each year with a purchase price of $4.1 million and no credit for the advance charter payment. The purchase option price decreases by $200,000 a year. The charter is renewable for three years. The third party is currently in default under the letter of intent. There can be no assurance the third party will obtain financing to complete the transaction. The Company continues to seek alternative purchasers.

Prior to September 1995, the Company used an outside vendor to provide meals on its vessels.

In August, 1995 the Company had fallen behind in its payments to the food vendor. The food vendor demanded payment of the outstanding payable and seized three of the companies vessels. The Company borrowed $1.2 million dollars from First Union National Bank of Florida to release the ships and pay off the vendor in full.

The $1.2 million is included in current liabilities. The full amount of the loan is due September 1996. The Company is currently seeking alternative long-term financing arrangements for this note and other debt restructuring alternatives with various finance companies. There can be no assurance any refinancing will be made available.

The Company has implemented several costs cutting programs in the third quarter which are expected to have a positive impact on cash flow. These cost reduction programs are described more fully in Management's Discussion and Analysis.

The Company's charter agreement on the Stardancer was not renewed and will terminate in November 1995. Cash flow from the charter agreement was approximately $70,000 per month. Once the charter terminates, the Company will have four vessels available for its three operating ports.

The Company's operations are seasonal with its strongest revenues occurring from December to May --Florida's heavy tourist season. Absent a purchaser for the Europa Sun (see discussion above), the Company will supplement its vessel activity at an existing port to take advantage of the 1995-96 tourist season. After May, 1996 a purchase, charter or new port will be considered for the fourth vessel.

EBITDA
------

Earnings before interest, taxes, depreciation and amortization is a measure often considered by financial analysts to scrutinize a Company's ability to meet debt repayments. The Company's EBITDA for the nine-months ended September 30, 1995 is approximately $370,000.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

  See Note 5 - Material Contingencies.

Item 5.  Other Information
         -----------------

On November 14, 1995, the Company announced that Ernst Walter, a Director of the Company who was recently extradited to Austria, has resigned his position as a Director of Europa and those subsidiaries of Europa Cruises Corporation on which he served as a Director.

Piers Hedley, an investment banker, has been named by the Board of Directors to succeed Mr. Walter. Mr. Hedley, whose home is in England, has extensive international financial experience and banking expertise as well as investment banking experience in the casino industry.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

No reports on Form 8-K have been filed during the quarter ended September 30, 1995.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 1995                    EUROPA CRUISES CORPORATION


By:   /s/ Debra Gladstone                   By:   /s/ Lester E. Bullock
    --------------------------------            --------------------------------
      Debra Gladstone                             Lester E. Bullock
      Chief Financial Officer                     President