Form 10KSB/A
period 1994-12-31
EUROPA CRUISES CORP
filed 1996-02-07
CIK 844887

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                 FORM 10-KSBA

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the fiscal year ended December 31, 1994

COMMISSION FILE NO:  0-17529
                     -------

                          EUROPA CRUISES CORPORATION
                (name of small business issuer in its charter)

       DELAWARE                                                       59-2935476
       --------                                                       ----------
(State of Incorporation)                                        (I.R.S. Employer
                                                          Identification Number)

150-153rd Avenue East, Suite 200, Madeira Beach, Florida 33708
--------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code:           813/393-2885
                                                              ------------------
Securities registered pursuant to Section 12 (b) of the Act:     None
                                                                 ---------------
Securities registered pursuant to Section 12 (g) of the Act:  Common Stock, par value $.001
                                                              ------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                              ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $19,888,301.
                                                         -----------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 31, 1995: $13,120,000.
                                                          -----------

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1995: 17,496,707 shares.
                              ------------

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE

                                   PART III
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS. COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

      The directors and executive officers of the Company are as follows:

       NAME                   AGE            YEAR FIRST DIRECTOR
       ----                   ---            -------------------
Lester E. Bullock              41                   1995

Ernst G. Walter                48                   1992

Deborah A. Vitale              45                   1992

Chuck Kleim                    60

LESTER E. BULLOCK has served as President of the Company since July 18, 1994, and served as a director of the Company since March, 1995. From January, 1994 to June, 1994 Mr. Bullock was Vice President of Operations at the Company. From January 1, 1992 through December 31, 1993, Mr. Bullock was General Manager of the Company responsible for all port operations. In 1991, Mr. Bullock was Casino Pit Manager in Ft. Myers, Florida for Casinos Austria Maritime Corporation. From 1989 to 1990, Mr. Bullock was General Manager of the Sonesta Beach Resort and Crystal Casino in Oranjestead, Aruba. From 1984 through 1989, Mr. Bullock held various managerial and administrative positions at the Tropicana Resort and Casino in Las Vegas, Nevada and the Dunes Hotel Casino and Country Club in Las Vegas, Nevada. Mr. Bullock received a B.S. in Business, Marketing and Finance from Arizona State University in 1974.

ERNST G. WALTER - Dr. Walter is Executive Vice President and a Director of Europa. From August, 1993 through January, 1994, Dr. Walter served as Chief Financial Officer of the Company. Dr. Walter has been President and Director of Serco since 1990 and Director of Serco Finanzbeteiligung und Beratungs Gesellschaft M.B.H., Vienna and Klagenfurt, Austria since 1975, where he has been engaged in providing financing and investment advice.

DEBORAH A. VITALE is Chairman of the Board of Directors and Secretary of the Company. Ms. Vitale is an attorney currently engaged in the private practice of law in Washington, D.C., Maryland and Virginia. Ms. Vitale was a partner in the firm of Miller & Vitale, P.C. from November 1990 - September 1992. From 1986 to 1990, Ms. Vitale was Of Counsel to the firm of Jacobi & Miller in Alexandria, Virginia. Ms. Vitale has, in the past, served as a staff attorney at the Federal Communications Commission and has served as Listing Official for the Environmental Protection Agency.

CHARLES M. KLEIM, CPA, is Chief Financial Officer of the Company and has served in that capacity since October, 1994. From September, 1991 through October, 1994, Mr. Kleim was Controller of Life Sciences, Inc., a publicly-held manufacturer of biochemical products and enzymes. From December, 1989 through September, 1991, Mr. Kleim was self-employed as a certified public accountant in Hobart, Indiana.

ITEM 10.  EXECUTIVE COMPENSATION

     Through December 31, 1994, Mr. Bullock received approximately $101,852 in salary and bonuses. In addition, the Company rents a car for Mr. Bullock at a cost of approximately $350.00 per month.

     Through December 31, 1994, Mr. Reddien received approximately $125,000 in salary from Europa and Casino World, Inc., a wholly-owned subsidiary of Europa. In addition, the company rents a car for Mr. Reddien at a cost of approximately $360.00 per month.

     During 1994 directors did not receive compensation for serving on Europa's Board of Directors. Commencing January 1, 1995, directors of Europa Cruises Corporation will be paid $1,500 per month for serving as a director of the Company.

     The following table provides information concerning the compensation of the named executive officers of the Company and its wholly-owned subsidiaries.

                                      ANNUAL                   LONG TERM
                                      COMPENSATION             COMPENSATION
NAME AND                              ------------             NUMBER OF
PRINCIPAL                    FISCAL                            OPTIONS        ALL OTHER
POSITION                     YEAR     SALARY       BONUS       GRANTED        COMPENSATION
----------------------       ------   --------     -------     ------------   ------------
Lester E. Bullock(1)         1994     $ 85,352     $16,500     100,000         $2,100(4)
President and Director       1993       45,000       9,798        None           None
                             1992       11,685        None      50,000           None

Charles H. Reddien(1)        1994      125,000        None     100,000         $  216(3)
President, CEO, and          1993      125,000        None        None            216(3)
Chairman                     1992        7,211        None        None           None

Sharon E. Petty (2)          1994      107,500        None        None         $  216(3)
Vice President -             1993      115,000      22,500     100,000            216(3)
Finance, Corporate           1992       70,000        None      30,000           None
Secretary, Director

Ernst G. Walter              1994       53,308        None     100,000           None
Executive Vice               1993         None        None     100,000           None
President and Director       1992         None        None        None           None

--------------------
(1) On July 18, 1994, Mr. Bullock became President of the Company and Mr. Reddien resigned as President and Chief Executive Officer of the Company. Mr. Reddien remained President and Chief Executive Officer of Casino World, Inc. and Mississippi Gaming Corporation, wholly-owned subsidiaries of the Company.

(2) Terminated in 1995.

(3) Includes insurance premiums paid by the Company on a policy in excess of $50,000.

(4) Automobile allowance

Stock Options

     The Company's 1988 Stock Option Plan (the "Plan") was adopted by the Board of Directors and approved by the stockholders of the Company on December 19, 1988. The purpose of the Plan is to assist the Company and its subsidiaries to retain the services of and to motivate selected key management employees by providing the opportunity for such personnel to acquire a proprietary interest in the Company and thus share in its growth and success. A total of 1,000,000 shares of Common Stock are reserved for issuance under the Plan. The Plan provides for the granting of non-qualified stock options and "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986 to any employee, officer or director of the Company and its subsidiaries (any company in which the Company owns, directly or indirectly, stock possessing 50% or more of the total combined voting power of all classes of stock). A committee of two (2) members of the Company's Board of Directors (the "Committee") administers the Plan. The Committee designates optionees, the exercise price of options, which may not be less than 100% of the market value of the shares on the date of grants, the date of grant and the period of the option, which may not be longer than ten (10) years from the date of grant.

     Because federal, state or local law may require the withholding of taxes applicable to gains resulting from the exercise of non-qualified stock options granted under the plan, the Plan provides that an optionee may, in lieu of tendering cash payment to satisfy any such liability, satisfy all or a portion of any such liability by delivering to the Company, or by requesting the Company to withhold in connection with the option exercise, shares of Common Stock.
Such shares will be valued at fair market value at the date the withholding tax obligation arises and will reduce such obligation by an equivalent amount. Officers of the Company may not exercise any non-qualified stock option earlier than six months following the date of its grant. Options under the Plan are non-transferable other than by will or the laws of the descent and distribution.

     The right of an optionee or optionee's successor in interest to exercise an option granted under the Plan following the termination of employment of, or the death of, an optionee is dependent upon the circumstances relating to the optionee's termination of employment. Upon the termination of employment of an optionee who is disabled (as defined in the Plan), such optionee may exercise any option which was exercisable on the date of the termination, within the earlier of three (3) years from termination or the original expiration date of the option. In the event of an optionee's death during the course of employment or within three years following the date of termination of employment (by an optionee that was not disabled), any option which was exercisable on the date of death may be exercised until the earlier of one year following the date of death, or the original expiration date of the option. If an optionee's employment is terminated for cause, any option previously granted shall terminate and may not be exercised following the date of such termination of employment. Upon the termination of employment of an optionee for reasons other than retirement, disability, death or cause, the optionee may exercise any option which was exercisable on the date of termination of employment within three months following termination of employment or such additional period as the Board may determine but in no event later than the original expiration date of the option.

     During 1994 the following non-qualifying options of Europa Cruises Corporation Common Stock par value $.001 were issued to the Officers or Board of Directors of the Company:

                      NUMBER OF      % OF TOTAL
                      SECURITIES     OPTIONS/SARs    EXERCISE
                      UNDERLYING     GRANTED TO      OR BASE
                      OPTIONS/SARs   EMPLOYEES       PRICE      EXPIRATION
NAME                  GRANTED (#)    IN FISCAL YEAR  ($/SH)     DATE
--------------------  -------------  --------------  ---------  ----------
Lester E. Bullock     100000         20              1.5        8/31/99

Charles H. Reddien    100000         20              1.5        8/31/99

Ernst G. Walter       100000         20              1.5        8/31/99

Stephen M. Turner     100000         20              1.5        8/31/99

Deborah A. Vitale     100000         20              1.5        8/31/99

Sharon E. Petty            0          0                0        8/31/99

     As of March 31, 1995, a total of 2,766,250 options were outstanding.

     On April 28, 1989, immediately prior to the Company's filing a registration statement with the Securities and Exchange Commission in connection with its original public offering, the underwriter required Mr. Liberis, the then President and Chief Executive Officer of the Company and Mr. Krick, the then Vice President of the Company, to cancel, for no consideration, 1,575,000 shares of Common Stock of the Company owned by them. Mr. Liberis and Mr. Krick were issued such shares for an aggregate of 1,575 or $.001 per share, in connection with the organization of the Company in 1988. In addition, the underwriter required Mr. Liberis to place 1,125,000 shares in escrow which were to be released to Mr. Liberis if the Company earned $1,000,000 before taxes and extraordinary items in 1989 (such amount was not earned and the shares were returned to the Company). On August 29, 1989, Mr. Liberis reached an agreement with the Board of Directors and the underwriter for the issuance of non-qualified options to purchase up to 1,417,500 shares of the Company's Common Stock at $1.40625 per share, the market price of the Common Stock on the date of grant. The options vested based on tenure and performance with options on 360,000 shares vesting upon two (2) years of service with the Company, and options on 180,000 and 877,500 shares vesting upon the Company realizing $1,200,000 and $1,500,000 respectively, of income before income taxes and extraordinary items over any four (4) consecutive calendar quarters during the option period which expires on August 29, 1999. Of such options, 540,000 had vested as of December 31, 1991. No additional options vested during 1992. On December 28, 1990, Mr. Liberis contends that the Board of Directors cancelled the above mentioned options together with all other outstanding options and issued replacement options at the then closing bid price of $.15625. The term and conditions of the replacement option remained the same as the original issuances. The December 28, 1990 Board Meeting at which the repricing of these options took place is the subject of litigation between Mr. Liberis and the Company. See "ITEM 3. LEGAL PROCEEDINGS".

     On March 30, 1990, the Company issued to Mr. Liberis and Harlan Allen, Jr., a former officer and director, options to acquire 250,000 shares each of Common Stock at $1.50 per share each in connection with their purchase from the Company of its twenty percent (20%) interest in Sea Lane and Marne. Mr. Liberis and Mr. Allen contend these options were cancelled effective December 31, 1990, in connection with the recision of the sale of the interest in Sea Lane and Marne and options of the like amount at $.16 per share were granted to replace those granted on December 30, 1990. These options were exercised by Mr. Liberis and Mr. Allen during the year ended December 31, 1992. The repricing of these options and the recision of the sale to Liberis and Allen of the Company's interest in Marne are the subjects of litigation between Mr. Liberis, and the Company. The dispute between the Company and Allen has been settled. See "ITEM
3. LEGAL PROCEEDINGS".

     In connection with a settlement agreement between Mr. Liberis, the previous President and Chief Executive Officer of the Company and Serco, a major shareholder dated December 2, 1992, the exercise price of the remaining options held by Mr. Liberis was repriced at $1.50 per share. In addition, Mr. Liberis was granted an option to purchase 200,000 shares at a price of $5.00 per share. As of March 31, 1995, 1,617,500 of such options had not been exercised. An attempt by Mr. Liberis to exercise 1,417,500 options at $.15625 per share was refused by the Company. See "ITEM 3. LEGAL PROCEEDINGS".

AGGREGATED FISCAL YEAR-END OPTION VALUE TABLE. The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of the end of 1994.

                                                     VALUE OF
                                                     UNEXERCISED
                        NUMBER OF UNEXERCISED        IN-THE-MONEY
                        OPTIONS AT 1994 FISCAL       OPTIONS AT 1994 FISCAL
                        YEAR-END                     YEAR END
                        EXERCISABLE (E)              EXERCISABLE (E)
NAME                    UNEXERCISABLE (U)            UNEXERCISABLE (U)
-------------------     ------------------------     --------------------------
Lester E. Bullock       120,000 (E)                  $  1,250(E)
                         30,000 (U)                  $  1,875(U)

Deborah A. Vitale       200,000 (E)                  $  6,250(E)

Ernst G. Walter         200,000 (E)                  $  6,250(E)

Sharon E. Petty         130,000 (E)

Stephen M. Turner       200,000 (E)


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Based solely upon a review of Section 16(a) reports furnished to the Company for the fiscal year ended December 31, 1994 and representations by reporting persons that no other reports were required for the fiscal year, Serco International Limited ("Serco"), Austroinvest International Limited ("Austroinvest") and Dr. Ernst G. Walter ("Walter") each filed four Form 4 reports late during fiscal year 1994.

     On May 25, 1994, the Commission entered a Cease and Desist Order against Charles S. Liberis, finding Liberis violated Section 16(a) of the Exchange Act and Rules 16a-2 and 16a-3 promulgated thereunder when during the period from August 12, 1991 through October 9, 1993, Liberis filed late eleven Form 4 reports with the SEC.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The only persons who owned of record or were known by the Company to own beneficially on March 31, 1995, more than five percent (5%) of the outstanding shares of Common Stock of the Company, each officer and director and the ownership by all directors and officers as a group were as follows:

NAME & ADDRESS                             NUMBER OF SHARES OWNED     PERCENT(1)
Serco International Limited                     3,312,570 (3)            13.7%
P.O. Box - CB 12765
Nassau, Bahamas

Austriinvest International                      3,312,570 (3)            13.7%
P.O. Box - CB 12765
Nassau, Bahamas

Europa Cruises Corporation
Employee Stock Ownership
Plan-Trust Agreement
150 153rd Avenue East,
Madiera Beach, FL  33708                        5,000,000 (4)            20.7%

Charles S. Liberis
909 East Cervantes St,
Pensacola, FL 32501                             1,441,688 (5)(7)          6.0%

Lagoon Cruise Line Inc.
2200 Nelson Street
Panama City, FL 32402                           1,200,000 (6)             5.0%

Lester E. Bullock
6160 Sundown Drive
St. Petersburg, FL  33708                         120,000 (7)              (8)

Deborah A. Vitale, Esq.
1013 Princess Street
Alexandria, VA 22314                              203,500 (7)              (8)

Ernst G. Walter
150 153rd Ave E,
Madeira Beach, FL 33708                         3,512,570 (7)(9)         13.7%

All directors and officers
as a group (4 persons)                             5,712,570             23.7%

Charles H. Reddien                                   100,000               (8)

Sharon E. Petty                                      130,000               (8)

-----------------------------------------

(1) Common Stock and Preferred Stock amounts have been combined for the purpose of calculating percentages.

(2) Includes 926,000 shares of Series S Preferred Stock, 900,000 shares of Series S-NR Preferred Stock and 1,486,570 shares of Common Stock. Serco International Limited ("Serco") has assigned its beneficial interest in 202,600 shares of Common Stock to Mr. Rudolf Magyar. Serco has also assigned 150,000 shares of Common Stock to East Invest Group. Serco has advised the Company that Serco has retained the right to vote such assigned shares.

(3) Represents shares owned by both Serco and Austroinvest International Limited ("Austroinvest"). Austroinvest is a publicly held investment company and the parent company of Serco.

(4) The initial trustees of the Europa Cruises Corporation Employee Stock Ownership Plan, Trust Agreement ("ESOP") were Deborah A. Vitale, Esq., a director of the Company, Stephen M. Turner, a former director of the Company and Victor B.Gersh, Esq., Counsel to the Company, On or about March 31, 1995, Lester E. Bullock, President and director of the Company was selected by the Board of Directors as a Trustee replacing Stephen M. Turner. The ESOP was established on August 18, 1994. The participants in the ESOP are entitled to direct the Trustees as to the manner in which the stock of the Company allocated to their accounts in ESOP is to be voted. Unallocated shares are voted by the Trustees. There are no restrictions or agreements among the Trustees with respect to the voting of ESOP shares.
     As of March 31, 1995, no shares of Common Stock have been allocated to participants in the ESOP.

(5) Common Stock. Includes 740,000 shares of Common Stock underlying options currently exercisable and 400,000 shares of Common Stock owned jointly with Ginger Liberis, his wife. Mr. Liberis contends that his options are exercisable for 877,500 additional shares which the Company believes failed to vest. The Company also contends that the Company is entitled to cancel 540,000 of the exercisable options. See ITEM 3. LEGAL PROCEEDINGS".

(6) Represents 1,200,000 shares of Common Stock beneficially owned by Lagoon Cruise Line, Inc. ("Lagoon") issued by the Company in connection with the purchase of the vessel StarDancer. The 1,200,000 shares are to be sold pursuant to a Registration Statement under the Securities Act of 1933. The value attributed to such shares by the Company and Lagoon Cruise Line, Inc. ("Lagoon") at the time the vessel Stardancer was purchased was $1.25 per share. Europa has guaranteed to Lagoon that the gross selling price received by Lagoon in the aggregate for all sales of Stock (as "Stock" is defined below) during a period of nine (9) months from the date of this Prospectus (the "Selling Period"), plus the value of the Stock not sold by Lagoon upon expiration of the Selling Period, ("Remaining Stock") shall not be less than One Million Five Hundred Thousand Dollars ($1,500,000). For this purpose, the term "Stock" includes the 1,200,000 Shares of Common Stock in Europa offered by Lagoon and all shares of Common Stock of Casino World, Inc. when and if distributed to shareholders of Europa. At the end of the Selling Period, the Remaining Stock shall be valued at an amount equal to the average price as reported in the Wall
                                                                       ----
     Street Journal at which such shares were traded on the NASDAQ Market System
     --------------
     or as reported by any other stock quotation system for the immediately preceding five business days. If the value of said Remaining Stock plus the gross selling price for all Stock sold by Lagoon during the Selling Period is less than $1,500,000, then, within 30 days after the expiration of the Selling Period, Europa is obligated to pay to Lagoon, the difference, if any, between $1,500,000 and the combined amount of the gross selling price of Stock sold plus the value of the Remaining Stock. If the value of said Remaining Stock plus the gross selling price for all Stock sold by Lagoon during the Selling Period is equal to or greater than $1,500,000, no further amounts are due from Europa to Lagoon under the Guaranty. If the value of said Remaining Stock plus the gross selling price from the sale of Stock sold by Lagoon during the Selling Period is equal to or greater than $1,750,000, the Promissory Note executed by Europa Stardancer Corporation, payable to Lagoon shall accrue interest at the rate of zero percent (0%) per annum. Lagoon has also granted an irrevocable proxy to Stephen M. Turner, a former director of the Company to vote the shares. The Proxy granted to Mr. Turner will terminate on the earlier to occur of the sale of the shares by Lagoon or February 26, 1996.

(7) Includes shares underlying options for Common Stock exercised or exercisable within the next sixty days.

(8)  Less than one percent.

(9) Represents 926,000 shares of S Preferred Stock, 900,000 shares of NR Preferred Stock, 1,486,570 shares of Common Stock owned by Serco and 200,000 shares of Common Stock Dr. Walter has the current right to acquire pursuant to exercise of stock options. Dr. Walter is the president of Serco and holds a general power of attorney from Austroinvest and accordingly may be deemed to have a beneficial ownership interest in the shares owned by Serco.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                                                        Contents

================================================================================


                                                                           Page
                                                                           ----
  Report of Independent Certified
      Public Accountants....................................................F-2

  Consolidated Balance Sheet as of
      December 31, 1994.....................................................F-3

  Consolidated Statements of Operations
      for the Year Ended
      December 31, 1994 and 1993.....................................F-4 to F-5

  Consolidated Statements of Stockholders' Equity
      for the Year Ended
      December 31, 1994 and 1993............................................F-6

  Consolidated Statements of Cash Flows
      for the Year Ended
      December 31, 1994 and 1993.....................................F-7 to F-8

  Notes to Consolidated Financial
      Statements....................................................F-9 to F-29

Report of Independent Certified Public Accountants


To the Board of Directors
  of Europa Cruises Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Europa Cruises Corporation and Subsidiaries as of December 31, 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Europa Cruises Corporation and Subsidiaries at December 31, 1994, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

As discussed in Note 9(c) to the consolidated financial statements, the Company is a defendant in lawsuits filed by the principal stockholder/former CEO and Chairman of the Board of Directors. These lawsuits are in their early stages and the ultimate outcome is not presently determinable. In addition, as discussed in note 9(d) to the consolidated
financial statements, the State of Florida is seeking to assess the Company significant amounts of sales and use taxes. The Company strongly disagrees with the proposed assessment, but the ultimate outcome of this matter is not presently determinable. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Miami, Florida                                                    BDO Seidman
April 10, 1995, except for notes 2(a) and 4 which are as of April 13, 1995

================================================================================

December 31,                                                                1994
--------------------------------------------------------------------------------
Assets

Current
 Cash and cash equivalents                                           $ 3,121,794
 Accounts receivable                                                      83,721
 Prepaid insurance and other                                           1,468,777
--------------------------------------------------------------------------------

Total current assets                                                   4,674,292

Vessels, equipment and fixtures, less accumulated
 depreciation (Note 2)                                                14,026,531

Investment in and advances to unconsolidated affiliate
 (Note 3)                                                                 271,022

Land under development for dockside gaming
 (Note 4)                                                              4,100,000

Dockside gaming development costs (Note 4)                               455,455
--------------------------------------------------------------------------------
                                                                     $23,527,300
================================================================================

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                                      Consolidated Balance Sheet

================================================================================

December 31,                                                               1994
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities
 Accounts payable and accrued expenses                              $ 2,306,594
 Current maturities of long-term debt (Notes 5 and 12)                4,631,383
 Unearned cruise revenues                                               192,621
--------------------------------------------------------------------------------

Total current liabilities                                             7,130,598

Long-term debt, less current maturities (Notes 5 and 12)              5,288,723
--------------------------------------------------------------------------------
Total liabilities                                                    12,419,321
--------------------------------------------------------------------------------

Commitments, contingencies and subsequent event (Notes 3, 9 and 12)
--------------------------------------------------------------------------------

Stockholders' equity (Notes 6 and 7):
 Preferred stock, $.01 par value; shares authorized
  5,000,000; outstanding 3,216,000 ($5,126,580 aggregate
  liquidation preference)                                                32,160
 Common stock, $.001 par value - shares authorized
  50,000,000; issued 23,517,314; outstanding 17,403,615                  23,517
 Additional paid-in capital                                          23,523,724
 Unearned ESOP shares                                                (7,175,548)
 Deficit                                                             (5,105,718)
 Treasury stock, at cost, 1,300,000 shares                             (190,156)
--------------------------------------------------------------------------------

Total stockholders' equity                                           11,107,979
--------------------------------------------------------------------------------

                                                                    $23,527,300

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                                      Consolidated Balance Sheet

================================================================================


--------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                           Consolidated Statements of Operations

================================================================================

Year ended December 31,                                     1994           1993
--------------------------------------------------------------------------------
Revenues
 Gaming revenue (Note 9(b))                          $ 8,839,194    $ 5,184,620
 Passenger fares                                       5,881,942      5,390,225
 Beverage                                              2,402,701      1,468,378
 Gain on sale of land (Note 4)                         2,253,124              -
 Other                                                   275,350        335,822
 Subcharter fees                                         235,990        242,000
--------------------------------------------------------------------------------
                                                      19,888,301     12,621,045
--------------------------------------------------------------------------------

Costs and Expenses
 Vessel operating                                     11,061,844      9,426,819
 Administrative and general                            3,372,009      2,211,484
 Advertising and promotion                             2,042,215      1,638,192
 Depreciation and amortization (Note 2)                  873,393        655,178
 Other operating (Note 11)                               735,160      2,520,138
 Interest, net (Note 5)                                  724,240        480,685
--------------------------------------------------------------------------------

                                                      18,808,861     16,932,496
--------------------------------------------------------------------------------

Net Income (Loss)                                      1,079,440     (4,311,451)
Preferred Stock Dividends                                198,972         25,390
--------------------------------------------------------------------------------

Net Income (Loss) Applicable To Common Stock         $   880,468    $(4,336,841)
================================================================================

                    See accompanying notes to consolidated financial statements.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                           Consolidated Statements of Operations
                                                                     (Continued)
================================================================================

Year ended December 31,                                     1994           1993
--------------------------------------------------------------------------------
Net income (loss) per common and common
 equivalent share - primary and fully-diluted               $.05          $(.33)
--------------------------------------------------------------------------------

Weighted average number of common and common
 equivalent shares outstanding - primary
 and fully diluted                                    16,076,858     13,213,064
================================================================================

                    See accompanying notes to consolidated financial statements.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                 Consolidated Statements of Stockholders' Equity
                                                                 (Notes 6 and 7)

================================================================================

                                                           Additional
                                  Preferred     Common        Paid-in       Unearned                     Treasury
                                      Stock      Stock        Capital    ESOP Shares       (Deficit)        Stock          Total
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1992          $     -    $14,406    $ 6,853,617    $         -     $(1,649,345)   $(148,750)   $ 5,069,928

Issuance of preferred stock          18,260          -      1,980,820              -               -            -      1,999,080

Exercise of options and warrants          -         79         33,234              -               -            -         33,313

Preferred stock dividends                 -          -              -              -         (25,390)           -        (25,390)

Net loss for the year                     -          -              -              -      (4,311,451)           -     (4,311,451)
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1993           18,260     14,485      8,867,671              -      (5,986,186)    (148,750)     2,765,480

Issuance of units                    13,900        695      3,384,702              -               -            -      3,399,297

Issuances of common stock                 -      8,323     11,132,365     (7,455,000)              -            -      3,685,688

Acquisition of treasury stock             -          -              -              -               -      (41,406)       (41,406)

ESOP compensation                         -          -              -        279,452               -            -        279,452

Preferred stock dividends                 -         14        138,986              -        (198,972)           -        (59,972)

Net income for the year                   -          -              -              -       1,079,440            -      1,079,440
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994          $32,160    $23,517    $23,523,724    $(7,175,548)    $(5,105,718)   $(190,156)   $11,107,979
=================================================================================================================================

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                 Consolidated Statements of Stockholders' Equity
                                                                 (Notes 6 and 7)
================================================================================

                    See accompanying notes to consolidated financial statements.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                           Consolidated Statements of Cash Flows
                                                                       (Note 10)
================================================================================

Year ended December 31,                                            1994           1993
---------------------------------------------------------------------------------------
Operating Activities:
 Net income (loss)                                           $1,079,440    $(4,311,451)
---------------------------------------------------------------------------------------

Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
  Expenses paid in shares of common stock                       158,904              -
  Depreciation and amortization                                 873,393        689,619
  Bad debt expense                                              115,395         39,137
  Gain on sale of dockside gaming property                   (2,253,124)             -
  Release of ESOP shares                                        279,452              -
  Loss (gain) on sale of marketable securities                        -          5,130
  Provision to reduce gaming equipment
  held for sale to market value                                       -        249,138
  Dockside gaming costs                                               -        660,000
  Decrease (increase) in:
   Accounts receivable                                          452,075       (317,647)
   Prepaid insurance and other                                 (194,956)       306,324
   Vessel lease deposit                                         252,000              -
  Increase (decrease) in:
   Accounts payable and accrued expenses                     (1,650,923)     2,527,370
   Unearned cruise revenues                                     110,824        (46,256)
---------------------------------------------------------------------------------------

Total adjustments                                            (1,856,960)     4,112,815
---------------------------------------------------------------------------------------

Cash provided by (used in) operating activities                (777,520)      (198,636)
---------------------------------------------------------------------------------------

Investing Activities:
 Purchases of property and equipment                         (1,550,403)    (1,507,955)
 Deposit on sale of gaming equipment                           (300,000)       300,000
 Development costs for dockside gaming                          (26,068)      (318,082)
 Proceeds from sale of gaming equipment                       1,100,326              -
 Proceeds from sale of dockside gaming property               2,487,781              -

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                           Consolidated Statements of Cash Flows
                                                                       (Note 10)
================================================================================

 Purchase of land for dockside gaming                                 -     (4,661,600)
 Sale of marketable equity securities, net                            -        107,951
---------------------------------------------------------------------------------------

Cash (used in) investing activities                           1,711,636     (6,079,686)
---------------------------------------------------------------------------------------

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                           Consolidated Statements of Cash Flows
                                                                       (Note 10)
================================================================================

Year ended December 31,                                         1994           1993
------------------------------------------------------------------------------------
Financing Activities:
 Proceeds from:
  Issuance of common stock                               $ 1,711,389    $         -
  Conversion of options                                            -         33,313
  Issuance of units                                        3,399,297      1,999,080
  Notes payable and long-term debt                           771,624      5,933,150
 Repayment of:
  Notes payable and long-term debt                        (3,822,169)    (2,455,756)
  Preferred stock dividends                                  (59,972)       (25,390)
  Purchase of treasury stock                                 (41,406)             -
------------------------------------------------------------------------------------

Cash provided by financing activities                      1,958,763      5,484,397
------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents       2,892,879       (793,925)
Cash and cash equivalents, beginning of year                 228,915      1,022,840
------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                   $ 3,121,794    $   228,915
====================================================================================

                    See accompanying notes to consolidated financial statements.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

1.  Summary of    Organization and Business
    Significant   -------------------------
    Accounting
    Policies      Europa Cruises Corporation and Subsidiaries (the Company)
                  principally owns, operates and promotes four cruise vessels offering day and evening cruises. The Company's cruises include a variety of shipboard activities such as dining, casino operations, sightseeing, live music and other entertainment.

                  Principles of Consolidation
                  ---------------------------

                  The consolidated financial statements include the accounts of Europa Cruises Corporation and all of its subsidiaries. All material intercompany balances and transactions have been eliminated.

                  Cash Equivalents
                  ----------------

                  The Company considers all liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents include investments in money market accounts and overnight repurchase agreements.

                  Vessels, Equipment and Fixtures
                  -------------------------------

                  Vessels and vessel improvements are depreciated over 20 years using the straight-line method. Furniture, fixtures and equipment are recorded at cost and are depreciated over their estimated useful lives (which range from five to seven years) using the straight-line method.

                  Expenditures for repairs and maintenance including major

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                  dry-docking costs are charged to expense. Renovations and improvements which extend estimated useful lives are capitalized and depreciated.

                  Land Held for Development
                  -------------------------

                  Land held for development is carried at lower of costs or market which at December 31, 1994 was at costs.

                  Dockside Development Costs
                  --------------------------

                  Pre-opening costs related to the assets acquired, such as licensing and permits, engineering and other costs are deferred and will be amortized over the period of expected future benefit. Other soft costs, such as employees salaries, marketing and promotion are expensed as incurred.

                  Drydocking
                  ----------

                  Drydocking costs are accrued evenly over the period to the next scheduled drydocking and are included in accounts payable and accrued expenses.

                  Passenger Fare Revenue and Unearned Cruise Revenues
                  ---------------------------------------------------

                  Unearned cruise revenues, which represent customer cruise deposits, are included in the balance sheet when received and are recognized as passenger fare revenue upon completion of the voyage.

                  Casino Revenue
                  --------------

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                  Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Revenue does not include the retail amount of fares, food, and beverage provided gratuitously to customers, which was $960,000 and $830,795 in 1994 and 1993 respectively.

                  Employee Stock Ownership Plan
                  -----------------------------

                  Effective in 1994, the Company established a leveraged Employee Stock Ownership Plan (ESOP). Compensation expense is measured at the fair market value of shares committed-to-be-released. Shares are committed-to-be-released ratably over the repayment period of the related loans from the Company. Dividends, if any; 1) on unallocated shares used to pay debt service are reported as a reduction of the indebtedness to the Company; 2) on unallocated shares paid to participants are reported as compensation cost and; 3) on allocated shares are charged to retained earnings. The Company has not paid any dividends.

                  Taxes on Income
                  ---------------

                  The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires, among other things, a liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                  Net Income (Loss) Per Share
                  ---------------------------

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

                  Common shares outstanding includes issued shares less shares held in treasury and the 4,813,699 unallocated and uncommitted shares held by the ESOP trust for 1994. Fully diluted net income (loss) per common and common equivalent share is not materially different from primary net income (loss) per share.

                  Reclassifications
                  -----------------

                  Certain 1993 amounts have been reclassified to conform to the classifications for 1994.

2.  Vessels,      Vessels, equipment and fixtures consist of the following:
    Equipment
    and Fixtures                                                            1994
                  --------------------------------------------------------------

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


                  Vessels                                           $13,236,901
                  Vessel improvements                                   941,296
                  Gaming equipment under capital lease                1,600,000
                  Office and vessel equipment                           978,089
                  Furniture, fixtures and other                         340,225
                  --------------------------------------------------------------

                                                                     17,096,511
                  Less accumulated depreciation and
                   amortization      3,069,980
                  --------------------------------------------------------------

                                                                    $14,026,531
                  ==============================================================

                  a) In connection with the 1994 purchase of a vessel, the
                     Company issued 1,200,000 shares of common stock to the seller as a portion of the purchase price. The shares were valued at $1.25 per share ($1,500,000) which approximated fair market value. If the fair market value of the shares at the end of one year from the date of purchase is less than $1.25 per share the Company is obligated to pay the difference between the fair market value of the shares and $1.25 per share. The fair market value of the shares at December 31, 1994 approximated $1,500,000 ($975,000 at
                     April 13,1995). The Company will receive credit for the fair market value of any shares of Casino World, Inc. distributed to the seller pursuant to the planned spin-off of Casino World, Inc. shares to the Company's shareholders.

3. Investment     On December 31, 1990, the Company rescinded a transaction in
   In And         which it had previously sold its 20% ownership interest in
   Advances To    Marne (Delaware), Inc. (Marne) by reacquiring its investment
   Unconsolidat-  and a $340,000 note receivable in exchange for $541,620 of
   ed Affiliate   promissory notes payable to a principal stockholder and a
                  former officer. The Company

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                  has not received delivery of title in its name reflecting its equity interest in Marne, has ceased payments on the notes payable and is seeking to have the transaction rescinded. It is the Company's position that title cannot be properly transferred since Marne (an S-Corporation) is not permitted to have C-Corporation shareholders. In connection with the 1994 settlement of a lawsuit against a former officer of the Company, the Company transferred its ownership interest in 10% of Marne to the former officer and recorded an expense of $115,395. The Company has discontinued recording its equity share of earnings in Marne due to the title uncertainties noted above and believes its investment in and advances to Marne at December 31, 1994 of $271,022 will be recovered through offsets against $140,948 of notes payable to principal stockholders and cash payments from Marne and such stockholders for the remainder. This matter is currently in litigation and the ultimate outcome of this litigation cannot be presently determined.

4. Land Under     The Company plans to spin-off to its shareholders, two wholly-
   Development    owned subsidiaries, Casino World, Inc. (CWI) and Mississippi
   for            Gaming Corporation (MGC). CWI plans to develop and operate a
   Dockside       casino and hotel at Diamondhead, Mississippi. CWI will acquire
   Gaming and     from the Company all the issued and outstanding shares of MGC
   Dockside       which owns the land under development for proposed
   Gaming         Diamondhead, Mississippi gaming site. The proposed gaming
   Development    operations in Mississippi are subject to numerous risks and
   Costs          uncertainties including but not limited to the availability of financing, licensing, site approval by the Mississippi Gaming
                  Commission and the receipt of permits from the Mississippi
                  Department of Marine Resources and the U.S. Army Corps of
                  Engineers. Litigation brought by environmental groups and casino operations opposed to

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                  further development of gaming in Mississippi is likely to delay regulatory approvals and the issuance of permits necessary for the construction of a casino at the Company's proposed gaming operations in Mississippi. On April 13, 1995, the Mississippi Supreme Court I Mississippi Casino Operators
                                                  ----------------------------
                  Association v. Mississippi Gaming Commission, et al held that
                  ---------------------------------------------------
                  a Commission order approving a site adjacent to the Company's proposed Diamondhead site was unlawful because the proposed adjacent site was not on water, but on an artifical inlet. While the Company does not intend to construct an artifical inlet, the ruling of the Mississippi Supreme Court against the Commission and in favor of the position taken by the Mississippi Casino Operators Association may have the effect of further delaying site approval and permitting of the Company's proposed Diamondhead gaming site. There are no assurances that the necessary regulatory approvals can be obtained or that financing will be available. The Company does not have the financial resources to develop its proposed Mississippi dockside gaming facility. Accordingly, there are no assurances that the spin-off will be successfully completed.

                  In view of the foregoing, the Company is proceeding forward at the same time minimizing its efforts until such time as these uncertainties are mitigated. The Company discontinued capitalizing interest on the land effective for 1994. In the event, the Company is not licensed it will seek a buyer of the property for gaming or an alternative use, which may result in the sale of the land for an amount materially less than the Company's carrying value of such asset.

                  During the year ended December 31, 1994, the Company exercised its option to acquire a parcel of land intended for dockside gaming and simultaneously sold the property to

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                  an unrelated third party at a gain of $2,253,124. Upon closing of the transaction, the purchaser paid the $6,150,000 sales price in cash and the Company has no further involvement with the property.

                  Dockside gaming development costs consist of the following:

                                                                           1994
                  -------------------------------------------------------------
                  Licenses                                             $ 77,000
                  Capitalized interest                                  156,090
                  Other site development costs                          222,365
                  -------------------------------------------------------------
                                                                       $455,455
                  =============================================================

                  During the year ended December 31, 1993, the Company decided not to pursue further development of three potential dockside gaming sites and accordingly expensed the $660,000 carrying value of such sites.


5. Long-term      Long-term debt consists of:
   Debt

                                                                          1994
                  ------------------------------------------------------------

                  Mortgages, payable $19,350 monthly, plus interest at 11 3/4%, to March 1996, with the remaining principal balance of $1,151,404 due in 1996, collateralized by vessels with a book value

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                  of $2,600,000                                     $  1,431,610

                  Mortgage, payable $36,198 monthly with a $1.6 million balance due in July 1997, including interest at the prime rate plus 2% (10.5% at December 31, 1994), collateralized by vessel with a book value of $5,500,000 and guaranteed by Casino World, Inc. 2,425,294

                  Capital lease obligation on gaming equipment, payable $46,398 monthly to February 1998, including interest at 9% 1,529,190

                  Mortgage, payable to Casinos Austria Maritime Corporation, principal and interest at 8% due June 30, 1995, collateralized by land with a book value of $4,100,000 2,000,000

                  Convertible promissory note, payable to Casinos Austria
                   Maritime Corporation $7,320 weekly plus interest at 9% to February 29, 1996, collateralized by a vessel with a book value of $1,300,000, convertible, at the holders option, into shares of the Company's common stock at $4.00 per share 437,355

                  Purchase money mortgage, payable $17,847 monthly to March
                   1998, including interest at 8%, collateralized by a vessel with a book value of $3,500,000 613,983

                  8% purchase money second mortgage, payable in quarterly
                   installments through August 1995, collateralized by a vessel
                   with a book value of $3,500,000                      300,000

                  Mortgage payable to Casino Austria Maritime

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                  Corporation, payable $13,114 monthly to March 1998, including interest at 9%, collateralized by a vessel with a book value
                   of $3,500,000                                        442,000

                  Notes payable to principal stockholder and former
                   officer/director, principal and interest at 10% payable
                   monthly, collateralized by stock, advance and note receivable of unconsolidated affiliate, with a book value of $271,022
                                                                       140,948

                  6.50% insurance financing arrangement,
                   payable $62,464 per month                            562,179


                  Other                                                  37,547
                  -------------------------------------------------------------


                  Total                                               9,920,106

                  Less current maturities                             4,631,383
                  -------------------------------------------------------------

                                                                     $5,288,723
                  =============================================================

                  The aggregate amounts of long-term debt maturing in each of the next five years are as follows:

                       1995                            $4,631,383
                       1996                             2,653,199
                       1997                             2,435,940
                       1998                               196,700
                       1999                                 2,884
                  -------------------------------------------------------------

                                                       $9,920,106
                  =============================================================

                  Interest expense consists of:

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                                                                1994       1993
                  -------------------------------------------------------------
                  Interest cost incurred                    $809,644   $715,174
                  Less: Amount capitalized to casino
                        gaming sites under development
                        and vessel under refurbishment             -   (221,047)
                        Interest income                      (85,404)   (13,442)
                  -------------------------------------------------------------

                  Interest expense (net)                    $724,240   $480,685
                  =============================================================

6. Stockholders'  In June 1989, the Company issued, in connection with the
   Equity initial public offering, and the underwriter purchased, for $100, five-year warrants to purchase 400,000 shares of common stock at a price of $1.20 per share. During the year ended December 31, 1994, the Company redeemed the then outstanding 142,250 warrants in exchange for 57,008 unregistered shares of common stock. In connection with the redemption, the Company recorded an expense of $40,704 representing the estimated fair market value of the shares issued.

                  In connection with its purchase of the EuropaSky vessel 1992, the Company issued to the seller 125,000 shares of its common stock at a price of $4 per share and 500,000 warrants to purchase its common stock at a price of $5.25, expiring in 1994. In 1993, the Company repriced these warrants to an exercise price of $2.00 per share which approximated fair market value and extended the expiration date to July 1995 to induce the lender to modify the related note payable. As of December 31, 1994, all of the warrants were outstanding.

                  On December 19, 1988, the Company adopted a stock option plan (the "Plan") for its officers and management personnel under which options could be granted to

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                  purchase up to 1,000,000 shares of the Company's common stock. Accordingly, the Company reserved for issuance 1,000,000 shares under the Plan. The option price may not be less than 100% of the market value of the shares on the date of the grant and expire within ten years from the date of grant; 1,430,000 options have been granted since the adoption of the Plan, 105,556 have been exercised, and 440,000 have lapsed.

                  In connection with a 1992 settlement agreement between the Company's former Chairman of the Board and a major stockholder, the exercise price of the remaining options that had been issued to the Company's former Chairman were repriced during 1992 to $1.50 per share (fair market value). As of December 31, 1994, 1,417,500 of such options had not been exercised.

                  In December 1993, the Company granted immediately exercisable options to acquire an aggregate 600,000 shares of common stock to members of the Company's Board of Directors, and an attorney. The options expire in December 1998 and are exercisable at an exercise price of $1.0625 (fair market value at date of grant) per share. No options have been exercised.

                  In August 1994, the Company granted immediately exercisable options to acquire an aggregate 400,000 shares of common stock to members of the Company's Board of Directors, and the President. The options expire in August 1999 and are exercisable at an exercise price of $1.50 (fair market value at date of grant) per share. No options have been exercised.

               Outstanding stock options are summarized as follows:

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================


                                      1994                      1993
                             -------------------------------------------------------------
                             Numbers Of   Price Per   Number Of       Price Per
                               Shares       Share       Shares          Share
------------------------------------------------------------------------------------------


    Outstanding, January 1    2,326,250  $.16 - 4.00  1,941,944    $.16  - 4.00
    Options issued              400,000         1.50    810,000    1.00  - 2.25
    Options exercised                 -            -    (77,916)    .18    2.00
    Options cancelled                 -            -   (347,778)    .18  - 3.31
------------------------------------------------------------------------------------------
    Outstanding, December 31  2,726,250  $.16 - 4.00  2,326,250    $.16  - 4.00
==========================================================================================


                  On June 14, 1993 the Company issued to AustroInvest International Inc. 926,000 shares of $.01 par value Series S Voting, Non-Convertible, Redeemable Preferred Stock in exchange for proceeds of $1,000,080. Cumulative 3% per annum dividends are payable quarterly. These shares may be redeemed at the option of the Company at $1.08 per share plus $1.08 cents per share for each quarter that such shares are outstanding and have a $1.08 per share preference in involuntary liquidation.

                  On September 13, 1993, the Company issued to Serco International Limited (SERCO) (a wholly-owned subsidiary of AustroInvest International Inc. and a stockholder of the Company) 900,000 shares of its $.01 par value Series S-NR Voting, Non-Convertible, Non-Redeemable, Preferred Stock, in exchange for proceeds of $999,000. Non-cumulative 3% per annum dividends are payable quarterly. Upon involuntary liquidation of the Company, the liquidation preference of each share is $1.11.

                  In January 1994, the Company issued, in a Regulation S offering 1,100,000 shares of its $0.01 par value common stock at $1 per share to various foreign investors in exchange for net proceeds of approximately $990,000. Other subsequent private placements of 365,000 shares of the Company's common stock at $1 per share generated net proceeds to the company of approximately $328,500.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                  In March 1994, the Company offered, pursuant to Regulation S, one million units at $5.50 per unit, each unit consisting of one share of the Company's $.001 par value common stock and two shares of the Company's Series S-PIK Junior, cumulative, convertible, non-redeemable, non-voting $.01 par value preferred stock. Each share of Series S-PIK preferred stock is convertible into one share of the Company's voting common stock, at any time after February 15, 1995. The Series S-PIK preferred stock ranks junior to the Series S and Series S-NR preferred shares as to the distribution of assets upon liquidation, dissolution or winding up of the Company. Upon liquidation of the Company, the S-PIK preferred stock will have a liquidation preference of $2.00 per share. A cumulative quarterly dividend of $0.04 per share is payable on the Series S-PIK preferred stock. At the option of the Company, for a period of three years, dividends may be paid by issuing shares of the Company's common stock. In connection with this offering, the Company sold 695 units aggregating 695,000 shares of common stock and 1,390,000 shares of preferred stock and collected approximately $3,399,297, net of costs of approximately $423,203. During 1994, the Company elected to pay a portion of the dividends in common stock, of which 13,540 shares valued at $27,800 were issued and 101,090 additional shares valued at $111,200 were issued in 1995.

                  In June, 1994, 300,000 shares of the Company's common stock were offered pursuant to a Regulation S offering at a price of $1.50 net of commissions. All of these shares were sold and the Company collected $450,000.

                  In connection with the Regulation S offerings during 1994, the Company agreed to grant an underwriter warrants to purchase 145,000 shares of the Company's common stock at $1.50 per share, expiring February 28, 1997 and

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                  warrants to purchase 208,500 shares of the Company's common stock at $1.933 per share, expiring June 30, 1997. No warrants have been exercised.

                  On August 4, 1994, Casinos Austria Maritime Corporation ("CAMC"), holder of the first mortgage of the Company's Diamondhead, Mississippi property, extended the due date of the first mortgage from September 19, 1994 to June 30, 1995. In connection with the granting of the extension, Casinos Austria International, parent of CAMC, was granted an option to purchase up to 2,000,000 shares of Casino World Inc. nonvoting convertible common stock at prices ranging from $6.00 to $6.90 per share. The option expires on June 30, 1995. Warrants to acquire 125,000 shares of Casino World Inc. common stock were granted in 1993 to a creditor. The warrants are exercisable at $2.25 per share.

                  During 1994, the Company issued 100,000 shares of common stock to an attorney in consideration for services rendered and recorded an expense of $90,000.

                  On November 11, 1993, the Company issued a convertible promissory note in the amount of $200,000 to Serco. On or about September 15, 1994, Serco sold the Note to Gaming-Invest Inc., an investment fund. Gaming-Invest converted the principal of the Note into 200,000 shares of the Company's common stock.

7. Employee       On August 18, 1994, the Company established the Europa Cruises
   Stock          Corporation Employee Stock Ownership Plan (the "ESOP").  The
   Ownership      ESOP, which is intended to be a qualified retirement plan
   Plan           under provisions of Section 401(a) of the Internal Revenue
                  Code and an employee stock ownership plan pursuant to Section
                  4975(3)(7) of the Internal Revenue Code, was established primarily to invest in stock

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                  of the Company. All employees as of December 31, 1994 and subsequent new employees having completed one year of service are eligible to participate in the ESOP. The Company also established a trust called Europa Cruises Corporation Employee Stock Ownership Plan Trust Agreement to serve as the funding vehicle for the ESOP. On August 21, 1994, the Company loaned $4,275,000 to the ESOP in exchange for a ten-year promissory note bearing interest at eight percent per annum. On August 24, 1994, the ESOP purchased 2,880,000 shares of the Company's common stock with the proceeds of the loan. On August 25, 1994, the Company loaned an additional $3,180,000 to the ESOP in exchange for a ten year promissory note bearing interest at eight percent per annum. On August 26, 1994, the ESOP purchased an additional 2,120,000 shares of the Company's common stock with the proceeds of the loan. The shares of common stock are pledged to the Company as security for the loans. The promissory notes are payable from the proceeds of annual contributions made by the Company to the ESOP. Subsequent to December 31, 1994, the Company agreed to extend the maturity of the loans to twenty years.

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

                  Compensation expense for the year ended December 31, 1994 aggregated $279,000. As of December 31, 1994, no shares have been allocated to the participants' accounts,

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                  186,301 shares have been committed-to-be-released and 4,813,699 shares with a fair market value of $5,868,000 are unearned.

8. Income         At December 31, 1994, the Company had net operating loss
   Taxes          carryforwards for income taxes of approximately $7,900,000 which expire substantially in 2005. Changes in ownership of greater than 50% which occurred as a result of the Company's issuances of common and preferred stock may result in a substantial annual limitation being imposed upon the future utilization of the net operating losses for tax purposes. The amount of such limitation has not yet been determined.

                  The 1994 provision for income taxes of approximately $406,000 has been offset by utilization of approximately $1,080,000 of book net operating loss carryforwards.

                  Deferred income taxes are comprised of the following at December 31, 1994:

                                                                           1994
                  --------------------------------------------------------------
                  Depreciation                                         $886,000
                  Income from unconsolidated affiliate                   72,000
                  --------------------------------------------------------------
                  Gross deferred tax liability                          958,000
                  --------------------------------------------------------------

                  Loss carryforwards                                 (2,969,000)

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                  Other                                                 (10,000)
                  --------------------------------------------------------------
                  Gross deferred tax asset                           (2,979,000)

                  Deferred tax asset valuation allowance             (2,021,000)
                  --------------------------------------------------------------

                  Net deferred tax asset                             $        -
                  ==============================================================

                  Realization of any portion of the Company's deferred tax asset at December 31, 1994 is not considered to be more likely than not and accordingly a $2,021,000 valuation allowance has been provided.

9. Commitments    (a)  Leases
   And                 ------
   Contingencies
                  The Company leases certain port facilities, sales and office space and office equipment under lease agreements which expire in less than one year. The leases generally contain renewal options and require that the Company pay for utilities, insurance, property taxes, rental expense and maintenance. The
                  Company currently leases office space and dockage in Florida at Madeira Beach, Ft. Myers and Key West. Rental expense, which is primarily based on a per passenger basis, aggregated approximately $583,000 and $271,000 in 1994 and 1993, respectively.

                  Through December 31, 1993, the Company leased a vessel (the EuropaJet) under a bareboat charterparty agreement with Sea Lane Bahamas (Marne), an entity in which the Company previously owned a 20% interest. As a result of continued unprofitable operations of the EuropaJet during the first quarter of 1993, the Company negotiated a lease settlement with Marne, whereby, the lease was terminated

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                  as of December 31, 1993 in exchange for payment of outstanding lease charges of $888,000, of which $90,450 is outstanding at December 31, 1994. The lessor has sought, subject to court determination, to have a security interest placed upon a vessel as collateral for repayment of the lease settlement. Rental expense on this vessel aggregated $1,022,000 for 1993.

                  The Company's liability, for alleged damages arising out of the condition of the EuropaJet upon its redelivery is in dispute. The lessor claims the liability for damages to the EuropaJet under the charterparty agreement is approximately $750,000. If the Company and the lessor are unable to settle this dispute with respect to the condition of the EuropaJet when it was redelivered, the amount of the Company's remaining obligation will be determined in arbitration. The Company has accrued approximately $150,000 in anticipated settlement and based upon the report of an independent surveyor believes that its ultimate liability, with respect to this matter will be immaterial to its consolidated financial condition.

                  (b)  Gaming Concession Agreements
                       ----------------------------

                  On September 16, 1994, the Company terminated a Gaming Concession Agreement and entered into a consulting agreement with CAMC. Under the consulting agreement, the Company manages and operates all casinos onboard its vessels and CAMC provides consulting services through December 31, 1997. As a consultant to the company, CAMC receives $37,500 per month or 3.5% of gross gaming revenue, whichever is greater, CAMC also receives $140 per cruise for the services of a Purser

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                  onboard each vessel. Prior to termination of the agreement, CAMC managed and operated the Casinos in exchange for 35% of gross gaming revenue. CAMC waived a termination fee of approximately $1,400,000 which the Company would have been required to pay for early termination.

                  On June 19, 1994, CWI and a Company's wholly-owned subsidiary, Mississippi Gaming Corporation (MGC) entered into a
                  Management Agreement with CAMC. Under the Management Agreement, CAMC will operate on an exclusive basis all of the proposed dockside gaming casinos in the State of Mississippi. The Management Agreement is for a term of five (5) years and provides for the payment of an operational term management fee of 1.2% of all gross gaming revenues between zero and one hundred million dollars ($100,000,000); plus 0.75% of gross gaming revenue between $100,000,000 and $140,000,000; plus 0.5% of gross gaming revenue above $140,000,000; plus two percent (2%) of the net gaming revenue between zero and twenty-five million dollars ($25,000,000); plus three percent (3%) of the net gaming revenue above twenty-five million dollars ($25,000,000).

                  (c)  Litigation
                  ---------------

                  On April 22, 1993, Charles S. Liberis, a director and principal stockholder of Europa, brought an action in Delaware against Europa, Casino World, Inc. ("CWI"), a subsidiary of Europa, Casinos Austria Maritime Corporation ("CAMC"), a Florida corporation, and Serco International Limited ("Serco"), a Bahamian corporation, and Charles H. Reddien, Stephen M. Turner, Deborah A.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                  Vitale, William A. Herold and Sharon E. Petty, directors of Europa and CWI. In the action, Liberis alleged a scheme on the part of CAMC and Serco acting with Petty, Reddien and others to seize control of Europa by changing the membership of the Europa Board and transferring power to the directors nominated by Serco, an alleged entrenchment by that Board by means of a proposed issuance of Preferred Stock of Europa and an alleged scheme by that Board to entrench itself in CWI by spinning off CWI to the stockholders of Europa and selling 60% of CWI to outside investors and improper actions relating to the retention of the services of CAMC. Count I seeks the removal of allegedly wrongfully elected directors and two officers and the reinstatement of Liberis as Chief Executive Officer. Counts II and III seek relief against the issuance of the Europa Preferred Stock. Count IV seeks injunctive relief as to the proposed spinoff of CWI and Count V seeks relief against CAMC and Serco for a civil conspiracy. Liberis sought a preliminary injunction to enjoin three directors elected at Europa's Board Meeting on December 12, 1992 from acting on behalf of Europa and CWI and to enjoin Reddien, the then Chief Executive Officer of both Europa and CWI from taking any action on behalf of those entities. On May 17, 1993, the Court denied Liberis' application for a preliminary injunction. On February 10, 1994, Mr. Liberis advised the Court that this action should be dismissed without prejudice so that he could pursue these claims in parallel litigation pending in Florida. The Company believes that it has meritorious defenses to the claims asserted by Mr. Liberis in this action and intends to contest them vigorously. Due to the inherent risk preset in any litigation, and the present uncertainty as to whether these claims will proceed in

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                  Delaware or Florida, counsel is unable to render an opinion with respect to the outcome of this litigation or a range of potential loss.

                  On May 5, 1993, Mr. Liberis also filed a civil action in Florida seeking unspecified damages against Europa, Charles H. Reddien, Sharon E. Petty, Ernst G. Walter, Deborah A. Vitale, Stephen M. Turner, William A. Herold, Victor B. Gersh, CAMC, Serco, AustroInvest International Ltd., and others challenging the settlement agreements between Mr. Liberis and Serco entered into on December 12, and 14, 1992. On November 23, 1993, the Court granted a motion by the defendants to stay this action pending a resolution of certain litigation pending.

                  On May 11, 1993, the Company filed a civil action in Florida against Charles S. Liberis and Harlan G. Allen, Jr., seeking compensatory and punitive damages. The Complaint alleges violations of Sections 10(b) and 16(b) of the Securities Exchange Act of 1934, and violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"). The Complaint also alleges that Messrs. Liberis and Allen engaged in schemes to defraud Europa, breached their fiduciary duties to Europa, and converted corporate assets of the Company. On October 18, 1994, the United States District Court for the Northern District of Florida entered an Order which granted in part and denied in part a motion to dismiss the Florida federal civil action filed by Europa against Liberis and Allen and gave Europa leave to amend it's complaint. The Court denied Liberis' motion to dismiss Count III alleging a violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 (fraud in the sale of securities) and also denied Defendant's

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                  motion to dismiss Court XI alleging civil theft pursuant to
                  Section 772.11, Florida statutes. On October 29, 1994, Europa Filed a fourth Amended Complaint against Liberis and Allen. A further motion by Liberis to dismiss Europa's fourth Amended Complaint was denied by the U.S. District Court on December 17, 1994. In May 1994, the Company settled the action and Mr. Allen contributed a note payable having an outstanding principal balance of $115,395 to additional paid-in-capital of the Company.

                  On July 30, 1993, Charles S. Liberis attempted to exercise 1,417,500 Europa common stock purchase options at $.15625. The Company refused Liberis's attempt to exercise these options. On August 30, 1994, Charles S. Liberis filed a Complaint for specific performance of Stock Options against the Company in Delaware Chancery Court. The Court denied Europa's motion to dismiss or stay this action and the parties have commenced discovery.

                  On November 4, 1993, Charles S. Liberis filed a complaint seeking to set aside the election of directors at the Annual Shareholder's meeting held on October 29, 1994, to schedule a new election of directors, to set aside the issuance of Preferred shares by Europa to Serco and for an award of unspecified damages. At that meeting the shareholders voted
                  7.3 million shares for current management and 3.75 million shares for a slate of directors which include Charles S. Liberis and other Liberis nominees. Liberis asserts in this action that management utilized misleading proxy materials and issued preferred shares to Serco at below market prices to entrench current management. Liberis has withdrawn this

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                  action in favor of proceeding by way of an Amended Counterclaim in the Florida federal action.

                  On January 4, 1994, Charles Liberis filed an Amended Counterclaim in the Florida federal action Europa, Charles H. Reddien, Sharon E. Petty, Ernst G. Walter, Stephen M. Turner, Deborah A. Vitale, William Herold, Victor B. Gersh, Serco and CAM ("counterclaim defendants"). In Count I of Liberis' Amended Counterclaim, Liberis seeks specific performance of 1,417,500 stock options at $0.15625 per share. In Count II of Liberis' Amended Counterclaim, Liberis alleges that the counterclaim defendants, including Europa, that Liberis was forced to resign his position as President and Chief Executive Officer of Europa in December of 1992, through fraud and misrepresentations, and that Liberis was prevented from regaining control of Europa through false and misleading proxy materials utilized by Europa and certain individual counterclaim defendants during a proxy contest in October of 1993. In Count III, Liberis requests that the Court declare that no valid election of directors was held at and permanently enjoin the voting in a new election. Liberis seeks unspecified damages against Europa and other counterclaim defendants. Motions to dismiss Liberis' Amended Counterclaim have been filed by Europa and other counterclaim defendants. The proceedings with respect to Liberis' Amended Counterclaim are in early stages and it is not possible to predict the outcome or future course of this litigation. The parties are continuing to undertake discovery of this action.

                  These matters are in their early stages and discovery proceedings have not yet commenced. The litigation

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                  brought by Mr. Liberis may have an adverse impact on the Company's ability to secure financing for its planned Mississippi expansion and on the licensing by the Mississippi Gaming Commission. The ultimate outcome of these matters cannot presently be determined. Accordingly, the financial statements do not include any adjustments that might result from this uncertainty.

                  On March 7, 1995, Shoney's, Inc. filed suit against Europa and LoneStar Hospitality Corporation, a former subsidiary of the company, in the United States District Court for the Middle District of Tennessee seeking unspecified damages. The Complaint alleges that Lone Star has failed to make certain rental payments of approximately $110,000 under certain leases with respect to property located in Texas and has also allowed certain liens to be placed against the properties and failed to remove these liens as required by the lease agreements. Shoney further alleges that Europa is obligated to indemnify and hold Shoney's harmless from and against all costs, damages, claims, liabilities and expenses, including reasonable attorney's fees, resulting from or arising out of any breach or default under the Agreements. The Company has not yet formulated a defense to this action, but intends to defend the claim and seek contribution from Lone Star, the primary obligor under the leases and such other persons affiliated with Lone Star who maybe liable for any amounts due and owing to Shoney's, Inc. The ultimate outcome of this matter cannot presently be determined.

                  (d)  Sales and Use Taxes
                  ------------------------

                  On November 28, 1994, the Florida Department of

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

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

                  (e)  Casino Industry Litigation
                  -------------------------------

                  On March 15 1995, two of the Company's subsidiaries that operate vessels were named as defendants along with thirty-one other defendants in a class action against the owners, operators and distributors to cruise ship casinos which utilized casino video poker machines which and electronic slot machines alleging violations of the Federal Civil RICO statute, common law fraud and deceit, unjust enrichment and negligent misrepresentation. The plaintiff contends that the defendants, owners and operators of cruise ship casinos along with the distributors and manufacturers of video poker machines and electronic slot machines have engaged in a course of fraudulent and misleading conduct intended to induce people to play their machines based on a false understanding that these machines operate in a truly random fashion. The plaintiff

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                  alleges these machines actually follow fixed, preordained sequences that are not random, but rather are both predictable and subject to manipulation by defendants and others. The plaintiff seeks damages in excess of $1 billion dollars against all defendants. The Company believes that there is no factual support for the claim and that the ultimate outcome will not have a material adverse effect on the Company's financial condition.


10. Supplemental  Supplemental schedules of interest paid are as follows:
    Cash Flow
    Information

                                                                1994        1993
                  --------------------------------------------------------------
                  Interest                                $  897,000  $  440,000


                  Non-cash transactions are as follows:
                                                                1994        1993
                  --------------------------------------------------------------

                  Gaming equipment financed by seller     $1,600,000  $      -
                  Vessel financed by seller                1,017,452         -
                  Common stock issued to seller in
                   connection with vessel purchase         1,500,000         -

                  Expenses paid in shares of common          158,904         -
                  Contribution of note payable to
                   additional paid-in capital                115,395         -
                  Unearned ESOP shares (net of
                   186,301 shares committed to be
                   released)                               7,175,548         -
                  Exercise of option to purchase land      3,000,000         -

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                  Conversion of promissory note into
                   200,000 shares of Company's common
                   stock                                    200,000          -
                  Financed insurance premiums               594,048    798,000
                  Preferred stock dividends                  27,800     25,390

11. Other         Other operating costs consist of the following:
    Operating
    Costs

                                                             1994         1993
                  -------------------------------------------------------------
                  ESOP compensation                    $  279,000   $        -
                  Write-off of deferred dockside
                   gaming costs                                 -      660,000
                  Shareholder litigation                  161,000      623,000
                  Terminated spinoff                            -      513,000
                  Other                                   295,160      249,138

                  Proxy dispute                                 -      475,000
                  -------------------------------------------------------------

                                                       $  735,160   $2,250,138
                  =============================================================

12. Subsequent    On March 22, 1995, the Company received a letter of intent
    Event         from a financial institution to loan the Company a maximum of
                  $6,764,000. The letter of intent provides for repayment of the loan in equal monthly payments over eight years at an interest rate of Libor plus 325 basis points (9.25% at December 31, 1994). The loan is to be collateralized by substantially all assets and the proceeds of the loan are required to be used to retire an equal amount of specified existing debt of the Company, of which approximately $2,626,000 is classified as a current

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

================================================================================

                  liability in the accompanying consolidated balance sheet. Closing of the loan is subject to, among other things, negotiation of final terms and conditions.


13. Fourth        Year end adjustments made in the fourth quarter of 1994 had
    Quarter       the effect of decreasing net income for the quarter by
    Adjustments   approximately $1,600,000.  The adjustments related
    (Unaudited)   principally to the carrying amount of certain assets, expense accruals and common stock transactions associated with prior quarters of 1994.