Form 10KSB/A
period 1994-12-31
EUROPA CRUISES CORP
filed 1996-02-16
CIK 844887

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 31, 1995: $13,120,000.
                                                          -----------

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1995: 17,496,707 shares.
                              ------------

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE

                                   PART III
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS. COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

      The directors and executive officers of the Company are as follows:

       NAME                   AGE            YEAR FIRST DIRECTOR
       ----                   ---            -------------------
Lester E. Bullock              41                   1995

Ernst G. Walter                48                   1992

Deborah A. Vitale              45                   1992

Charles H. Reddien             51

Chuck Kleim                    60

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

                                                     VALUE OF
                                                     UNEXERCISED
                        NUMBER OF UNEXERCISED        IN-THE-MONEY
                        OPTIONS AT 1994 FISCAL       OPTIONS AT 1994 FISCAL
                        YEAR-END                     YEAR END
                        EXERCISABLE (E)              EXERCISABLE (E)
NAME                    UNEXERCISABLE (U)            UNEXERCISABLE (U)
-------------------     ------------------------     --------------------------
Lester E. Bullock       120,000 (E)                  $  1,250(E)
                         30,000 (U)                  $  1,875(U)

Deborah A. Vitale       200,000 (E)                  $  6,250(E)

Ernst G. Walter         200,000 (E)                  $  6,250(E)

Charles H. Reddien      200,000 (E)                  $  6,250(E)

Sharon E. Petty         130,000 (E)                  $  4,063(E)

Stephen M. Turner       200,000 (E)                  $  6,250(E)


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