Form 10QSB/A
period 1995-09-30
EUROPA CRUISES CORP
filed 1996-02-16
CIK 844887

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSBA

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                   For the transition period from ___ to ___

                        Commission File Number 0-17529

                          EUROPA CRUISES CORPORATION
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in charter)

           DELAWARE                                          59-2935476
----------------------------                        ----------------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or                                    Identification Number)
organization)

150 153rd Avenue, Suite 200, Madeira Beach, Florida 33708
--------------------------------------------------------------------------------
(Address of principal executive offices) (zip code)

                         (813) 393-2885 extension 326
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports requires to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X    No
                                     -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                    Number of Shares Outstanding

                                                         At October 30, 1995
                                                    ----------------------------

                                                             17,740,237
                                                    ----------------------------

                          EUROPA CRUISES CORPORATION

                                     INDEX

PART I - FINANCIAL INFORMATION                                       PAGE NO.

ITEM 1   Consolidated Statements of Operations
------   for the Three Months Ended
         September 30, 1995 and 1994.                                  2

         Consolidated Statements of Operations
         for the Nine Months ended
         September 30, 1995 and 1994.                                  3

         Consolidated Balance Sheets as of
         September 30, 1995                                            4-5

         Consolidated Statements of Cash Flows
         for the Nine Months Ended
         September 30, 1995 and 1994.                                  6-7

         Notes to Consolidated Financial
         Statements                                                    8-13

ITEM 2   Management's Discussion and Analysis
------   of Financial Condition and Results
         of Operations.                                                13-16



PART II - OTHER INFORMATION

ITEM 1   Legal Proceedings                                             16
------

ITEM 2   Other Information                                             16
------

ITEM 3   Exhibits and Reports on Form 8K                               17
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

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                             Three Months Ended September 30
                                             -------------------------------
                                                1995                    1994
                                                ----                    ----
Revenues

 Casino revenue                          $ 2,520,830             $ 1,883,501

 Passenger fares                           1,019,284               1,466,289

 Beverage                                    289,294                 429,856

 Charter fees                                258,666                      -0-

 Other                                        46,687                 105,096
                                         -----------             -----------

                                           4,134,761               3,875,742
                                         -----------             -----------

Costs and Expenses

 Vessel operating                          2,286,631               2,005,005

 Casino operations                           858,451                  32,446

 Administrative and general                  770,224                 960,556

 Advertising and promotion                   341,689                 530,119

 Depreciation and amortization               281,257                 179,865
                                         -----------             -----------

                                           4,538,252               3,707,991
                                         -----------             -----------

Other income (expense)

 Interest. net                              (224,054)                (89,327)

 Other income                                     -0-                     -0-

 Other income                                     -0-                     -0-
                                          -----------             -----------

                                            (224,054)                (89,327)
                                         -----------              -----------

Net income (loss) before income taxes       (627,545)                 78,424

Provision for income taxes - current          13,390                      -0-
                                         -----------              -----------

Net income (loss)                           (640,935)                 78,424

Preferred stock dividends                     70,600                      -0-
                                         -----------              -----------

Net income (loss) applicable to
common stock                                (711,535)                 78,424
                                         ===========             ===========

Net income (loss) per common share
(Note 2)                                 $      (.04)            $       N/A
                                         ===========             ===========

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
                                         ===========             ===========


                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           Nine Months Ended September 30
                                                           ------------------------------
                                                           1995                      1994
                                                           ----                      ----
Revenues

 Casino revenue                                    $  9,444,547               $  6,021,101
 Passenger fares                                      3,533,225                  5,168,677
 Beverage                                             1,057,313                  1,452,747
 Charter fees                                           773,576                        -0-
 Other                                                  207,038                    150,169
                                                   ------------               ------------

                                                     15,015,699                 12,792,694
                                                   ------------               ------------

Costs and Expenses

 Vessel operating                                     7,617,163                  7,019,950
 Casino operations                                    3,083,956                     77,756
 Administrative and general                           2,836,850                  2,544,190
 Advertising and promotion                            1,520,633                  1,575,803
 Depreciation and amortization                          754,385                    695,444
                                                   ------------               ------------

                                                     15,812,987                 11,913,143
                                                   ------------               ------------

Other income (expense)

 Interest, net                                         (584,244)                  (280,716)
 Other income                                               -0-                  2,352,758
 Other expense                                              -0-                   (200,000)
                                                   ------------               ------------

                                                       (584,244)                 1,872,042
                                                   ------------               ------------
Net income (loss) before income taxes                (1,381,532)                 2,751,593

Provision for income taxes-current                        13,390                     50,000
                                                   ------------               ------------
Net income                                           (1,394,922)                 2,701,593

Preferred stock dividends                               212,524                        -0-
                                                   ------------               ------------
Net income (loss) applicable to common
stock                                              $ (1,607,466)              $  2,701,593
                                                   ============               ============
Net income (loss) per common share
(Note 2)                                                   (.09)              $        N/A
                                                   ============               ============
Net income (loss) per common share
(Note 2)                                           $        N/A               $       0.18
                                                   ============               ============
Weighted average number of common
and common shares outstanding                        17,507,498                 15,360,175
                                                   ============               ============

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)





                                    ASSETS
                                    ------
                                                            September 30, 1995
                                                            ------------------
Current Assets:

Cash and cash equivalents                                         $   810,952

Accounts receivable                                                   156,715

Prepaid insurance and other                                           969,268
                                                                  -----------
Total current assets                                                1,936,935
                                                                  -----------

Vessels, equipment and fixtures, less
accumulated depreciation                                           13,788,982

Investment in and advances to
unconsolidated affiliate                                              425,574

Land under development for dockside
gaming                                                              4,100,000

Dockside gaming development costs                                     615,901
                                                                  -----------
                                                                  $20,867,392
                                                                  ===========

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                              September 30, 1995
                                                              ------------------
Current Liabilities:

Accounts payable and accrued liabilities                          $ 1,987,755

Current maturities of long-term debt                                2,311,220

Unearned cruise revenues                                              117,797
                                                                  -----------

      Total current liabilities                                     4,416,772
                                                                  -----------

Long-term debt less current maturities
(Note 5)                                                            6,827,566

Total liabilities                                                  11,244,338
                                                                  -----------

Stockholder's equity:

Preferred stock, $.01 par value;
shares authorized 5,000,000; outstanding
3,216,000; ($5,126,580 aggregate
liquidation preference)                                                32,160

Common stock, $.001 par value-
shares authorized 50,000,000;
issued 23,517,314; outstanding 17,526,276
and 17,403,615, respectively                                           23,517

Additional paid-in-capital                                         23,461,898

Unearned ESOP Shares                                               (6,991,200)

Deficit                                                            (6,713,165)

Treasury stock, at cost,
1,300,000 shares                                                     (190,156)
                                                                  -----------

Total stockholders' equity                                          9,623,054
                                                                  -----------

                                                                  $20,867,392
                                                                  ===========

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                Nine Months Ended September 30,

                                                   1995                    1994
                                                   ----                    ----

Operating Activities:

 Net Income (loss) before income taxes      ($1,381,532)             $2,701,594

 Adjustments to reconcile net income
 (loss) to net cash provided by (used in) operating activities:

 Depreciation and amortization                  752,764                 695,444

 Release of ESOP shares                         122,522                      -0-

 Decrease (increase) in:

   Accounts receivable                          (72,994)              1,092,574

   Prepaid expenses                             499,509                  24,544

   Other current assets                        (154,552)                     -0-

 Amount due from affiliate                           -0-                197,437

 Increase (decrease) in:

   Accounts payable and accrued liabilities    (561,796)             (2,120,307)

   Unearned cruise revenues                     (59,760)                106,214

   Deposits                                          -0-                (85,000)
                                             -----------           -------------

Cash provided by (used in) operating
activities                                     (855,839)              2,612,500
                                             -----------           -------------

Investing activities:

   Purchases of property and equipment         (515,215)             (3,948,317)

   Development costs for dockside gaming       (160,446)

   Proceeds from sale of gaming equipment            -0-                428,566
                                             -----------           -------------
   Cash (used in) investing activities       $ (675,661)           $ (3,519,751)
                                             -----------           -------------

                 EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                Nine Months Ended September 30

                                                     1995                 1994
                                                     ----                 ----
Financing activities:

 Issuance of common stock                     $       -0-          $ 4,160,367

 Issuance of units                                    -0-            2,793,900

 Purchase of treasury stock                           -0-              (41,406)

 Proceeds from long-term debt                  7,646,332             1,027,343


 Payment of notes and long-term debt          (8,370,395)           (2,852,329)

 Preferred stock dividends                       (55,279)              (22,702)
                                              ----------           -----------
Cash provided by (used in) financing
activities                                      (779,342)            5,065,173
                                              ----------           -----------
Net increase (decrease) in cash and cash
equivalents                                   (2,310,842)            4,157,922

Cash and cash equivalents,
beginning of period                            3,121,794               228,915
                                              ----------           -----------
Cash and cash equivalents,
end of period                                 $  810,952           $ 4,386,837
                                              ==========           ===========
Supplemental schedule of noncash
investing and financing activates:

  Payment of preferred dividends in stock     $   55,600
                                              ==========

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Significant Accounting Policies


Casino Revenue
--------------

Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Revenue does not include the retail amount of fares, food, and beverage provided gratuitously to customers, which was $286,000 and $192,000 for the three months ended September 30 in 1995 and 1994 respectively; and $737,000 and $663,000 in the nine months ended September 30 in 1995 and 1994 respectively.

Change in Accounting Principle
------------------------------

The Company is required to adopt FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" in 1996. Management does not expect that the adoption of FAS 121 will have a material effect on the carrying value of the Company's long lived assets including its vessels, land under development for dockside gaming or its dockside gaming development costs.

Note 2.     Net Income (Loss) Per Share

Net income (loss) per share is based on net incomes (loss) after preferred stock divided requirements and the weighted average number of common shares outstanding during each period after giving effect to stock options and warrants considered to be dilutive common stock equivalents. It is assumed that all dilutive stock options and warrants are exercised at the beginning of each year and that the proceeds are used to purchase up to 20 percent of the outstanding shares of the Company's common stock with any remaining proceeds utilized to repay indebtedness. Primary and fully diluted earnings per share were not calculated for 1995, since such calculation would be anti-dilutive.

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

Note 5.     Material Contingencies

Florida Department of Revenue Tax Audit
---------------------------------------

On November 28, 1994, the Florida Department of Revenue (DOR) issued a Notice of Intent to Make Sales and Use Tax Audit Changes to the Company for the period February 1, 1989 through June 30, 1994. The proposed audit changes, including penalties and interest total $6,515,618. The Company is challenging the proposed sales tax audit changes. If the Company is not successful in challenging the proposed audit changes, the additional tax the Company would be required to pay, would have a major, substantial adverse impact on the Company's financial condition. See "Liquidity and Capital Resources." On June 8, 1995, the Florida Department of Revenue issued the First Revised Notice of Intent to Make Sales and Use Tax Audit Changes to the Company for the period February 1, 1989 through June 30, 1995. This revision reduced the tax assessed by $150,000,00.

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

On November 30, 1994, the Company filed an Opposition to the Petition to Compel Arbitration on grounds that the arbitration clause in the Settlement Agreement was procured by fraud. The Company also asked the Court to disqualify the law firm of Douglass & Stroup from representing Sea Lane on grounds that Glen Kolk, maritime counsel to the Company if "Of Counsel" to the law firm of Douglass & Stoup. On or about April 10, 1995, the United States District Court entered an Order granting Sea Lane's Petition to Compel Arbitration. The Court further held that any issues regarding the continued representation of Sea Lane by the law firm of Douglass & Stroup must be resolved by the arbitrators.

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

William Poulos, Et Al. v. Ambassador Cruise Lines, Inc. Et Al.
--------------------------------------------------------------

On or about November 29, 1994, William Poulos filed a class action lawsuit on behalf of himself and all others similarly situated against approximately thirty-three defendants, including Europa Cruises of Florida 1, Inc., and Europa Cruises of Florida 2, Inc., in the United States District Court, Middle District of Florida, Orlando Division. Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc. were served with the Complaint on or about March 15, 1995. The suit was filed against the owners, operators and distributors of cruise ship casinos which utilized casino video poker machines and electronic slot machines. The Plaintiff alleges violation of the Federal Civil RICO statute, common law fraud and deceit, unjust enrichment and negligent misrepresentation. The plaintiff in this action had brought a similar action against most land-based casino operations in the United States. The earlier action, which did not name the Company or any of its subsidiaries as defendants, was transferred from the U.S. District Court in Orlando, Florida to the U.S. District Court in Las Vegas, Nevada. The plaintiff contends in both actions that the defendants, owners and operators of casinos, including cruise ship casinos, along with the distributors and manufactures of video poker machines and electronic slot machines have engaged in a course of fraudulent and misleading conduct intended to induce people to play their machines based on a false understanding that these machines operate in a truly random fashion. The plaintiff alleges that these machines actually follow fixed, preordained sequences that are not random, but rather are both predictable and subject to manipulation by defendants and others. The plaintiff seeks damages in excess of $1 billion dollars against all defendants. Although this action is in the very early stages of litigation, management believes there is no support for plaintiff's factual claims and the Company intends to vigorously defend this lawsuit.

On September 13, 1995, the Honorable Anne C. Conway entered an Order in the United States District Court for the Middle District of Florida, Orlando Division, where the above-referenced case was currently pending against Europa Cruises Corporation and other cruise ship companies, transferring the case pending in the United States District Court for the Middle District of Florida, Orlando Division, to the United States District Court for the District of Nevada, Southern Division. Europa intends to move the court to consolidate those cases now pending against the land-based casino operators and the manufactures, assemblers and distributors of gaming equipment previously sued in federal court in Nevada with those cases filed against the cruise ship companies. Management believes the Nevada forum provides a more favorable forum in which to litigate the issues raised in the Complaint.

Off-Shore, Inc. and Arthur Foss v. Europa Cruise Line Ltd.
----------------------------------------------------------

On or about December 6, 1994, Off-Shore, Inc. and Arthur Foss filed suit against Europa Cruise Line, Ltd. in the United States District Court for the District of New Jersey, for $71,541.94, attorneys' fees, interest and costs, alleging breach of contract for failure to pay for goods and services allegedly sold and delivered in or about 1988. The Complaint was served on or about April 3, 1995. On or about May 9, 1995, Europa Cruises Corporation filed an Answer, Affirmative Defenses and Jury Demand. On or about July 27, 1995, the Court held a Scheduling Conference. The Plaintiff failed to appear at the Scheduling Conference. Nevertheless, the Court proceeded to conduct a scheduling conference and entered a scheduling order. Discovery in the case is to be concluded by November 17, 1995.

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

The case proceeded on trial on May 22, 1995 and continued through May 25, 1995 before Judge Berger. Post-trial briefs have been filed and the Court has taken the matter under consideration.

Liberis v. Steve Turner, Deborah A. Vitale, William A. Herold, Ernst Walter,
----------------------------------------------------------------------------
Sharon Petty, Charles "Kip" Reddien, Serco International Limited, Casinos
-------------------------------------------------------------------------
Austria Maritime, Austroinvest International, Limited (Pinellas County,
-----------------------------------------------------------------------
Florida (C.A. No. 93-001626-C1-008)
-----------------------------------

On or about May 5, 1993, Liberis filed suit in the Circuit Court in and for Pinellas County, Florida (Case No. 93-001626-C1-008) for rescission, fraud and conspiracy against the above-named persons and entities and Victor Gersh (now deceased) formerly special counsel to the Company. On or about August 4, 1993, Liberis filed and Amended Complaint, naming additional defendants and adding a count for defamation, Liberis alleges that the defendants conspired to defraud, coerce and trick Liberis into resigning his position as CEO of Europa Cruises Corporation and defamed him. Liberis seeks compensatory, punitive, treble damage and attorneys' fees from the above-named defendants.

The defendants filed a motion to stay the action on grounds that Liberis has filed a substantially similar action in the Court of Chancery of the State of Delaware in and for New Castle County, styled Liberis v. Reddien, et al, (Civil
                                              --------------------------
Action no. 12955) and that any substantive issue decided in Delaware would be binding as to this case. On December 13, 1993, the Court entered as Order staying this action as to all parties until the cases of Liberis v. Reddien et
                                                          ---------------------
al (Civil Action No. 12955) and Liberis v. Europa Cruises Corporation (Civil
--                              -------------------------------------
Action No. 13103) pending in Delaware were dismissed or final judgement on the merits was entered with respect to all claims alleged in Count I of Civil Action No. 12955 and as to all claims in Civil Action No. 13103. Count I of Delaware Civil Action No. 12955 was for "Removal of Wrongfully Elected Directors and Officers and Reinstatement of Liberis". Liberis has informed the Pinellas County, Florida Circuit Court in a pleading filed on or about June 23, 1995, that he moved to dismiss Civil Action No. 12955 because there have been two annual meetings of Europa subsequent to the filing of that case at which directors sought to be removed were reelected, thus rendering the case moot.

On or about August 7, 1995, the defendants agreed to lift the stay for discovery purposes and for the purpose of finalizing the pleadings. No trial date will be scheduled pending a final judgement in Delaware or December 31, 1995.

Liberis v. Europa Cruises Corporation (Escambia County, Florida)(Case No.
-------------------------------------------------------------------------
93-1187)
--------

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

Europa Cruises Corporation v. Liberis (Florida Federal Court)(Case No. 93-30158
-------------------------------------------------------------------------------

Europa filed suit against Liberis in the United States District Court for the Northern District of Florida. (Case No. 93-30158). In this action, Europa is seeking damages from Liberis for substantially the same events and transactions alleged in Europa's counterclaim in Delaware Case No. 13103. Liberis also filed a counterclaim requested the same relief sought in Delaware Case No. 13103.
Most of Europa's claims against Liberis and all of Liberis' pending claims against Europa in this case are currently pending before Judge Berger in Delaware Case No. 13103. However, Europa has also made a claim for securities fraud against Liberis in this Florida case which is not made in the Delaware case. Thus, the extent to which a decision in Delaware would resolve all of the issues pending in this case is uncertain.

In Re Burton Securities, S.A./Europa Cruises Corporation v. Harrell Z. Browning,
--------------------------------------------------------------------------------
Liquidating Trustee of Burton Securities, S.A. (Texas)(Case No. 91-00125-C-11)
------------------------------------------------------------------------------

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

Item 2.      Management's Discussion and Analysis of Financial conditions and
             ----------------------------------------------------------------
             Results of Operations
             ---------------------

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

This compares to a net loss before tax of $(627,545) for the same period in 1995. The decrease in loss results from the increase in revenue discussed above and a decrease in operating costs described under the results of operations for the nine-month ended.

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

Results of Operations for the Nine Months Ended September 30, 1995
------------------------------------------------------------------

Revenues
--------

The Company, during the first nine months in 1995, operated 1,771 cruises, carried 258,516 passengers, and earned revenue of $15,015,699 or $58.08 per passenger. The compares to 1,422 cruises with 234,537 passengers on revenue of $12,792,694 or $54.54 for the same period in 1994. The difference is the result in a swing in revenues from passenger fares to casino revenues. Per passenger fare revenue dropped to $13.74 in 1995 from $22.03 in 1994 or a per passenger decrease of $8.29. This if offset by an increase in per passenger casino revenue of $39.53 in 1995 compared to $25.67 in 1994 or a per passenger increase of $13.86.

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

Net Income Before Tax
---------------------

Nine-month net income before tax for 1994 was $2,751,594 which includes a nonrecurring gain on the sale of unimproved land of $2,253,124. The nine month net income before tax adjusted for this gain and the 1994 fourth quarter adjustments described above (under the caption 1994 Fourth Quarter Adjustment) would be a net loss approximately $(1,225,000). This compares to the nine month loss for 1995 of $(1,381,532).

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

Net income before tax and preferred dividends for the quarters ended March, June, and September 1995 were $250,097; $(1,004,084); and $(365,934)
respectively. Despite the expected seasonal decrease in passenger revenues, the company reduced its losses in the third quarter by $638,000. The most significant reduction was in Corporate General and Administrative expenses which were reduced by approximately $478,000. This reduction is primarily related to the internalization and elimination of certain legal, accounting and other professional fees as well as nonrecurring legal fees. The remaining reduction relates to operating costs on the vessels.

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

Liquidity and Capital Resources
-------------------------------

The Company's working capital deficiency at September 30, 1995 was $2.47 million compared to $2.5 million at December 31, 1994. The Company has historically been met through a combination of debt and equity sources.

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

The Company's operations are seasonal with its strongest revenues occurring from December to May -- Florida's heavy tourist season. Absent a purchaser for the Europa Sun (see discussion above), the Company will supplement its vessel activity at an existing port to take advantage of the 1995-96 tourist season. After May, 1996 a purchase, charter or new port will be considered for the fourth vessel.

EBITDA
------

Earnings before interest, taxes, depreciation and amortization is a measure often considered by financial analysts to scrutinize a Company's ability to meet debt repayments. The Company's EBITDA and its ESOP expense (which is a non cash item) for the nine-months ended September 30, 1995 is approximately $245,000.

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

Date:  February 14, 1996                   EUROPA CRUISES CORPORATION

By:    /s/ Debra Gladstone                  By:    /s/ Lester E. Bullock
    ---------------------------                --------------------------------
       Debra Gladstone                            Lester E. Bullock
       Chief Financial Officer                    President