Form 10QSB/A
period 1995-09-30
EUROPA CRUISES CORP
filed 1996-03-14
CIK 844887

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
                                                                  -----------
                                                                  $20,867,392
                                                                  ===========

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                              September 30, 1995
                                                              ------------------
Current Liabilities:

Accounts payable and accrued liabilities                          $ 1,987,755

Current maturities of long-term debt                                8,092,134

Unearned cruise revenues                                              117,797
                                                                  -----------

      Total current liabilities                                    10,197,686
                                                                  -----------

Long-term debt less current maturities
(Note 5)                                                            1,046,652

Total liabilities                                                  11,244,338
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

The Company's working capital deficiency at September 30, 1995 was $8.26 million compared to $2.5 million at December 31, 1994. Included in short term liabilities is a $6.28 million term loan due to First Union National Bank of Florida. At September 1995, the Company did not meet the tangible net worth covenant required under the loan documents. The bank has granted a six month waiver of the default. The Company is working closely with the bank to resolve the default and the bank hasn't indicated any intent to call the loan and is working closely with the Company to remedy the default.

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

At September 1995, the Company did not meet the tangible net worth covenant required by the loan with First Union National Bank of Florida. First Union has waived the default, reduced the amount of the tangible net worth covenant and provided a waiver to March 31, 1996 to cure the violation. Management believes it is probable the default will be cured before March 31, 1996. Accordingly, under the requirements of FAS 78, Classification of Obligations That Are Callable by the Creditor, the debt has been classified as a short term liability.

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

Liquidity and Capital Resources
-------------------------------




Prior to September 30, 1995, drydocking costs were expensed evenly over the period to the next drydock. In September 1995, the Company changed its method of accounting for drydock costs on a prospective basis as a change in estimated life of the assets. The September financial statements have been revised so that the prior accounting method of expending drydocking costs over the period to the next drydock is again effective. This change had the effect of decreasing net income approximately $125,000.

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