Form 10KSB
period 1995-12-31
EUROPA CRUISES CORP
filed 1996-04-15
CIK 844887

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                  FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the fiscal year ended December 31, 1995

COMMISSION FILE NO:  0-17529
                     -------

                           EUROPA CRUISES CORPORATION
                 (name of small business issuer in its charter)

    DELAWARE                                                            59-2935476
- --------------------                                                ------------------------
(State of Incorporation)                                               (I.R.S. Employer
                                                                      Identification Number)

150-153rd Avenue East, Suite 200, Madeira Beach, Florida 33708
- --------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code             813/393-2885
                                                               ------------------------------
Securities registered pursuant to Section 12 (b) of the Act:     None
                                                                -----------------------------
Securities registered pursuant to Section 12 (g) of the Act:    Common Stock, par value $.001
                                                                -----------------------------

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

State issuer's revenues for its most recent fiscal year: $  19,243,830         .
                                                         ----------------------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 29, 1996: $14,416,824 .
                                                          --------------

State the number of shares outstanding of each of the issuer's classes of common
equity, as of March 29, 1996:  19,222,432    shares.
                              --------------



                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE

                               TABLE OF CONTENTS

ITEM 1. BUSINESS......................................................................   4
          Introduction................................................................   4
          Florida Day Cruise Vessel Operations........................................   4
          Cruise Vessels..............................................................   4
          Cruise Operations...........................................................   5
          Termination of Cruise Vessel Gaming Concession Agreement....................   6
          Seasonality.................................................................   6
          Sales and Marketing.........................................................   7
          Government Regulation - Day Cruise Gaming Vessels...........................   7
          Government Regulation - Florida.............................................   7
          Competition.................................................................   8
          Employees...................................................................   8
          Business Strategy - Day Cruise Operations...................................   8
          Proposed Dockside Gaming Operations.........................................   9
          Regulatory Approvals - Proposed Dockside Gaming Operations..................   9

ITEM 2.  PROPERTIES...................................................................  10
          Offices/Operating Ports.....................................................  10
          Proposed Dockside Gaming Site...............................................  11

ITEM 3.  LEGAL PROCEEDINGS............................................................  11
           Florida Department of Revenue Tax Audit....................................  11
           Sea Lane Bahamas Limited v. Europa Cruises Corporation.....................  12
           William Poulos, ET AL. v. Ambassador Cruise Lines, Inc., Et Al. ...........  12
           Galveston Independent School District, ET AL. v. Europa Cruise Lines of
           Texas, Inc., ET  AL. ......................................................  13
           In Re Burton Securities, S.A., Debtor/Harrell Z. Browning, Liquidating
           Trustee of Burton Securities, S.A. v. Europa Cruises Corporation...........  13
           Turner v. Europa Cruises Corporation, ET AL................................  14
           Liberis v. Europa Cruises Corporation......................................  14
           Liberis v. Europa Cruises Corporation, Casino World, Inc., Casinos Austria
           Maritime Corporation (CAMC), Serco International Limited, Charles H.
           Reddien, Stephen M. Turner, Deborah A. Vitale, William A. Herold and
           Sharon E. Petty............................................................  15
           Liberis v. Steve Turner, Deborah A. Vitale, William A. Herold, Ernst G.
           Walter, Sharon E. Petty, Charles H. Reddien, Victor B. Gersh, Serco
           International Limited, Casinos Austria Maritime Corporation (CAMC), and
           Austroinvest International Limited.........................................  15
           Charles S. Liberis, as Trustee of the Charles S. Liberis, P.A., Profit Sharing
           Plan v. Europa Cruises Corporation.........................................  16
           Europa Cruises Corporation v. Liberis, ET Al...............................  16
           Liberis v. Europa Cruises Corporation......................................  16
           Austroinvest International/Serco International/Ernst Walter................  16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDINGS.........................  17

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED


         STOCKHOLDER MATTERS..........................................................  17

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..........................................  17
           Results of Operations......................................................  17
           Passenger Fares, Gaming and Beverage Income................................  17
           Gain on Sale of Land.......................................................  18
           Vessel Operating Expenses..................................................  18
           Meal Costs.................................................................  19
           Administrative and General Expenses........................................  19
           ESOP Adjustment............................................................  19
           Advertising and Promotion..................................................  19
           Depreciation...............................................................  19
           Fourth-Quarter Results 1994................................................  19
           Liquidity and Capital Resources............................................  20

ITEM 7.  FINANCIAL STATEMENTS.........................................................  22

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE..........................................  22

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS.  COMPLIANCE WITH SECTION 16 (a) OF THE
         EXCHANGE ACT. ...............................................................  23
           Directors and Executive Officers...........................................  23
           Compliance with Section 16(a) of the Securities Exchange Act of 1934.......  24

ITEM 10. EXECUTIVE COMPENSATION.......................................................  25
           Stock Options..............................................................  25

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT...................................................................  28

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................  30

ITEM 13.  EXHIBITS AND REPORTS ON FORM 10-KSB.........................................  31
            Exhibits..................................................................  31
            Reports on Form 8-K.......................................................  35
            Subsidiaries of the Registrant............................................  35

                                     PART I

ITEM 1. BUSINESS

Introduction
- ------------

     Europa Cruises Corporation (the "Company"), a Delaware corporation, promotes and operates cruise vessels that provide moderately-priced day and evening cruises. The Company's business strategy is to emphasize the cruise experience and casino gaming, rather than cruise destinations. The Company's cruises include a variety of shipboard activities such as dining, casino operations, sightseeing, live music and other entertainment. The Company currently owns four vessels. Three of the Company's vessels, the EuropaStar, the EuropaSun, and the EuropaSky sail from their respective ports in Ft. Myers Beach, Miami Beach and Madeira Beach, Florida. The Company acquired a fourth vessel in 1994, the Stardancer, that operates out of a port at Marco Island, Florida. The Stardancer has been time-chartered to an unaffiliated third party through June 30, 1996. A permanent port has not yet been secured for the Stardancer. Until October 15, 1994, the Company's casinos were operated by Casinos Austria Maritime Corporation pursuant to a concession agreement. The Company now operates all of its casinos on board each of its vessels and leases its gaming equipment from Casinos Austria Maritime Corporation.

     The Company plans to spin-off to its shareholders, two wholly-owned subsidiaries, Casino World, Inc. and Mississippi Gaming Corporation. Casino World, Inc. plans to develop and operate a casino and hotel at Diamondhead, Mississippi. Europa shareholders will receive a dividend in the form of Casino World, Inc. Common Stock. Casino World will acquire from Europa all the issued and outstanding shares of Mississippi Gaming Corporation which owns the proposed Diamondhead, Mississippi gaming site. The proposed gaming operations in Mississippi are subject to numerous risks and uncertainties including but not limited to the availability of financing, licensing, and the receipt of permits from the Mississippi Department of Marine Resources and the U.S. Army Corps of Engineers (the "Corps"). Litigation brought by environmental groups opposed to further development of gaming in Mississippi may delay regulatory approvals and the issuance of permits necessary for the construction of a casino at the Company's proposed Diamondhead site. In light of these uncertainties and other risks affecting the Company's proposed gaming operations in Mississippi, there are no assurances that the necessary regulatory approvals can be obtained or that financing will be available. The Company does not have the financial resources to develop its proposed Mississippi dockside gaming facility. Accordingly, there are no assurances that the spinoff of Casino World Inc. or Mississippi Gaming Corporation to Europa shareholders will be successfully completed.

Florida Day Cruise Vessel Operations

Cruise Vessels
- --------------

     The EuropaSun and the EuropaStar were built in 1977, are registered in Panama and were renovated in January 1987. Neither vessel has any passenger cabins. Both vessels are approximately 100 gross registered tons in size, 167 feet in length and 38 feet in width. Each vessel has a capacity of 350 passengers. The EuropaSun and EuropaStar each have a passenger entry deck, a middle deck, and a top deck. The passenger entry deck contains the dining area, gift shop, entertainment stage, dance floor, main deck, lounge and bar, and galley. The middle deck contains the casino operations including slot machines and gaming tables, and a television room. The top deck is used primarily for live entertainment, sightseeing and sunbathing. Bars are located on all three decks and dance floors are located on two decks.

     On July 14, 1992, the Company acquired the EuropaSky, which was renovated by a U.S. shipyard and placed in operation in November of 1993. The 498 ton vessel is 160 feet in length and 36 feet in width, with a capacity of 440 passengers. The EuropaSky seats 150 passengers in its dining areas, has a casino with a capacity of approximately 200 persons, a cabaret with seating for 65 persons, several lounges, a gift shop, passenger changing rooms, a children's play room, a small conference and television room, and a sun deck with seating for up to 100 persons. The EuropaSky was built to U.S. safety standards in order to receive a U.S. Coast Guard Certificate of Inspection. The EuropaSun and the EuropaStar, which are currently registered in Panama, were previously registered in the United States and at that time received Certificates of Inspection from the U.S. Coast Guard. Both vessels currently hold valid control verifications from the U.S.C.G. The EuropaSky's U.S. registry has been made possible by 1992 legislation that, for the first time, allowed U.S. registered vessels to carry gambling equipment to and from U.S. ports for use in international waters.

     On August 26, 1994, the Company purchased a fourth day cruise vessel, the M/V Stardancer from Lagoon Cruise Line, Inc. ("Lagoon") for $3,500,000. The Company paid $982,548 in cash, assumed a first Preferred Ship Mortgage in the amount of $667,452, issued a second Preferred Ship Mortgage to Lagoon in the amount of $350,000 and issued 1,200,000 shares of the Company's Common Stock to Lagoon with an agreed upon value of $1.25 per share or $1,500,000. In connection with the issuance of the shares to Lagoon, the Company has filed a Registration Statement under the Securities Act of 1933 to enable Lagoon to sell the shares. If the shares sold by Lagoon and the fair market value of the shares held by Lagoon at the end of nine (9) months from the effective date of the Registration Statement is less than $1.25 per share, the Company is obligated to pay Lagoon the difference between the fair market value of the shares and $1.25 per share. The Company will receive credit for the fair market value of any shares of Casino World, Inc. distributed to Lagoon pursuant to any spinoff of Casino World, Inc. shares to the Company's shareholders. As of March 29, 1996, the fair market value of the 1,200,000 shares of Europa Common Stock held by Lagoon was approximately $900,000. The Company may be required to pay a significant amount of cash to Lagoon in satisfaction of the Guaranty. See ITEM 6 -"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND
ITEM 11. "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

     The M/V Stardancer was built in 1984, is 150 feet in length, has a gross registered tonnage of 97 tons and has a capacity of 499 passengers. From November 2, 1994 to June 30, 1996, the Stardancer has been chartered to unrelated third parties.

     From December 1989 until November 25, 1993, the Company operated the EuropaJet, which operated under a bareboat charterparty agreement with Sea Lane Bahamas Ltd/Marne Delaware Inc. hereafter ("Sea Lane"). The bareboat charterparty agreement did not expire until August 1997, and provided for payment of $2,800 per day, plus $3 for each passenger in excess of 9,000 per month carried on the vessel. The Company experienced substantial losses from the operation of the EuropaJet and this vessel was taken out of service in the second quarter of 1993 and operated only 1-1/2 months under a subcharter during the third quarter of 1993. In November 1993 the Company returned the EuropaJet to its owners rather than continue to operate the vessel at a loss. The Company and Sea Lane have not yet resolved a dispute concerning the amount the Company will be required to pay because of the alleged condition of the vessel upon redelivery to Sea Lane. See "ITEM 3. LEGAL PROCEEDINGS."

Cruise Operations
- -----------------

     The current prices for the Company's cruises range from $15.00 to $34.95 depending on the port, the day of the week, and the holiday seasons. Each passenger is required to pay a $12.00 charge, which includes a federal departure tax, service charges and state sales tax. Ticket prices cover all shipboard activities except casino wagers and the purchases of beverages and gifts. The Company offers discounted passenger rates to groups and for charters of an entire vessel.

     As an additional marketing effort, the Company has developed a variety of special cruises and discount programs, including a Florida Resident and Senior Citizen cruise fare, to attract an array of market segments and increase passenger fares and on board revenues. The Company also provides "theme" cruises, which feature different types of music such as jazz, country, 50's oldies and concert, and special holiday cruises for Easter, Mother's Day, the 4th of July, Halloween, Christmas and New Year's. These cruises provide an alternative to the Company's standard cruises and can be enjoyed by vacationers as well as local residents.

     The Company offers its vessels for charter cruises if such charters do not interfere with the scheduled cruises offered to the general public. The Company's vessels have been used for convention meetings, continuing education programs, weddings and other group gatherings. The Company provides bus services and special arrangements for groups of forty (40) persons or more. Charter discounts require a minimum of 150 passengers.

Termination of Cruise Vessel Gaming Concession Agreement
- --------------------------------------------------------

     Through October 15, 1994, the casinos on the Company's vessels were operated by Casinos Austria Maritime Corporation ("CAMC") as concessionaire pursuant to a Gaming Concession Agreement. On September 16, 1994, the Company terminated the Gaming Concession Agreement and entered into a Consulting Agreement with CAMC. Under the Consulting Agreement, the Company manages and operates all casinos on board the Company's vessels and CAMC's role is limited to providing consulting services through December 31, 1997. Under the Consulting Agreement, CAMC is required to assist the Company in establishing various computerized and security management systems as well as accounting procedures and appropriate control, supervision and surveillance techniques. CAMC is also required to provide advice to the Company regarding accounting and bookkeeping records maintained by the casinos. As a consultant to the Company, CAMC receives $37,500 per month or 3.5% of gross Gaming Revenue, whichever is greater. CAMC also receives $140 per cruise for the services of a Purser on board each vessel. In return for the Consulting Agreement, CAMC waived a termination fee of approximately $1,400,000 that the Company would have been required to pay for early termination of the Gaming Concession Agreement.

     On October 13, 1994, the Company and CAMC entered into an Equipment Lease Agreement whereby the Company leased all gaming equipment on the Company's four vessels for a period of forty months at $46,398 per month. At the end of the lease term the Company has the option to purchase the equipment for one dollar.

Seasonality
- -----------

     The business of the Company is subject to certain seasonal fluctuations. Historically, the months of January and February were the lowest revenue-producing months of the year for the Company. With changes in tourism activity and relocation of the vessels, January and September have become the lowest. The off-peak cruise months of May and June should also produce generally lower revenues for the Company in its operating markets. Based on its recent experience, management believes the months of February, March and April currently generate the greatest amount of revenues for the Company.

Sales and Marketing
- -------------------

     The Company focuses its sales and marketing efforts in markets concentrated within a 100-mile radius of its locations. The Company's strategy is to market the cruise experience as an additional attraction in established vacation markets near its ports. The Company seeks to attract passengers from such markets including passengers who have never been on a cruise before and those who might not otherwise consider a cruise as a vacation alternative. The cruises are marketed as a family recreation experience emphasizing a wide variety of shipboard activities and entertainment for adults and children. The Company markets its cruises through general advertising, direct mailings, travel agents and the Company's own sales force.

     The Company periodically revises its food menu and the entertainment offered on its cruises and offers special theme cruises and other promotions co-sponsored by local businesses to vary the cruise experience and attract repeat customers. Gaming instruction for passengers is also offered.

Government Regulation - Day Cruise Gaming Vessels
- -------------------------------------------------

     The EuropaSun and the EuropaStar are registered in Panama and the EuropaSky and the Stardancer are registered in the United States. These ships are subject to inspection by the United States Coast Guard for compliance with The Safety of Life at Sea Convention that sets minimum safety standards for vessels engaging in an international voyage from a United States port. The Company is also subject to inspection by the United States Public Health Service for sanitary standards on its vessels.

     Federal legislation enacted in 1948, 18 U.S.C.(S) 1081, 1082 and 1085 (the "Gambling Act"), prohibits any citizen, resident of the United States or any other person within the jurisdiction of the United States from establishing, operating or owning an interest in a gambling ship on the high seas or otherwise within the jurisdiction of the United States. Section 1081 of the Gambling Act defines a gambling ship as "a vessel used principally for the operation of one or more gambling establishments." Any person who violates the Gambling Act is subject to a fine of up to $10,000 or imprisonment of not more than two years, and the vessels used in violation of the Gambling Act could be forfeited to the United States Government. There are no formal or informal regulations or legal or administrative opinions as to the application of the Gambling Act to business operations such as those conducted by the Company. Federal Legislation enacted in 1992 specifically authorized U.S. registered vessels to carry gambling equipment to and from U.S. ports for use in international waters. The 1992 Federal Legislation would appear to conflict in certain respects with the Gambling Act. However, there are no reported judicial decisions or administrative opinions reconciling any potential conflicts between the Gambling Act and the 1992 Federal Legislation.

     Though no litigation is presently contemplated, if the Company's operations were ever found by a court of law in a litigation commenced by a United States Attorney's Office to violate the Gambling Act, the vessels owned and operated by the Company could be forfeited to the United States Government without compensation to owners or the Company or the Company could be required to change its operations. A material change in the Company's operation, such as the removal of casinos from the vessels, would have a material adverse impact on the Company's financial condition.

     The Company believes that it is in compliance with all material regulations applicable to its ships and that it holds the necessary licenses to conduct it's business.

Government Regulation - Florida
- -------------------------------

     On or about March 6, 1996, a bill was introduced into the Florida State House of Representatives by Representative King from the Jacksonville, Florida area to ban all cruises to nowhere originating from the State of Florida. This bill, if passed by both the House of Representatives and the Senate and signed by the Governor, would in fact bar the Company from continuing its core business of day and evening cruises to nowhere, in the State of Florida. The Company is actively engaged in lobbying efforts through the Florida Day Cruise Association to defeat this bill in committee. The Company feels that this bill will not become a new law, however, there can be no assurances that this bill will be defeated.

     The Governor of the State of Florida has proposed a bill that would provide the State of Florida with a $5.00 per passenger tax on all cruises to nowhere originating from the State of Florida. The Florida Day Cruise Association is working closely with the Governor's budget office to develop a fair tax that would not be burdensome to the passengers, or those companies engaged in the cruise to nowhere business.

Competition
- -----------

     The Company competes with a variety of other vacation activities in the areas where it operates its vessels, including short-term cruises, resort attractions, sporting and other recreation activities. The Company competes with at least one other vessel in all of its ports.

     The Company is aware of firms that operate day cruise vessels in various locations throughout Florida, which could reposition these vessels to any area in which the Company's vessels are positioned. All of the competing firms offer day cruises, with published fares ranging from "Free" to $49.00. Although the Company's standard prices for its cruise currently ranges from $15.00 to $34.95 per person, the Company may, in the future, be forced to adjust these rates due to competitive pressures.

     In November of 1994, Florida voters rejected an Amendment to the Florida Constitution that would have authorized casinos throughout the State of Florida at existing and operating parimutuel facilities, including race tracks and jai alai frontons, and up to seven other casinos in the state (but not more than one per county) as authorized by the Florida Legislature. It is likely that the gaming industry will continue to pursue legalization of gaming in Florida. The Company believes that the legalization of gaming in Florida would have a material adverse impact on the Company's operations.

     The Company's proposed dockside gaming operations will be subject to significant competition in Mississippi from other gaming enterprises located in Mississippi and Louisiana, many of which are significantly better capitalized than the Company. By the end of calendar year 1995, approximately twenty-eight
(28) dockside casinos were in operation in the State of Mississippi alone. In New Orleans, Louisiana, there are plans to open one of the world's largest casinos. Furthermore, the legalization of gaming in the States of Florida, Texas, Alabama, and other jurisdictions, and the rapid expansion of gaming on Indian land throughout the United States could adversely affect the Company's proposed dockside gaming operations in Mississippi. See "Proposed Dockside Gaming Operations."

Employees
- ---------

     The Company presently employs 388 persons, of whom six are executive and management personnel, 34 are engaged primarily in marketing and sales activities and 17 are engaged in administrative and clerical positions. The remaining 333 persons are officers, crew and staff employed by the Company to work on the four vessels. None of the Company's employees is a party to a collective bargaining agreement. The Company considers its employee relations to be generally satisfactory.

Business Strategy - Day Cruise Operations
- -----------------------------------------

     The criteria used by the Company in selecting sites for expanding its day cruise operations include accessibility of site, a suitable population base, presence of an established vacation market, docking facilities and water depth, availability of U.S. Customs clearance, ability to comply with state and local laws, favorable year-round weather and sea conditions, close proximity to international waters, and existence of competition. Due to the expenses associated with the repositioning of a vessel from one port to another, the Company seeks to position its vessels in markets that can support a vessel at a profitable level year round. If the Company cannot find such markets, the Company will seek to position a vessel at two or more different ports during peak seasons of the year and will incur additional expenses in connection with the repositioning of a vessel. Such expenses, including dock preparation and fuel, will vary depending upon, among other things, the condition of docking facilities and the distance between port locations.

Proposed Dockside Gaming Operations
- -----------------------------------

     The Company plans to spinoff its wholly-owned subsidiaries, Casino World, Inc. and Mississippi Gaming Corporation. Casino World, Inc. plans to develop and operate a casino, hotel, and golf course at Diamondhead, Mississippi. Europa shareholders will receive a dividend in the form of Casino World, Inc. Common Stock. Casino World will acquire from Europa all the issued and outstanding shares of Mississippi Gaming Corporation that owns the proposed Diamondhead, Mississippi gaming site. The spinoff of Casino World, Inc. and Mississippi Gaming Corporation is subject to numerous uncertainties including the lack of available financing, obtaining the necessary regulatory approvals, the absence of necessary licenses and permits from Federal and state regulatory authorities, and the outcome of litigation instituted against parties other than the Company by environmental groups opposed to the development of additional gaming facilities on the Mississippi Gulf Coast.

     On March 7, 1994, CWI entered into a Letter of Intent with Schneider Securities, Inc., for an initial public offering of 2,500,000 shares of CWI 10% Convertible Preferred Stock at an offering price of $6.00 per share. Schneider Securities has informed the Company that it considers the Letter of Intent a current valid commitment on the part of both Schneider Securities and the Company. However, Schneider Securities has also informed the Company that they will not proceed with the offering until the Company receives site approval from the Mississippi Gaming Commission and until Schneider Securities is satisfied that the necessary permits from the Army Corps of Engineers are likely to be issued. In June 1995, site approval was completed. The success of CWI proposed dockside casino operations is dependent upon its ability to successfully complete this offering or obtain similar financing from other sources and its ability to raise substantial additional financing.

Regulatory Approvals - Proposed Dockside Gaming Operations
- ----------------------------------------------------------

     The ownership and operation of a gaming business in Mississippi is subject to extensive laws and regulations, including the Mississippi Gaming Control Act (the "Mississippi Act") and the regulations (the "Mississippi Regulations") promulgated thereunder by the Mississippi Gaming Commission (the "Mississippi Commission") which is empowered to oversee and enforce the Mississippi Act. Gaming in Mississippi can be legally conducted only on vessels of a certain minimum size in navigable waters of the Mississippi River or in waters of the State of Mississippi (so called dockside gaming) which lie adjacent and to the south (principally in the Gulf of Mexico) of the Counties of Hancock, Harrison and Jackson, and only in counties in Mississippi in which the registered voters have not voted to prohibit such activities.

     The Mississippi Act requires that a person (including any corporation or other entity) must be licensed to conduct gaming activities in Mississippi. A license will be issued only for a specified location that has been approved as a gaming site by the Mississippi Commission prior to issuing a license. The Mississippi Act also requires that each officer or director of a gaming licensee, or other person who exercises a material degree of control over the licensee, must be found suitable by the Mississippi Commission. Any person who, directly or indirectly, or in association with others, acquires beneficial ownership of more than 5% of the common stock of any gaming enterprise must notify the Mississippi Commission of this acquisition and must be found suitable by the Mississippi Commission. The finding of suitability is comparable to licensing and both require submission of detailed personal financial information followed by a thorough investigation. In addition, the Mississippi Commission will not issue a license unless it is satisfied that the licensee is adequately financed or has a reasonable plan to finance its proposed operations from acceptable sources.

     Mississippi Gaming Corporation ("MGC") must obtain permits for each location it plans to operate as a gaming casino. MGC must obtain site approval from the Mississippi Gaming Commission and MGC must also obtain permits from such federal agencies as the U.S. Environmental Protection Agency, the Army Corps of Engineers and the United States Coast Guard. In addition, MGC must obtain permits from various agencies in the State of Mississippi including, but not limited to, the Department of Environmental Quality, and the Department of Marine Resources. MGC does not have a license to operate a casino in Mississippi or in any other jurisdiction and in addition, does not have a permit under the Rivers and Harbors Act from the Army Corps of Engineers. MGC obtained site plan approval from the Mississippi Gaming Commission on June 16, 1995. MGC has not obtained a permit under the Clean Water Act from the Army Corps of Engineers.

     Mr. Reddien and Ms. Vitale, directors of Casino World, Inc. and Mississippi Gaming Corporation were issued key person licenses by the Colorado Gaming Commission during 1994. Neither Casino World, Inc. or Mississippi Gaming Corporation presently intend to seek a gaming license in Colorado. The licensing of Mr. Reddien and Ms. Vitale in Colorado is expected to facilitate licensing of these individual directors by the Mississippi Gaming Commission. Mr. Bullock, President of Europa Cruises Corporation was elected to the Board of Directors of Casino World, Inc., and Mississippi Gaming Corporation in February 1996. Mr. Bullock is not licensed in any state.

     The political and regulatory environment in which the Company is and will be operated with respect to gaming activities is dynamic and rapidly changing. Existing operators often support legislation and litigation designed to make it more difficult or impossible for competition to develop and operate gaming facilities. This environment makes it impossible to predict the effects, including costs, that the adoption of and changes in gaming laws, rules and regulations and/or competition will have on proposed dockside gaming operations.


ITEM 2.  PROPERTIES

Offices/Operating Ports
- -----------------------

     The Company's headquarters are located in Madeira Beach, Florida. The Company's headquarters had been leased from Serco International, Ltd., a major stockholder of the Company. The lease provided for a monthly rental payment of $1,195 and expired on December 31, 1994. On or about May 30, 1994, the Company purchased the Madeira Beach office space from Serco for $105,000. The Company also leases office space in Diamondhead Mississippi for coordination of activities associated with the development of the Diamondhead Casino Resort.

     The Company leases additional office space and dockage at Madeira Beach, Ft. Myers Beach, and Miami Beach, Florida. The Company has two additional leases in the Madeira Beach area. The Madeira Beach additional office space lease is for thirteen months with an option to renew for one year; the Madeira Beach dockage lease is for three years commencing October 1994 with options to renew for two additional three-year periods. In December 1995 the Ft. Myers operations moved to a new port location, Snug Harbor. Snug Harbor's proximity to the gulf reduces travel time to and from international waters 15 minutes in each direction, resulting in an additional 30 minutes of gaming time on the vessel. The Snug Harbor lease in Ft. Myers is for five years commencing December 1, 1995 with the option to renew for three years. The lease for both office space and dockage facilities in Miami is for a period of five years commencing March 1, 1995, with the option to renew for two years.

Proposed Dockside Gaming Site
- -----------------------------

     In addition to the above Offices/Operating Ports, the Company's subsidiaries CWI and MGC have purchased the following dockside gaming site:

Diamondhead, Mississippi - On June 19, 1993, MGC exercised its option to purchase 404.5 acres of property at Diamondhead, Mississippi for $4,000,000. To complete the purchase of the Diamondhead property, MGC received a $2,000,000 loan from CAM that was collateralized by a first mortgage on the Diamondhead property. The first mortgage loan was payable interest only at 8% per annum for fifteen months and the full principal balance on the first mortgage loan was due and payable on June 30, 1995. As of June 30, 1995, the first mortgage was paid in full from proceeds of a bank loan. (See Liquidity and Capital Resources)

     In order to insure that MGC has adequate access to the proposed gaming site at Diamondhead, Mississippi, MGC acquired a 100-foot wide perpetual easement from an adjoining property owner on December 22, 1994. The cost of the easement was $60,000. MGC has the right to construct an asphalt roadway at its expense on the easement property. If construction of the roadway does not commence within seven years of the easement grant, the easement terminates and reverts to the Grantors.

     On February 1, 1996, MGC entered into a lease with the Hancock County Port and Harbor Commission to lease 10.15 acres of tidelands (bottomlands) and .1 acre of uplands. The bottomlands lease covers the area where the casino barges will be moored and the pier between the hotel and the casinos. The term of the lease is for five (5) years beginning 30 days after construction on the project commences. There are four five (5) year option renewal periods. The cost of the lease is $2,250,000 for the first five years of which $25,000 was paid on signing, and $95,000 is payable upon commencement of construction. Both payments are to be applied toward the lease payments which are $10,000 per month during construction and the remainder of the $2,250,000 will be amortized over the remainder of the lease after operation of the casino commences. Renewal options will be at a fair market value as defined under Mississippi Code Ann. Section 29-1-107(2)(b)(Supp. 1994) or as amended by subsequent legislation and adopted and published rules of the Secretary of State for the administration, control and leasing of public trust tidelands, as amended and revised. The lease is contingent on the project receiving all necessary approvals for construction.

     Application for environmental approvals for the construction of the project have been submitted. CWI/MGC is working closely with local, state and federal governmental agencies to acquire all necessary approvals. There can be no assurance that any or all necessary approvals will be forthcoming. Litigation brought by environmental groups opposed to further development of gaming in Mississippi may delay regulatory approvals and the issuance of permits necessary for the construction of a casino resort.

Biloxi, Mississippi - On May 27, 1994, the Company sold its Backbay Biloxi, Mississippi gaming site to the owners of the Imperial Palace Hotel and Casino, Las Vegas, Nevada for $6,150,000. The Company realized a pretax profit of approximately $2,253,000 from this transaction.

ITEM 3.  LEGAL PROCEEDINGS.

FLORIDA DEPARTMENT OF REVENUE TAX AUDIT
- ---------------------------------------

     On November 28, 1994, the Florida Department of Revenue issued to the Company, a Notice of Intent to make Sales and Use Tax Audit Changes to the Company for the period February 1, 1989 through June 30, 1994. The proposed audit Changes, including penalties and interest total $6,515,681. The Florida Department of Revenue seeks to assess sales tax on gaming revenue, passenger fares, the purchase, sale and lease of fixed assets, repairs, and other items.

     On June 28, 1989, the Department of Revenue issued Technical Assistance Advisement (TAA 89 (A) - 034) to Europa Cruise Line, Ltd. (the entity that is now known as Europa Cruises Corporation). This TAA appeared to resolve the admissions tax issue and the tax on purchases issued in favor of Europa. The Department revised this TAA in 1990, purporting to "clarify" that it had actually intended to conclude that the admissions tax was applicable. The revision did not revisit the tax on purchases. On April 21, 1995, the Assistant General Counsel for the Florida Department of Revenue issued a recommendation to the auditor responsible for the Europa sales tax assessments that the TAA issued on June 28, 1989, should be honored. Therefore, the Assistant General Counsel recommended that the assessment for Europa Cruise Line, Ltd., be eliminated for the period from June 28, 1989 to May 2, 1990. For the Period following May 2, 1990, the Company relies on Florida statutes that provide that vessels are not establishments subject to admission sales tax. The Assistant General Counsel further recommends that the TAA be honored for all purchases made by Europa Cruise Line, Ltd., if such purchases were for supplies appropriate to carry out the purposes for which the Vessel was designed. The recommendation is limited to assessments for Europa Cruise Line, Ltd. However, the Company intends to pursue the argument that the successor entities are entitled to the benefits of the TAA. The recommendation of General Counsel for the Department of Revenue regarding the TAA will reduce the sales tax assessment by the Department of Revenue. However, it is not possible for the Company to estimate the amount of the reduction in the sales tax assessment at this time. The Company strongly disagrees with the proposed Audit Changes and intends to vigorously contest the factual, statutory, and regulatory issues that form the basis for the proposed Audit Changes. The Company believes many of the proposed Audit Changes will be resolved in the Company's favor. However, the outcome of this matter is uncertain and if the Company is not successful in challenging the proposed Audit Changes by the Florida Department of Revenue, the additional Sales and Use Tax the Company will be required to pay would have a major substantial adverse impact on the Company's financial condition.

SEA LANE BAHAMAS LIMITED V. EUROPA CRUISES CORPORATION (United States District
- ------------------------------------------------------
Court for the Southern District of Florida)(Case No. 94-10004)

     In February, 1994, following attachment of one of the Company's vessels by Sea Lane Bahamas Limited, the Company entered into a partial settlement agreement with Sea Lane with respect to the Company's obligations under a Bareboat Charter Agreement. With respect to unpaid charterhire, the Company paid the sum of $250,000 to Sea Lane plus an additional $386,000 in monthly payments of $30,000 per month plus interest at the rate of six percent (6%) per annum fully paid as of December 31, 1995. The Company's liability, if any, for damages arising out of the condition of the EuropaJet upon its redelivery to Sea Lane remains in dispute. The Company believes its liability for required repairs and maintenance to the EuropaJet when the vessel was returned to Sea Lane is approximately $150,000. The Settlement Agreement provides that if the Company and Sea Lane are unable to settle this dispute with respect to the condition of the EuropaJet when it was redelivered to Sea Lane, the amount of the Company's remaining obligation to Sea Lane would be determined in binding arbitration.

     On or about September 26, 1994, Sea Lane filed a Petition to Compel Arbitration in the United States District Court for the Southern District of Florida seeking damages in excess of one million dollars. Sea Lane contends that it acquired the EuropaJet from Europa for nonpayment of amounts due on a charterhire agreement and that substantial expenses were incurred to make repairs for which Europa is responsible. The Petition requested that the court direct Europa to proceed to arbitration under the charterhire agreement. Europa objected to the demand for arbitration and denied that it owed the amount requested by Sea Lane. On or about April 10, 1995, the United States District Court entered an Order granting Sea Lane's Petition to Compel Arbitration. The parties have not selected arbitrators and no date for the arbitration has been set. On or about August 2, 1995, the EuropaJet sank off the coast of Florida in a hurricane. What, if any effect, this will have on the Petitioner's ability to prove alleged damages is unknown. An arbitration date is expected to be set in the near future.

WILLIAM POULOS, ET AL. V. AMBASSADOR CRUISE LINES, INC., ET AL.
- ---------------------------------------------------------------

(United States District Court, District of Nevada) (Case No. CV-S-95-936-LDG
(RLH)

     On or about November 29, 1994, William Poulos filed a class action lawsuit on behalf of himself and all others similarly situated against approximately thirty-three defendants, including Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc. in the United States District Court, Middle District of Florida, Orlando Division (Case No. 94-1259-CIV-ORL-22). Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc. were served with the Complaint on or about March 15, 1995. The suit was filed against the owners, operators and distributors of cruise ship casinos which utilized casino video poker machines and electronic slot machines. The Plaintiff alleges violation of the Federal Civil RICO statute, common law fraud and deceit, unjust enrichment and negligent misrepresentation. The plaintiff had filed a similar action against most major, land-based casino operators in the United States. The earlier action, which did not name the Company or any of its subsidiaries as defendants, was transferred from the U.S. District Court in Orlando, Florida to the U.S. District Court in Las Vegas, Nevada. The plaintiff contends in both actions that the defendant owners and operators of casinos, including cruise ship casinos, along with the distributors and manufacturers of video poker machines and electronic slot machines have engaged in a course of fraudulent and misleading conduct intended to induce people to play their machines based on a false understanding that the machines operate in a truly random fashion. The plaintiff alleges that these machines actually follow fixed, preordained sequences that are not random, but rather are both predictable and subject to manipulation by defendants and others. The plaintiff seeks damages in excess of $1 billion dollars against all defendants. Although this action is in the very early stages of litigation, management believes there is no support for plaintiff's factual claims and the Company intends to vigorously defend this lawsuit.

     On September 13, 1995, the United States District Court for the Middle District of Florida, Orlando Division, transferred the case pending in that Court against Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc. and other defendants to the United States District Court for the District of Nevada, Southern Division. Accordingly, the case against Europa and the other defendants in the cruise ship industry will be litigated and perhaps tried together with those cases now pending against the land-based casino operators and the manufacturers, assemblers and distributors of gaming equipment previously sued in federal court in Nevada. Management believes the Nevada forum provides a more favorable forum in which to litigate the issues raised in the Complaint. The Company is sharing the cost of litigation in this matter with other defendants.

GALVESTON INDEPENDENT SCHOOL DISTRICT, ET AL. V. EUROPA CRUISE LINES OF TEXAS,
- ------------------------------------------------------------------------------
INC. ET AL. (In the District Court of Galveston County, Texas (Case No.
- -----------
95TX0051)

     On or about January 31, 1995, the Galveston Independent School District filed a Petition in the District Court of Galveston County, Texas for ad valorem taxes allegedly due for the year 1990 in the principal amount of $211,470.00 and for interest and penalties in the amount of $177,634.80. The Company maintains that it is not liable for this alleged tax. The Company believes the tax is a tangible property tax which cannot be levied on a foreign flag vessel.

IN RE BURTON SECURITIES, S.A., DEBTOR/HARRELL Z. BROWNING, LIQUIDATING TRUSTEE
- ------------------------------------------------------------------------------
OF BURTON SECURITIES, S.A. V. EUROPA CRUISES CORPORATION (In the United States
- --------------------------------------------------------
Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (Case No. 94-2199-C).

     On June 17, 1994, Harrell Z. Browning, Liquidating Trustee under the Chapter 11 plan of Burton Securities, S.A., Debtor, entered into a binding Memorandum of Agreement with Europa Cruises Corporation providing for the purchase by Europa of the Panamanian-flag vessel M/V LE MISTRAL. Paragraph 4 of the Agreement gave Europa the right to terminate the Agreement in the event closing did not occur within sixty days from the date of the Agreement in which event, Europa would be entitled to receive a refund of its full escrow deposit in the amount of $85,000. Moreover, the Bankruptcy Court entered an Order on July 15, 1994, approving the terms and condition of the Memorandum of Agreement in all respects and specifically stating that "[i]f for any reason the closing [had] not taken place on or before August 16, 1994, Europa may, at its option, terminate the Europa Agreement and, in such event, the Trustee shall refund the entire escrow deposit plus any accrued interest to Europa and Europa shall have no obligation to the Trustee or the estate." The Trustee was notified on August 15, 1994, that Europa had determined to exercise its right to terminate the Agreement. Europa has attempted to obtain the return of its deposit from the Trustee who has refused to return same. On the contrary, on December 15, 1994, the Trustee filed an action against Europa for breach of contract seeking damages in excess of $750,000. The Company believes the agreement to purchase Le Mistral was properly terminated and that the Company is entitled to a full refund of its $85,000 deposit. Trial in the matter is set for May 2, 1996.

TURNER V. EUROPA CRUISES CORPORATION, ET AL. (In the Chancery Court of the State
- --------------------------------------------
of Delaware In and For New Castle County (Civil Action No. 14482)

     On or about August 15, 1995, Stephen M. Turner, former Chairman of the Board of Europa Cruises Corporation, filed suit in the Chancery Court of the State of Delaware in and for New Castle County, against Europa Cruises Corporation and its then-three Directors, Deborah A. Vitale, Ernst Walter and Lester Bullock. On or about September 1, 1995, Mr. Turner withdrew his claims against the individual Directors. Mr. Turner was seeking a declaratory judgment from the Court declaring him to be a member of the Board of Directors of Europa Cruises Corporation. The Board of Directors maintains that Mr. Turner unequivocally resigned on March 20, 1995 in the presence of four witnesses and that his actions immediately following his resignation confirm same. The Board of Directors maintains that Mr. Turner's attempt to unilaterally resurrect himself as a Director of the Company after having resigned was of no force and effect. Depositions were taken on or about September 26, 1995. Trial in the matter was scheduled for October 3, 1995. However, the parties agreed to a settlement under the terms of which Mr. Turner would receive $17,500. A written settlement agreement has not been signed to date.

                           LIBERIS-RELATED LITIGATION
                           --------------------------

The following litigation relates to Charles S. Liberis, the founder of the Company, a former Chairman of the Board of Directors, President, Director and Chief Operating Officer of the Company.

1.  LIBERIS V. EUROPA CRUISES CORPORATION (Court of Chancery of the State of
- -----------------------------------------
Delaware in and for New Castle County, C.A. 13103)

     On July 30, 1993, Charles S. Liberis attempted to exercise 1,417,500 Europa Common Stock options at $ .15625 per share. The Company refused Liberis' attempt to exercise these alleged options. On August 30, 1993, Liberis filed a Complaint for Specific Performance of Stock Options against the Company in the Court of Chancery of the State of Delaware in and for New Castle County. On or about October 7, 1993, the Company filed an Answer denying the substantive allegations of the Complaint and asserting counterclaims against Liberis for breach of fiduciary duties and mismanagement of corporate assets in connection with the purchase and sale of Europa's interest in Sea Lane Bahamas/Marne Delaware. On or about October 27, 1993, Liberis filed his reply to the counterclaims denying the substantive allegations of the counterclaims. On or about May 2, 1995, Liberis amended his Complaint seeking damages in the amount of $1,282,948.00 for Europa's refusal to allow Liberis to exercise his stock options.

     The case was tried from May 22, 1995 to May 25, 1995. On February 8, 1996, the Court entered a Memorandum Opinion in which it ruled, in pertinent part, that Liberis, who had filed suit to enforce an alleged stock option agreement to purchase 1,417,500 shares of stock at $.15625 per share, "ha[d] no right to enforce the alleged stock option agreement." The decision further requires Mr. Liberis to return 250,000 shares of common stock to the Company. A final Order is expected to be entered shortly. The decision in this case is expected to resolve certain issues raised in other cases filed by Mr. Liberis.

2. LIBERIS V. EUROPA CRUISES CORPORATION, CASINO WORLD, INC., CASINOS AUSTRIA
- -----------------------------------------------------------------------------
MARITIME CORPORATION (CAMC), SERCO INTERNATIONAL LIMITED, CHARLES H. REDDIEN,
- -----------------------------------------------------------------------------
STEPHEN M. TURNER, DEBORAH A. VITALE, WILLIAM A. HEROLD and SHARON E. PETTY (In
- ---------------------------------------------------------------------------
the Court of Chancery of the State of Delaware in and for New Castle County) (Case No. 12955)

     On April 22, 1993, Charles S. Liberis filed an action in the Court of Chancery of the State of Delaware in and for New Castle County against Europa and its subsidiary, Casino World, Inc. (CWI) and the above-named entities and directors of Europa. In the action, Liberis alleged a scheme on the part of CAMC and Serco acting with Petty, Reddien and others to seize control of Europa by changing the membership of the Board and transferring power to the directors nominated by Serco, an alleged entrenchment by that Board by means of a proposed issuance of Preferred Stock of Europa and an alleged scheme by that Board to entrench itself in Casino World, Inc. by spinning off CWI to the stockholders of Europa and selling 60% of CWI to outside investors and improper actions relating to the retention of the services of CAMC. Count I of the Complaint sought the removal of allegedly wrongfully elected directors and two officers and the reinstatement of Liberis as CEO. Counts II and III sought relief against the issuance of the Europa Preferred Stock. Count IV sought injunctive relief as to the proposed spinoff of CWI. Count V sought relief against CAMC and Serco for civil conspiracy. Liberis sought a preliminary injunction to enjoin three directors elected at Europa's Board meeting on December 12, 1992 from acting on behalf of Europa and CWI and to enjoin Reddien, the then Chief Executive Officer of both Europa and CWI from taking any action on behalf of those entities. On May 17, 1993, the Court denied Liberis' application for a preliminary injunction finding that Liberis had failed to establish a likelihood of success on the merits as well as irreparable harm that would result in the event an injunction were not entered.

     On March 25, 1996, an Order was entered dismissing this case as moot.

3.  LIBERIS V. STEVE TURNER, DEBORAH A. VITALE, WILLIAM A. HEROLD, ERNST G.
- ---------------------------------------------------------------------------
WALTER, SHARON E. PETTY, CHARLES H. REDDIEN, VICTOR B. GERSH, SERCO
- -------------------------------------------------------------------
INTERNATIONAL LIMITED, CASINOS AUSTRIA MARITIME CORPORATION (CAMC), and
- -----------------------------------------------------------------------
AUSTROINVEST INTERNATIONAL LIMITED (Circuit Court in and for Pinellas County,
- ----------------------------------
Florida)(Civil Action No. 93-001626-CI-008)

     On or about May 5, 1993, Liberis filed suit in the Circuit Court in and for Pinellas County, Florida (Case No. 93-001626-CI-008) for rescission, fraud and conspiracy. On or about August 4, 1993, Liberis filed an Amended Complaint, naming additional defendants and adding a count for defamation. Liberis alleges that the defendants conspired to defraud, coerce and trick Liberis into resigning his position as Chief Executive Officer and Chairman of the Board of Europa Cruises Corporation and defamed him. Liberis seeks compensatory, punitive, treble damages and attorneys' fees from the above-named defendants.

     The defendants filed a motion to stay the action on grounds that Liberis had filed a substantially similar action in the Court of Chancery of the State of Delaware in and for New Castle County, styled Liberis v. Reddien, et al.
                                                 --------------------------
(Civil Action No. 12955) and that any substantive issues decided in Delaware would be binding as to this case. On December 13, 1993, the Court entered an Order staying this action as to all parties until the cases of Liberis v.
                                                               ----------
Reddien, et al (Civil Action No. 12955) and Liberis v. Europa Cruises
- --------------                              -------------------------
Corporation (Civil Action No. 13103) pending in Delaware were dismissed or
- -----------
final judgment on the merits was entered with respect to all claims alleged in Count I of Civil Action No. 12955 and as to all claims in Civil Action No. 13103. Count I of Delaware Civil Action No. 12955 was for "Removal of Wrongfully Elected Directors and Officers and Reinstatement of Liberis" (against Europa and Director

Defendants). On March 25, 1996, the Court of Chancery of the State of Delaware in and for New Castle County entered an Order of Dismissal dismissing Liberis v.
                                                                      ----------
Reddien, et al.(Civil Action No. 12955) as moot.  On or about August 7, 1995,
- ---------------
the defendants agreed to lift the stay in the Pinellas County case for discovery purposes and for the purpose of finalizing the pleadings. No trial date has been set.

4. CHARLES S. LIBERIS, AS TRUSTEE OF THE CHARLES S. LIBERIS, P.A., PROFIT
- -------------------------------------------------------------------------
SHARING PLAN V. EUROPA CRUISES CORPORATION (In the Circuit Court in and for
- ------------------------------------------
Escambia County, Florida) (Case No. 93-1187-CA-01-J)

     In or about March, 1993, Charles S. Liberis, as Trustee of the Charles S. Liberis, P.A. Profit Sharing Plan, filed suit against Europa for amounts allegedly due from Europa in connection with a promissory note Liberis received from Europa in conjunction with a purported December 1990 transfer to Europa of Liberis' interest in Sea Lane. The Complaint alleges that a principal balance of approximately $141,000.00 is owed on the note. On or about April 9, 1996, the parties filed a Stipulation of Dismissal dismissing this case without prejudice on grounds that the action was moot.

5.  EUROPA CRUISES CORPORATION V. LIBERIS, et al. (In the United States District
- -------------------------------------------------
Court for the Northern District of Florida (Case No. 93-30158)

     On or about May 11, 1993, the Company filed an action in the Untied States District Court for the Northern District of Florida against Charles S. Liberis and one of the Company's former Chief Financial Officers, seeking compensatory and punitive damages. The Company and the former Chief Financial Officer involved have settled this and other disputes between them. The Company is seeking damages from Liberis for substantially the same events and transactions alleged in Europa's counterclaim in Delaware Case No. 13103. Liberis also filed a counterclaim requesting the same relief sought in Delaware Case No. 13103. Most of Europa's claims against Liberis and all of Liberis' pending claims against Europa in this case were the subject of Delaware Case No. 13103. Europa has also made a claim for securities fraud against Liberis in this Florida case which was not made in the Delaware case. On or about April 9, 1996, the parties filed a Stipulation of Dismissal of all claims and counterclaims as moot.

6.  LIBERIS V. EUROPA CRUISES CORPORATION (In the Court of Chancery of the State
- -----------------------------------------
of Delaware In and For New Castle County) (Civil Action No. 14889)

     On March 12, 1996, Charles S. Liberis filed Complaint Under 8 Delaware Code
Section 220 to inspect and/or copy the Company's shareholders' list and other materials, books and records of the Company and for attorneys fees incident to the action. On April 8, 1996, the Company filed an Answer denying that Mr. Liberis was entitled to inspect and/or copy the Company's shareholders' list and/or other materials, books and records of the Company. The Company maintains that Mr. Liberis is not entitled to the inspection sought inasmuch as he was not a shareholder of record at the time the request to inspect was made.

AUSTROINVEST INTERNATIONAL/SERCO INTERNATIONAL/ERNST WALTER
- -----------------------------------------------------------

     On or about June 26, 1995, Mr. Ernst G. Walter, a member of the Board of Directors, was arrested by agents of the U.S. government pursuant to an extradition warrant in connection with an on going criminal investigation involving the trading by Austroinvest International, Serco International and their affiliates in the securities of several companies including Europa Cruises Corporation. The Board of Directors, under the circumstances, requested Mr. Walter's resignation as a Director of the Company. Mr. Walter denied all allegations of wrong doing and declined to resign. On or about August 4, 1995, the U.S. District Court for the Middle District of Florida entered an order extraditing Mr. Walter. Mr. Walter resigned from the Board on November 6, 1995. Currently, Mr. Walter remains incarcerated in Austria.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDINGS


     No matters were submitted to a vote of security holders during the fourth quarter of 1995.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     The shares of the Company's Common Stock, $.001 par value (the "Common Stock") are traded on the over-the-counter market under the NASDAQ symbol KRUZ. The following table sets forth the high and low bid prices quotations of the Common Stock in each full quarter during the periods set forth. The over-the-counter quotations reflect inter-dealer prices without retail markup, markdown, or commission and may not represent actual transactions.


                          1995 Quarters             1994 Quarters
                          -------------             -------------
                          High      Low             High      Low
                          ----      ---             ----      ---

    First Quarter...      1-9/16    27/32           3-1/16    1-1/8
    Second Quarter..      1-3/4      5/8            2-13/16   1-3/4
    Third Quarter...      1-9/16    27/32           2-15/32   1-5/16
    Fourth Quarter..      1-3/16    21/32           1-3/4     1-1/8

     On March 29, 1996, there were 762 registered holders of record of the Common Stock. This number does not include an estimated 1,200 stockholders holding Europa Common Stock in "street" name.

     The Company has never paid a cash dividend on its Common Stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------
Passenger Fares, Gaming, Beverage, Meal and Subcharter Revenues
- ---------------------------------------------------------------

     The Company operated 2,267 cruises in 1995, as compared to 1,934 in 1994, an increase of 17%. The Company carried 323,270 passengers in 1995 as compared to 310,309 passengers in 1994, an increase of 4%. Per passenger revenue from operations in 1995 was $59.53 compared to $56.83 in 1994, an increase of 5%.

     In 1994, management concluded that the trend in the industry was to lower and or eliminate passenger fares to increase on-board revenues. In comparing the 1994 to 1995 operating results of the cruise division (excluding the non-operating gain on sale of land in 1994 of $2.2 million), the Company realized an overall increase of $1,608,653 in total cruise division revenue, even though the Company has decreases in fare revenues of approximately $1,842,000 which fare reductions were necessary to remain competitive and maintain market share. In 1995, the Company concentrated on decreasing operating expenses throughout the Company. Decreases came in Administrative and General, Advertising and Promotion and Other Operating Expenses. When comparing the results of the Cruise Division, revenues were up approximately 9% and the operating costs, excluding the cost of capital and unrelated expenses, were up 10%. The major increase in vessel operating expenses was due to the first full year of internalized casino operations. The cost cutting measures, seen in Administration and General, and Advertising and Promotion that were instituted during the last half of 1995 are projected to continue throughout 1996. A significant cost cutting measure was the Company internalizing its food operations in September 1995. Although there can be no assurances, management believes that these cost cutting measures will improve 1996 operating results. However, unforeseen factors, such as unanticipated labor costs increases or unanticipated litigation could cause actual results to differ from those projected.

     In March, 1995, the Company commenced operations from a new port in Miami Beach. To date operating results in Miami Beach have been disappointing. Historically, a new port takes between 18 months and two years to fully develop to its potential. The extremely poor results from the Miami Beach port are being carefully analyzed to determine the best course of action for the Company to take in 1996.

     Revenue from gaming operations increased by approximately $2.7 million or 31% in 1995 over 1994 due to the 4% increase in passengers carried and the 26% increase in per passenger casino revenues because of the Company's internalization of its casino operations.

     Revenue from passenger fares, meals and beverage sales decreased by $2.3 million or 28% in 1995 compared to 1994. The decrease is attributable to increased competition and the trend toward "no fares" amongst competitors.

     On August 26, 1994, the Company purchased a fourth day cruise vessel, the M/V Stardancer (See Item 1. Business). On November 2, 1994, the Company chartered the Stardancer through April 30, 1995. During 1994, the Company received $236,000 in charter fees and approximately $100,000 in management fees. From May to December 1995, the M/V Stardancer was chartered under bareboat charter agreements to unrelated third parties and is currently under charter through June 1996. During 1995, the Company received $1,015,174 in charter fees and $111,684 in net management fees.

     Prior to October 15, 1994, the casinos on board all of the Company's day cruises vessels were operated by Casinos Austria Maritime Corporation (CAMC), pursuant to a Gaming Concession Agreement. The Company terminated the Gaming Concession Agreement and entered into a Consulting Agreement with CAMC. Under the Consulting Agreement, the Company manages and operates all casinos on board the Company's vessels and CAMC's role is limited to providing consulting services through December 31, 1997. The Company pays Casinos Austria the greater of $37,500 per month or 3.5% of gross gaming revenues plus $140 per cruise for a purser. In 1994, the per passenger gross casino revenue was $43.83 compared to $38.77 in 1995 a 12% decrease.

Gain on Sale of Land
- --------------------

     On May 27, 1994, the Company sold its Backbay Biloxi, Mississippi gaming site to the owners of the Imperial Palace Hotel & Casino, Las Vegas, Nevada. The Company realized a net profit of $2,253,124 from this transaction.

Vessel Operating Expenses
- -------------------------

     Prior to 1995, drydocking costs were expensed evenly over the period to the next scheduled drydocking. Due to uncertainty in estimating the amount of future drydock costs, the Company believes that the deferral method is preferable and changed its method of accounting for drydocking costs during the fourth quarter of 1995. When incurred, drydock costs are deferred and amortized over the two to three year period to the next drydock. This change had the effect of reducing the 1995 net loss approximately $175,000 and of reducing the 1995 loss before cumulative effect of the change in accounting principle by approximately $40,000. The next scheduled drydock is set for August 1996. See note 1 to the financial statements.

     Vessel operating expenses increased by $2.4 million from a $3.0 million increase in casino expenses as a result of the internalization of casino operations and a decrease of $584,000 in operating costs for all other departments. The Company had vessel operating expenses, per cruise, of $6,111 in 1995 as compared to $5,909 in 1994, an increase of 3%.

Meal Costs
- ----------

     Beginning in September 1995, the Company internalized the meal service on all vessels. Meal costs were internalized because the Company believes it can provide meals on the vessel at a lower unit cost and allows the Company the flexibility to consider alternative meal prices in its marketing efforts to find the best complement of passenger fares to casino revenues.

     The 1995 meal costs per passenger were $8.45 compared to $9.31 for 1994, a decrease of 9%. The meal costs per passenger for the fourth quarter of 1995 was $6.93, as compared to $8.90, in 1994, a 22% decrease. This decrease is directly attributable to the Company internalizing the food service in September 1995. Although there can be no assurance, the Company anticipates continued reductions in the future. However, unforeseen factors, such as unanticipated labor costs, could cause actual results to differ from those projected.

Administrative and General Expenses
- -----------------------------------

     Administrative and general expenses decreased by approximately $373,000 primarily due to a decrease at the corporate level related to reductions in personnel and other operating costs.

ESOP Adjustment
- ---------------

     The 1995 loss includes a nonrecurring ESOP adjustment which decreased the net loss by $279,000. See notes 1 and 7 to the financial statements.

Advertising and Promotion
- -------------------------

     Advertising and promotion decreased by $183,000 reflecting decreased marketing costs principally in Miami to reduce Miami's overall operating costs as compared to the 1994 operating costs in Key West.

Depreciation
- ------------

     Depreciation and amortization increased approximately $472,000 in 1995 when compared to 1994. This increase results substantially from the Company operating four vessels for a full year in 1995 as compared to three vessels in 1994.

Fourth Quarter Results - 1994
- -----------------------------

     The Company reported a 1994 fourth quarter loss of approximately $1,622,000. Included in this fourth quarter loss was the effect of year end adjustments that reduced net income by approximately $1,600,000. These adjustments related principally to the carrying amount of certain assets, expense accruals and common stock transactions associated with prior quarters of 1994. Fourth quarter results excluding the $1,600,000 adjustments would have been a loss of $22,000.

     The fourth quarter adjustments were primarily related to normal and recurring adjustments that were omitted in the prior quarter as a result of a change in financial personnel. The Company has taken steps to prevent the omission of these types of adjusting items in future quarterly results.

Liquidity and Capital Resources
- -------------------------------

     The Company's working capital deficiency is $1.6 million compared to a deficiency of $2.5 million on December 31, 1994.

     From August to October 1996, the Company will be required to drydock certain of its vessels. The minimum cost of drydock is estimated to be between $100,000 and $300,000. These capital costs are not expected to be funded from operations and the Company is currently seeking financing to cover this cost.

     During 1995, the Company's operating activities used cash of approximately $625,000, compared to $778,000 for 1994. The $153,000 decrease was principally attributable to the increased operating loss of approximately $613,000 (exclusive of the 1994 gain on sale of land of approximately $2.3 million and the cumulative effect of the 1995 change in drydock accounting), cash used by increases in accounts receivable, decreases in accounts payable and accrued expenses, and a decrease in unearned cruise revenues, partially offset by decreases in prepaids and other and by increased depreciation and amortization.

     Investing activities (principally vessel and lease hold improvements and dockside gaming developments costs) required cash of $1.1 million in 1995.

     On May 23, 1995, the Company received a 11.35 % term loan of $6,446,332 from First Union National Bank of Florida. Proceeds from the loan were used to pay off substantially all of the Company's debt except the capital equipment lease with Casinos Austria. The term loan agreement requires monthly payments of approximately $102,000, including interest, through 2003. The loan is collateralized by vessel mortgages and security interest in accounts receivable, inventories, equipment and intangibles. The Company entered into an interest rate swap agreement with First Union to cap the rate on this loan at 11.35%.

     In August 1995, Service America, Inc., the Company's then food vendor demanded payment of all payables then due in the approximate amount of $1.2 million and seized three of the Company's vessels to secure payment of same. On August 21, 1995, the Company borrowed $1.2 million from First Union National Bank of Florida and used the proceeds to pay the outstanding payable. The $1.2 million initially matured September 1, 1996 and has been extended to January 31, 1997.

     As of December 31, 1995, the Company was not in compliance with its tangible net worth and cash flow covenants as required under the loan with First Union National Bank of Florida. First Union waived the Company's default through December 31, 1996 by deferring compliance with the cash flow covenant requirement and reducing the tangible net worth requirement.

     Management's plan for improved 1996 results include cost reductions, debt repayments and or restructuring and close scrutiny of monthly operating results to ensure that performance criteria are met.

Cost Reductions
- ---------------

     Professional service costs, primarily legal fees, were approximately $1 million. The majority of the litigation that caused these costs have been resolved. Management believes that the resolution of certain litigation coupled with the Chairman of the Boards containment of attorneys' time due to her review and supervision of their work, is expected to result in significantly reduced professional fees in 1996. Annual savings are estimated to be approximately $600,000.

     Operating results in Miami Beach are negative. Miami Beach lost $198,000 in the first two months of 1996. The Company recently deployed marketing and sales representatives from its other ports to Miami Beach for the express purpose of quickly increasing, to the extent possible, passenger loads in Miami Beach. The Company believes that this effort was successful and will repeat the approach again in Miami Beach in the near future.

Debt Repayment and Restructuring
- --------------------------------

     Significant efforts are being made to fund the $1.2 million due First Union on January 31, 1997:

     An unrelated third-party has issued to the Company a non-binding letter of intent to purchase the vessel, the Europa Sun for $3 million subject to successful completion of a marine survey. The survey is complete and the parties are in final negotiation of terms. To the extent final terms cannot be successfully negotiated, the Company has been contacted by another potential unrelated third-party purchaser for the vessel.

     In November 1995 a third party defaulted under a letter of intent to purchase the Europa Sun forfeiting a $25,000 non-refundable deposit to the Company.

     The Company is in contact with several investment banking firms interested in pursuing financing for the Diamondhead casino resort and in funding short-term cash needs for the Company up to $2 million. Terms are currently being discussed - however no due diligence has been made. Therefore, there can be no assurance these funds will be made available.

     Management believes that close scrutiny of operating costs coupled with outside funding and asset sales will provide the cash flow necessary to meet its cash flow needs and comply with the First Union loan covenants in 1996.

     In March 1996, the Company subscribed for $500,000 net of offering costs, in a Regulation S offering.

     On August 26, 1994, the Company purchased a fourth cruise vessel for a $3,500,000 purchase price consisting of $982,548 in cash, mortgages payable of $1,017,452 and 1,200,000 shares of common stock valued at $1,500,000. The 1,200,000 shares are to be sold pursuant to a Registration Statement initially filed on January 31, 1995 with the U.S. Securities and Exchange Commission on Form S-2. As of the date of this Report the S-2 Registration Statement is not effective. The value attributed to such shares by the Company and Lagoon Cruise Line, Inc. ("Lagoon") at the time the vessel Stardancer was purchased was $1.25 per share. Europa has guaranteed to Lagoon that the gross selling price received by Lagoon in the aggregate for all sales of Stock (as "Stock" is defined below) during a period of nine (9) months from the effective date of the registration statement (the "Selling Period"), plus the value of the Stock not sold by Lagoon upon expiration of the Selling Period, ("Remaining Stock") shall not be less than One Million Five Hundred Thousand Dollars ($1,500,000). For this purpose, the term "Stock" includes the 1,200,000 Shares of Common Stock in Europa offered by Lagoon and all shares of Common Stock of Casino World, Inc. when and if distributed to shareholders of Europa. At the end of the Selling Period, the Remaining Stock shall be valued at an amount equal to the average price as reported in the Wall Street Journal at which such
                                              -------------------
shares were traded on the NASDAQ Market System or as reported by any other stock quotation system for the immediately preceding five business days. If the value of said Remaining Stock plus the gross selling price for all Stock sold by Lagoon during the Selling Period is less than $1,500,000, then, within thirty
(30) days after the expiration of the Selling Period, Europa is obligated to pay to Lagoon, the difference, if any, between $1,500,000 and the combined amount of the gross selling price of Stock sold plus the value of the Remaining Stock. If the value of said Remaining Stock plus the gross selling price for all Stock sold by Lagoon during the Selling Period is equal to or greater than $1,500,000, no further amounts are due from Europa to Lagoon under the Guaranty. As of December 31, 1995, the fair market value of the 1,200,000 shares of Europa
Common Stock held by Lagoon was approximately $825,000.   As of March 29, 1996,
the fair market value of the 1,200,000 shares of Europa Common Stock held by
Lagoon was approximately $900,000.   The Company may be required to pay a
significant amount of cash to Lagoon in satisfaction of the Guaranty.

     On November 28, 1994, the Florida Department of Revenue (DOR) issued to the Company a Notice of Intent to make Sales and Use Tax Audit Changes for the period February 1, 1989 through June 30, 1994. The proposed audit changes, including penalties and interest total approximately $6.6 million. The DOR seeks to assess sales tax on gaming revenue, passenger fares, the purchase and sale of leased fixed assets, repairs and other items. The Company strongly disagrees with the proposed audit changes and intends to vigorously contest the factual, statutory, and regulatory issues that form the basis for the proposed audit changes. However, if the Company is not successful in challenging the proposed audit changes, the additional tax, the Company would be required to pay, would have a major substantial adverse impact on the Company's financial condition.

Future Accounting Changes
- -------------------------

The Company is required to adopt the provisions of FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1996. Management does not expect that the adoption of FASB No. 121 will have a material effect on the carrying value of the Company's long lived assets.

The Company does not presently intend to adopt in 1996 the fair value based method as encouraged by FASB No. 123 "Accounting for Stock-Based Compensation". Accordingly, there will be no effect to the financial statements.

ITEM 7.  FINANCIAL STATEMENTS

     The consolidated financial statements and notes thereto are included herein beginning at page F-1.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS.  COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

Directors and Executive Officers
- --------------------------------

     The directors and executive officers of the Company are as follows:


                   NAME                   AGE      YEAR FIRST DIRECTOR
                   ----                   ---      -------------------
             Lester E. Bullock            41             1995

             Deborah A. Vitale            45             1992

             Piers Hedley                 39             1995

             Charles H. Reddien           51             1992

             Ernst G. Walter              48             1992

             Chuck Kleim                  60

             Debra Gladstone              41


Lester E. Bullock has served as President of the Company since July 18, 1994, and served as a director of the Company since March 1995. From January 1994 to June 1994, Mr. Bullock was Vice President of Operations at the Company. From January 1, 1992 through December 31, 1993, Mr. Bullock was General Manager of the Company and was responsible for all port operations. In 1991, Mr. Bullock was Casino Pit Manager in Ft. Myers, Florida for Casinos Austria Maritime Corporation. From 1989 to 1990, Mr. Bullock was General Manager of the Sonesta Beach Resort and Crystal Casino in Oranjestead, Aruba. From 1984 through 1989, Mr. Bullock held various managerial and administrative positions at the Tropicana Resort and Casino in Las Vegas, Nevada and the Dunes Hotel Casino and Country Club in Las Vegas, Nevada. Mr. Bullock received a B.S. in Business, from Arizona State University in 1974.

Debra A. Vitale is Chairman of the Board of Directors and Secretary of the Company. Ms. Vitale is an attorney currently engaged in the private practice of law in Washington, D.C., Maryland and Virginia. Ms. Vitale was a partner in the firm of Miller & Vitale, P.C. from November 1990 to September 1992. From 1986 to 1990, Ms. Vitale was of Counsel to the firm of Jacobi & Miller in Alexandria, Virginia. Ms. Vitale has, in the past, served as a staff attorney at the Federal Communications Commission and has served as Listing Official for the Environmental Protection Agency.

Piers Hedley has served as a Director of the Company since November 1995. Mr. Hedley is an Executive Managing Director of the investment banking firm of Peerless Associates Limited in Europe.

From 1991 to 1994, Mr. Hedley served as the Managing Director of the U.K. investment banking firm, Multinational Capitol Services Limited.

Charles H. Reddien, has served as President and Chairman of the Board of Casino World, Inc. and Mississippi Gaming Corporations since March 7, 1993. Mr. Reddien served as President and Chief Executive Officer and Chairman of the Board of Directors of Europa Cruises Corporation from December 14, 1992 until July 18, 1994. Mr. Reddien served as the managing Partner, President and a Director of Somerset Group Ltd., a private investment banking company, from November 1988 until December 1992. Mr. Reddien worked as a consultant to worldwide casino operator, Casinos Austria International. Mr. Reddien served as Vice President, Secretary and Director of Casinos America Corporation, a subsidiary of Casinos Austria Holding Company, from inception until October 1992. Mr. Reddien is an attorney licensed to practice law in California and Colorado. Mr. Reddien holds a key-gaming license in Colorado. Mr. Reddien resigned from the Board of Europa Cruises Corporation in July 1994.

Ernst G. Walter - Dr. Walter was a Director of the Company from 1992 to November 6, 1995. From August 1993 through January 1994, Dr. Walter served as Chief Financial Officer of the Company. Dr. Walter has been President and Director of Serco since 1990 and Director of Serco Finanzbeteiligung und Beratungs Gesellschaft M.B.H., Vienna and Klagenfurt, Austria since 1975, where was engaged in providing financing and investment advice.

On or about June 26, 1995, Mr. Ernst G. Walter was arrested by agents of the U.S. government pursuant to an extradition request filed by the Austrian government. The Austrian government requested extradition in connection with an ongoing criminal investigation involving the trading by Austoinvest International, Serco International and their affiliates in the securities of several companies including Europa Cruises Corporation. The Board of Directors, under the circumstances, requested Mr. Walter's resignation as a Director of the Company. Mr. Walter denied all allegations of wrong doing and declined to resign. On or about August 4, 1995, the U.S. District Court for the Middle District of Florida entered an order extraditing Mr. Walter. Mr. Walter resigned from the Board on November 6, 1995.

Debra L. Gladstone, CPA, joined the Company in September 1995 as Chief Financial Officer. From July 1993 to September 1995 Ms. Gladstone was a Senior Manager/Partner in the international accounting firm of, BDO Seidman, LLP. From April 1992 to July 1993, Ms. Gladstone worked as a staff accountant in the Division of Corporation Finance at the Securities and Exchange Commission Headquarters in Washington, D.C.. Prior to April 1992, Ms. Gladstone was a Senior Manager in a publicly held conglomerate, the Henley Group, Inc. and started her accounting career in 1982 with the public accounting firm of, Arthur Andersen & Company.

Charles M. Kleim, Mr. Kleim was Chief Financial Officer of the Company from October 1994 to September 1995. From September 1991 through October 1994, Mr. Kleim was Controller of Life Sciences, Inc., a publicly-held manufacturer of biochemical products and enzymes. From December 1989 through September 1991, Mr. Kleim was self-employed as a certified public accountant in Hobart, Indiana.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
- --------------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the SEC) and the National Association of Securities Dealers. Such officers, directors and ten percent (10%) shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file.

     Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that, during the year ended December 31, 1995, all Section 16(a) filing requirements applicable to its officers, directors and ten percent (10%) shareholders were complied with except for the late filing in 1995 by Mr. Hedley and Ms. Gladstone of their Form 3, Initial Statement of Beneficial Ownership of Securities.


ITEM 10.  EXECUTIVE COMPENSATION

     Through December 31, 1995, Mr. Bullock received approximately $100,000 in salary, and $29,500 in bonuses.

     Through December 31, 1995, Mr. Reddien received approximately $125,000 in salary from Europa and Casino World, Inc., a wholly-owned subsidiary of Europa.

     During 1994 directors did not receive compensation for serving on Europa's Board of Directors. Commencing January 1, 1995, non-employee directors of Europa Cruises Corporation will be paid $1,500 per month for serving as a director of the Company.

     The following table provides information concerning the compensation of the named executive officers of the Company and its wholly-owned subsidiaries.


                                        ANNUAL                   LONG TERM
                                     COMPENSATION              COMPENSATION
        NAME AND                   -----------------             NUMBER OF
       PRINCIPAL           FISCAL                                 OPTIONS       ALL OTHER
        POSITION            YEAR       SALARY       BONUS         GRANTED      COMPENSATION
  ------------------       ------      ------       -----         -------      ------------

Lester E. Bullock(1)        1995      $100,000     $29,500         None            None
President and Director      1994        85,352      16,500        100,000        $2,100 (3)
                            1993        45,000       9,798         None            None
                            1992        11,685        None         50,000          None

Charles H. Reddien(1)       1995       125,000        None         None            None
President, CEO, and         1994       125,000        None        100,000        $  216 (2)
 Chairman                   1993       125,000        None         None          $  216 (2)
                            1992         7,211        None         None            None


- ----------------------------
(1) On July 18, 1994, Mr. Bullock became President of the Company and Mr. Reddien resigned as President and Chief Executive Officer of the Company. Mr. Reddien remained President of Casino World, Inc. and Mississippi Gaming Corporation, wholly-owned subsidiaries of the Company.
(2) Includes insurance premiums paid by the Company on a policy in excess of $50,000.
(3)  Automobile allowance

Stock Options
- -------------

     The Company's 1988 Stock Option Plan (the "Plan") was adopted by the Board of Directors and approved by the stockholders of the Company on December 19, 1988. The purpose of the Plan is to assist the Company and its subsidiaries to retain the services of and to motivate selected key management employees by providing the opportunity for such personnel to acquire a proprietary interest in the Company and thus share in its growth and success. A total of 1,000,000 shares of Common Stock are reserved for issuance under the Plan. The Plan provides for the granting of non-qualified stock options and "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986 to any employee, officer or director of the Company and its subsidiaries (any company in which the Company owns, directly or indirectly, stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock). A committee of two (2) members of the Company's Board of Directors (the "Committee") administers the Plan. The Committee designates optionees, the exercise price of options, which may not be less than 100% of the market value of the shares on the date of grants, the date of grant and the period of the option, which may not be longer than ten (10) years from the date of grant.

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

     The right of an optionee or optionee's successor in interest to exercise an option granted under the Plan following the termination of employment of, or the death of, an optionee is dependent upon the circumstances relating to the optionee's termination of employment. Upon the termination of employment of an optionee who is disabled (as defined in the Plan), such optionee may exercise any option Which was exercisable on the date of the termination, within the earlier of three (3) years from termination or the original expiration date of the option. In the event of an optionee's death during the course of employment or within three years following the date of termination of employment (by an optionee that was not disabled), any option that was exercisable on the date of death may be exercised until the earlier of one year following the date of death, or the original expiration date of the option. If an optionee's employment is terminated for cause, any option previously granted shall terminate and may not be exercised following the date of such termination of employment. Upon the termination of employment of an optionee for reasons other than retirement, disability, death or cause, the optionee may exercise any option that was exercisable on the date of termination of employment within three months following termination of employment or such additional period as the Board may determine but in no event later than the original expiration date of the option.

     During 1995, no options of Europa Cruises Corporation Common Stock par value $.001 were granted to the Officers or Board of Directors of the Company.




     As of March 29, 1996, a total of 1,180,000 options were outstanding.

     On April 28, 1989, immediately prior to the Company's filing a registration statement with the Securities and Exchange Commission in connection with its original public offering, the underwriter required Mr. Liberis, the then President and Chief Executive Officer of the Company and Mr. Krick, the then Vice President of the Company, to cancel, for no consideration, 1,575,000 shares of Common Stock of the Company owned by them. Mr. Liberis and Mr. Krick were issued such shares for an aggregate of $1,575 or $.001 per share, in connection with the organization of the Company in 1988. In addition, the underwriter required Mr. Liberis to place 1,125,000 shares in escrow which were to be released to Mr. Liberis if the Company earned $1,000,000 before taxes and extraordinary items in 1989 (such amount was not earned and the shares were returned to the Company). On August 29, 1989, Mr. Liberis reached an agreement with the Board of Directors and the underwriter for the issuance of non-qualified options to purchase up to 1,417,500 shares of the Company's Common Stock at $1.40625 per share, the market price of the Common Stock on the date of grant. The options vested based on tenure and performance with options on 360,000 shares vesting upon two (2) years of service with the Company, and options on 180,000 and 877,500 shares vesting upon the Company realizing $1,200,000 and $1,500,000 respectively, of income before income taxes and extraordinary items over any four (4) consecutive calendar quarters during the option period which expires on August 29, 1999. Of such options, 540,000 had vested as of December 31, 1991. No additional options vested during 1992. On December 28, 1990, Mr. Liberis contends that the Board of Directors cancelled the above mentioned options together with all other outstanding options and issued replacement options at the then closing bid price of $.15625. The term and conditions of the replacement option remained the same as the original issuances. The December 28, 1990 Board Meeting at which the repricing of these options allegedly took place was the subject of litigation between Mr. Liberis and the Company. See LIBERIS V. EUROPA CRUISES CORPORATION (Court of Chancery of the State of Delaware in and for New Castle County, C.A. 13103) at ITEM 3. LEGAL PROCEEDINGS.

     The case was tried from May 22, 1995 to May 25, 1995. On February 8, 1996, the Court entered a Memorandum Opinion in which it ruled, in pertinent part, that Liberis, who had filed suit to enforce and alleged stock option agreement to purchase 1,417,500 shares of stock at $.15625 per share, "ha[d] no right to enforce the alleged stock option agreement." The decision further requires Mr. Liberis to return 250,000 shares of common stock to the Company. A final Order is expected to be entered shortly. The decision in this case is expected to resolve certain issues raised in other cases filed by Mr. Liberis. See "ITEM 3. LEGAL PROCEEDINGS."

     On March 30, 1990, the Company issued to Mr. Liberis and Harlan Allen, Jr., a former officer and director, options to acquire 250,000 shares each of Common Stock at $1.50 per share each in connection with their purchase from the Company of its twenty percent (20%) interest in Sea Lane and Marne. Mr. Liberis and Mr. Allen contend these options were cancelled effective December 31, 1990, in connection with the recision of the sale of the interest in Sea Lane and Marne and options of the like amount at $.16 per share were granted to replace those granted on December 30, 1990. These options were exercised by Mr. Liberis and Mr. Allen during the year ended December 31, 1992. The repricing of these options and the recision of the sale to Liberis and Allen of the Company's interest in Marne were the subjects of litigation between Mr. Liberis, and the Company. The dispute between the Company and Allen has been settled. See "ITEM
3. LEGAL PROCEEDINGS."

     In connection with a settlement agreement between Mr. Liberis, the previous President and Chief Executive Officer of the Company and Serco, a major shareholder dated December 2, 1992, the exercise price of the remaining options held by Mr. Liberis was repriced at $1.50 per share. In addition, Mr. Liberis was granted an option to purchase 200,000 shares at a price of $5.00 per share. As of March 31, 1995, 1,617,500 of such options had not been exercised. An attempt by Mr. Liberis to exercise 1,417,500 options at $.15625 per share was refused by the Company. See "ITEM 3. LEGAL PROCEEDINGS."

Aggregate Fiscal Year-End Option Value Table. The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of the end of 1995.


                                                 VALUE OF
                           NUMBER OF           UNEXERCISED
                      UNEXERCISED OPTIONS      IN-THE-MONEY
                     AT 1995 FISCAL YEAR-    OPTIONS AT 1995
                              END            FISCAL YEAR END
                        EXERCISABLE (E)       EXERCISABLE (E)
       NAME            UNEXERCISABLE (U)     UNEXERCISABLE (U)
- -------------------  ----------------------  -----------------


Lester E. Bullock         130,000 (E)            $  0 (E)
                          20,000 (U)             $  0 (U)

Deborah A. Vitale        200,000 (E)             $  0 (E)

Ernst G. Walter          200,000 (E)             $  0 (E)

Charles Reddien          100,000 (E)             $  0 (E)

Sharon Petty              60,000 (E)             $  0 (E)

Stephen Turner           200,000 (E)             $  0 (E)


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The only persons who owned of record or were known by the Company to own beneficially on March 15, 1996, more than five percent (5%) of the outstanding shares of Common Stock of the

Company, each officer and director and the ownership by all directors and officers as a group were as follows:

                                 NUMBER OF SHARES
       NAME & ADDRESS                 OWNED         PERCENT (1)
- ---------------------------     -----------------  ------------
Serco International Limited        3,291,334 (2)       12.76%
P.O. Box - CB 12765
Nassau, Bahamas

Austroinvest International         3,291,334 (2)       12.76%
P.O. Box - CB 12765
Nassau, Bahamas

Gaming Invest Corporation          3,291,334 (2)       12.76%
P.O. Box - CB 12765
Nassau, Bahamas

Europa Cruises Corporation         4,750,000 (3)       18.4%
Employee Stock Ownership
Plan-Trust Agreement
150 153rd Avenue East,
Madeira Beach, FL  33708

Lagoon Cruise Line Inc.            1,200,000 (4)       4.65%
2200 Nelson Street
Panama City, FL 32402

Lester E. Bullock                   130,000 (5)          *
150 - 153rd Ave.
Madeira Beach, FL  33708

Deborah A. Vitale, Esq.             203,500 (5)          *
1013 Princess Street
Alexandria, VA 22314

Charles H. Reddien                  100,000 (5)          *
150 - 153rd Ave.
Madeira Beach, FL 33708

Sharon E. Petty                      60,000 (5)          *
Vicksburg, MS

Ernst G. Walter                   3,291,334 (2)       12.76%
150 153rd Ave E,
Madeira Beach, FL 33708

All directors and officers as
a group (3 persons)               5,183,500           20.0%


* Less than one percent (1%)

- ---------------------------------------
(1) Common Stock and Preferred Stock amounts have been combined for the purpose of calculating percentages.

(2) Includes 926,000 shares of Series S Preferred Stock, 900,000 shares of Series S-NR Preferred Stock, 1,265,334 shares of Common Stock and 200,000 shares of Common Stock underlying options Dr. Walter has the current right to acquire pursuant to exercise of stock options.
(3) The initial trustees of the Europa Cruises Corporation Employee Stock Ownership Plan, Trust Agreement ("ESOP") were Deborah A. Vitale, Esq., a director of the Company, Stephen M. Turner, a former director of the Company and Victor B. Gersh, Esq., (deceased) Counsel to the Company, On or about March 31, 1995, Lester E. Bullock, President and director of the Company was selected by the Board of Directors as a Trustee replacing Stephen M. Turner. The ESOP was established on August 18, 1994. The participants in the ESOP are entitled to direct the Trustees as to the manner in which the stock of the Company allocated to their accounts in ESOP is to be voted. Un-allocated shares are voted by the Trustees. There are no restrictions or agreements among the Trustees with respect to the voting of ESOP shares. As of March 15, 1996, 250,000 shares of Common Stock have been allocated to participants in the ESOP.
(4) Represents 1,200,000 shares of Common Stock beneficially owned by Lagoon Cruise Line, Inc. ("Lagoon") issued by the Company in connection with the purchase of the vessel Stardancer.
(5) Includes shares underlying options for Common Stock exercised or exercisable within the next sixty days.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1994, the Company leased office space from Serco America, an affiliate of Serco International, Ltd., a major shareholder of the Company. Such rent aggregated $5,900 in 1994, for approximately 2,500 square feet of space. On or about May 30, 1994, the Company purchased 1,500 square feet of office space from Serco America for $105,000.

     The Board of Directors of Casino World, Inc. has granted options to purchase common shares of CWI to the following current and former officers and directors of CWI, exercisable at $1.00 per share with an expiration date of March 1997:


                    NAME                  NUMBER OF OPTIONS
                 ----------               -----------------
                 Charles H. Reddien            150,000

                 Sharon E. Petty               100,000

                 Peter Booth                    75,000

                 Darryl LaPointe                75,000

                 Charles S. Liberis            150,000

                 William A. Herold              75,000

                 Stephen M. Turner              75,000

                 Deborah A. Vitale              75,000

     On August 18, 1994, the Company established the Europa Cruises Corporation Employee Stock Ownership Plan (the ESOP). This ESOP, which is intended to be a qualified retirement plan under the provisions of Section 401(a) of the Internal Revenue Code and an employee stock ownership plan within the meaning of Section 4975(e)(7) of the Internal Revenue Code, was established primarily to invest in stock of the Company. All employees as of December 31, 1994 and subsequent new employees having completed 1000 hours of service during the calendar year of 1995 are eligible to participate in the ESOP. The Company also established a trust called the Europa Cruises Corporation Employee Stock Ownership Plan, Trust Agreement to serve as the funding vehicle for the ESOP. The Trustees of this trust were initially Deborah A. Vitale, Esq., Stephen M. Turner and Victor B. Gersh, Esq. On or about March 31, 1995 the Board of Directors of the Company designated Lester E. Bullock as Trustee in place of Stephen M. Turner. Victor B. Gersh was automatically removed as a Trustee in 1995 as a result of his passing away in June 1995. As of March 31, 1996, 250,000 shares of Common Stock have been allocated to participants in the ESOP. Un-allocated shares are voted by the Trustees. There is no agreement among the Trustees or restrictions on the Trustees with respect to voting un-allocated shares. See ITEM 11 -"SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

     On August 21, 1994, the Company loaned $4,275,000 to the ESOP in exchange for a ten-year promissory note bearing interest at eight percent per annum. On August 24, 1994, the ESOP purchased 2,880,000 shares of the Company's Common Stock with the proceeds of the loan. On August 25, 1994 the Company loaned an additional $3,180,000 to the ESOP in exchange for a ten year promissory note bearing interest at eight percent per annum. On August 26, 1994, the ESOP purchased an additional 2,120,000 shares of the Company's Common Stock with the proceeds of the loan. The shares of common stock are pledged to the Company as security for the loans. The promissory notes will be repaid with the proceeds of annual contributions made by the Company to the ESOP. In April of 1995, the Company agreed to extend the maturity of the loans to twenty years.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 10-KSB

Exhibits
- --------

  (a)    3(a)(i)  Certificate of Incorporation of the Company.

         (ii)     Amendment to Certificate of Incorporation of the Company.


  (a)    3(b)     By-laws of the Company.

  (g)    4.1      Subscription and Investment Agreement between Europa Cruises
                  Corporation and Lagoon Cruise Line, Inc. dated August 26,
                  1994.

  (g)    4.2      Warrant Agreement between Europa Cruises and FLC Holding Corp dated July 8, 1992.

  (g)    4.2.1    Consent and Amendment of Credit Agreement Note and Warrant by
                  and among FLC Holding Corp. ("FLC"), EuropaSky Corporation
                  ("EuropaSky"), Europa Cruises Corporation and Casino World,
                  Inc. ("Casino"), dated May 27, 1993 without Exhibits.

  (g)    4.3      Warrant Agreement between Europa Cruises Corporation and The
                  Stuart-James Company Incorporated dated June 29, 1989.

  (g)    4.3.1    Warrant Certificates and Assignments for 125,520 shares and
                  17,000 shares registered in the name of Marc N. Geman dated
                  June 22, 1994.

  (g)    4.3.2    Motion to Approve Settlement Agreement Among Trustee, Marc N.
                  Geman and Chatfield Dean & Co., Inc. dated October 8, 1993 with Settlement Agreement dated October 6, 1993 attached.

  (g)    4.3.4    Order Approving Settlement Agreement Among Trustee, Marc N.
                  Geman and Chatfield Dean & Co., Inc.

  (g)     4.3.5   Agreement between Marc N. Geman and Europa Cruises Corporation dated June 15, 1993.

  (g)     4.4     Convertible Promissory Note between Europa Cruises
                  Corporation and Serco International Ltd. dated November 11,
                  1993:  Transfer by Serco International Ltd. to Gaming
                  Invest Corp. and election to convert Promissory Note by Gaming-Invest Corp.

  (g)     10.1    Consulting Agreement between Europa Cruises Corporation and
                  Casinos Austria Maritime Corporation dated September 16,
                  1994.

  (g)     10.1.1  Equipment Lease between Europa Cruises Corporation and Casinos
                  Austria Maritime Corporation dated October 13, 1994.

  (g)     10.1.2  Promissory Note payable to Casinos Austria Maritime
                  Corporation dated December 30, 1994, and Second Naval Mortgage on the M/V Stardancer.

  (g)     10.1.3  Subordination Agreement between Lagoon Cruise Line, Inc.,
                  Europa Stardancer Incorporation and Casinos Austria Maritime Corporation.

  (a)     10(d)   The Company's 1988 Stock Option Plan.

  (b)     10(e)   Standard Bareboat Charter Agreement, dated August, 1989,
                  between Sea Lanes Bahamas Limited and Europa Cruise Lines,
                  Ltd.

  (c)     10(f)   Service Agreement, dated April 12, 1991, between Service
                  America Corporation and Europa Cruise Lines.

  (c)     10(g)   Lease Agreement, dated June 30, 1991, between Palm Grove
                  Marina, Inc., and Europa Cruises of Florida 1, Inc.

  (c)     10(h)   Memorandum of Agreement for lease, dated March 29, 1992,
                  between Durwood Dunn and Mississippi Gaming Corporation.

  (c)     10(i)   Lease Agreement, dated January 29, 1992, between Claiborne
                  County, Mississippi Port Commission and Mississippi Gaming
                  Corporation.

  (c)     10(j)   Contract of Sale, dated February 21, 1992, between Ferry
                  Binghamton, Inc., and Mississippi Gaming Corporation.

  (b)     10(k)   Lease Agreement, dated November 30, 1990, between Europa
                  Cruises of Florida 2, Inc., and Hubbard Enterprises, Inc.

  (b)     10(l)   Reciprocal Relationship Agreement, dated December 28, 1990, amongst Europa Cruises of Florida 1, Inc., Europa Cruises of
                  Florida 2, Inc., the Company and Cordis, A.G.

  (b)     10(m)   Promissory Note, dated December 31, 1990, and Addendum
                  thereto, dated May 2, 1991, from the Company to Charles S.
                  Liberis, P.A., Profit Sharing Plan.


  (b)     10(n)   Promissory Note, dated December 31, 1990, and Addenda
                  thereto, dated April 18 and May 2, 1991, from the
                  Company to Harlan G. Allen, Jr.


  (b)     10(o)   Stock Option and Agreement, dated December 31, 1990, between the Company and Charles S. Liberis, P.A., Profit Sharing
                  Plan.

  (b)     10(p)   Stock Option and Agreement, dated December 31, 1990, between the Company and Harlan G. Allen, Jr.

  (b)     10(q)   Promissory Note, dated January 25,1992, from Europa Cruises of
                  Florida 1, Inc., and Europa Cruises of Florida 2, Inc., to
                  Cordis, A.G.

  (b)     10(r)   Release, dated January 25, 1991, by Europa Cruise Lines, Ltd.
                  in favor of the St. Paul Fire & Marine Insurance Co. Lloyds and certain London companies, through Bain Clarkson, Ltd.

  (b)     10(s)   Promissory Note, dated February 15, 1991, from Europa Cruises of Florida 1, Inc., to Midlantic.

  (b)     10(t)   Assumption Modification and Security Agreement, dated February
                  15, 1992, amongst Europa Cruises of Florida 2, Inc., the
                  Company and Midlantic.

  (b)     10(u)   Mortgage Modification Agreement, dated February 15, 1992,
                  between Europa Cruises of Florida 2, Inc., and Midlantic.

  (b)     10(v)   Guarantee Agreement, dated February 15, 1991, between Europa
                  Cruises of Florida 2, Inc., and Midlantic, Re: Europa Cruises
                  of Florida 2, Inc.

  (b)     10(w)   Coordination Agreement, dated February 20, 1991, between
                  Midlantic and Cordis, A.G.

  (b)     10(aa)  Assignment of Note Receivable, Account Receivable and Common
                  Stock from Harlan G. Allen, Jr. to the Company.

  (b)     10(bb)  Stock Purchase Agreement, dated March 31, 1991, between the
                  Company and Freeport Cruise Line, Ltd.

  (b)     10(cc)  Pledge Agreement and Addendum thereto, dated April 18, 1991, between the Company and Harlan G. Allen, Jr.

  (b)     10(dd)  Franchise and Development Agreements between LoneStar
                  Hospitality Corporation and Miami Subs U.S.A., Inc., dated
                  July 1, 1992.

  (d)     10(ee)  Vessel Purchase Agreement dated July 8, 1992 between the
                  Company and FLC, Re: Purchase of the EuropaSky.

  (d)     10(ff)  Contract of Sale dated July 21, 1992, between the Company and
                  Ferry Binghamton, Inc. Re: the Purchase of Miss New York.

  (d)     10(gg)  Agreement to Lease and Option to Purchase dated July 7, 1992, between the Company and A&M Developers, Inc. Re: Bossier City


                  site.



  (d)     10(hh)  Vessel Completion Contract by and between Eastern Shipyards,
                  Inc., and FLC Holding Corporation Re: EuropaSky.

  (e)     10(ii)  Stock Purchase Agreement dated December 21, 1992 between
                  Europa Cruises Corporation and Jeffrey L. Beck, Trustee.

  (e)     10(jj)  Copy of the Complaint filed by Charles S. Liberis vs. the
                  Company and others.

  (f)     10(kk)  Settlement agreement between the February 4, 1994. Company and
                  Sea Lane Bahamas, Ltd. dated

  (f)     10(ll)  Gaming Concession Agreement between the Company and Casinos
                  Austria Maritime Corporation dated February 18, 1993.

  (f)     10(mm)  Management Agreement between the Company and Casinos Austria
                  Maritime Corporation dated June 19, 1993.

  (f)     10(nn)  Diamondhead, Mississippi Loan Agreement, Continuing Guaranty,
                  Promissory Note, and Extension of Promissory Note between the Company and Casinos Austria Maritime Corporation mortgage to September 17, 1994.

  (f)     10(oo)  Convertible Promissory Note dated November 11, 1993 issued by the Company to Serco International Ltd.

  (f)     10(pp)  Lease Agreement between the Company and Serco International
                  Ltd dated November 15, 1993.

  (f)     10(qq)  Casino World, Inc. 1993 Stock Option Plan dated March 25,
                  1993.

  (f)     10(rr)  Form of Stock Option Agreement dated as of August 31, 1994 issued to Deborah A. Vitale, Stephen M. Turner, Ernst G. Walter and Lester E. Bullock.

  (f)     10(ss)  Easement dated December 22, 1994 granted to Mississippi Gaming
                  Corporation adjacent to proposed Diamondhead gaming site.

  (f)     10(tt)  Miami Beach Marina Lease dated February 10, 1995 as amended between Europa Cruises of Florida, 2 and Tallahassee Building Corp.

          10(uu) Settlement Agreement dated May 9, 1994 between Europa Cruises Corporation and Harlan G. Allen, Jr.

          10(vv) First Union National Bank Credit and Security Agreement and Promissory Note dated May 23, 1995 between Europa Cruises Corporation, Europa Cruises of Florida 1, Inc., Europa Cruises of Florida 2, Inc., EuropaSky Corporation and Europa Stardancer Corporation.

          10(ww) First Union National Bank Credit and Security Agreement and Promissory Note dated August 25, 1995 between Europa Cruises Corporation, Europa Cruises of Florida 1, Inc., Europa Cruises of Florida 2, Inc., EuropaSky Corporation and Europa Stardancer Corporation.

         10(xx) Snug Harbor Group, Inc. Lease dated September 20, 1996 between Snug Harbor Group, Inc. and Europa Cruises of Florida 1, Inc.

         10(yy) Tidelands Lease and Land Lease dated February 1, 1996, between Hancock County Port and Harbor Commission and Mississippi Gaming Corporation.

         18 Letter from BDO Seidman, LLP regarding 1995 change in accounting principle.

  (a) Previously filed as an exhibit to the Company's Registration Statement No. 33-26256-A and incorporated by reference.

  (b) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated by reference.

  (c) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated by reference.

  (d) Previously filed as an exhibit to the Company's Form S-2 Registration Statement dated August 26, 1992 and incorporated by reference.

  (e) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992 and incorporated by reference.

  (f) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the years ended December 31, 1993 and 1994 and incorporated by reference.

  (g) Previously filed as an exhibit to the Company's S-2 Registration Statement (No. 33-89014) filed January 31, 1995 and incorporated by reference.

Reports on Form 8-K
- -------------------

  There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

Subsidiaries of the Registrant
- ------------------------------

                Europa Cruise Line, Ltd. (Delaware)
                Europa Cruises of Florida 1, Inc. (Delaware)
                Europa Cruises of Florida 2, Inc. (Delaware)
                EuropaJet Corporation (Delaware)
                Europa Cruise Lines, Ltd. (Cayman Island)
                Mississippi Gaming Corporation (Delaware)
                EuropaSky Corporation (Delaware)
                American Gaming Corporation (Delaware)
                Casino World, Inc. (Delaware)
                Europa Stardancer Corporation (Delaware)
                Europa Casino Management Corporation (Delaware) Europa Leasing Corporation (Delaware)

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EUROPA CRUISES CORPORATION

                              /s/ Lester E. Bullock
DATE:  April 15, 1996         _____________________________________
                              By: Lester E. Bullock, President


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature and Title                                          Date
- -------------------                                          ----




/s/ Lester E. Bullock                                 April 15, 1996
- -------------------------------------------
Lester E. Bullock
President and Director




/s/ Deborah A. Vitale                                 April 15, 1996
- -------------------------------------------
Deborah A. Vitale
Corporate Secretary and Director




/s/ Piers Hedley                                       April 15, 1996
- ---------------------------------------------
Piers Hedley
Director



/s/ Debra Gladstone                                   April 15, 1996
- -------------------------------------------
Debra Gladstone
Chief Financial Officer

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                                                        Contents

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                            Page
                                                                            ----
            Report of Independent Certified
                Public Accountants ......................................... F-2

            Consolidated Balance Sheet as of
                December 31, 1995 ....................................F-3 to F-4

            Consolidated Statements of Operations
                for the Years Ended
                December 31, 1995 and 1994 ...........................F-5 to F-6

            Consolidated Statements of Stockholders' Equity
                for the Years Ended
                December 31, 1995 and 1994 ................................. F-7

            Consolidated Statements of Cash Flows
                for the Years Ended
                December 31, 1995 and 1994 ...........................F-8 to F-9

            Notes to Consolidated Financial
                Statements .........................................F-10 to F-32

Report of Independent Certified Public Accountants


To the Board of Directors
 of Europa Cruises Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Europa Cruises Corporation and Subsidiaries as of December 31, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Europa Cruises Corporation and Subsidiaries at December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 1995 the Company changed its method of accounting for drydock costs.


Miami, Florida                                                 BDO Seidman, LLP
March 22, 1996, except for note 5(b)
which is as of April 12, 1996

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                                      Consolidated Balance Sheet

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

December 31,                                                                1995
- --------------------------------------------------------------------------------

Assets

Current
 Cash and cash equivalents                                          $    552,061
 Accounts receivable                                                     310,767
 Prepaid insurance and other                                           1,208,496
- --------------------------------------------------------------------------------

Total current assets                                                   2,071,324



Vessels, equipment and fixtures, less accumulated
 depreciation (Note 2)                                                13,845,567


Investment in and advances to unconsolidated affiliate
(Note 3)                                                                 271,022


Land under development for dockside gaming
 (Note 4)                                                              4,542,678

Dockside gaming development costs (Note 4)                               188,278

Deferred drydock costs (Note 1)                                          177,712

Other assets                                                             242,274
- --------------------------------------------------------------------------------
                                                                    $ 21,338,855
- --------------------------------------------------------------------------------

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                                      Consolidated Balance Sheet

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


December 31,                                                               1995

- --------------------------------------------------------------------------------


Liabilities and Stockholders' Equity

Current liabilities
 Accounts payable and accrued expenses                             $  1,784,173
 Current maturities of long-term debt (Note 5)                        1,819,035
 Unearned cruise revenues                                                72,039
- --------------------------------------------------------------------------------

Total current liabilities                                             3,675,247

Long-term debt, less current maturities (Note 5)                      7,807,633

Other liabilities                                                       150,000
- --------------------------------------------------------------------------------

Total liabilities                                                    11,632,880
- --------------------------------------------------------------------------------
Commitments, contingencies and subsequent events (Notes 3, 9 and 12)

- --------------------------------------------------------------------------------
Stockholders' equity (Notes 6 and 7):
 Preferred stock, $.01 par value; shares authorized
  5,000,000; outstanding 2,959,800 ($4,266,680 aggregate
  liquidation preference)                                                29,598
 Common stock, $.001 par value - shares authorized
  50,000,000; issued 24,133,607; outstanding 18,033,307                  24,133
 Common stock subscribed                                                200,000
  Additional paid-in capital                                         23,685,534
  Unearned ESOP shares                                               (7,082,188)
  Deficit                                                            (6,960,946)
  Treasury stock, at cost, 1,250,000 shares                            (190,156)
- --------------------------------------------------------------------------------

Total stockholders' equity                                            9,705,975
- --------------------------------------------------------------------------------
                                                                   $ 21,338,855
- --------------------------------------------------------------------------------
                    See accompanying notes to consolidated financial statements.

                                                     Europa Cruises Corporation
                                                               and Subsidiaries

                                          Consolidated Statements of Operations

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Year ended December 31,                                   1995             1994
- --------------------------------------------------------------------------------

Revenues
 Gaming revenue (Note 9(b))                        $11,577,974       $8,839,194
 Passenger fares                                     4,635,650        6,478,055
 Food and beverage                                   1,352,986        1,806,588
 Subcharter fees                                     1,015,174          235,990
 Other                                                 662,046          275,350
 Gain on sale of land (Note 4)                              --        2,253,124
- --------------------------------------------------------------------------------
                                                    19,243,830       19,888,301
- --------------------------------------------------------------------------------

Costs and Expenses
 Vessel operating                                   13,852,562       11,428,953
 Administrative and general                          2,632,150        3,004,900
 Advertising and promotion                           1,859,306        2,042,215
 Depreciation and amortization (Note 2)              1,345,437          873,393
 Interest, net (Note 5)                                851,383          724,240
 Other operating (Note 11)                             490,192          735,160
- --------------------------------------------------------------------------------
                                                    21,031,030       18,808,861
- --------------------------------------------------------------------------------
 (Loss) income before cumulative effect of change
    in accounting for drydock costs                 (1,787,200)       1,079,440
- --------------------------------------------------------------------------------
 Cumulative effect of change in accounting for
    drydock costs (Note 1)                             215,096               --
- -------------------------------------------------------------------------------

Net (Loss) Income                                   (1,572,104)       1,079,440

Preferred Stock Dividends                             (283,124)        (198,972)
- --------------------------------------------------------------------------------

Net (Loss) Income Applicable To Common Stock       $(1,855,228)        $880,468
- --------------------------------------------------------------------------------
                    See accompanying notes to consolidated financial statements.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                           Consolidated Statements of Operations
                                                                     (Continued)
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

Year ended December 31,                                                  1995              1994
- ------------------------------------------------------------------------------------------------

Per Share Amounts

Net (loss) income applicable to common stock before
  cumulative  effect of change in accounting for drydock
  costs                                                         $         (.12)     $       .05

Cumulative effect of change in accounting for
  drydock costs                                                            .01              --
- ------------------------------------------------------------------------------------------------

Net (loss) income per common and common
equivalent share - primary and fully-diluted                    $         (.11)     $       .05
- ------------------------------------------------------------------------------------------------

Pro Forma Amounts
(Assuming the new method of accounting for drydock costs was applied retroactively.)

Net (loss) income applicable to common stock                    $   (2,070,324)     $   654,468

Net (loss) income per common share                              $         (.12)     $       .04

- ------------------------------------------------------------------------------------------------

Weighted average number of common and common
 equivalent shares outstanding - primary
 and fully diluted                                                  17,571,692       16,076,858
- ------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                 Consolidated Statements of Stockholders' Equity
                                                                 (Notes 6 and 7)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                                                      Additional
                              Preferred     Common    Paid-in      Unearned     Common Stock               Treasury
                              Stock         Stock     Capital      ESOP Shares   Subscribed   (Deficit)    Stock        Total
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993       $ 18,260  $ 14,485  $ 8,867,671   $        --   $       --  $ (5,986,186) $ (148,750)  $ 2,765,480

Issuance of units                  13,900       695    3,384,702            --           --            --          --     3,399,297

Issuances of common stock              --     8,323   11,132,365    (7,455,000)          --            --          --     3,685,688

Acquisition of treasury stock          --        --           --            --           --            --     (41,406)      (41,406)

ESOP compensation                      --        --           --       279,452           --            --          --       279,452

Preferred stock dividends              --        14      138,986            --           --      (198,972)         --       (59,972)

Net income for the year                --        --           --            --    1,079,440            --                 1,079,440
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994         32,160    23,517   23,523,724    (7,175,548)          --    (5,105,718)   (190,156)   11,107,979

Issuances of common stock              --        55       48,345            --           --            --          --        48,400

ESOP compensation                      --        --     (110,937)       93,360           --            --          --       (17,577)

Preferred stock dividends              --       305      222,096            --           --      (283,124)         --       (60,723)

Common Stock Subscription              --        --           --            --      500,000            --          --       500,000

Stock subscription receivable          --        --           --            --     (300,000)           --          --      (300,000)

Conversion of preferred to common  (2,562)      256        2,306            --           --            --          --            --

Net loss for the year                  --        --           --            --           --    (1,572,104)         --    (1,572,104)
- ------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995       $ 29,598  $ 24,133 $ 23,685,534  $ (7,082,188)   $ 200,000  $ (6,960,946) $ (190,156)  $ 9,705,975
- ------------------------------------------------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries


                                           Consolidated Statements of Cash Flows
                                                                       (Note 10)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Year ended December 31,                                       1995         1994
- --------------------------------------------------------------------------------
Operating Activities:
 Net (loss) income                                    $ (1,572,104) $ 1,079,440
- --------------------------------------------------------------------------------

Adjustments to reconcile net (loss) income
 to net cash used in operating activities:
   Depreciation and amortization                         1,345,437      873,393
   ESOP (benefit) provision                                (17,577)     279,452
   Bad debt expense                                           --        115,395
   Gain on sale of dockside gaming property                   --     (2,253,124)
   Expenses paid in shares of common stock                    --        158,904
   Cumulative effect of change in accounting principle    (215,096)          --
   (Increase) decrease  in:
     Accounts receivable                                  (227,046)     452,075
     Prepaids and other                                    553,897     (194,956)
     Vessel lease deposit                                     --        252,000
   (Decrease) increase in:
     Accounts payable, accrued expenses and other
     liabilities                                          (372,421)  (1,650,923)
     Unearned cruise revenues                             (120,582)     110,824
- --------------------------------------------------------------------------------

Total adjustments                                          946,612   (1,856,960)
- --------------------------------------------------------------------------------

Cash (used in) operating activities                       (625,492)    (777,520)
- --------------------------------------------------------------------------------
Investing Activities:
  Purchases of property and equipment, net                (980,619)  (1,550,403)
  Development costs for dockside gaming                   (127,101)     (26,068)
  Deposit on sale of gaming equipment                           --     (300,000)
  Proceeds from sale of gaming equipment                        --    1,100,326
  Proceeds from sale of dockside gaming property                --    2,487,781
- --------------------------------------------------------------------------------

Cash (used in) provided by investing activities      (1,107,720)      1,711,636
- --------------------------------------------------------------------------------

                                                     Europa Cruises Corporation
                                                               and Subsidiaries


                                          Consolidated Statements of Cash Flows
                                                                      (Note 10)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Year ended December 31,                                    1995           1994
- --------------------------------------------------------------------------------
Financing Activities:
 Proceeds from:
  Stock subscription payments                        $   200,000   $      --
  Issuance of common stock                                  --       1,711,389
  Long-term debt                                       8,285,896       771,624
  Issuance of units                                        --        3,399,297
Repayment of:
  Long-term debt                                      (9,261,694)   (3,822,169)
  Preferred stock dividends                              (60,723)      (59,972)
  Purchase of treasury stock                                --         (41,406)
- --------------------------------------------------------------------------------
Cash (used in) provided by financing activities         (836,521)    1,958,763
- --------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents   (2,569,733)   2,892,879
Cash and cash equivalents, beginning of year            3,121,794      228,915
- --------------------------------------------------------------------------------

Cash and cash equivalents, end of year                $   552,061  $ 3,121,794
- --------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

1.Summary of          Organization and Business
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

                      Estimates
                      ---------

                      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      It is at least reasonably possible that the Company's estimate of the ultimate outcome of contingencies could change in the near term.

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

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       Vessels, Equipment and Fixtures
                       -------------------------------

                       Vessels are depreciated over 20 years using the straight-line method. Vessel improvements, furniture, fixtures and equipment are recorded at cost and are depreciated over their estimated useful lives (which range from two to twenty years) using the straight-line method. Expenditures for repairs and maintenance are expensed as incurred. Renovations and improvements which extend estimated useful lives are capitalized and depreciated over the period of their estimated useful life.

                       Casino Revenue and Promotional Allowances
                       -----------------------------------------

                       Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Revenue does not include the retail amount of fares, food, and beverage provided gratuitously to customers, which was $1,063,340 in 1995 and $967,562 in 1994.

                       Passenger Fare Revenue and Unearned Cruise Revenues
                       ---------------------------------------------------

                       Unearned cruise revenues, which represent customer cruise deposits, are included in the balance sheet when received and are recognized as passenger fare revenue upon completion of the voyage.

                       Land Held for Development
                       -------------------------

                       Land held for development of a dockside casino is carried at lower of cost or market, which at December 31, 1995 was at cost. Costs directly related to site development such as licensing and permits, engineering and other costs are capitalized to the land.

                       Dockside Gaming Development Costs
                       ---------------------------------

                       Preopening expenses, which consist principally of payroll and marketing costs are expensed as incurred. Expenditures which result in acquisition of assets which benefit future periods are deferred and amortized over the period of expected future benefit.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       Employee Stock Ownership Plan
                       -----------------------------

                       In August 1994, the Company established a leveraged Employee Stock Ownership Plan (ESOP). Compensation expense is measured at the fair market value of shares committed-to-be-released. Shares are committed-to-be-released ratably over the period of employees service. Dividends, if any; (1) on un-allocated shares used to pay debt service are reported as a reduction of the indebtedness to the Company; (2) on un-allocated shares paid to participants are reported as compensation cost and; (3) on allocated shares are charged to retained earnings. The Company has not paid any dividends.

                       Taxes on Income
                       ---------------

                       The Company accounts for income taxes pursuant to the provisions of FASB No. 109, "Accounting for Income Taxes," which requires, among other things, a liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

                       Net (Loss) Income Per Share
                       ---------------------------

                       Net (loss) income per share is based on net (loss) income after preferred stock dividend requirements and the weighted average number of common shares outstanding during each year after giving effect to stock options and warrants considered to be dilutive (none in 1995) common stock equivalents. It is assumed that all dilutive stock options and warrants are exercised at the beginning of each year and that the proceeds are used to purchase up to twenty percent of the outstanding shares of the Company's common stock with any remaining proceeds utilized to repay indebtedness.

                       Common shares outstanding includes issued shares less shares held in treasury and un-allocated and uncommitted shares held by the ESOP trust. Fully diluted net (loss) income per common and common

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       equivalent share is not materially different from primary net (loss) income per share.

                       Drydock Costs
                       -------------

                       Prior to 1995, the Company used the accrual method to account for major repairs and maintenance in drydock, accruing these costs over the two to three year period to the next drydock. Due to the uncertainty in estimating future drydock costs, the Company changed its method of accounting to the deferral method, which the Company believes is preferable under the circumstances, whereby major repairs and maintenance are capitalized as incurred and amortized over the period to the next drydock. This change in accounting principle had the effect of decreasing the 1995 loss before cumulative effect of change in accounting principle by $40,000 or $.00 per share.

                       The pro forma amounts shown on the consolidated statement of operations have been adjusted for the effect of retroactive capitalization of the drydock costs incurred in the previous (1992) drydock of the Company's vessels, depreciation thereof, and elimination of the 1994 drydock accrual.

                       Reclassification
                       ----------------

                       Certain 1994 amounts have been reclassified to conform to the classifications for 1995.

                       Future Accounting Changes
                       -------------------------

                       The Company is required to adopt the provisions of FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1996. Management does not expect that the adoption of FASB No. 121 will have a material effect on the carrying value of the Company's long lived assets.

                       The Company does not presently intend to adopt in 1996 the fair value based method as encouraged by FASB No. 123 "Accounting for Stock-Based Compensation". Accordingly, there will be no effect to the financial statements.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


2.  Vessels,           Vessels, equipment and fixtures consist
    Equipment          of the following:                                    1995
    and Fixtures       ---------------------------------------------------------
                       Vessels                                     $  13,136,901
                       Vessel improvements                             1,351,709
                       Gaming equipment under capital lease            1,649,900
                       Office and vessel equipment                       873,089
                       Furniture, fixtures and other                     511,468
                       Leasehold improvements                            554,063
                       ---------------------------------------------------------

                                                                      18,077,130
                       Less accumulated depreciation and
                       amortization                                    4,231,563

                       ---------------------------------------------------------
                                                                   $  13,845,567
                       =========================================================


                       In connection with the 1994 purchase of a vessel, the Company issued 1,200,000 shares of common stock to the seller as a portion of the purchase price. The shares were valued at $1.25 per share ($1,500,000) which approximated fair market value. The Company has filed a Registration Statement for the shares. If the fair market value of the shares at the end of nine months from the effective date of the Registration Statement is less than $1.25 per share, the Company is obligated to pay the difference between the fair market value of the shares and $1.25 per share. The Company will receive credit for the fair market value of any shares of Casino World, Inc. distributed to the seller pursuant to the planned spin-off of Casino World, Inc. shares to the Company's shareholders. The fair market value of the Europa shares at December 31, 1995 approximated $825,000.

3.  Investment In      On December 31, 1990, the Company rescinded a
    And                transaction in which it had previously sold its
    Advances To        twenty percent ownership interest in Marne
    Unconsolidat-      (Delaware), Inc. (Marne) by reacquiring its
    ed Affiliate       investment and a $340,000 note receivable in
                       exchange for $541,620 of promissory notes payable to a principal stockholder and a former officer.
                       The Company has not received delivery of title in its name reflecting its equity interest in Marne, has ceased payments on the notes payable and is seeking to have

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       the transaction rescinded. It is the Company's position that title cannot be properly transferred since Marne (an S-Corporation) is not permitted to have C-Corporation shareholders. In connection with the 1994 settlement of a lawsuit against a former officer of the Company, the Company transferred its ownership interest in ten percent of Marne to the former officer and recorded an expense of $115,395. The Company has discontinued recording its equity share of earnings in Marne due to the title uncertainties noted above and believes its investment in and advances to Marne at December 31, 1995 of $271,022 will be recovered through offsets against $140,948 of notes payable to principal stockholders and cash payments from Marne and such stockholders for the remainder. In February 1996, a Delaware Court issued a memorandum opinion on a related matter which is expected to result in the resolution of the above assets and liabilities with no material adverse effect to the Company. (Note 12)


4.  Land Under         The Company through its two wholly-owned subsidiaries,
    Development        Casino World, Inc. (CWI) and Mississippi Gaming
    for Dockside       Corporation (MGC) plans to develop and operate a casino
    Gaming and         and hotel at Diamondhead, Mississippi. The proposed
    Dockside           gaming operations in Mississippi are subject to numerous
    Gaming             risks and uncertainties including but not limited to the
    Development        availability of financing, licensing, and the receipt of
    Costs              environmental permits from the Mississippi Department of
                       Marine Resources and the U.S. Army Corps of Engineers.
                       Litigation brought by environmental groups opposed to further development of gaming in Mississippi may delay regulatory approvals and the issuance of permits necessary for the construction of a casino at the Company's proposed gaming operations in Mississippi. In
                       June 1995, the Company was granted site approval by the Mississippi Gaming Commission. This site approval is land specific, and therefore, the cost associated with obtaining this site approval has been capitalized to the land cost. On February 1, 1996 MGC entered into a lease agreement with the Hancock County Port and Harbor
                       Commission to lease the tidelands under which the casino barges will be moored and the area under the pier from the hotel to the casinos. The lease term is five years commencing 30 days after construction of the project begins. There are four five (5) year renewal option periods. The cost of the lease is $2,250,000 for the first five years of which $25,000 was paid on signing, and $95,000 is payable upon commencement of construction.
                       Both payments are to be applied toward the lease payments which are $10,000 per month during construction and

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       the remainder of the $2,250,000 will be paid over the remainder of the lease after operation of the casino commences. There are no assurances that the necessary regulatory approvals can be obtained or that financing will be available. The Company does not have the financial resources to develop its proposed Mississippi dockside gaming facility. Accordingly, there are no assurances that the development will be successfully completed.

                       In view of the foregoing, the Company is proceeding forward at the same time minimizing its efforts until such time as these uncertainties are mitigated. The Company capitalized an aggregate $156,090 of interest on the land in 1992 and 1993, at which time the land was undergoing activities necessary to develop the gaming site. The Company discontinued capitalizing interest on the land effective for 1994.

                       During the year ended December 31, 1994, the Company exercised its option to acquire a parcel of land intended for dockside gaming and simultaneously sold the property to an unrelated third party at a gain of $2,253,124. Upon closing of the transaction, the purchaser paid the $6,150,000 sales price in cash and the Company has no further involvement with the property.

                       Dockside gaming development costs
                       consist of the following:                            1995
                       ---------------------------------------------------------
                       Licenses                                       $   77,000
                       Other development costs                           111,278
                       ---------------------------------------------------------
                                                                      $  188,278
                       =========================================================

                       The political and regulatory environment in which the Company is and will be operated with respect to gaming activities is dynamic and rapidly changing. Existing operators often support legislation and litigation designed to make it more difficult or impossible for competition to develop and operate gaming facilities. This environment makes it impossible to predict the effects, including costs, that the adoption of and changes in gaming laws, rules and regulations and/or competition will have on proposed dockside gaming operations.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

5.Long-term            Long-term debt consists of:
  Debt                                                                      1995
                       ---------------------------------------------------------
                       Bank term loan, principal and interest
                       payable $102,000 monthly through May 2003,
                       floating rate of interest at Libor plus 325
                       basis points (9% at December 31, 1995)
                       capped at 11.35% with an interest rate
                       swap agreement, collateralized by accounts
                       receivable, inventory, intangible assets
                       and substantially all vessels, equipment
                       and fixtures.(a)                             $ 6,161,642

                       Capital lease obligation on gaming
                       equipment, payable $46,398 monthly to
                       February 1998, including interest at
                       nine percent                                   1,092,310

                       Bank term loan  payable  $25,000 monthly at
                       interest rate of 11% to September 1996,
                       collateralized by  property with a net book
                       value of approximately $4,500,000.(b)          1,187,000

                       9% note payable, principal and interest
                       payable $4,827 monthly through November 2000,
                       collateralized by 400,000 shares of Europa
                       common stock.                                    294,827

                       Notes payable to former officer/director,
                       principal and interest at 10% payable monthly,
                       collateralized by stock and note receivable of
                       unconsolidated affiliate, with a book value of
                       $271,022.                                        140,948

                       6.99% insurance financing arrangement,
                       payable $75,601 per month                        682,360

                       Other                                             67,581

                       ========================================================


                       Total                                          9,626,668

                       Less current maturities                       (1,819,035)
                       ---------------------------------------------------------
                                                                    $ 7,807,633

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       (a) As of December 31, 1995, the Company was not in compliance with its tangible net worth and cash flow covenants required under the terms of its bank loan agreement. The bank has waived the Company's default to December 31, 1996 by deferring compliance with the cash flow covenant requirement and reducing the tangible networth requirement.

                       (b) The Bank term loan of $1,187,000 was scheduled to mature on September 1, 1996. On April 12, 1996, the Bank extended the maturity to January 31, 1997, with monthly principal payments of $13,000, plus interest, during the extension period. Accordingly, the portion due in 1997 is classified as a long-term liability in the accompanying consolidated balance sheet.


                       Annual maturities of  long-term debt  are as follows:

                            1996                                  $   1,819,035
                            1997                                      2,276,437
                            1998                                        829,448
                            1999                                        820,652
                            2000                                        911,839
                            Thereafter                                2,969,257
                       ---------------------------------------------------------

                                                                  $   9,626,668
                       =========================================================

                       Interest expense consists of:
                                                             1995          1994
                       ---------------------------------------------------------
                       Interest cost incurred            $952,046      $809,644
                       Less:
                       Interest income                   (100,663)      (85,404)
                       ---------------------------------------------------------
                       Interest expense (net)            $851,383      $724,240
                       =========================================================

6. Stockholders'       In June 1989, the Company issued, in connection with
   Equity              the initial public offering, and the underwriter
                       purchased, for $100, five-year warrants to purchase
                       400,000 shares of common stock at a price of $1.20 per share. During the year ended December 31, 1994, the Company redeemed the then outstanding 142,250 warrants in exchange for 57,008 unregistered shares of common stock. In connection with the redemption, the Company recorded an expense of $40,704 representing the estimated fair market value of the shares issued.

                       On December 19, 1988, the Company adopted a stock option plan (the "Plan") for its officers and management personnel under which options could be granted to purchase up to 1,000,000 shares of the Company's common stock. Accordingly, the Company reserved for issuance

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       1,000,000 shares under the Plan. The option price may not be less than 100% of the market value of the shares on the date of the grant and expire within ten years from the date of grant; 1,430,000 options have been granted since the adoption of the Plan, 105,556 have been exercised, and 440,000 have lapsed.

                       In connection with a 1992 settlement agreement between the Company's former Chairman of the Board and a major stockholder, the exercise price of the remaining options that had been issued to the Company's former Chairman were repriced during 1992 to $1.50 per share (fair market value). As of December 31, 1995, 1,417,500 of such options had not been exercised and are expected to be rescinded by a pending court order (Note 12).

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

                       Outstanding stock options are summarized as follows:

                                        1995                      1994
                              ------------------------  ----------------------
                              Numbers Of   Price Per    Number Of    Price Per
                                Shares       Share        Shares       Share

- --------------------------------------------------------------------------------
    Outstanding, January 1    2,726,250   $.16 - 4.00   2,326,250   $.16  - 4.00
    Options issued                                        400,000           1.50
    Options exercised              -             -           -            -
    Options cancelled         1,546,250    .16 - 4.00
- --------------------------------------------------------------------------------
    Outstanding, December 31  1,180,000   $1.06-2.25    2,726,250   $.16  - 4.00
================================================================================

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       On June 14, 1993 the Company issued to AustroInvest International Inc. 926,000 shares of $.01 par value Series S Voting, Non-Convertible, Redeemable Preferred Stock in exchange for proceeds of $1,000,080. Cumulative three percent per annum dividends are payable quarterly. These shares may be redeemed at the option of the Company at $1.08 per share plus $1.08 cents per share for each quarter that such shares are outstanding and have a $1.08 per share preference in involuntary liquidation.

                       On September 13, 1993, the Company issued to Serco International Limited (SERCO) (a wholly-owned subsidiary of AustroInvest International Inc. and a stockholder of the Company) 900,000 shares of its $.01 par value Series S-NR Voting, Non-Convertible, Non-Redeemable, Preferred Stock, in exchange for proceeds of $999,000. Non-cumulative three percent per annum dividends are payable quarterly. Upon involuntary liquidation of the Company, the liquidation preference of each share is $1.11.

                       In January 1994, the Company issued, in a Regulation S offering 1,100,000 shares of its $0.01 par value common stock at $1 per share to various foreign investors in exchange for net proceeds of approximately $990,000. Other subsequent private placements of 365,000 shares of the Company's common stock at $1 per share generated net proceeds to the company of approximately $328,500 in 1994.

                       In March 1994, the Company offered, pursuant to Regulation S, one million units at $5.50 per unit, each unit consisting of one share of the Company's $.001 par value common stock and two shares of the Company's Series S-PIK Junior, cumulative, convertible, non-redeemable, non-voting $.01 par value preferred stock. Each share of Series S-PIK preferred stock is convertible into one share of the Company's voting common stock, at any time after February 15, 1995. During 1995, 256,200 shares of these shares were converted to 256,200 common shares. The Series S-PIK preferred stock ranks junior to the Series S and Series S-NR preferred shares as to the distribution of assets upon liquidation, dissolution or winding up of the Company. Upon liquidation of the Company, the S-PIK preferred stock will have a liquidation preference of $2.00 per share. A cumulative quarterly dividend of $0.04 per share is payable on the Series S-PIK preferred stock. At the option of the Company, for a period of three years, dividends may be paid by issuing shares of the Company's common

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       stock. In connection with this offering, the Company sold 695 units aggregating 695,000 shares of common stock and 1,390,000 shares of preferred stock and collected approximately $3,399,297, net of costs of approximately $423,203. During 1995, the Company elected to pay all the dividends in common stock, of which 305,093 shares valued at $222,401 were issued in 1995 including accrued dividends from 1994.

                       In June 1994, 300,000 shares of the Company's common stock were offered pursuant to a Regulation S offering at a price of $1.50 net of commissions. All of these shares were sold and the Company collected $450,000.

                       In connection with the Regulation S offerings during 1994, the Company agreed to grant an underwriter warrants to purchase 145,000 shares of the Company's common stock at $1.50 per share, expiring February 28, 1997 and warrants to purchase 208,500 shares of the Company's common stock at $1.933 per share, expiring June 30, 1997. No warrants have been exercised.

                       During 1994, the Company issued 100,000 shares of common stock to an attorney in consideration for services rendered and recorded an expense of $90,000.

                       In October 1995, the Company received a stock subscription for $500,000 in connection with a Regulation S offering. At December 31, 1995, $200,000 had been received. No shares have been issued at December 31, 1995.

7. Employee            On August 18, 1994, the Company established the Europa
   Stock               Cruises Corporation Employee Stock Ownership Plan (ESOP).
   Ownership           The ESOP, which is intended to be a qualified retirement
   Plan                plan under provisions of Section 401(a) of the Internal
                       Revenue Code and an employee stock ownership plan pursuant to Section 4975(3)(7) of the Internal Revenue
                       Code, was established primarily to invest in stock of the Company. All employees as of December 31, 1994 and subsequent new employees having completed one year of service are eligible to participate in the ESOP. The
                       Company also established a trust called Europa Cruises
                       Corporation Employee Stock Ownership Plan Trust Agreement to serve as the funding vehicle for the ESOP. On August
                       21, 1994, the Company loaned $4,275,000 to the ESOP in exchange for a ten-year promissory note bearing interest at eight percent per annum. On August 24, 1994, the

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       ESOP purchased 2,880,000 shares of the Company's common stock with the proceeds of the loan. On August 25, 1994, the Company loaned an additional $3,180,000 to the ESOP in exchange for a ten year promissory note bearing interest at eight percent per annum. On August 26, 1994, the ESOP purchased an additional 2,120,000 shares of the Company's common stock with the proceeds of the loan. The shares of common stock are pledged to the Company as security for the loans. The promissory notes are payable from the proceeds of annual contributions made by the Company to the ESOP. In 1995 the Company extended the maturity of the loans to twenty years.

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

                       The Company recorded an expense of $279,452 in 1994 for ESOP benefits. In 1995, as permitted by the Plan, the Company decided to permanently forgo allocation of shares to participants for services rendered during 1994. Accordingly, the Company reduced its $261,875 ESOP compensation expense for 1995 by the amount of forgone benefits ($279,452), resulting in a net $17,577 benefit in the accompanying consolidated statement of operations for 1995.

                       As of December 31, 1995, 250,000 shares have been legally released and will be allocated to participants' accounts. At December 31, 1995, 4,750,000 shares with a fair market value of $3,705,000 are unearned.

8.Income               At December 31, 1995, the Company had net operating loss
  Taxes                carry-forwards for income taxes of approximately $10.5
                       million which expire through 2010. Changes in ownership of greater than fifty percent which occurred as a result of the Company's issuances of common and preferred stock may result in a substantial annual limitation of approximately $1,500,000 being imposed upon the future utilization approximately $7.9 million of the net operating losses for tax purposes.

                       The 1994 provision for income taxes of approximately $406,000 has been offset by utilization of approximately $1,080,000 of book net operating loss carryforwards.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                       Deferred income taxes are comprised of
                       the following at December 31, 1995:
                                                                           1995
                       ---------------------------------------------------------

                       Depreciation                              $    1,498,000
                       Income from unconsolidated affiliate              72,000
                       ---------------------------------------------------------

                       Gross deferred tax liability                   1,570,000
                       ---------------------------------------------------------

                       Loss Carry forwards                           (3,950,000)
                       Other                                            (10,000)
                       ---------------------------------------------------------
                       Gross deferred tax asset                      (3,960,000)

                       Deferred tax asset valuation allowance         2,390,000
                       ---------------------------------------------------------

                       Net deferred tax asset                    $          --
                       =========================================================

                       Realization of any portion of the Company's deferred tax asset at December 31, 1995 is not considered to be more likely than not and accordingly a $2,390,000 valuation allowance has been provided.



9.  Commitments        (a)  Leases
    And                     ------
    Contingencies      The Company leases certain port facilities, sales and
                       office space and office equipment under lease agreements which expire through 2001. The leases generally contain renewal options and require that the Company pay for utilities, insurance, property taxes, rental expense and maintenance. The Company currently leases office space and dockage in Florida at Madeira Beach, Ft. Myers, Miami
                       Beach and in Diamondhead, Mississippi. Rental expense, which is primarily based on a per passenger basis, aggregated approximately $724,000 and $583,000 in 1995 and 1994, respectively.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       Minimum rental obligations under all noncancelable operating leases with terms of one year or more as of December 31, 1995, are as follows:

                       1996                                        $  618,000
                       1997                                           618,000
                       1998                                           536,000
                       1999                                           536,000
                       2000                                           536,000
                       Thereafter                                     210,000
                                                                   ----------
                                                                   $3,054,000
                                                                   ==========

                       Through December 31, 1993, the Company leased a vessel (the EuropaJet) under a bareboat charterparty agreement with Sea Lane Bahamas (Marne), an entity in which the Company previously owned a twenty percent interest. As a result of continued unprofitable operations of the EuropaJet during the first quarter of 1993, the Company negotiated a lease settlement with Marne, whereby, the lease was terminated as of December 31, 1993 in exchange for payment of outstanding lease charges of $888,000, paid as of December 31, 1995.

                       The Company's liability, for alleged damages arising out of the condition of the EuropaJet upon its redelivery is in dispute. The lessor claims the liability for damages to the EuropaJet under the charterparty agreement is in excess of $1 million. The Company and the lessor were unable to settle this dispute with respect to the condition of the EuropaJet when it was redelivered, and the amount of the Company's remaining obligation will be determined in arbitration. During 1995, the EuropaJet sank off the coast of Florida in a hurricane. What, if any, effect this will have on the lessors' claim is unknown. The Company has accrued approximately $150,000 in anticipated settlement. Based upon the report of an independent surveyor, the Company believes that its ultimate liability, with respect to this matter will be immaterial to its consolidated financial condition.

                       (b)  Gaming Concession Agreements
                            ----------------------------

                       On September 16, 1994, the Company terminated a Gaming Concession Agreement and entered into a consulting agreement with CAMC. Under the consulting agreement, Europa manages and operates all casinos

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       on board its vessels and CAMC provides consulting services through December 31, 1997. As a consultant to the Company, CAMC receives $37,500 per month or 3.5% of gross gaming revenue, whichever is greater, CAMC also receives $140 per cruise for the services of a Purser on board each vessel. Prior to termination of the agreement, CAMC managed and operated the Casinos in exchange for thirty-five percent of gross gaming revenue. CAMC waived a termination fee of approximately $1,400,000 which the Company would have been required to pay for early termination.

                       On June 19, 1994, CWI and a Company's wholly-owned subsidiary, Mississippi Gaming Corporation (MGC) entered into a Management Agreement with CAMC. Under the Management Agreement, CAMC will operate on an exclusive basis all of the proposed dockside gaming casinos in the State of Mississippi. The Management Agreement is for a term of five (5) years and provides for the payment of an operational term management fee of 1.2% of all gross gaming revenues between zero and one hundred million dollars ($100,000,000); plus 0.75% of gross gaming revenue between $100,000,000 and $140,000,000; plus 0.5%
                       of gross gaming revenue above $140,000,000; plus two percent of the net gaming revenue between zero and twenty-five million dollars ($25,000,000); plus three percent of the net gaming revenue above twenty-five million dollars ($25,000,000).

                       (c)  Litigation
                       ---  ----------

                       On May 5, 1993, Charles S. Liberis, Founder of the Company and former Chairperson of the Board of Directors, filed a civil action in Florida seeking unspecified damages against Europa, Charles H. Reddien, Sharon E. Petty, Ernst G. Walter, Deborah A. Vitale, Stephen M. Turner, William A. Herold, Victor B. Gersh, CAMC, Serco, AustroInvest International Ltd., and others challenging the settlement agreements between Mr. Liberis and Serco entered into on December 12, and 14, 1992. No trial date has been set.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       The litigation brought by Mr. Liberis may have an adverse impact on the Company's ability to secure financing for its planned Mississippi expansion and on the licensing by the Mississippi Gaming Commission. The ultimate outcome of these matters cannot presently be determined. Accordingly, the financial statements do not include any adjustments that might result from this uncertainty.

                       (d)  Sales and Use Taxes
                       ---  -------------------

                       On November 28, 1994, the Florida Department of Revenue issued to the Company, a Notice of Intent to make Sales and Use Tax Audit Changes for the period February 1, 1989 through June 30, 1994. The proposed audit Changes, including penalties and interest total $6,515,681. The Florida Department of Revenue seeks to assess sales tax on gaming revenue, passenger fares, the purchase, sale and lease of fixed assets, repairs, and other items.

                       On June 28, 1989, the Department of Revenue issued Technical Assistance Advisement (TAA 89 (A) - 034) to Europa Cruise Line, Ltd. (the entity which is now known as Europa Cruises Corporation). This TAA appeared to resolve the admissions tax issue and the tax on purchases issued in favor of Europa. The Department revised this TAA in 1990, purporting to "clarify" that it had actually intended to conclude that the admissions tax was applicable. The revision did not revisit the tax on purchases. On April 21, 1995, the Assistant General Counsel for the Florida Department of Revenue issued a recommendation to the auditor responsible for the Europa sales tax assessments that the TAA issued on June 28, 1989, should be honored. Therefore, the Assistant General Counsel recommended that the assessment for Europa Cruise Line, Ltd., be eliminated for the period from June 28, 1989 to May 2, 1990. For the period following May 2, 1990, the Company relies on Florida statutes that provide that vessels are not establishments subject to admission sales tax. The Assistant General Counsel further recommends that the TAA be honored for all purchases made by Europa Cruise Line, Ltd., if such purchases were for supplies appropriate to carry out the purposes for which the Vessel was designed. The recommendation is limited to assessments for Europa Cruise Line, Ltd. However, the Company intends to pursue the argument that the successor entities are entitled to the benefits of the TAA. The recommendation of General

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       Counsel for the Department of Revenue regarding the TAA will reduce the sales tax assessment by the Department of Revenue. However, it is not possible for the Company to estimate the amount of the reduction in the sales tax assessment at this time. The Company strongly disagrees with the proposed Audit Changes and intends to vigorously contest the factual, statutory, and regulatory issues which form the basis for the proposed Audit Changes. The Company believes many of the proposed Audit Changes will be resolved in the Company's favor. However, the outcome of this matter is uncertain and if the Company is not successful in challenging the proposed Audit Changes by the Florida Department of Revenue, the additional Sales and Use Tax the Company will be required to pay would have a major substantial adverse impact on the Company's financial condition.

                       (e) Government Regulation - Day Cruise Gaming Vessels
                       -----------------------------------------------------

                       Federal legislation enacted in 1948, (the "Gambling Act"), prohibits any person within the jurisdiction of the United States from establishing, operating or owning an interest in a gambling ship on the high seas or otherwise within the jurisdiction of the United States. There are no formal or informal regulations or legal or administrative opinions as to the application of the Gambling Act to business operations such as those conducted by the Company. Federal Legislation enacted in 1992 specifically authorized U.S. registered vessels to carry gambling equipment to and from U.S. ports for use in international waters. The 1992 Federal Legislation would appear to conflict in certain respects with the Gambling Act. However, there are no reported judicial decisions or administrative opinions reconciling any potential conflicts between the Gambling Act and the 1992 Federal Legislation.

                       Though no litigation is presently contemplated, if the Company's operations were ever found by a court of law in a litigation commenced by a United States Attorney's Office to violate the Gambling Act, the vessels owned and operated by the Company could be forfeited to the United States Government without compensation to owners or the Company or the Company could be required to change its operations. A material change in the Company's operation, such as the removal of

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       casinos from the vessels, would have a material adverse impact on the Company's financial condition.

                       (f) Casino Industry Litigation
                       --- --------------------------

                       On or about November 29, 1994, William Poulos filed a class action lawsuit on behalf of himself and all others similarly situated against approximately thirty-three defendants, including Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc. in the United States District Court, Middle District of Florida, Orlando Division (Case No. 94-1259-CIV-ORL-22). Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc. were served with the Complaint on or about March 15, 1995. The suit was filed against the owners, operators and distributors of cruise ship casinos which utilized casino video poker machines and electronic slot machines. The Plaintiff alleges violation of the Federal Civil RICO statute, common law fraud and deceit, unjust enrichment and negligent misrepresentation. The plaintiff had filed a similar action against most major, land-based casino operators in the United States. The earlier action, which did not name the Company or any of its subsidiaries as defendants, was transferred from the U.S. District Court in Orlando, Florida to the U.S. District Court in Las Vegas, Nevada. The plaintiff contends in both actions that the defendant owners and operators of casinos, including cruise ship casinos, along with the distributors and manufacturers of video poker machines and electronic slot machines have engaged in a course of fraudulent and misleading conduct intended to induce people to play their machines based on a false understanding that the machines operate in a truly random fashion. The plaintiff alleges that these machines actually follow fixed, preordained sequences that are not random, but rather are both predictable and subject to manipulation by defendants and others. The plaintiff seeks damages in excess of $1 billion dollars against all defendants.

                       On September 13, 1995, the United States District Court for the Middle District of Florida, Orlando Division, transferred the case pending in that Court against Europa Cruises of Florida 1, Inc. and Europa Cruises of

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       Florida 2, Inc. and other defendants to the United States District Court for the District of Nevada, Southern Division. Accordingly, the case against Europa and the other defendants in the cruise ship industry will be litigated and perhaps tried together with those cases now pending against the land-based casino operators and the manufacturers, assemblers and distributors of gaming equipment previously sued in federal court in Nevada. Management believes the Nevada forum provides a more favorable forum in which to litigate the issues raised in the Complaint. The Company is sharing the cost of litigation in this matter with other defendants. Although this action is in the very early stages of litigation, management believes there is no support for plaintiff's factual claims and the Company intends to vigorously defend this lawsuit.


                       (g) Proposed Florida Law to Ban Business
                       --- ------------------------------------

                       On or about March 6, 1996, a bill was introduced into the Florida State House of Representatives by Representative King from the Jacksonville, Florida area to ban all cruises to nowhere originating from the State of Florida. This bill, if passed by both the House of Representatives and the Senate and signed by the Governor, would in fact bar the Company from continuing its core business of day and evening cruises to nowhere, in the State of Florida. The Company is actively engaged in lobbying efforts through the Florida Day Cruise Association to defeat this bill in committee. The Company feels that this bill will not become a new law, however, there can be no assurances that this bill will be defeated.

                       The Governor of the State of Florida has proposed a bill that would provide the State of Florida with a $5.00 per passenger tax on all cruises to nowhere originating from the State of Florida. The Florida Day Cruise Association is working closely with the Governor's budget office to develop a fair tax that would not be burdensome to the passengers, or those companies engaged in the cruise to nowhere business.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------



10.  Non-Cash          Non-cash transactions are as follows:
     Transactions                                                        1995                1994
                       ---------------------------------------------------------------------------
                       Gaming equipment financed by seller          $       -         $ 1,600,000
                       Vessel financed by seller                            -           1,017,452
                       Common stock issued to seller in
                        connection with vessel purchase                     -           1,500,000

                       Expenditures paid in shares of
                        common stock                                   48,400             158,904
                       Contribution of note payable to
                        additional paid-in capital                          -             115,395

                       Unearned ESOP shares                                 -           7,455,000
                       Exercise of option to purchase land                  -           3,000,000
                       Conversion of promissory note into
                        200,000 shares of Company's common
                        stock                                                             200,000
                       Financed insurance premiums                    682,360             594,048
                       Preferred stock dividends                      222,401              27,800


11.  Other             Other operating costs consist of the following:
     Operating                                                           1995               1994
     Costs             --------------------------------------------------------------------------
                       ESOP (benefit) provision                     $ (17,577)         $  279,000
                       Shareholder litigation                         393,366             161,000
                       Write off Mexico
                        development costs                              24,288
                       Other                                           90,115             295,160
                       --------------------------------------------------------------------------
                                                                    $ 490,192          $  735,160
                       ==========================================================================

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

12.  Subsequent              Liberis Litigation - Delaware
     Events                  -----------------------------

                             In a memorandum opinion issued February 8, 1996 by the Court of Chancery of the State of Delaware in and for New Castle County, the Court ruled that Liberis who had filed suit against the Company to enforce a stock option agreement to purchase 1,417,500 shares of stock "has no right to enforce the alleged stock option agreement." Under the decision, Liberis is also required to return 250,000 shares of common stock to the Company to rescind a transaction in December 1990 in which Liberis attempted to convey back to the Company certain assets Liberis had previously acquired from the Company. (See Note 3, Investment In and Advances to Unconsolidated Affiliate)

                             A final order is expected to be entered soon. Mr. Liberis has the right to appeal the decision.

                             In March 1996, the Company subscribed approximately 1,089,000 shares of common stock in a Regulation S offering which will net proceeds of $500,000, after offering costs.

13. Fourth                   Year end adjustments made in the fourth quarter of
    Quarter                  1994 had the effect of decreasing net income for
    Adjustments              the quarter by approximately $1,600,000. The
    (Unaudited)              adjustments related principally to the carrying
                             amount of certain assets, expense accruals and common stock transactions associated with prior quarters of 1994.

14. Fair Value               The Financial Accounting Standards Board ("FASB")
    of Financial             has issued Statement of Financial Accounting
    Instruments              Standards ("SFAS") No. 107 which requires the
                             estimated fair value amounts to be determined by the Company's management using available market information and other valuation methods. However, considerable judgement is required to interpret market data in developing the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.
                             Furthermore, the Company does not intend to dispose of a significant portion of its financial instruments and, thus, any aggregate unrealized gains or losses should not be interpreted as a forecast of future earnings and cash flows.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SFAS No. 107 excludes certain financial instruments from its disclosure requirements, such as leases. In addition, disclosure of fair value estimates are not required for non financial assets and liabilities, such as fixed assets, intangibles and anticipated future business. As a result, the following fair values are not comprehensive and therefore do not reflect the underlying value of the Company.

                       The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

                       Cash and cash equivalents - the carrying amounts reported
                       -------------------------
                       in the consolidated balance sheet approximate those assets' fair value.

                       Accounts receivable - the carrying amounts reported in
                       -------------------
                       the consolidated balance sheet approximate those assets' fair value.

                       Investment in and advances to unconsolidated affiliate -
                       --------------------------------------------------------
                       the carrying amounts reported in the consolidated balance sheet approximates those assets' fair value.

                       Long-term debt - the carrying amount approximates fair
                       --------------
                       value.


                       The approximate carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1995 are as follows:


                                                      Carrying          Fair
                                                       Amount           Value
                       ---------------------------------------------------------
                       Financial Assets:
                        Cash and cash equivalents    $  552,061      $  552,061
                        Accounts receivable             310,767         310,767
                        Investment in and advances to
                        unconsolidated affiliate        271,022         271,022

                       Financial Liabilities:
                        Long-term debt               $9,626,668      $9,626,668
                       =========================================================