Form 10KSB/A
period 1995-12-31
EUROPA CRUISES CORP
filed 1996-05-08
CIK 844887

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

     Prior to October 15, 1994, the casinos on board all of the Company's day cruises vessels were operated by Casinos Austria Maritime Corporation (CAMC), pursuant to a Gaming Concession Agreement. The Company terminated the Gaming Concession Agreement and entered into a Consulting Agreement with CAMC. Under the Consulting Agreement, the Company manages and operates all casinos on board the Company's vessels and CAMC's role is limited to providing consulting services through December 31, 1997. The Company pays Casinos Austria the greater of $37,500 per month or 3.5% of gross gaming revenues plus $140 per cruise for a purser. In 1994, the per passenger gross casino revenue was $43.83 compared to $38.77 in 1995, a 12% decrease.

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

     As of December 31, 1995, the Company was not in compliance with its tangible net worth and cash flow covenants as required under the loan with First Union National Bank of Florida. First Union waived the Company's default by waiving compliance with the cash flow convenant requirement for 1995 and reducing the tangible net worth requirement. The Company will not be required to comply with the cash flow covenant until April 30, 1997. The reduction in net worth covenant also runs to April 30, 1997.

     Management's plan for improved 1996 results include cost reductions, debt repayments and or restructuring and close scrutiny of monthly operating results to ensure that performance criteria are met.

COSTS REDUCTIONS
- ----------------

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

DEBT REPAYMENT AND RESTRUCTURING
- --------------------------------

     Significant efforts are being made to fund the $1.2 million due First Union on January 31, 1997:
- --------------------------

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

     Management believes that close scrutiny of operating costs coupled with outside funding and asset sales will provide the cash flow neccessary to meet its cash flow needs and comply with the First Union loan covenants in 1996.

     In March 1996, the Company subscribed for $500,000 net of offering costs, in a Regulation S offering.

     On August 26, 1994, the Company purchased a fourth cruise vessel for a $3,500,000 purchase price consisting of $982,548 in cash, mortgages payable of $1,017,452 and 1,200,000 shares of common stock valued at $1,500,000. The 1,200,000 shares are to be sold pursuant to a Registration Statement initially filed on January 31, 1995 with the U.S. Securities and Exchange Commission on Form S-2. As of the date of this Report the S-2 Registration Statement is not effective. The value attributed to such shares by the Company and Lagoon Cruise Line, Inc. ("Lagoon") at the time the vessel Stardancer was purchased was $1.25 per share. Europa has guaranteed to Lagoon that the gross selling price received by Lagoon in the aggregate for all sales of Stock (as "Stock" is defined below) during a period of nine (9) months from the effective date of the registration statement (the "Selling Period"), plus the value of the Stock not sold by Lagoon upon expiration of the Selling Period, ("Remaining Stock") shall not be less than One Million Five Hundred Thousand Dollars ($1,500,000). For this purpose, the term "Stock" includes the 1,200,000 Shares of Common Stock in Europa offered by Lagoon and all shares of Common Stock of Casino World, Inc. when and if distributed to shareholders of Europa. At the end of the Selling Period, the Remaining Stock shall be valued at an amount equal to the average price as reported in the Wall Street Journal at which such shares were traded on the
                -------------------
NASDAQ Market System or as reported by any other stock quotation system for the immediately preceding five business days. If the value of said Remaining Stock plus the gross selling price for all Stock sold by Lagoon during the Selling Period is less than $1,500,000, then, within thirty (30) days after the expiration of the Selling Period, Europa is obligated to pay to Lagoon, the difference, if any, between $1,500,000 and the combined amount of the gross selling price of Stock sold plus the value of the Remaining Stock. If the value of said Remaining Stock plus the gross selling price for all Stock sold by Lagoon during the Selling

Period is equal to or greater than $1,500,000, no further amounts are due from Europa to Lagoon under the Guaranty. As of December 31, 1995, the fair market value of the 1,200,000 shares of Europa Common Stock held by Lagoon was approximately $825,000. As of March 29, 1996, the fair market value of the 1,200,000 shares of Europa Common Stock held by Lagoon was approximately $900,000. The Company may be required to pay a significant amount of cash to Lagoon in satisfaction of the Guaranty.

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

                                              EUROPA CRUISES CORPORATION
                                                        AND SUBSIDIARIES

                                                                CONTENTS

================================================================================

                                                                                Page
                                                                                ----

               Report of Independent Certified
                   Public Accountants........................................... F-2

               Consolidated Balance Sheet as of
                   December 31, 1995..................................... F-3 to F-4

               Consolidated Statements of Operations
                   for the Years Ended
                   December 31, 1995 and 1994............................ F-5 to F-6

               Consolidated Statements of Stockholders' Equity
                   for the Years Ended
                   December 31, 1995 and 1994................................... F-7

               Consolidated Statements of Cash Flows
                   for the Years Ended
                   December 31, 1995 and 1994............................ F-8 to F-9

               Notes to Consolidated Financial
                   Statements.......................................... F-10 to F-32

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


Miami, Florida                                                 BDO Seidman, LLP
March 22, 1996, except for Note 5(b)
which is as of April 12, 1996

                                              EUROPA CRUISES CORPORATION
                                                        AND SUBSIDIARIES

                                              CONSOLIDATED BALANCE SHEET

================================================================================



==========================================================================

December 31,                                                        1995
- --------------------------------------------------------------------------

ASSETS

CURRENT
 Cash and cash equivalents                                  $    552,061
 Accounts receivable                                             310,767
 Prepaid insurance and other                                   1,208,496
- --------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                           2,071,324



VESSELS, EQUIPMENT AND FIXTURES, less accumulated
 depreciation (Note 2)                                        13,845,567


INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATE
 (Note 3)                                                        271,022



LAND UNDER DEVELOPMENT FOR DOCKSIDE GAMING
 (Note 4)                                                      4,542,678


DOCKSIDE GAMING DEVELOPMENT COSTS (Note 4)                       188,278

DEFERRED DRYDOCK COSTS (Note 1)                                  177,712

OTHER ASSETS                                                     242,274
- --------------------------------------------------------------------------

                                                            $ 21,338,855
==========================================================================

                                              EUROPA CRUISES CORPORATION
                                                        AND SUBSIDIARIES

                                              CONSOLIDATED BALANCE SHEET

================================================================================

December 31,                                                                     1995

- ---------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                                  $   1,784,173
 Current maturities of long-term debt (Note 5)                              1,819,035
 Unearned cruise revenues                                                      72,039
- ---------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                   3,675,247

LONG-TERM DEBT, less current maturities (Note 5)                            7,807,633

OTHER LIABILITIES                                                             150,000
- ---------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                          11,632,880
- ---------------------------------------------------------------------------------------

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (Notes 3, 9 and 12)

- ---------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (NOTES 6 AND 7):
 Preferred stock, $.01 par value; shares authorized
  5,000,000; outstanding 2,959,800 ($4,266,680 aggregate
  liquidation preference)                                                      29,598
 Common stock, $.001 par value - shares authorized
  50,000,000; issued 24,133,607; outstanding 18,033,307                        24,133
COMMON STOCK SUBSCRIBED                                                       200,000
 Additional paid-in capital                                                23,685,534
 Unearned ESOP shares                                                      (7,082,188)
 Deficit                                                                   (6,960,946)
 Treasury stock, at cost, 1,250,000 shares                                   (190,156)
- ---------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                  9,705,975
- ---------------------------------------------------------------------------------------

                                                                        $  21,338,855
=======================================================================================

                    See accompanying notes to consolidated financial statements.

                                              EUROPA CRUISES CORPORATION
                                                        AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

Year ended December 31,                                                     1995               1994
- --------------------------------------------------------------------------------------------------------

REVENUES
 Gaming revenue (Note 9(b))                                          $11,577,974        $ 8,839,194
 Passenger fares                                                       4,635,650          6,478,055
 Food and beverage                                                     1,352,986          1,806,588
 Subcharter fees                                                       1,015,174            235,990
 Other                                                                   662,046            275,350
 Gain on sale of land (Note 4)                                             --             2,253,124
- --------------------------------------------------------------------------------------------------------
                                                                      19,243,830         19,888,301
- --------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
 Vessel operating                                                      13,852,562        11,428,953
 Administrative and general                                             2,632,150         3,004,900
 Advertising and promotion                                              1,859,306         2,042,215
 Depreciation and amortization (Note 2)                                 1,345,437           873,393
 Interest, net (Note 5)                                                   851,383           724,240
 Other operating (Note 11)                                                490,192           735,160
- --------------------------------------------------------------------------------------------------------
                                                                       21,031,030        18,808,861
- --------------------------------------------------------------------------------------------------------
 (Loss) income before cumulative effect of change
   in accounting for drydock costs                                     (1,787,200)        1,079,440
- --------------------------------------------------------------------------------------------------------
 Cumulative effect of change in accounting for
   drydock costs (Note 1)                                                 215,098                --
- --------------------------------------------------------------------------------------------------------

Net (Loss) Income                                                      (1,572,104)        1,079,440

PREFERRED STOCK DIVIDENDS                                                (283,124)         (198,972)
- --------------------------------------------------------------------------------------------------------

NET (LOSS) INCOME APPLICABLE TO COMMON STOCK                         $ (1,855,228)      $   880,468
========================================================================================================

                    See accompanying notes to consolidated financial statements.

                                              EUROPA CRUISES CORPORATION
                                                        AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (CONTINUED)

================================================================================

Year ended December 31,                                               1995              1994
- ----------------------------------------------------------------------------------------------

PER SHARE AMOUNTS

Net (loss) income applicable to common stock before
  cumulative effect of change in accounting for drydock
  costs                                                       $        (.12)    $         .05

Cumulative effect of change in accounting for
  drydock costs                                                         .01                --
- ----------------------------------------------------------------------------------------------

Net (loss) income per common and common
 equivalent share - primary and fully-diluted                 $        (.11)    $         .05
==============================================================================================

PRO FORMA AMOUNTS

(Assuming the new method of accounting for drydock costs was applied retroactively.)

Net (loss) income applicable to common stock                  $  (2,070,324)    $     654,468

Net (loss) income per common share                            $       (.12)     $         .04

==============================================================================================

Weighted average number of common and common
 equivalent shares outstanding - primary
 and fully diluted                                               17,571,692        16,076,858
==============================================================================================

                    See accompanying notes to consolidated financial statements.

                                              EUROPA CRUISES CORPORATION
                                                        AND SUBSIDIARIES


                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                         (NOTES 6 AND 7)

================================================================================

                                                                           Additional
                                   Preferred           Common              Paid-in             Unearned
                                   Stock               Stock               Capital             ESOP Shares
- ----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993       $     18,260     $      14,485     $       8,867,671         $          -

Issuance of units                      13,900               695             3,384,702                    -

Issuances of common stock                   -             8,323            11,132,365           (7,455,000)

Acquisition of treasury stock               -                 -                     -                    -

ESOP compensation                           -                 -                     -              279,452

Preferred stock dividends                   -                14               138,986                    -
Net income for the year                     -                 -                     -                    -
- ----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994             32,160            23,517            23,523,724           (7,175,548)

Issuances of common stock                   -                55                48,345                    -

ESOP compensation                           -                 -              (110,937)              93,360

Preferred stock dividends                   -               305               222,096                    -

Common stock subscription                   -                 -                     -                    -

Stock subscription receivable               -                 -                     -                    -

Conversion of preferred to common      (2,562)              256                 2,306                    -

Net loss for the year                       -                 -                     -                    -
- ----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995       $     29,598     $      24,133     $      23,685,534         $ (7,082,188)
================================================================================================================
                                                 Common Stock                           Treasury
                                                  Subscribed          (Deficit)           Stock               Total
- ----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                 $               -      $   (5,986,186)    $      (148,750)    $     2,765,480

Issuance of units                                          -                   -                   -           3,399,297

Issuances of common stock                                  -                   -                   -           3,685,688

Acquisition of treasury stock                              -                   -             (41,406)            (41,406)

ESOP compensation                                          -                   -                   -             279,452

Preferred stock dividends                                  -            (198,972)                  -             (59,972)
Net income for the year                                    -           1,079,440                   -           1,079,440
- ----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                                 -          (5,105,718)           (190,156)         11,107,979

Issuances of common stock                                  -                   -                   -              48,400

ESOP compensation                                          -                   -                   -             (17,577)

Preferred stock dividends                                  -            (283,124)                  -             (60,723)

Common stock subscription                            500,000                   -                   -             500,000

Stock subscription receivable                       (300,000)                  -                   -            (300,000)

Conversion of preferred to common                          -                   -                   -                   -

Net loss for the year                                      -          (1,572,104)                  -          (1,572,104)
- ----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                 $         200,000      $   (6,960,946)    $      (190,156)    $     9,705,975
============================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                              EUROPA CRUISES CORPORATION
                                                        AND SUBSIDIARIES


                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               (NOTE 10)

================================================================================

Year ended December 31,                                                    1995             1994
- --------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net (loss) income                                               $   (1,572,104)    $  1,079,440
- --------------------------------------------------------------------------------------------------

Adjustments to reconcile net (loss) income
 to net cash used in operating activities:
  Depreciation and amortization                                       1,345,437          873,393
  ESOP (benefit) provision                                              (17,577)         279,452
  Bad debt expense                                                        --            115,395
  Gain on sale of dockside gaming property                                --         (2,253,124)
  Expenses paid in shares of common stock                                 --            158,904
  Cumulative effect of change in accounting principle                  (215,096)          --
  (Increase) decrease  in:
    Accounts receivable                                                (227,046)         452,075
    Prepaids and other                                                  553,897         (194,956)
    Vessel lease deposit                                                  --             252,000
  (Decrease) increase in:
    Accounts payable, accrued expenses and other liabilities           (372,421)      (1,650,923)
    Unearned cruise revenues                                           (120,582)         110,824
- --------------------------------------------------------------------------------------------------

Total adjustments                                                       946,612       (1,856,960)
- --------------------------------------------------------------------------------------------------

Cash (used in) operating activities                                    (625,492)        (777,520)
- --------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Purchases of property and equipment, net                              (980,619)      (1,550,403)
 Development costs for dockside gaming                                 (127,101)         (26,068)
 Deposit on sale of gaming equipment                                      --            (300,000)
 Proceeds from sale of gaming equipment                                   --           1,100,326
 Proceeds from sale of dockside gaming property                           --           2,487,781
- --------------------------------------------------------------------------------------------------

Cash (used in) provided by investing activities                      (1,107,720)       1,711,636
- --------------------------------------------------------------------------------------------------

                                              EUROPA CRUISES CORPORATION
                                                        AND SUBSIDIARIES


                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               (NOTE 10)

================================================================================

Year ended December 31,                                                 1995           1994
- ---------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Proceeds from:
  Stock subscription payments                                   $    200,000    $      --
  Issuance of common stock                                              --        1,711,389
  Long-term debt                                                   8,285,896        771,624
  Issuance of units                                                     --        3,399,297
 Repayment of:
  Long-term debt                                                  (9,261,694)    (3,822,169)
  Preferred stock dividends                                          (60,723)       (59,972)
  Purchase of treasury stock                                            --          (41,406)
- ---------------------------------------------------------------------------------------------

Cash (used in) provided by financing activities                     (836,521)     1,958,763
- ---------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents              (2,569,733)     2,892,879
Cash and cash equivalents, beginning of year                       3,121,794        228,915
- ---------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                          $    552,061   $  3,121,794
=============================================================================================

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

================================================================================

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

================================================================================

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

================================================================================

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

                                              EUROPA CRUISES CORPORATION
                                                        AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

2.  VESSELS,        Vessels, equipment and fixtures consist of the following:
    EQUIPMENT                                                               1995
    AND FIXTURES    ------------------------------------------------------------
                    Vessels                                         $ 13,136,901
                    Vessel improvements                                1,351,709
                    Gaming equipment under capital lease               1,649,900
                    Office and vessel equipment                          873,089
                    Furniture, fixtures and other                        511,468
                    Leasehold improvements                               554,063
                    ------------------------------------------------------------

                                                                      18,077,130
                    Less accumulated depreciation and
                     amortization                                      4,231,563


                    ------------------------------------------------------------
                                                                    $ 13,845,567
                    ============================================================

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

3.  INVESTMENT IN   On December 31, 1990, the Company rescinded a transaction in
    AND             which it had previously sold its twenty percent ownership
    ADVANCES TO     interest in Marne (Delaware), Inc. (Marne) by reacquiring
    UNCONSOLIDAT-   its investment and a $340,000 note receivable in exchange
    ED AFFILIATE    for $541,620 of promissory notes payable to a principal
                    stockholder and a former officer. The Company has not received delivery of title in its name reflecting its equity interest in Marne, has ceased payments on the notes payable and is seeking to have the transaction rescinded. It is the Company's position that title cannot be properly transferred since Marne (an S-Corporation) is not permitted to have C-
                    Corporation shareholders. In connection with the 1994 settlement of a lawsuit against a former officer of the Company, the Company transferred its ownership interest in ten percent of Marne to the former officer and recorded an expense of $115,395. The Company has discontinued recording its equity share of earnings in Marne due to the title uncertainties noted above and believes its investment in and advances to Marne at December 31, 1995 of $271,022 will be recovered through offsets against $140,948 of notes payable to principal stockholders and cash payments from Marne and such stockholders for the remainder. In February 1996, a Delaware Court issued a memorandum opinion on a related matter which is expected to result in the resolution of the above assets and liabilities with no material adverse effect to the Company. (Note 12)

                                              EUROPA CRUISES CORPORATION
                                                        AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


4.Land Under                            The Company through its two
   Development                          wholly-owned subsidiaries, Casino
   for Dockside                         World, Inc. (CWI) and Mississippi
   Gaming and                           Gaming Corporation (MGC) plans to
   Dockside                             develop and operate a casino and
   Gaming                               hotel at Diamondhead, Mississippi.
   Development                          The proposed gaming operations in
   Costs                                Mississippi are subject to numerous
                                        risks and uncertainties including but
                                        not limited to the availability of
                                        financing, licensing, and the receipt
                                        of environmental permits from the
                                        Mississippi Department of Marine
                                        Resources and the U.S. Army Corps of
                                        Engineers. Litigation brought by
                                        environmental groups opposed to
                                        further development of gaming in
                                        Mississippi may delay regulatory
                                        approvals and the issuance of permits
                                        necessary for the construction of a
                                        casino at the Company's proposed
                                        gaming operations in Mississippi.  In
                                        June 1995, the Company was granted
                                        site approval by the Mississippi
                                        Gaming Commission.  This site
                                        approval is land specific, and
                                        therefore, the cost associated with
                                        obtaining this site approval has been
                                        capitalized to the land cost.  On
                                        February 1, 1996 MGC entered into a
                                        lease agreement with the Hancock
                                        County Port and Harbor Commission to
                                        lease the tidelands under which the
                                        casino barges will be moored and the
                                        area under the pier from the hotel to
                                        the casinos.   The lease term is five
                                        years commencing 30 days after
                                        construction of the project begins.
                                        There are four five (5) year renewal
                                        option periods.  The cost of the
                                        lease is $2,250,000 for the first
                                        five years of which $25,000 was paid
                                        on signing, and $95,000 is payable
                                        upon commencement of construction.
                                        Both payments are to be applied
                                        toward the lease payments which are
                                        $10,000

                                              EUROPA CRUISES CORPORATION
                                                        AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                    per month during construction and the remainder of the $2,250,000 will be paid over the remainder of the lease after operation of the casino commences. There are no assurances that the necessary regulatory approvals can be obtained or that financing will be available. The Company does not have the financial resources to develop its proposed Mississippi dockside gaming facility. Accordingly, there are no assurances that the development will be successfully completed.

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

                    Dockside gaming development costs consist of the following:

                                                                            1995
                    ------------------------------------------------------------
                    Licenses                                         $    77,000
                    Other development costs                              111,278
                    ------------------------------------------------------------

                                                                     $   188,278
                    ============================================================

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

                                              EUROPA CRUISES CORPORATION
                                                        AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

5.   LONG-TERM      Long-term debt consists of:
     DEBT                                                                                               1995
                    ------------------------------------------------------------------------------------------
                    Bank term loan, principal and interest payable $102,000
                     monthly through May 2003, floating rate of interest at
                     Libor plus 325 basis  points (9% at December 31, 1995)
                     capped at 11.35% with an interest rate swap agreement,
                     collateralized by accounts receivable, inventory,
                     intangible assets and substantially all vessels,equipment
                     and fixtures. (a)                                                       $     6,161,642

                    Capital lease obligation on gaming equipment, payable
                     $46,398 monthly to February 1998, including interest
                     at nine percent                                                               1,092,310

                    Bank term loan  payable  $25,000 monthly at interest
                     rate of 11% to September 1996, collateralized by
                     property  with a net book value of approximately
                     $4,500,000. (b)                                                               1,187,000

                    9% note payable, principal and interest payable
                     $4,827 monthly through November 2000,
                     collateralized by 400,000 shares of Europa common stock.                        294,827

                    Notes payable to former officer/director, principal
                     and interest at 10% payable monthly, collateralized
                     by stock and note receivable of unconsolidated affiliate,
                     with a book value of $271,022.                                                  140,948

                    6.99% insurance financing arrangement,
                     payable $75,601 per month                                                       682,360

                     Other                                                                            67,581

                    ------------------------------------------------------------------------------------------

                     Total                                                                         9,626,668

                     Less current maturities                                                      (1,819,055)
                    ------------------------------------------------------------------------------------------
                                                                                             $     7,807,633
                    ==========================================================================================

                                              EUROPA CRUISES CORPORATION
                                                        AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                    (a) As of December 31, 1995, the Company was not in compliance with its tangible net worth and cash flow covenants required under the terms of its bank loan agreement. The bank has waived the Company's default by waiving beyond December 31, 1996, compliance with the cash flow covenant requirement and reducing the tangible net worth requirement. Accordingly, the Company is in compliance with the loan requirements.

                    (b) The Bank term loan of $1,187,000 was scheduled to mature on September 1, 1996. On April 12, 1996, the Bank extended the maturity to January 31, 1997, with monthly principal payments of $13,000, plus interest, during the extension period. Accordingly, the portion due in 1997 is classified as a long-term liability in the accompanying consolidated balance sheet.

                    Annual maturities of long-term debt are as follows:


                          1996                                  $     1,819,035
                          1997                                        2,276,437
                          1998                                          829,448
                          1999                                          820,652
                          2000                                          911,839
                          Thereafter                                  2,969,257
                    ------------------------------------------------------------

                                                                $     9,626,668
                    ============================================================


                    Interest expense consists of:

                                                               1995       1994
                    ------------------------------------------------------------
                    Interest cost incurred                 $952,046    $809,644
                    Less:
                    Interest income                        (100,663)    (85,404)
                    ------------------------------------------------------------
                    Interest expense (net)                 $851,383    $724,240
                    ============================================================

6.   STOCKHOLDERS'
     EQUITY
                    In June 1989, the Company issued, in connection with the initial public offering, and the underwriter purchased, for $100, five-year warrants to purchase 400,000 shares of common stock at a price of $1.20 per share. During the year ended December 31, 1994, the Company redeemed the then outstanding 142,250 warrants in exchange for 57,008 unregistered shares of common stock. In connection with the redemption, the

                                              EUROPA CRUISES CORPORATION
                                                        AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                    Company recorded an expense of $40,704 representing the estimated fair market value of the shares issued.

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

                                              EUROPA CRUISES CORPORATION
                                                        AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                    Outstanding stock options are summarized as follows:

                                       1995                        1994
                             ------------------------     ---------------------------
                             NUMBERS OF     PRICE PER       Number Of      Price Per
                              SHARES         SHARE          Shares            Share
- ----------------------------------------------------------------------------------------------

   Outstanding, January 1     2,726,250  $ .16 - 4.00       2,326,250    $.16 - 4.00
   Options issued                                             400,000           1.50
   Options exercised               -             -                -              -
   Options cancelled          1,546,250    .16 - 4.00
- ----------------------------------------------------------------------------------------------
   Outstanding, December 31   1,180,000  $1.06 - 2.25       2,726,250    $.16 - 4.00
==============================================================================================

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

                    In March 1994, the Company offered, pursuant to Regulation S, one million units at $5.50 per unit, each unit consisting of one share of the Company's $.001 par value common stock and two shares of the Company's Series S-PIK Junior, cumulative, convertible, non-

                                              EUROPA CRUISES CORPORATION
                                                        AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

                    redeemable, non-voting $.01 par value preferred stock. Each share of Series S-PIK preferred stock is convertible into one share of the Company's voting common stock, at any time after February 15, 1995. During 1995, 256,200 shares of these shares were converted to 256,200 common shares. The Series S-PIK preferred stock ranks junior to the Series S and Series S-NR preferred shares as to the distribution of assets upon liquidation, dissolution or winding up of the Company. Upon liquidation of the Company, the S-PIK preferred stock will have a liquidation preference of $2.00 per share. A cumulative quarterly dividend of $0.04 per share is payable on the Series S-PIK preferred stock. At the option of the Company, for a period of three years, dividends may be paid by issuing shares of the Company's common stock. In connection with this offering, the Company sold 695 units aggregating 695,000 shares of common stock and 1,390,000 shares of preferred stock and collected approximately $3,399,297, net of costs of approximately $423,203. During 1995, the Company elected to pay all the dividends in common stock, of which 305,093 shares valued at $222,401 were issued in 1995 including accrued dividends from 1994.

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

                                              EUROPA CRUISES CORPORATION
                                                        AND SUBSIDIARIES


                            NOTES TO CONSOLIDATED FINANCIAL SUBSIDIARIES

===============================================================================

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

                                              EUROPA CRUISES CORPORATION
                                                        AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================


                    As of December 31, 1995, 250,000 shares have been legally released and will be allocated to participants' accounts. At December 31, 1995, 4,750,000 shares with a fair market value of $3,705,000 are unearned.

8.   INCOME         At December 31, 1995, the Company had net operating loss
     TAXES          carrying forwards for income taxes of approximately $10.5
                    million which expire through 2010. Changes in ownership of greater than fifty percent which occurred as a result of the Company's issuances of common and preferred stock may result in a substantial annual limitation of approximately
                    $1,500,000 being imposed upon the future utilization of approximately $7.9 million of the net operating losses for tax purposes.

                    The 1994 provision for income taxes of approximately $406,000 has been offset by utilization of approximately $1,080,000 of book net operating loss carryforwards.

                    Deferred income taxes are comprised of the following at December 31, 1995:

                    [CAPTION]

                                                                           1995
                    -----------------------------------------------------------
                    Depreciation                                 $    1,498,000
                    Income from unconsolidated affiliate                 72,000
                    -----------------------------------------------------------


                    Gross deferred tax liability                      1,570,000
                    -----------------------------------------------------------

                    Loss Carry forwards                              (3,950,000)
                    Other                                               (10,000)
                    ------------------------------------------------------------
                    Gross deferred tax asset                         (3,960,000)

                    Deferred tax asset valuation allowance            2,390,000
                    ------------------------------------------------------------

                    Net deferred tax asset                       $          --
                    ============================================================

                    Realization of any portion of the Company's deferred tax asset at December 31, 1995 is not considered to be more likely than not and accordingly a $2,390,000 valuation allowance has been provided.

                                              EUROPA CRUISES CORPORATION
                                                        AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================


9.   COMMITMENTS    (a)  Leases
                         ------
     AND
     CONTINGENCIES  The Company leases certain port facilities, sales and office space and office equipment under lease agreements which expire through 2001. The leases generally contain renewal options and require that the Company pay for utilities, insurance, property taxes, rental expense and maintenance.
                    The Company currently leases office space and dockage in Florida at Madeira Beach, Ft. Myers, Miami Beach and in
                    Diamondhead, Mississippi. Rental expense, which is primarily based on a per passenger basis, aggregated approximately
                    $724,000 and $583,000 in 1995 and 1994, respectively.

                    Minimum rental obligations under all noncancelable operating leases with terms of one year or more as of December 31, 1995, are as follows:

                    1996                                $   618,000
                    1997                                    618,000
                    1998                                    536,000
                    1999                                    536,000
                    2000                                    536,000
                    Thereafter                              210,000
                                                            -------
                                                        $ 3,054,000
                                                        ===========

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

                                                      EUROPA CRUISES CORPORATION
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


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

                    (b)  Gaming Concession Agreements
                         ----------------------------

                    On September 16, 1994, the Company terminated a Gaming Concession Agreement and entered into a consulting agreement with CAMC. Under the consulting agreement, Europa manages and operates all casinos on board its vessels and CAMC provides consulting services through December 31, 1997. As a consultant to the Company, CAMC receives $37,500 per month or 3.5% of gross gaming revenue, whichever is greater, CAMC also receives $140 per cruise for the services of a Purser on board each vessel. Prior to termination of the agreement, CAMC managed and operated the Casinos in exchange for thirty-five percent of gross gaming revenue. CAMC waived a termination fee of approximately $1,400,000 which the Company would have been required to pay for early termination.

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

                                                      EUROPA CRUISES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


                    (c)  Litigation
                         ----------

                    On May 5, 1993, Charles S. Liberis, the Founder of the Company and Former Chairperson of the Board of Directors, filed a civil action in Florida seeking unspecified damages against Europa, Charles H. Reddien, Sharon E. Petty, Ernst
                    G. Walter, Deborah A. Vitale, Stephen M. Turner, William A. Herold, Victor B. Gersh, CAMC, Serco, AustroInvest International Ltd., and others challenging the settlement agreements between Mr. Liberis and Serco entered into on December 12, and 14, 1992. No trial date has been set.

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

                    (d)  Sales and Use Taxes
                         -------------------

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

                                                      EUROPA CRUISES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


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

                    (e)  Government Regulation - Day Cruise Gaming Vessels
                         -------------------------------------------------

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

                                             EUROPA CRUISES CORPORATION
                                                       AND SUBSIDIARIES

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


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

                                             EUROPA CRUISES CORPORATION
                                                       AND SUBSIDIARIES

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


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

                                              EUROPA CRUISES CORPORATION
                                                        AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                    to develop a fair tax that would not be burdensome to the passengers, or those companies engaged in the cruise to nowhere business.

10.  SUPPLEMENTAL   Supplemental schedules of interest paid are as follows:
     CASH FLOW
     INFORMATION                                                         1995          1994
                    ------------------------------------------------------------------------
                    Interest                                       $  998,000    $  897,000

                    Non-cash transactions are as follows:
                                                                         1995          1994
                    -----------------------------------------------------------------------

                    Gaming equipment financed by seller             $       -    $1,600,000
                    Vessel financed by seller                               -     1,017,452

                    Common stock issued to seller in
                     connection with vessel purchase                        -     1,500,000

                    Expenditures paid in shares of
                     common stock                                      48,400       158,904
                    Contribution of note payable to
                     additional paid-in capital                             -       115,395

                    Unearned ESOP shares                                    -     7,455,000
                    Exercise of option to purchase land                     -     3,000,000
                    Conversion of promissory note into
                     200,000 shares of Company's common
                     stock                                                          200,000
                    Financed insurance premiums                       682,360       594,048
                    Preferred stock dividends                         222,401        27,800

                                             EUROPA CRUISES CORPORATION
                                                       AND SUBSIDIARIES

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 ===============================================================================

11.  OTHER          Other operating costs consist of the following:
     OPERATING                                                1995          1994
     COSTS          ------------------------------------------------------------
                    ESOP (benefit) provision           $  (17,577)    $  279,000
                    Shareholder litigation                 393,366       161,000
                    Write off Mexico
                     development costs                      24,288
                    Other                                   90,115       295,160
                    ------------------------------------------------------------

                                                       $   490,192    $  735,160
                    ============================================================


12.  SUBSEQUENT     Liberis Litigation - Delaware
     EVENTS         -----------------------------

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

                    In March 1996, the Company subscribed approximately 1,089,000 shares of common stock in a Regulation S offering which will net proceeds of $500,000 after offering costs.

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

14.  FAIR VALUE     The Financial Accounting Standards Board ("FASB") has
     OF FINANCIAL   issued Statement of Financial Accounting Standards ("SFAS")
     INSTRUMENTS    No. 107 which requires the estimated fair value amounts to be determined by the

                                                      EUROPA CRUISES CORPORATION
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 ===============================================================================


                    Company's management using available market information and other valuation methods. However, considerable judgement is required to interpret market data in developing the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods mayhave a material effect on the estimated fair value amounts. Furthermore, the Company does not intend to dispose of a significant portion of its financial instruments and, thus, any aggregate unrealized gains or losses should not be interpreted as a forecast of future earnings and cash flows.

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

                    The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

                    Cash and cash equivalents - the carrying amounts reported in
                    -------------------------
                    the consolidated balance sheet approximate those assets' fair value.

                    Accounts receivable - the carrying amounts reported in the
                    -------------------
                    consolidated balance sheet approximate those assets' fair value.

                    Investment in and advances to unconsolidated affiliate - the
                    ------------------------------------------------------
                    carrying amounts reported in the consolidated balance sheet approximates those assets' fair value.

                    Long-term debt - the carrying amount approximates fair
                    --------------
                    value. The approximate carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1995 are as follows:

                                                      Carrying      Fair
                                                       Amount       Value
                    -----------------------------------------------------------
                    FINANCIAL ASSETS:
                      Cash and cash equivalents     $  552,061  $  552,061
                      Accounts receivable               31,767     310,767

                                                EUROPA CRUISES CORPORATION
                                                          AND SUBSIDIARIES


                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

                    Investment in and advances to
                    unconsolidated affiliate            271,022     271,022

                   FINANCIAL LIABILITIES:
                    Long-term debt                  $ 9,626,668  $9,626,668
                   ========================================================