Form 10KSB/A
period 1995-12-31
EUROPA CRUISES CORP
filed 1996-05-08
CIK 844887

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                  FORM 10-KSBA

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the fiscal year ended December 31, 1995

COMMISSION FILE NO: 0-17529
                    -------

                           EUROPA CRUISES CORPORATION
                 (name of small business issuer in its charter)

    DELAWARE                                                   59-2935476
- - -------------------------                                -----------------------
(State of Incorporation)                                     (I.R.S. Employer
                                                          Identification Number)

150-153rd Avenue East, Suite 200, Madeira Beach, Florida 33708
- - --------------------------------------------------------------
(Address of principal executive offices)


Registrant's telephone number, including area code:              813/393-2885
                                                                 ---------------------------
Securities registered pursuant to Section 12 (b) of the Act:      None
                                                                  --------------------------
Securities registered pursuant to Section 12 (g) of the Act:   Common Stock, par value $.001
                                                               -----------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO___
                                                              ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year: $  19,243,830      .
                                                         -------------------

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
                              ---------------



                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- - ---------------------
Passenger Fares, Gaming, Beverage, Meal and Subcharter Revenues
- - ---------------------------------------------------------------

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

Gain on Sale of Land
- - --------------------

     On May 27, 1994, the Company sold its Backbay Biloxi, Mississippi gaming site to the owners of the Imperial Palace Hotel & Casino, Las Vegas, Nevada. The Company realized a net profit of $2,253,124 from this transaction.

Vessel Operating Expenses
- - -------------------------

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

Meal Costs
- - ----------

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

Administrative and General Expenses
- - -----------------------------------

     Administrative and general expenses decreased by approximately $373,000 primarily due to a decrease at the corporate level related to reductions in personnel and other operating costs.

ESOP Adjustment
- - ---------------

     The 1995 loss includes a nonrecurring ESOP adjustment which decreased the net loss by $279,000. See notes 1 and 7 to the financial statements.

Advertising and Promotion
- - -------------------------

     Advertising and promotion decreased by $183,000 reflecting decreased marketing costs principally in Miami to reduce Miami's overall operating costs as compared to the 1994 operating costs in Key West.

Depreciation
- - ------------

     Depreciation and amortization increased approximately $472,000 in 1995 when compared to 1994. This increase results substantially from the Company operating four vessels for a full year in 1995 as compared to three vessels in 1994.

Fourth Quarter Results - 1994
- - -----------------------------

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

Liquidity and Capital Resources
- - -------------------------------

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

COSTS REDUCTIONS
- - ----------------

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

DEBT REPAYMENT AND RESTRUCTURING
- - --------------------------------

     Significant efforts are being made to fund the $1.2 million due First Union on January 31, 1997:
- - --------------------------

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

FUTURE ACCOUNTING CHANGES
- - -------------------------

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


Miami, Florida                                                 BDO Seidman, LLP
March 22, 1996, except for Note 5(b)
which is as of April 12, 1996

                                              EUROPA CRUISES CORPORATION
                                                        AND SUBSIDIARIES

                                              CONSOLIDATED BALANCE SHEET

================================================================================



==========================================================================

December 31,                                                        1995
- - --------------------------------------------------------------------------

ASSETS

CURRENT
 Cash and cash equivalents                                  $    552,061
 Accounts receivable                                             310,767
 Prepaid insurance and other                                   1,208,496
- - --------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                           2,071,324



VESSELS, EQUIPMENT AND FIXTURES, less accumulated
 depreciation (Note 2)                                        13,845,567


INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATE
 (Note 3)                                                        271,022



LAND UNDER DEVELOPMENT FOR DOCKSIDE GAMING
 (Note 4)                                                      4,542,678


DOCKSIDE GAMING DEVELOPMENT COSTS (Note 4)                       188,278

DEFERRED DRYDOCK COSTS (Note 1)                                  177,712

OTHER ASSETS                                                     242,274
- - --------------------------------------------------------------------------

                                                            $ 21,338,855
==========================================================================

                                              EUROPA CRUISES CORPORATION
                                                        AND SUBSIDIARIES

                                              CONSOLIDATED BALANCE SHEET

================================================================================

December 31,                                                                     1995

- - ---------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                                  $   1,784,173
 Current maturities of long-term debt (Note 5)                              1,819,035
 Unearned cruise revenues                                                      72,039
- - ---------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                   3,675,247

LONG-TERM DEBT, less current maturities (Note 5)                            7,807,633

OTHER LIABILITIES                                                             150,000
- - ---------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                          11,632,880
- - ---------------------------------------------------------------------------------------

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (Notes 3, 9 and 12)

- - ---------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (NOTES 6 AND 7):
 Preferred stock, $.01 par value; shares authorized
  5,000,000; outstanding 2,959,800 ($4,266,680 aggregate
  liquidation preference)                                                      29,598
 Common stock, $.001 par value - shares authorized
  50,000,000; issued 24,133,607; outstanding 18,033,307                        24,133
COMMON STOCK SUBSCRIBED                                                       200,000
 Additional paid-in capital                                                23,685,534
 Unearned ESOP shares                                                      (7,082,188)
 Deficit                                                                   (6,960,946)
 Treasury stock, at cost, 1,250,000 shares                                   (190,156)
- - ---------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                  9,705,975
- - ---------------------------------------------------------------------------------------

                                                                        $  21,338,855
=======================================================================================

                    See accompanying notes to consolidated financial statements.

                                              EUROPA CRUISES CORPORATION
                                                        AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

Year ended December 31,                                                     1995               1994
- - --------------------------------------------------------------------------------------------------------

REVENUES
 Gaming revenue (Note 9(b))                                          $11,577,974        $ 8,839,194
 Passenger fares                                                       4,635,650          6,478,055
 Food and beverage                                                     1,352,986          1,806,588
 Subcharter fees                                                       1,015,174            235,990
 Other                                                                   662,046            275,350
 Gain on sale of land (Note 4)                                             --             2,253,124
- - --------------------------------------------------------------------------------------------------------
                                                                      19,243,830         19,888,301
- - --------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
 Vessel operating                                                      13,852,562        11,428,953
 Administrative and general                                             2,632,150         3,004,900
 Advertising and promotion                                              1,859,306         2,042,215
 Depreciation and amortization (Note 2)                                 1,345,437           873,393
 Interest, net (Note 5)                                                   851,383           724,240
 Other operating (Note 11)                                                490,192           735,160
- - --------------------------------------------------------------------------------------------------------
                                                                       21,031,030        18,808,861
- - --------------------------------------------------------------------------------------------------------
 (Loss) income before cumulative effect of change
   in accounting for drydock costs                                     (1,787,200)        1,079,440
- - --------------------------------------------------------------------------------------------------------
 Cumulative effect of change in accounting for
   drydock costs (Note 1)                                                 215,098                --
- - --------------------------------------------------------------------------------------------------------

Net (Loss) Income                                                      (1,572,104)        1,079,440

PREFERRED STOCK DIVIDENDS                                                (283,124)         (198,972)
- - --------------------------------------------------------------------------------------------------------

NET (LOSS) INCOME APPLICABLE TO COMMON STOCK                         $ (1,855,228)      $   880,468
========================================================================================================

                    See accompanying notes to consolidated financial statements.

                                              EUROPA CRUISES CORPORATION
                                                        AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (CONTINUED)

================================================================================

Year ended December 31,                                               1995              1994
- - ----------------------------------------------------------------------------------------------

PER SHARE AMOUNTS

Net (loss) income applicable to common stock before
  cumulative effect of change in accounting for drydock
  costs                                                       $        (.12)    $         .05

Cumulative effect of change in accounting for
  drydock costs                                                         .01                --
- - ----------------------------------------------------------------------------------------------

Net (loss) income per common and common
 equivalent share - primary and fully-diluted                 $        (.11)    $         .05
==============================================================================================

PRO FORMA AMOUNTS

(Assuming the new method of accounting for drydock costs was applied retroactively.)

Net (loss) income applicable to common stock                  $  (2,070,324)    $     654,468

Net (loss) income per common share                            $       (.12)     $         .04

==============================================================================================

Weighted average number of common and common
 equivalent shares outstanding - primary
 and fully diluted                                               17,571,692        16,076,858
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

                                              EUROPA CRUISES CORPORATION
                                                        AND SUBSIDIARIES


                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                         (NOTES 6 AND 7)

================================================================================

                                                                           Additional
                                   Preferred           Common              Paid-in             Unearned
                                   Stock               Stock               Capital             ESOP Shares
- - ----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993       $     18,260     $      14,485     $       8,867,671         $          -

Issuance of units                      13,900               695             3,384,702                    -

Issuances of common stock                   -             8,323            11,132,365           (7,455,000)

Acquisition of treasury stock               -                 -                     -                    -

ESOP compensation                           -                 -                     -              279,452

Preferred stock dividends                   -                14               138,986                    -
Net income for the year                     -                 -                     -                    -
- - ----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994             32,160            23,517            23,523,724           (7,175,548)

Issuances of common stock                   -                55                48,345                    -

ESOP compensation                           -                 -              (110,937)              93,360

Preferred stock dividends                   -               305               222,096                    -

Common stock subscription                   -                 -                     -                    -

Stock subscription receivable               -                 -                     -                    -

Conversion of preferred to common      (2,562)              256                 2,306                    -

Net loss for the year                       -                 -                     -                    -
- - ----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995       $     29,598     $      24,133     $      23,685,534         $ (7,082,188)
================================================================================================================
                                                 Common Stock                           Treasury
                                                  Subscribed          (Deficit)           Stock               Total
- - ----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                 $               -      $   (5,986,186)    $      (148,750)    $     2,765,480

Issuance of units                                          -                   -                   -           3,399,297

Issuances of common stock                                  -                   -                   -           3,685,688

Acquisition of treasury stock                              -                   -             (41,406)            (41,406)

ESOP compensation                                          -                   -                   -             279,452

Preferred stock dividends                                  -            (198,972)                  -             (59,972)
Net income for the year                                    -           1,079,440                   -           1,079,440
- - ----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                                 -          (5,105,718)           (190,156)         11,107,979

Issuances of common stock                                  -                   -                   -              48,400

ESOP compensation                                          -                   -                   -             (17,577)

Preferred stock dividends                                  -            (283,124)                  -             (60,723)

Common stock subscription                            500,000                   -                   -             500,000

Stock subscription receivable                       (300,000)                  -                   -            (300,000)

Conversion of preferred to common                          -                   -                   -                   -

Net loss for the year                                      -          (1,572,104)                  -          (1,572,104)
- - ----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                 $         200,000      $   (6,960,946)    $      (190,156)    $     9,705,975
============================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                              EUROPA CRUISES CORPORATION
                                                        AND SUBSIDIARIES


                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               (NOTE 10)

================================================================================

Year ended December 31,                                                    1995             1994
- - --------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net (loss) income                                               $   (1,572,104)    $  1,079,440
- - --------------------------------------------------------------------------------------------------

Adjustments to reconcile net (loss) income
 to net cash used in operating activities:
  Depreciation and amortization                                       1,345,437          873,393
  ESOP (benefit) provision                                              (17,577)         279,452
  Bad debt expense                                                        --            115,395
  Gain on sale of dockside gaming property                                --         (2,253,124)
  Expenses paid in shares of common stock                                 --            158,904
  Cumulative effect of change in accounting principle                  (215,096)          --
  (Increase) decrease  in:
    Accounts receivable                                                (227,046)         452,075
    Prepaids and other                                                  553,897         (194,956)
    Vessel lease deposit                                                  --             252,000
  (Decrease) increase in:
    Accounts payable, accrued expenses and other liabilities           (372,421)      (1,650,923)
    Unearned cruise revenues                                           (120,582)         110,824
- - --------------------------------------------------------------------------------------------------

Total adjustments                                                       946,612       (1,856,960)
- - --------------------------------------------------------------------------------------------------

Cash (used in) operating activities                                    (625,492)        (777,520)
- - --------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Purchases of property and equipment, net                              (980,619)      (1,550,403)
 Development costs for dockside gaming                                 (127,101)         (26,068)
 Deposit on sale of gaming equipment                                      --            (300,000)
 Proceeds from sale of gaming equipment                                   --           1,100,326
 Proceeds from sale of dockside gaming property                           --           2,487,781
- - --------------------------------------------------------------------------------------------------

Cash (used in) provided by investing activities                      (1,107,720)       1,711,636
- - --------------------------------------------------------------------------------------------------

                                              EUROPA CRUISES CORPORATION
                                                        AND SUBSIDIARIES


                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               (NOTE 10)

================================================================================

Year ended December 31,                                                 1995           1994
- - ---------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Proceeds from:
  Stock subscription payments                                   $    200,000    $      --
  Issuance of common stock                                              --        1,711,389
  Long-term debt                                                   8,285,896        771,624
  Issuance of units                                                     --        3,399,297
 Repayment of:
  Long-term debt                                                  (9,261,694)    (3,822,169)
  Preferred stock dividends                                          (60,723)       (59,972)
  Purchase of treasury stock                                            --          (41,406)
- - ---------------------------------------------------------------------------------------------

Cash (used in) provided by financing activities                     (836,521)     1,958,763
- - ---------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents              (2,569,733)     2,892,879
Cash and cash equivalents, beginning of year                       3,121,794        228,915
- - ---------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                          $    552,061   $  3,121,794
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

                                              EUROPA CRUISES CORPORATION
                                                        AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                    Outstanding stock options are summarized as follows:

                                       1995                        1994
                             ------------------------     ---------------------------
                             NUMBERS OF     PRICE PER       Number Of      Price Per
                              SHARES         SHARE          Shares            Share
- - ----------------------------------------------------------------------------------------------

   Outstanding, January 1     2,726,250  $ .16 - 4.00       2,326,250    $.16 - 4.00
   Options issued                                             400,000           1.50
   Options exercised               -             -                -              -
   Options cancelled          1,546,250    .16 - 4.00
- - ----------------------------------------------------------------------------------------------
   Outstanding, December 31   1,180,000  $1.06 - 2.25       2,726,250    $.16 - 4.00
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

                              EUROPA CRUISES CORPORATION

                              /s/ Lester E. Bullock
DATE:  May 8, 1996         _____________________________________
                              By: Lester E. Bullock, President


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature and Title                                          Date
- - -------------------                                          ----




/s/ Lester E. Bullock                                 May 8, 1996
- - -------------------------------------------
Lester E. Bullock
President and Director




/s/ Deborah A. Vitale                                 May 8, 1996
- - -------------------------------------------
Deborah A. Vitale
Corporate Secretary and Director




/s/ Piers Hedley                                       May 8, 1996
- - ---------------------------------------------
Piers Hedley
Director



/s/ Debra Gladstone                                   May 8, 1996
- - -------------------------------------------
Debra Gladstone
Chief Financial Officer