Form 10QSB
period 1996-03-31
EUROPA CRUISES CORP
filed 1996-05-15
CIK 844887

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from __ to __

                         Commission File Number 0-17529

                           EUROPA CRUISES CORPORATION
- --------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

          DELAWARE                                          59-2935476
- -------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                Number)

150 153rd Avenue, Suite 200, Madeira Beach, Florida              33708
- ---------------------------------------------------            ----------
(Address of principal executive offices)                       (zip code)

                                 (813) 393-2885
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X      No
                                 ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                Number of Shares Outstanding

                                                    At April 30, 1996
                                                ----------------------------
                                                       19,538,778
                                                ----------------------------

                           EUROPA CRUISES CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                        PAGE NO.

      ITEM 1      Consolidated Statements of Operations for the Three
      ------
                  Months Ended March 31, 1996 and 1995.                  2

                  Consolidated Balance Sheets as of March 31, 1996 and
                  December 31, 1995.                                     3-4

                  Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 1996 and 1995.                  5-6

                  Notes to Consolidated Financial Statements             7-10


      ITEM 2      Management's Discussion and Analysis of Financial
      ------      Condition and Results of Operations for the Three
                  Months Ended March 31, 1996 and 1995.                 10-11



PART II - OTHER INFORMATION

      ITEM 1      Legal Proceedings                                     11
      ------

      ITEM 5      Other Information                                     12
      ------

      ITEM 6      Exhibits and Reports on Form 8K                       12
      ------

                         PART I - FINANCIAL INFORMATION


      ITEM 1      Financial Statements

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

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Three Months Ended March 31
                                                    1996               1995
                                                ------------       ------------
Revenues
Gaming revenue                                  $  2,588,314       $  3,363,486
Passenger fares                                    1,229,755          1,317,164
Food and beverage                                    354,428            367,243
Subcharter fees                                      237,267            552,005
Other                                                 58,604             71,243
                                                ------------       ------------
                                                   4,468,368          5,671,141
                                                ------------       ------------
Costs and Expenses:
Vessel operating                                   3,079,209          3,665,581
Administrative and general                           566,135            764,736
Advertising and promotion                            390,791            536,781
Depreciation and amortization                        346,371            191,870
Interest, net                                        211,706            196,776
Other operating                                       45,625             65,300
                                                ------------       ------------
                                                   4,639,837          5,421,044
                                                ------------       ------------
Net (loss) income                                   (171,469)           250,097
Preferred stock dividends                            (29,872)           (71,324)
                                                ------------       ------------
Net (loss) income applicable to
common stock                                    $   (201,341)      $    178,773
                                                ============       ============
Net (loss) income per common                    $       (.01)      $       0.01
                                                ============       ============

Weighted average number of
common and common equivalent
shares outstanding primary and
fully diluted                                     18,673,985         17,565,416
                                                ============       ============


                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                                March 31, 1996
                                                                --------------
Current Assets:
Cash and cash equivalents                                        $   481,037
Accounts receivable                                                  531,512
Prepaid insurance and other                                        1,037,090
                                                                 -----------
Total current assets                                               2,049,639
Vessels, equipment and fixtures, less                             13,687,899
accumulated depreciation
Land under development for dockside
gaming                                                             4,542,678
Other Assets                                                         765,014
                                                                 -----------
                                                                 $21,045,230
                                                                 ===========


                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                March 31, 1996
                                                                --------------
Current Liabilities:
Accounts payable and accrued liabilities                        $  1,598,227
Current maturities of long-term debt                               2,702,232
Unearned cruise revenues                                              99,363
                                                                ------------
      Total current liabilities                                    4,399,822
                                                                ------------
Long-term debt less current maturities                             6,400,277
Other liabilities                                                    150,000
                                                                ------------
Total liabilities                                                 10,950,099
                                                                ------------
Stockholder's equity:

Preferred stock, $.01 par value;
shares authorized 5,000,000; outstanding
2,959,800; ($4,266,680 aggregate
liquidation preference)                                               28,725

Common stock, $.001 par value-
shares authorized 50,000,000;
issued 25,622,432; outstanding 19,222,432                             25,138
Additional paid-in-capital                                        24,397,695

Unearned ESOP Shares                                              (6,988,986)

Deficit                                                           (7,177,285)

Treasury stock, at cost,
1,300,000 shares                                                    (190,156)
                                                                ------------
      Total stockholders' equity                                  10,095,131
                                                                ------------
                                                                $ 21,045,230
                                                                ============


                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Three Months Ended March 31,
                                                        1996           1995
                                                     ---------      ---------
Operating Activities:
  Net (loss) income                                  $(171,469)     $ 250,097
  Adjustments to reconcile net (loss)
  income to net cash used in operating
  activities:
  Depreciation and amortization                        346,371        191,870
  Release of ESOP shares                                45,625         65,000
  Decrease (increase) in:
    Accounts receivable                                 79,255        (18,695)
    Prepaid and other assets                           174,734        174,104
  Increase (decrease) in:
    Accounts payable and accrued liabilities          (191,947)       (18,695)
    Unearned cruise revenues                            27,324         (8,947)
                                                     ---------      ---------
Cash provided by operating activities                  309,893        694,344
                                                     ---------      ---------

Investing activities:
  Purchases of property and equipment                  (55,758)      (103,525)
  Development costs for dockside gaming                (25,000)      (133,410)
                                                     ---------      ---------
  Cash (used in) investing activities                $ (80,758)     $(236,935)
                                                     ---------      ---------


                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                    Three Months Ended March 31,
                                                        1996          1995
                                                     ---------     ---------
Financing activities:
  Proceeds from issuance of common stock             $230,000      $     --
  Payment of notes and long-term debt                (524,159)       (590,858)
  Preferred stock dividends                            (6,000)        (15,000)
                                                  -----------     -----------
Cash (used in) financing activities
                                                     (300,159)       (605,858)
                                                  -----------     -----------
Net (decrease) in cash and cash equivalents           (71,024)       (148,349)
Cash and cash equivalents,
beginning of period                                   552,061       3,121,794
                                                  -----------     -----------
Cash and cash equivalents,
end of period                                        $481,037      $2,973,445
                                                  ===========     ===========


                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.     Significant Accounting Policies

Casino Revenue

Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Revenue does not include the retail amount of fares, food, and beverage provided gratuitously to customers, which was $410,000 and $217,000 for the three months ended March 31 in 1996 and 1995 respectively.

Note 2.     Net Income (Loss) Per Share

Net income (loss) per share is based on net income (loss) after preferred stock dividend requirements and the weighted average number of common shares outstanding during each period after giving effect to stock options and warrants considered to be dilutive common stock equivalents. It is assumed that all dilutive stock options and warrants are exercised at the beginning of each year and that the proceeds are used to purchase up to 20 percent of the outstanding shares of the Company's common stock with any remaining proceeds utilized to repay indebtedness. Primary and fully diluted earnings per share were not calculated for 1996, since such calculation would be anti-dilutive.

Common shares outstanding includes issued shares less shares held in treasury and the 4,687,500 unallocated and uncommitted shares held by the ESOP trust at March 31, 1996.

Fully diluted earnings per common and common equivalent share is not materially different from primary net income per share.

Note 3.    Material Contingencies

(a)   Sea Lane Bahamas

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

      The Company's liability, for alleged damages arising out of the condition of the EuropaJet upon its redelivery is in dispute. The lessor claims the liability for damages to the EuropaJet under the charterparty agreement is in excess of $1 million. The Company and the lessor were unable to settle this dispute with respect to the condition of the EuropaJet when it was redelivered, and the amount of the Company's remaining obligation will be determined in arbitration. To date, the Company has accrued expenses of $150,000 relating to this contingency.

(b)   Litigation

      On or about May 5, 1993, Charles S. Liberis, the founder of the Company and a former Chairman of the Board, filed suit in the Circuit Court in and for Pinellas County, Florida (Case No. 93-0016126-CI-008) against Steve Turner, Deborah A. Vitale, William A. Herold, Ernst G. Walter, Sharon E. Petty, Charles
H. Reddien, Victor B. Gersh, Serco International Limited, Casinos Austria Maritime Corporation (CAMC), and Austroinvest International Limited seeking unspecified damages for rescission, fraud and conspiracy for which the Company may be required to indemnify its directors. On or about August 4, 1993, Liberis filed an Amended Complaint, naming additional defendants and adding a count for defamation. On or about April 22, 1996, Liberis filed a motion for Leave to File a Second Amended Complaint to add a claim for intentional infliction of emotional distress. The Court has not yet granted Liberis' motion for leave to file a Second Amended Complaint. No trial date has been set.

The Company's litigation, including the foregoing, may have an adverse impact on the Company's ability to secure financing for its planned Mississippi expansion and on licensing by the Mississippi Gaming Commission. The ultimate outcome of these matters cannot presently be determined. Accordingly, the financial statements do not include any adjustments that might result from litigation uncertainty.

(c)   Sales and Use Taxes

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

      On June 28, 1989, the Department of Revenue issued Technical Assistance Advisement (TAA 89 (A) - 034) to Europa Cruise Line, Ltd. (the entity which is now known as Europa Cruises Corporation). This TAA appeared to resolve the admissions tax issue and the tax on purchases issued in favor of Europa. The Department revised this TAA in 1990, purporting to "clarify" that it had actually intended to conclude that the admissions tax was applicable. The revision did not revisit the tax on purchases. On April 21, 1995, the Assistant General Counsel for the Florida Department of Revenue issued a recommendation to the auditor responsible for the Europa sales tax assessments that the TAA issued on June 28, 1989, should be honored. Therefore, the Assistant General Counsel recommended that the assessment for Europa Cruise Line, Ltd., be eliminated for the period from June 28, 1989 to May 2, 1990. For the period following May 2, 1990, the Company relies on Florida statutes that provide that vessels are not establishments subject to admission sales tax. The Assistant General Counsel further recommends that the TAA be honored for all purchases made by Europa Cruise Line, Ltd., if such purchases were for supplies appropriate to carry out the purposes for which the Vessel was designed. The recommendation is limited to assessments for Europa Cruise Line, Ltd. However, the Company intends to pursue the argument that the successor entities are entitled to the benefits of the TAA. The recommendation of General Counsel for the Department of Revenue regarding the TAA will reduce the sales tax assessment by the Department of Revenue. However, it is not possible for the Company to estimate the amount of the reduction in the sales tax assessment at this time. In late April 1996, the Florida Department of Revenue issued a Final Notice of Intent to make Audit Changes that totals $6.6 million of which $1.7 million and $1.3 million represent interest and penalties respectively. The Company has until July 6, 1996 to file a protest to this assessment. The Company strongly disagrees with the proposed Audit Changes and intends to vigorously contest the factual, statutory, and regulatory issues which form the basis for the proposed Audit Changes. The Company believes many of the proposed Audit Changes will be resolved in the Company's favor. However, the outcome of this matter is uncertain and if the Company is not successful in challenging the proposed Audit Changes by the Florida Department of Revenue, the additional Sales and Use Tax the Company will be required to pay would have a major substantial adverse impact on the Company's financial condition.

(d) Government Regulation - Day Cruise Gaming Vessels

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

(e) Casino Industry Litigation

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

(f) Proposed Florida Law Relating to Cruise to Nowhere Business

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

      On May 4, 1996, the Florida Legislative Session closed with no action taken on either proposed bill. As a result these bills died in the 1996 legislative session.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Three Months Ended March 31, 1996

Revenues

      Revenue from casino operations decreased by approximately $775,000 or 30% in the first quarter of 1996 over the comparable period of 1995 due in part to significant winter storms which caused not only lost cruises, but also a corresponding drop in passenger count due to rough seas. Madeira Beach first quarter 1996 passenger count was 32,819 compared to 35,400 in 1995, a reduction of 8% or an equivalent reduction in casino revenue of approximately $86,000. Bad weather also caused a reduction in the trend toward higher passenger counts in the Ft. Myers Beach port. Ft. Myers Beach passenger count in the first quarter of 1996 increased by 10%. Using the prior three-year trend for first quarter passenger count increases, passenger count would have increased by 20%, a difference of 10%. Despite bad weather, Ft. Myers was still able to maintain a 10% increase.

      The Company's east coast port in Miami Beach was affected both by weather and down time for vessel maintenance. Average passengers per cruise was 74 compared to 106 in 1995 in Key West, a reduction of 43%. In January 1996, the Miami port was temporally closed for 10 days when the Europa Sun was redeployed to Ft. Myers port in order to maintain operations in Ft. Myers Beach while an emergency shaft repair was completed on the Europa Star. This temporary closure in Miami resulted in the loss of approximately 18 cruises. Operations began in Miami Beach on March 29, 1995. Prior to that date, the vessel was operated out of Key West.

      The most significant reduction in casino revenues came from a lower than average casino hold percentage in the quarter. Unlike land based casinos which are open 24 hours a day, the casino hold percentage on a vessel is effected by gaming time of only 4 to 5 hours per cruise and short term fluctuations in hold percentage can be expected. However, in the long term, the fluctuations correct to expected hold percentages. For example, based on a normalization of the hold percentage, casino revenue in Madeira Beach would have been approximately $370,000 higher.

      During the first quarter of 1996 the Company received $237,000 under a charter agreement of the M/V Stardancer compared to $552,000 in the first quarter of 1995, a decrease of 60%. In the first quarter of 1995, the Company managed the casino on the chartered vessel and received a management fee of $293,000 in addition to the charter fee. The Company has no similar arrangement in 1996. The charter agreement will expire June 30, 1996. The Company is negotiating a new one year agreement with an unrelated third party.

Vessel Operating Expenses

      Vessel operating expenses including casino operations, cost of food and beverage sales, marine operations, and all other vessel related expenses decreased by approximately $587,000, or 16%, as a result of cost cutting measures instituted by the Company in the fourth quarter of 1995. In the first quarter of 1996, meal costs were reduced by approximately $215,000, a savings of approximately 29%.

Administration and General Expenses

      Administrative and general expenses decreased by approximately $199,000, or 26% over the comparable quarter of 1995, primarily due to reduced compensation expense and decreases in legal and professional fees.

Advertising and Promotion

      Advertising and promotion decreased by approximately $145,990 or about 37% in 1996, primarily due to concentrating marketing efforts aimed at increasing recognition through promotions rather than paid advertising. This type of marketing has been very successful in the Miami Beach market in April where advertising costs are high compared to the other two ports.

Liquidity and Capital Resources

      The Company's working capital deficiency was $2.4 million at March 31, 1996. Current maturities of long-term debt increased by $1.1 million reflecting the February, 1996 payment due First Union Bank of Florida. Cash provided by operations in the first quarter of 1996 was approximately $300,000. Depreciation, release of ESOP shares, a decrease in accounts receivable and prepaid expenses more than offset changes in accounts payable and increased unearned cruise revenues. Cash provided by operations was used to purchase property and equipment of approximately $81,000, for dockside development costs of $25,000, debt reduction $524,000 and preferred stock dividends $6,000. Cash and cash equivalents decreased $71,000 from December 31, 1995.

      As of December 31, 1995, the Company was not in compliance with its tangible net worth and cash flow covenants as required under the loan with First Union National Bank of Florida. First Union waived the Company's default by waiving compliance with the cash flow covenant through April 30, 1997 and reducing the tangible net worth requirement through April 30, 1997. At March 31, 1996, the Company met the reduced tangible net worth requirement. Therefore, the Company is in compliance with the loan requirement.

      As of May 15, 1996, the Company received $530,000 in proceeds from Regulation S offerings made in the last quarter of 1995 and the first quarter of 1996.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        See item 5, Material Contingencies

Item 5.     Other Information

      At a Board meeting held April 18, 1996, the Board voted to grant nonqualifed options to the following employees and Directors:

Deborah A. Vitale, Director          800,000
Piers Hedley, Director               250,000
Lester Bullock, Director             250,000
Lester Bullock, Employee             150,000
Charles Reddien, Employee            400,000
Debra Gladstone, Employee             50,000
Andy Rufo, Employee                   50,000
Michael Reeves, Employee              50,000
Jim Monninger, Employee               50,000

Employee option awards are subject to certain vesting criteria.

Item 6.     Exhibits and Reports on Form 8-K

      No reports on Form 8K have been filed during the quarter ended March 31, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               EUROPA CRUISES CORPORATION


Date:  May 15, 1996                             By: /s/Lester E. Bullock
                                                    -------------------------
                                                    Lester E. Bullock
                                                    President



                                                By: /s/Debra Gladstone
                                                    -------------------------
                                                    Debra Gladstone
                                                    Chief Financial Officer