Form 10QSB
period 1996-06-30
EUROPA CRUISES CORP
filed 1996-08-12
CIK 844887

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from      to
                                                       ----    ----

                         Commission File Number 0-17529

                           EUROPA CRUISES CORPORATION
- --------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

          DELAWARE                                           59-2935476
- -------------------------------                 --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                               Number)

 150 153rd Avenue, Suite 200, Madeira Beach, Florida           33708
- --------------------------------------------------------------------------------
      (Address of principal executive offices)               (zip code)

                          (813) 393-2885 extension 326
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

                                                Number of Shares Outstanding

                                                      At June 30, 1996
                                             -----------------------------------
                                                          19,828,517
                                             -----------------------------------

                           EUROPA CRUISES CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                        PAGE NO.

ITEM 1      Consolidated Statements of Operations for the Three
- ------      Months Ended June 30, 1996 and 1995.                         2

            Consolidated Statements of Operations for the Six
            Months ended June 30, 1996 and 1995.                         3

            Consolidated Balance Sheet as of June 30, 1996.              4-5

            Consolidated Statements of Cash Flows for the Six
            Months Ended June 30, 1996 and 1995.                         6-7

            Notes to Consolidated Financial Statements                   8-12


ITEM 2      Management's Discussion and Analysis of Financial
- ------      Condition and Results of Operations for the Three
            Months and Six Months Ended June 30, 1996 and 1995.          12-14



PART II - OTHER INFORMATION

ITEM 1      Legal Proceedings                                            15
- ------

ITEM 5      Other Information                                            15
- ------

ITEM 6      Exhibits and Reports on Form 8K                              15
- ------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


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

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                  Three Months Ended June 30,
                                                   1996                 1995
                                                   ----                 ----

Revenues:
Casino revenue                                $  3,900,082         $  3,141,292
Passenger fares                                  1,064,609            1,189,144
Food and beverage                                  435,608              387,107
Charter fees                                       146,805              381,843
Other                                               59,451               89,108
                                             --------------      --------------
                                                 5,606,555            5,188,494
                                              -------------       -------------
Costs and Expenses:
Vessel operating                                 3,330,837            4,022,829
Administrative and general                         486,976            1,050,742
Advertising and promotion                          403,528              613,319
Depreciation and amortization                      346,509              281,257
                                             --------------       -------------
                                                 4,567,850            5,968,147
                                              -------------        ------------
Other (Income) Expense:
Interest, net                                      234,351              163,415
Other expense                                       60,625               61,017
                                             --------------       -------------
                                                   294,976              224,432
                                              -------------        ------------
Net income (loss)                                  743,729           (1,004,085)
Preferred stock dividends                          (75,223)             (70,600)
                                              -------------       --------------
Net income (loss) applicable to common
stock                                         $    668,506        $  (1,074,685)
                                              =============       ==============
Net income (loss) per common share            $       0.03        $      ($0.06)
                                              =============       ==============
Weighted average number of common
shares outstanding                              19,782,452           17,510,146
                                              =============       =============

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                    Six Months Ended June 30,
                                                    1996                 1995
                                                    ----                 ----

Revenues:
Casino revenue                                 $ 6,488,396         $  6,504,778
Passenger fares                                  2,294,364            2,506,308
Food and beverage                                  790,036              754,350
Charter fees                                       384,072              933,848
Other                                              118,055              160,351
                                              -------------       -------------
                                                10,074,923           10,859,635
                                               ------------        ------------
Costs and Expenses:
Vessel operating                                 6,410,045            7,766,940
Administrative and general                       1,043,973            1,737,248
Advertising and promotion                          794,319            1,150,100
Depreciation and amortization                      702,019              473,127
                                              -------------       -------------
                                                 8,950,356           11,127,415
                                              -------------       -------------
Other (Income) Expense:
Interest, net                                      446,057              360,191
Other expense                                      106,250              126,017
                                              -------------       -------------
                                                   552,307              486,208
                                              -------------       -------------
Net income (loss)                                  572,260             (753,988)
Preferred stock dividends                         (120,105)            (141,924)
                                              -------------       --------------
Net income (loss) applicable to common
stock                                         $    452,155         $   (895,912)
                                              =============        =============
Net income (loss) per common share            $       0.02         $     ($0.05)
                                              =============        =============
Weighted average number of common
shares outstanding                              19,238,171           17,475,934
                                               ============        ============

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS
                                              June 30, 1996
                                              -------------

Current Assets:
Cash and cash equivalents                       $ 1,210,215

Accounts receivable                                 176,393

Prepaid insurance and other                         888,846
                                              -------------

Total current assets                              2,275,454
                                               ------------

Vessels, equipment and fixtures, less
accumulated depreciation                         13,726,596

Land under development for dockside
gaming                                            4,610,301

Other assets                                        749,338
                                              -------------

                                               $ 21,361,689
                                              =============

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 June 30, 1996
                                                 -------------

Current Liabilities:

Accounts payable and accrued liabilities           $    982,576

Current maturities of long-term debt                  2,669,368

Unearned cruise revenues                                 75,459
                                                   ------------

      Total current liabilities                       3,727,403
                                                   ------------

Long-term debt less current maturities                6,134,963

Other liabilities                                       150,000
                                                   ------------

Total liabilities                                    10,012,366
                                                   ------------
Stockholder's equity:

Preferred stock, $.01 par value;
shares authorized 5,000,000; outstanding
2,872,467; ($4,092,014 aggregate
liquidation preference)                                 28,725

Common stock, $.001 par value-
shares authorized 50,000,000;
issued 25,828,517; outstanding 19,828,517               25,828

Additional paid-in-capital                          24,888,539

Unearned ESOP Shares                                (6,895,782)

Deficit                                             (6,507,831)

Treasury stock, at cost, 1,250,000 shares             (190,156)
                                                  ------------

Total stockholders' equity                          11,349,323
                                                  ------------

                                                  $ 21,361,689
                                                  ============

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Six Months Ended June 30,
                                                     1996                1995
                                                     ----                ----
Operating Activities:

  Net income (loss) before income taxes         $  572,260            $(753,988)

  Adjustments to reconcile net income
  (loss) to net cash provided by (used in) operating activities:

  Depreciation and amortization                    702,019              471,502

  Release of ESOP shares                           106,250              126,018

  Decrease (increase) in:

    Accounts receivable                             36,181              (54,931)

    Prepaid expenses and other assets              422,493              209,372

  Increase (decrease) in:

    Accounts payable and accrued liabilities      (801,598)             217,676

    Unearned cruise revenues                         3,420               (6,319)
                                                ----------            ---------

Cash provided by operating activities            1,041,025              209,330
                                                ----------            ---------

Investing activities:

  Purchases of property and equipment             (457,750)            (347,064)

  Development costs for dockside gaming            (67,623)            (160,446)
                                                ----------            ---------
  Cash (used in) investing activities             (525,373)            (507,510)
                                                ----------             ---------

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                   Six Months Ended June 30,
                                                     1996               1995
                                                     ----               ----


Financing activities:
  Proceeds from issuance of common stock       $   997,110         $        -0-

  Proceeds from long-term debt                         -0-            6,446,332

  Payment of notes and long-term debt             (822,337)          (8,200,319)

  Preferred stock dividends                        (32,271)             (30,000)
                                               -----------         ------------
Cash provided by (used in) financing
activities                                         142,502           (1,783,987)
                                              -------------        ------------

Net increase (decrease) in cash and cash
equivalents                                        658,154           (2,082,167)

Cash and cash equivalents,
beginning of period                                552,061            3,121,794
                                              ------------         ------------

Cash and cash equivalents,
end of period                                 $  1,210,215         $  1,039,627
                                              ============         ============

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     General

      Casino Revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Revenue does not include the retail amount of fares, food, and beverage provided gratuitously to customers, which was $505,000 and $275,000 for the three months ended June 30, 1996 and 1995 respectfully; and $915,000 and $490,000 for the six months ended June 30, 1996 and 1995, respectively.

      Certain   1995  amounts   have  been   reclassified   to  conform  to  the
classifications for 1996.

Note 2.     Net Income (Loss) Per Share

      Net income (loss) per share is based on net income (loss) after preferred stock dividend requirements and the weighted average number of common shares outstanding during each period. Stock options and warrants considered to be common stock equivalents for both primary and fully diluted calculations were not materially dilutive. Convertible preferred which is not a common stock equivalent was anti-dilutive and therefore not considered in the fully diluted calculation.

      Common shares outstanding include issued shares less shares held in treasury, 4,625,000 unallocated and uncommitted shares held by the ESOP trust at June 30, 1996, and 400,000 shares held in escrow by the Company as collateral for a note with a principal balance of $282,000 at June 30, 1996.

Note 3.     Income Taxes

      The Company's taxable income in 1996 has been offset substantially by the utilization of net operating loss carryforwards.

Note 4.     Material Contingencies

(a)   Sea Lane Bahamas
- ---   ----------------

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

(b)   Liberis Litigation
- ---   ------------------

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

(c)   Sales and Use Taxes
- ---   -------------------

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

      On June 28, 1989, the Department of Revenue issued Technical Assistance Advisement (TAA 89 (A) - 034) to Europa Cruise Line, Ltd. (the entity which is now known as Europa Cruises Corporation). This TAA appeared to resolve the admissions tax issue and the tax on purchases issued in favor of Europa. The Department revised this TAA in 1990, purporting to "clarify" that it had actually intended to conclude that the admissions tax was applicable. The revision did not revisit the tax on purchases. On April 21, 1995, the Assistant General Counsel for the Florida Department of Revenue issued a recommendation to the auditor responsible for the Europa sales tax assessments that the TAA issued on June 28, 1989, should be honored. Therefore, the Assistant General Counsel recommended that the assessment for Europa Cruise Line, Ltd., be eliminated for the period from June 28, 1989 to May 2, 1990. For the period following May 2, 1990, the Company relies on Florida statutes that provide that vessels are not establishments subject to admission sales tax. The Assistant General Counsel further recommends that the TAA be honored for all purchases made by Europa Cruise Line, Ltd., if such purchases were for supplies appropriate to carry out the purposes for which the Vessel was designed. The recommendation is limited to assessments for Europa Cruise Line, Ltd. However, the Company intends to pursue the argument that the successor entities are entitled to the benefits of the TAA. The recommendation of General Counsel for the Department of Revenue regarding the TAA will reduce the sales tax assessment by the Department of Revenue. However, it is not possible for the Company to estimate the amount of the reduction in the sales tax assessment at this time. In late April 1996, the Florida Department of Revenue issued a Final Notice of Intent to make Audit Changes that totals $6.6 million of which $1.7 million and $1.3 million represent interest and penalties respectively. The Company strongly disagrees with the proposed Audit Changes and intends to vigorously contest the factual, statutory, and regulatory issues which form the basis for the proposed Audit Changes. The Company believes many of the proposed Audit Changes will be resolved in the Company's favor. However, the outcome of this matter is uncertain and if the Company is not successful in challenging the proposed Audit Changes by the Florida Department of Revenue, the additional Sales and Use Tax the Company will be required to pay would have a major substantial adverse impact on the Company's financial condition. In July 1996, the Company's legal counsel filed a Protest with the Florida Department of Revenue contesting all amounts assessed.

(d)   Government Regulation - Day Cruise Gaming Vessels
- ---   -------------------------------------------------

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

(e)   Casino Industry Litigation
- ---   --------------------------

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

(f)   Robert M. Baer, et al. v. Ambassador  Cruise Lines, Inc., et al.  (In  the
- ---   --------------------------------------------------------------------------
Circuit  Court of the Seventeenth  Judicial  Circuit  In and For Broward County,
- --------------------------------------------------------------------------------
Florida ) Case No. 96-6177 (21)
- -------------------------------

      On May 7, 1995, Robert M. Baer, on Behalf of Himself and All Others Similarly Situated, filed a class action lawsuit against approximately thirty-eight defendants, including Europa Cruises of Florida I and Europa Cruises of Florida II, in the Circuit County of the Seventeenth Judicial Circuit In and For Broward County., Florida. (Case No. 96-6177 (21). Europa Cruises of Florida I, Inc. and Europa Cruises of Florida II, Inc., were served with the Complaint on or about July 11, 1996. The suit was filed against the manufacturers, distributors and promoters of video poker and electronic slot machines and the owners, operators and promoters of cruise ship casinos which utilized casino video poker machines and electronic slot machines. The plaintiff alleges fraud in connection with the labeling, design, promotion and operation of casino video poker machines and electronic slot machines, violation of the Florida Racketeer Influenced and Corrupt Organizations Act ("RICO"), common law fraud and deceit, unjust enrichment, and negligent misrepresentation. The plaintiff contends that the defendant owners, operators and promoters of cruise ship casinos, along with the manufacturers, distributors, and promoters of video poker machines and electronic slot machines, have engaged in a course of fraudulent and misleading conduct intended to induce people to play their machines based on a false understanding that the machines operate in a random fashion and are unpredictable. The plaintiff alleges that these machines actually follow fixed, preordained sequences that are not random, but rather are both predictable and subject to manipulation by defendants and others. The plaintiff seeks damages in excess of one billion dollars, including treble their general and special compensatory damages, punitive damages, consequential and incidental damages, interest, costs, attorneys' fees and a preliminary and permanent injunction requiring defendants to accurately and properly describe their video poker machines and electronic slot machines. The Company intends to vigorously defend this lawsuit. The Company is sharing the cost of this litigation with certain other defendants who have retained the same law firm to represent them. The ultimate outcome of these matters cannot presently be determined. Accordingly, the financial statements do not include any adjustments that might result from litigation uncertainty.

(g)   Lonnie Avant, et al. v. Europa  Cruises  Corporation (In the United States
- ---   --------------------------------------------------------------------------
District Court for the Middle District of Florida (Cases No. 96-217-CIV-FTM-24D)
- --------------------------------------------------------------------------------

      On June 13,  1996,  Lonnie  Avant,  on behalf of  herself  and all  others similarly situated, filed a class action lawsuit against Europa Cruises Corporation, d/b/a/ Europa Seakruz, Lester Bullock and John Does 1-10 (Europa's other directors, officers and managers) in the United States District Court for the Middle District of Florida, Fort Myers Division, Case No. 96-217-CIV-FTM-24D). The Company was served with the Complaint on or about June 19, 1996. The suit was filed against the Company and its directors, officers and managers. The Plaintiff alleges that the Company and its directors, officers, and managers intentionally charged fictitious "port charges" and thereby overcharged numerous customers and that this practice violated the federal Racketeer Influenced and Corrupt Organizations Act (RICO). The plaintiff seeks treble damages, attorneys fees, litigation expenses, costs and restitution. This is one of a number of class action lawsuits relating to "port charges" recently filed against cruise ship companies. The Company intends to vigorously defend this lawsuit. The ultimate outcome of these matters cannot presently be determined. Accordingly, the financial statements do not include any adjustments that might result from litigation uncertainty.

Note 5.     Long-term debt

      As of June 30, 1996, the Company was in compliance with its tangible net worth covenant but was not in compliance with its cash flow covenant required under the terms of its bank loan agreement. The bank has waived the Company's default by deferring compliance with the cash flow covenant requirement.

Item 2.     Management's  Discussion  and  Analysis  of  Financial Condition and
            --------------------------------------------------------------------
Results of Operations
- ---------------------

Results of Operations for the Three Months Ended June 30, 1996
- --------------------------------------------------------------

Revenues
- --------

      Revenue from casino operations increased by approximately $759,000 or 24% over the comparable period of 1995. This increase in revenue was the result of a strong casino hold percentage and a 6% increase in passenger count from 83,194 in 1995 to 88,755 in 1996. The Company's east coast port in Miami Beach had a 22% increase in passenger count and a 33% increase in casino revenue over the comparable period of 1995. This increase is primarily the result of a change in the marketing approach for the Miami port instituted in April 1996 and reduced competition from the temporary closure of a competitor.

      Passenger revenue decreased by approximately $125,000 or 11% over the comparable period in 1995 due to decreased fares in the Madeira Beach port which has the greatest number of competitors and decreased fares in Miami where the marketing approach was recently changed to decrease the passenger fare charge. The decrease in passenger fares in Miami is partially offset by a separate charge for food to passengers interested in dining.

      Food and beverage revenue increased by approximately $49,000 or 12% over the comparable period in 1995 primarily due to charging separately for meals in the Miami port.

      During the three months ended June 30, 1996 the Company received $147,000 under a charter agreement of the M/V Stardancer compared to $256,000 in the second quarter of 1995, a decrease of 43%. The charter agreement expired on June 30, 1996 and the M/V Stardancer is currently being utilized as a replacement vessel at the Company's operating ports during the third quarter in order to drydock the Company's three operating vessels. It is anticipated that drydocks will be completed by approximately October 1, 1996. The Company is currently seeking another charter hire for the M.V. Stardancer as well as other alternatives for use of the Stardancer after October 1, 1996. During the three months ended June 30, 1995, the Company received approximately $131,000 under a charter hire casino management agreement. This agreement was terminated in June 1995.
                                       12

Vessel Operating Expenses
- -------------------------

      Vessel operating expenses, including casino operations, costs of food and beverage sales, marine operations and other vessel-related expenses, decreased by approximately $692,000, or 17% as a result of cost cutting measures instituted by the Company in the fourth quarter of 1995. In the second quarter of 1996, meal costs were reduced by approximately $236,000, a savings of approximately 31%.

Administration and General
- --------------------------

      Administrative and general expenses decreased by approximately $564,000, or 54%, primarily due to a $485,000 decrease in corporate overhead from reduced payroll costs and decreases in legal and professional fees. Reduced administrative and general expenses at the port level primarily reflect reduced payroll costs.

Advertising and Promotion
- -------------------------

      Advertising and promotion decreased by approximately $210,000 or 34%. The most significant decrease occurred in the Miami port where advertising and promotion decreased by approximately 70% compared to the same period in 1995. Alternatives to media marketing where instituted in April 1996 in Miami due to the high costs of media advertising in the Miami area and as a final attempt at increasing passenger counts at the Miami Port. This new marketing approach, along with the Company's absence of a local competitor, resulted in an 8% increase in the passenger count for the 3 months ended June 30, 1996 compared to the same period in 1995.

Results of Operations for the Six Months Ended June 30, 1996
- ------------------------------------------------------------

Revenues
- --------

      Casino revenue from the three operating ports remained constant compared to the same period of 1995.

      Passenger revenue decreased by approximately $212,000 or 9% over the comparable period in 1995. Though, to date, there have been no new specific competitors entering into the Company's existing markets, the Florida market is very fluid with port openings and closings happening throughout the state. Even in its established markets, the Company's customer base is very sensitive to changes in passenger fare pricing. The Company believes that decreases in passenger fares are necessary to remain competitive and can be more than offset by other vessel revenues.

      The $550,000 decrease in charter fees is primarily related to a $425,000 decrease in charter hire management fee income which terminated in June 1995. Net operating income from charter of the M/V Stardancer was approximately $260,000 for the six months ended June 30, 1996 compared to $322,000 for the same period in 1995.

Vessel Operating Expenses
- -------------------------

      Vessel operating expenses, including casino operations, costs of food and beverage sales, marine operations and other vessel-related expenses, decreased by approximately $1,357,000, or 17%, as a result of cost cutting measures instituted by the Company in the fourth quarter of 1995. Casino operating costs were reduced approximately $372,000 including a $285,000 one-time reduction for casino costs related to the Stardancer Charter hire management agreement which was terminated in June 1995.. The Company took over operations of the casino in October 1994. The costs of providing meals on board was reduced by approximately $430,000. The Company took over operations of food preparation in September 1995. Recreation and entertainment costs were reduced approximately $369,000 and reduction in payroll and payroll related expenses in all other departments accounted for the remaining vessel operating costs reductions.

Administration and General
- --------------------------

      Administrative and general expenses decreased by approximately $693,000, or 40%, primarily due to reduced payroll and payroll related expenses of approximately $200,000 and decreases in legal and professional fees of approximately $450,000.

      Two new legal cases have  recently been brought  against the Company.  See
Note 4, Material Contingencies, Items (f) (g). The Company does not anticipate that these cases will materially increase its legal and professional fee costs for the remainder of the year. The Company is actively defending these cases and does not expect that either case will have a material adverse impact on the Company's results of operations or financial condition.

Advertising and Promotion
- -------------------------

      Advertising and promotion decreased by approximately $356,000 or 31%. The Company expects that advertising and promotional expenses may increase over the next quarter. The Company's markets are seasonal with the third quarter historically a slow quarter, relying heavily on local market patrons. Therefore, advertising and promotional costs increase to attract repeat customers.

Liquidity and Capital Resources
- -------------------------------

      The Company's working capital deficiency was approximately $1.5 million at June 30, 1996 primarily consisting of a $1.1 million loan due to First Union Bank of Florida on February 1, 1997. The Company is actively seeking refinancing of this loan.

      During the third quarter of 1996 the Company anticipates spending $1 million to drydock three of its vessels. The $1 million in drydock costs will be funded from cash received during the second quarter of 1996 from the issuance of stock and operating cash flow.

      As of June 30, 1996, the Company was in compliance with its tangible net worth covenant but was not in compliance with its cash flow covenant required under the terms of its bank loan agreement. The bank has waived the Company's default by deferring compliance with the cash flow covenant.

     Except for historical information contained herein, the matters discussed in this Item 2, in particular, statements that use the words, "expects" or "anticipates" are intended to identify forward looking statements that are subject to risk and uncertainties, including inclement weather, mechanical failures, increased competition, governmental action, environmental opposition and other unforeseen factors. The results expected this quarter are not necessarily an indication of future prospects of the Company. Actual results may differ materially.

                             PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
            -----------------

      See Note 4, Material Contingencies.

Item 5.     Other Information
            -----------------

      On July 16, 1996, the Mississippi Commission on Marine Resources granted approval of the Hancock County Port and Harbor Commission/Casino World, Inc. application for an adjustment to the coastal wetlands use plan and a wetlands permit. This approval allows Europa Cruises Corporation, through its wholly owned subsidiary, Casino World, Inc., to develop a destination casino resort on its 404 acre site in Diamondhead, Mississippi. The Company expects to receive further required permits and certifications necessary to develop the Diamondhead site from the U.S. Army Corps of Engineers and the Mississippi Department of Environmental Quality. Casino World, Inc. plans to develop a destination resort at the Diamondhead site which is expected to include a 450 room luxury hotel and spa, a 2500-4000 seat sports and entertainment center, two 60,000 square foot casinos, a nine hole executive golf course and a state-of-the-art recreational vehicle park.

      On July 16, 1996, the Mississippi Commission on Marine Resources also granted approval of the application for an adjustment to the coastal wetlands use plan, a variance and a wetlands permit to Pine Hills Development Corporation, with whom Circus Circus Enterprises, Inc. intends to develop a casino resort on property adjacent to the Casino World site. The development of the two casino resorts by Circus Circus and Casino World is expected to make the Diamondhead location a significant factor in the Mississippi gaming industry.

      This  Item  5 contains certain forward looking statements that are subject
to risk and uncertainties.   The  development of  the  Diamondhead, Mississippi
project, is subject to risk and uncertainties including political, environmental and financial risks, including but not limited to those arising from permitting, government agencies, and the activities of environmental groups.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

      No reports on Form 8-K have been filed during the quarter ended June 30, 1996.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 1996                               EUROPA CRUISES CORPORATION


By:     /s/Debra Gladstone                      By:   /s/Lester E. Bullock
    ----------------------                          ---------------------------
        Debra Gladstone                               Lester E. Bullock
        Chief Financial Officer                       President