Form 10QSB
period 1996-09-30
EUROPA CRUISES CORP
filed 1996-11-13
CIK 844887

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission File Number 0-17529

                            EUROPA CRUISES CORPORATION
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in charter)

           DELAWARE                                          59-2935476
-------------------------------------      -------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                                Number)

 150 153rd Avenue, Suite 200, Madeira Beach, Florida           33708
--------------------------------------------------------------------------------
     (Address of principalexecutive offices)                (zip code)

                          (813) 393-2885 extension 326

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

                                                Number of Shares Outstanding

                                                    At October 4, 1996
                                                -----------------------------
                                                    21,116,205
                                                -----------------------------

                          EUROPA CRUISES CORPORATION

                                     INDEX


PART I - FINANCIAL INFORMATION                                        PAGE NO.

ITEM 1      Consolidated Statements of Operations for the Three
------      Months Ended September 30, 1996 and 1995.                   2

            Consolidated Statements of Operations for the Nine
            Months ended September 30, 1996 and 1995.                   3

            Consolidated Balance Sheets as of September 30, 1996        4-5

            Consolidated Statements of Cash Flows for the Nine
            Months Ended September 30, 1996 and 1995.                   6-7

            Notes to Consolidated Financial Statements                  8-13

ITEM 2      Management's Discussion and Analysis of Financial
------      Condition and Results of Operations.                        13-16


PART II - OTHER INFORMATION

ITEM 1      Legal Proceedings                                           16
------

ITEM 5      Other Information                                           16
------

ITEM 6      Exhibits and Reports on Form 8K                             16
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

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                              Three Months Ended September 30
                                              -------------------------------

                                                    1996                1995
                                                    ----                ----

Revenues
  Gaming revenue (Note 1(a))                  $  3,650,800          $ 2,543,629
  Passenger fares                                  806,643            1,035,531
  Food and beverage                                399,693              303,248
  Charter fees                                          -0-             258,666
  Other                                             55,612               23,888
                                             --------------        ------------

                                                 4,912,748            4,164,962
                                             --------------        ------------
Costs and Expenses
  Vessel operating                               3,263,001            3,153,847
  Administrative and general                       515,203              599,413
  Advertising and promotion                        406,518              409,453
  Depreciation and amortization                    369,982              306,813
  Interest, net                                    222,257              224,058
  Other operating (Note 1 (b))                      69,901               98,921
                                            ---------------        ------------
                                                 4,846,862            4,792,505
                                            ---------------        ------------

Net income (loss) before income taxes               65,886             (627,543)
Provision for income taxes - current                   -0-               13,390
                                             --------------        ------------
Net income (loss)                                   65,886             (640,933)
Preferred stock dividends                          (54,859)             (70,600)
                                             --------------        ------------
Net income (loss) applicable to common
stock                                        $      11,027         $   (711,533)
                                             =============         ============
Net income (loss) per common share (Note
2)                                           $         *           $       (.04)
                                             =============         ============
Weighted average number of common and
common shares outstanding (Note 2)             20,844,954            17,510,146
                                             =============         ============


* Amount is less than $.01

                        EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                                Nine Months Ended September 30
                                                ------------------------------


                                                    1996                 1995
                                                    ----                 ----
Revenues
  Gaming revenue (note 1(a))                $   10,139,196            9,048,406
  Passenger fares                                3,100,246            3,533,225
  Food and beverage                              1,180,664            1,057,313
  Charter fees                                     384,072              773,576
  Other                                            173,665              309,330
                                            ---------------         -----------
                                                14,977,843           14,721,850
                                            ---------------         -----------
Costs and Expenses
  Vessel operating                               9,672,751           10,605,379
  Administrative and general                     1,519,986            1,966,508
  Advertising and promotion                      1,191,010            1,520,633
  Depreciation and amortization                  1,071,587              858,718
  Interest, net                                    668,318              584,244
  Other operating (Note 1(b))                      215,756              567,900
                                             --------------         -----------
                                                14,339,408           16,103,382
                                             --------------         -----------

Net income (loss) before income taxes              638,435           (1,381,532)
Provision for income taxes-current                      -0-              13,390
                                             --------------         -----------
Net income (loss)                                  638,435           (1,394,922)
Preferred stock dividends                         (174,954)            (212,524)
                                             --------------         -----------
Net income (loss) applicable to common
stock                                        $     463,481          $(1,607,446)
                                             =============          ===========
Net income (loss) per common share (Note
2)                                           $         .02          $      (.09)
                                             =============          ===========
Weighted average number of common and
common shares outstanding                       19,773,765           17,507,498
                                             =============          ===========

                 EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)



                                   ASSETS
                                   ------
                                                          September 30, 1996
                                                          ------------------
Current Assets:
Cash and cash equivalents                                    $     698,070
Accounts receivable                                                202,577
and other                                                          731,328
                                                             -------------
Total current assets                                             1,631,975
                                                             -------------

Vessels, equipment and fixtures, less
accumulated depreciation                                        13,651,855
Land under development for dockside
gaming                                                           4,638,573

Deferred drydock costs, less accumulated
amortization                                                      678,377
Other assets                                                      648,489
                                                             -------------

                                                             $ 21,249,269
                                                             =============

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                        September 30, 1996
                                                        ------------------
Current Liabilities:
Accounts payable and accrued liabilities                      $  1,250,902
Current maturities of long-term debt                             1,450,395
Unearned cruise revenues                                            55,806
                                                             -------------
      Total current liabilities                                  2,757,103

Long-term debt less current maturities                           6,863,724
Other liabilities                                                  150,000
                                                             -------------
Total liabilities                                                9,770,827
                                                             -------------
Stockholder's equity:

Preferred stock, $.01 par value;
shares authorized 5,000,000; outstanding
2,822,467; ($3,922,014 aggregate
liquidation preference)                                             28,225
Common stock, $.001 par value-
shares authorized 50,000,000;
issued 27,116,205; outstanding 21,116,205                           27,115
Additional paid-in-capital                                      24,913,300

Unearned ESOP Shares                                            (6,802,579)

Deficit                                                         (6,497,463)

Treasury stock, at cost,
1,300,000 shares                                                  (190,156)
                                                             -------------
Total stockholders' equity                                      11,478,442
                                                             -------------
                                                             $  21,249,269
                                                             =============

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                Nine Months Ended September 30,

                                                           1996            1995
                                                           ----            ----
Operating Activities:
  Net Income (loss) before income taxes             $   638,435     $(1,381,532)

  Adjustments to reconcile net income
  (loss) to net cash provided by  (used in)
  operating activities:
  Depreciation and amortization                       1,071,587         858,718
  Release of ESOP shares                                162,500         122,522
  Decrease (increase) in:
    Accounts receivable                                   3,997         (72,994)
    Prepaid expenses                                    584,348         499,509
    Other assets                                         28,999        (260,506)
  Increase (decrease) in:
    Accounts payable and accrued liabilities           (533,272)       (561,796)
    Unearned cruise revenues                            (16,233)        (59,760)
Cash provided by (used in) operating
activities                                            1,940,361        (855,839)
                                                    -----------     -----------

Investing activities:
  Purchases of property and equipment                (1,343,329)       (515,215)

  Development costs for dockside gaming                (105,126)       (160,446)
                                                    -----------     -----------
  Cash (used in) investing activities               $(1,448,455)    $  (675,661)
                                                    -----------     -----------

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                Nine Months Ended September 30,

                                                      1996                 1995
                                                      ----                 ----


Financing activities:
  Proceeds from issuance of common stock     $  1,013,923          $        -0-
  Proceeds from long-term debt                         -0-            7,646,332
  Payment of notes and long-term debt          (1,312,549)           (8,370,395)
  Preferred stock dividends                       (47,271)              (55,279)
                                               ----------           -----------
Cash provided by (used in) financing
activities                                       (345,897)             (779,342)
                                               ----------           -----------
Net increase (decrease) in cash and cash
equivalents                                       146,009            (2,310,842)

Cash and cash equivalents,
beginning of period                               552,061             3,121,794
                                               ----------           -----------

Cash and cash equivalents,
end of period                                 $   698,070          $    810,952
                                              ===========          ============
Supplemental schedule of noncash
investing and financing activities
Payment of preferred dividends in stock       $   129,954          $    166,800
                                              ===========          ============

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Significant Accounting Policies

(a) Casino Revenue
------------------

      Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Revenue does not include the retail amount of fares, food, and beverage provided gratuitously to customers, which was $570,000 and $238,000 for the three months ended September 30, 1996 and 1995 respectively; and $1,495,000 and $737,000 for the nine months ended September 30, 1996 and 1995 respectively.

(b) Other Operating Costs
-------------------------

Other operating costs consist of the following:

Three months ended September 30,                         1996              1995
--------------------------------------------------------------------------------
ESOP (benefit) provision                              $56,250          $ (3,496)
Shareholder litigation                                    -0-            65,917
Other                                                  13,651            36,500
--------------------------------------------------------------------------------
                                                      $69,901           $98,921
================================================================================
Nine months ended September 30,                          1996              1995
--------------------------------------------------------------------------------
ESOP provision                                       $162,500          $122,521
Shareholder litigation                                 32,279           365,261
Other                                                  20,977            80,118
--------------------------------------------------------------------------------
                                                     $215,756          $567,900
================================================================================

(c) Reclassification
--------------------

      Certain   1995  amounts   have  been   reclassified   to  conform  to  the
classifications for 1996.

Note 2.     Net Income (Loss) Per Share

      Net income (loss) per share is based on net income (loss) after preferred stock dividend requirements and the weighted average number of common shares outstanding during each period. Stock options and warrants considered to be common stock equivalents for both primary and fully diluted earnings per share were not materially dilutive.

      Common shares outstanding includes issued shares less shares held in treasury; 4,562,500 unallocated and uncommitted shares held by the ESOP trust at September 30, 1996, and 400,000 shares held in escrow by the Company as collateral for a note with a principal balance of $273,000 at September 30, 1996.

Note 3      Income Taxes

      The Company's taxable income in 1996 has been offset substantially by the utilization of net operating loss carryforwards.
                                         8

Note 4.     Long Term Debt

      On October 31, 1996, the Company closed on a $2,250,000 loan with dEBIS Financial Services, Inc. The loan carries a fixed rate of interest of approximately 10.5% over a term of ten years.The term loan requires monthly payments of approximately $30,400, including interest, through 2006. The primary collateral for the loan is a vessel mortgage. The secondary collateral for the loan is the property owned by Mississippi Gaming Corporation in Mississippi. The secondary collateral requirement may terminate after two years at the option of the Lender. The Company has a cure period in the event primary collateral is insufficient to cover a default. The term loan has a balloon payment due after five years at which time the lender may refinance at the then current rate of interest.

Note 5.     Material Contingencies

(a)   Sea Lane Bahamas
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

(b)   Liberis Litigation
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

(c)   Sales and Use Taxes
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

      On June 28, 1989, the Department of Revenue issued Technical Assistance Advisement (TAA 89 (A) - 034) to Europa Cruise Line, Ltd. (the entity which is now known as Europa Cruises Corporation). This TAA appeared to resolve the admissions tax issue and the tax on purchases issued in favor of Europa. The Department revised this TAA in 1990, purporting to "clarify" that it had actually intended to conclude that the admissions tax was applicable. The revision did not revisit the tax on purchases. On April 21, 1995, the Assistant General Counsel for the Florida Department of Revenue issued a recommendation to the auditor responsible for the Europa sales tax assessments that the TAA issued on June 28, 1989, should be honored. Therefore, the Assistant General Counsel recommended that the assessment for Europa Cruise Line, Ltd., be eliminated for the period from June 28, 1989 to May 2, 1990. For the period following May 2, 1990, the Company relies on Florida statutes that provide that vessels are not establishments subject to admission sales tax. The Assistant General Counsel further recommends that the TAA be honored for all purchases made by Europa Cruise Line, Ltd., if such purchases were for supplies appropriate to carry out the purposes for which the Vessel was designed. The recommendation is limited to assessments for Europa Cruise Line, Ltd. However, the Company intends to pursue the argument that the successor entities are entitled to the benefits of the TAA. The recommendation of General Counsel for the Department of Revenue regarding the TAA will reduce the sales tax assessment by the Department of Revenue. However, it is not possible for the Company to estimate the amount of the reduction in the sales tax assessment at this time. In late April 1996, the Florida Department of Revenue issued a Final Notice of Intent to make Audit Changes that totals $6.6 million of which $1.7 million and $1.3 million represent interest and penalties respectively. The Company strongly disagrees with the proposed Audit Changes and intends to vigorously contest the factual, statutory, and regulatory issues which form the basis for the proposed Audit Changes. The Company believes many of the proposed Audit Changes will be resolved in the Company's favor. However, the outcome of this matter is uncertain and if the Company is not successful in challenging the proposed Audit Changes by the Florida Department of Revenue, the additional Sales and Use Tax the Company will be required to pay would have a major substantial adverse impact on the Company's financial condition. In July 1996, the Company filed a Protest with the Florida Department of Revenue contesting all amounts assessed.

(d)   Government Regulation - Day Cruise Gaming Vessels
---   -------------------------------------------------

      Federal legislation enacted in 1948, (the "Gambling Act"), prohibits any person within the jurisdiction of the United States from establishing, operating or owning an interest in a gambling ship on the high seas or otherwise within the jurisdiction of the United States. There are no formal or informal regulations or legal or administrative opinions as to the application of the Gambling Act to business operations such as those conducted by the Company. Federal Legislation enacted in 1992 specifically authorized U.S. registered vessels to carry gambling equipment to and from U.S. ports for use in international waters. The 1992 Federal Legislation would appear to conflict in certain respects with the Gambling Act. However, there are no reported judicial decisions or administrative opinions reconciling any potential conflicts between the Gambling Act and the 1992 Federal Legislation.
                                       10

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

(e)   Casino Industry Litigation
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

(f)   Robert M. Baer, et al. v.  Ambassador  Cruise Lines,  Inc., et al. (In the
---   --------------------------------------------------------------------------
Circuit Court of the  Seventeenth  Judicial  Circuit In and For Broward  County,
--------------------------------------------------------------------------------
Florida ) Case No. 96-6177 (21)
-------------------------------

      On May 7, 1996, Robert M. Baer, on Behalf of Himself and All Others Similarly Situated, filed a class action lawsuit against approximately thirty-eight defendants, including Europa Cruises of Florida I and Europa Cruises of Florida II, in the Circuit County of the Seventeenth Judicial Circuit In and For Broward County., Florida. (Case No. 96-6177 (21). Europa Cruises of Florida I, Inc. and Europa Cruises of Florida II, Inc., were served with the Complaint on or about July 11, 1996. The suit was filed against the manufacturers, distributors and promoters of video poker and electronic slot machines and the owners, operators and promoters of cruise ship casinos which utilized casino video poker machines and electronic slot machines. The plaintiff alleges fraud in connection with the labeling, design, promotion and operation of casino video poker machines and electronic slot machines, violation of the Florida Racketeer Influenced and Corrupt Organizations Act ("RICO"), common law fraud and deceit, unjust enrichment, and negligent misrepresentation. The plaintiff contends that the defendant owners, operators and promoters of cruise ship casinos, along with the manufacturers, distributors, and promoters of video poker machines and electronic slot machines, have engaged in a course of fraudulent and misleading conduct intended to induce people to play their machines based on a false understanding that the machines operate in a random fashion and are unpredictable. The plaintiff alleges that these machines actually follow fixed, preordained sequences that are not random, but rather are both predictable and subject to manipulation by defendants and others. The plaintiff seeks damages in excess of one billion dollars, including treble their general and special compensatory damages, punitive damages, consequential and incidental damages, interest, costs, attorneys' fees and a preliminary and permanent injunction requiring defendants to accurately and properly describe their video poker machines and electronic slot machines. The Company intends to vigorously defend this lawsuit. The Company is sharing the cost of this litigation with certain other defendants who have retained the same law firm to represent them. The ultimate outcome of these matters cannot presently be determined. Accordingly, the financial statements do not include any adjustments that might result from litigation uncertainty.

(g)   Lonnie Avant,  et al. v. Europa Cruises  Corporation (In the United States
---   --------------------------------------------------------------------------
District Court for the Middle District of Florida (Cases No. 96-217-CIV-FTM-24D)
--------------------------------------------------------------------------------

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

(h)   Bay St. Louis Community  Association,  Preserve Diamondhead Quality, Inc.,
---   --------------------------------------------------------------------------
Gulf Islands  Conservancy,  Inc. and Concerned Citizens to Protect the Isles and
--------------------------------------------------------------------------------
Point,  Inc. v. the  Commission  on Marine  Resources,  Hancock  County Port and
--------------------------------------------------------------------------------
Harbor  Commission and Casino World,  Inc.  (Chancery  Court of Hancock  County,
--------------------------------------------------------------------------------
Mississippi) (Case No. 960707)
------------------------------

      On September 18, 1996, Bay St. Louis Community Association, Preserve Diamondhead Quality, Inc., Gulf Islands Conservancy, Inc. and Concerned Citizens to Protect the Isles and Point, Inc. filed a Notice of Appeal and Complaint against the Commission on Marine Resources, Hancock County Port and Harbor Commission and Casino World, Inc., in the Chancery Court of Hancock County, Mississippi (Case No. 960707), appealing the decision of the Commission on Marine Resources in granting Permit No. DMR-M 9612281-W and COE No. MS96-01566-U. On October 17, 1996, the Mississippi Commission on Marine Resources filed a Response to Notice of Appeal and Answer in which it maintained, in pertinent part, that it had complied with all procedural requirements relevant to grants of permits and use adjustments at issue, that its decision to grant the permit and use adjustment was grounded upon legally sufficient evidentiary grounds and that there was no proper ground at law warranting reversal of its decision. On October 16, 1996, Casino World, Inc. and the Hancock County Port and Harbor Commission filed a Joint Motion to Dismiss for Untimely Appeal in which they alleged that the appellants had failed to file their Notice of Appeal and Complaint within the proper time period. A hearing on the Motion to Dismiss for Untimely Appeal is currently scheduled to be held in December 1996.


Item 2.     Management's  Discussion  and  Analysis of  Financial  Condition and
            --------------------------------------------------------------------
            Results of Operations
            ---------------------

Results of Operations for the Three Months Ended September 30, 1996
-------------------------------------------------------------------

Revenues
--------

      Revenue from casino operations increased by approximately $1,100,000 or 43% over the comparable period of 1995. This increase in revenue was the result of sustained high casino hold percentage and a 34% increase in passenger count from 63,918 in 1995 to 86,199 in 1996. The ports encountered virtually no bad weather during the third quarter. Cruises were up 8% from 513 in 1995 to 555 in 1996. Due to hurricanes in October and an expected correction of the hold percentage in the fourth quarter, the Company expects casino revenue to level off in the fourth quarter.

      Passenger revenue from fares decreased by approximately $200,000 or 22% over the comparable period in 1995 due to decreased fares in all three ports. The decrease in passenger fares is partially offset by a 32% increase in food and beverage revenues principally from the Miami port.

      During the three months ended September 30, 1996 the Company received no charter fees for the M/V Stardancer compared to approximately $259,000 in the third quarter of 1995. The previous charter agreement expired on June 30, 1996 and the M/V Stardancer is currently being utilized to replace each of the Company's three operating vessels at each of the Company's three operating ports when each vessel is taken to drydock. It is anticipated that drydocks will be completed by approximately December 1, 1996. In December 1996, the Company will begin operating the M/V Stardancer out of a new port in Tierra Verde on the west coast of Florida. In the fourth quarter of 1995, the M/V Stardancer was under Charter hire and showed a net profit of approximately $50,000. The Company anticipates that the M/V Stardancer at the new Tierra Verde port will take twelve to eighteen months to become a profitable port. However, due to Tierra Verde's proximity to Madeira Beach, some cost benefit is expected from operations in as much as Madeira Beach personnel can handle most of the non-cruise operations and functions.

Vessel Operating Expenses
-------------------------

      Vessel operating expenses, including casino operations, costs of food and beverage sales, marine operations and other vessel-related expenses, increased slightly, primarily as a result of a 22% increase in casino operating costs, from approximately $812,000 in 1995 to $988,000 in 1996 due to the increased number of cruises and passengers. In the third quarter of 1996, net meal costs were reduced by approximately $63,000, a savings of approximately 11%.

Administration and General
--------------------------

      Administration and general expenses decreased slightly by approximately $85,000, or 14%.

Advertising and Promotion
-------------------------

      Advertising and promotion remained relatively constant for the comparable third quarter period.


Results of Operations for the Nine Months Ended September 30, 1996
------------------------------------------------------------------

Revenues
--------

      Casino revenue from the three operating ports increased $1,090,000 or 12% compared to the same period of 1995. However, due to harsh weather experienced in October, fourth quarter revenues are not expected to increase and may decrease. There can be no assurance lost revenues due to inclement weather can be regained.

      Passenger fares decreased by approximately $433,000 or 12% over the comparable period in 1995. Though, to date, there have been no new specific competitors entering into the Company's existing markets, the Florida market is very fluid with port openings and closings occurring throughout the state. Even in its established markets, the Company's customer base is very sensitive to changes in passenger fare pricing. The Company believes that decreases in passenger fares are necessary to remain competitive.

      The $390,000 decrease in charter fees is primarily related to the termination in June of 1996 of the charter of the M/V Stardancer. Since July 1996, the M/V Stardancer has been used to replace vessels in operating ports which must go into drydock for repair. Net operating income from Charter of the Stardancer was approximately $258,000 for the nine months ended September 30, 1995 compared to a loss of ($136,000) for the same period in 1996.

      Other income in 1995 includes net management fee income of approximately $102,000 from a casino management contract that was terminated in the second quarter of 1995. The Company has not entered into any casino management contracts since that time.

Vessel Operating Expenses
-------------------------

      Vessel operating expenses, including casino operations, costs of food and beverage sales, marine operations and other vessel-related expenses, decreased by approximately $933,000, or 9%, as a result of cost cutting measures instituted by the Company. Food costs were reduced approximately $500,000. Entertainment costs were reduced approximately $400,000.

Administration and General
--------------------------

      Administration and general expenses decreased by approximately $447,000, or 23%, primarily due to decreases in legal and professional fees.

      Three new lawsuits have recently been filed against the Company and/or its subsidiaries. See Note 5, Material Contingencies, Items (f), (g) and (h). These lawsuits coupled with additional professional costs expected to be incurred related to the development of Mississippi, may cause an increase in professional fees and expenses in the future.

Advertising and Promotion
-------------------------

      Advertising and promotion decreased by approximately $330,000 or 22%. The Company expects that advertising and promotional expenses may increase over the next quarter due to the opening of a fourth port. The Company's markets are seasonal and passenger counts fluctuate widely and are not predictable.

Liquidity and Capital Resources
-------------------------------

      The Company's working capital deficiency was approximately $1.1 million at September 30, 1996. Operations provided $1.9 million. Investing activities used approximately $1.3 million for vessel improvements and equipment, including $800,000 for drydock and $375,000 for upgrades to gaming equipment. During the fourth quarter, the Company anticipates spending an additional $450,000 on drydock for the Europa Sun.

      On October 31, 1996, the Company closed on a $2,250,000 loan with dEBIS Financial Services, Inc. The loan carries a fixed rate of interest of approximately 10.5% over a term of ten years. The Company used the proceeds of the loan to pay off the $1,100,000 balance due on a loan with First Union National Bank of Florida due January 31, 1997 and to pay an additional $600,000 to First Union National Bank of Florida on its original loan of $6,400,000 dated May 25, 1995. Of the remaining proceeds, $400,000 was placed in an interest bearing escrow account at First Union National Bank of Florida to be used for the sole purpose of effecting a buy-out of a vessel-related contract. In the event the buy-out is not effected, the $400,000 will revert to First Union National Bank of Florida for the purpose of paying down the original $6,400,000 loan with First Union National Bank of Florida. The remaining $150,000 of proceeds were used to purchase a new engine for the M/V Europa Sun and to pay closing costs. This refinancing enabled the Company to reduce its current liabilities by $1,100,000.

      First Union National Bank of Florida, which holds the majority of the Company's long-term debt, further agreed to modify certain loan covenants contained in that Credit Agreement dated May 25, 1995. As a result of these modifications, the Company is in full compliance with its First Union loan covenants. First Union National Bank of Florida was also granted a Warrant from the Company to purchase 100,000 to 200,000 shares of common stock (the number of shares dependent upon the ultimate disposition of the escrowed $400,000) at a price of $2.00 per share. First Union National Bank of Florida has piggyback registration rights for one year and one demand registration right after one year.

      On October 12, 1996, the Company entered into an amendment to its consulting agreement with Casinos Austria Maritime to remove the Casinos Austria personnel from its vessel operations. This change will reduce the monthly consulting fee due to Casinos Austria by approximately $25,000 per month for an annual savings of approximately $300,000.

      Earnings before interest, taxes, depreciation and amortization is a measure often considered by financial analysis to scrutinize a Company's ability to meet debt repayments. The Company's EBITDA and its ESOP expense (which is a non cash item) for the nine-months ended September 30, 1996 has significantly improved from approximately $64,000 in 1995 to approximately $2,385,000 for the same period in 1996.

      Except for historical information contained herein, the matters discussed in this Item 2, in particular, statements that use the words, "expects" or "anticipates" are intended to identify forward looking statements that are subject to risk and uncertainties, including inclement weather, mechanical failures, increased competition, governmental action, environmental opposition and other unforeseen factors. The results reported this quarter are not necessarily an indication of future prospects of the Company. Actual results may differ materially.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
            -----------------

      See Note 5 - Material Contingencies.

Item 5.     Other Information
            -----------------

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

No reports on Form 8-K have been filed during the quarter ended September 30, 1996.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 1996                       EUROPA CRUISES CORPORATION


By:     /s/Debra Gladstone                      By:      /s/Lester E. Bullock
   -------------------------------                  ---------------------------
        Debra Gladstone                                  Lester E. Bullock
        Chief Financial Officer                          President