Form 10KSB
period 1996-12-31
EUROPA CRUISES CORP
filed 1997-03-26
CIK 844887

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the fiscal year ended December 31, 1996

COMMISSION FILE NO:   0-17529
                      -------

                           EUROPA CRUISES CORPORATION
                 (name of small business issuer in its charter)
       DELAWARE                                                 59-2935476
------------------------                                  ----------------------
(State of Incorporation)                                     (I.R.S. Employer
                                                          Identification Number)

150-153rd Avenue East, Suite 200, Madeira Beach, Florida 33708
--------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code:       813/393-2885 (Ext.326)
                                                          ----------------------
Securities registered pursuant to Section 12 (b) of the Act:   None
                                                               ----
Securities registered pursuant to Section 12 (g) of the Act:   Common Stock,
                                                               par value $.001
                                                               ---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                               ---    ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:    $  19,252,778      .
                                                         ----------------------

The aggregate market value of the voting stock held by non-affiliates of the Company is $26,542,756 based on the last reported sales price of $1.25 per share on March 14, 1997, multiplied by 21,234,205 shares of Common Stock outstanding and held by non-affiliates of the Company on March 14, 1997.

As of the close of business March 14, 1997, there were 27,108,854 shares of the Registrant's Common Stock outstanding (which includes 5,000,000 shares in the Europa Cruises Corporation Employee Stock Ownership Plan).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions  of  the  registrants   Proxy  Statement  for  the  Annual  Meeting  of
Stockholders  to be held April 18, 1997 are  incorporated  by  reference in Part
III.

                                TABLE OF CONTENTS

PART 1

      ITEM 1.  DESCRIPTION OF BUSINESS ......................................  3

      ITEM 2.  PROPERTIES ................................................... 10

      ITEM 3.  LEGAL PROCEEDINGS ............................................ 12

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........... 18

PART II

      ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS .........................................  19

      ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS .........................  20

      ITEM 7.  FINANCIAL STATEMENTS ........................................  26

      ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE .........................  26

PART III

      ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS.  COMPLIANCE WITH SECTION 16 (a) OF THE
               EXCHANGE ACT ................................................. 26

      ITEM 10. EXECUTIVE COMPENSATION ....................................... 28

      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT ................................................... 28

      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ............... 28

      ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ............................. 28

                                     PART I

ITEM 1. BUSINESS

Europa Cruises Corporation is a Delaware corporation which was founded in 1988. The Company became a publicly held company in 1989. The Company trades on NASDAQ under the symbol "KRUZ." The Company has twelve subsidiaries, eight of which are still active. These eight subsidiaries are:

1.  CASINO WORLD, INC.
2.  MISSISSIPPI GAMING CORPORATION
3.  EUROPA CRUISES OF FLORIDA 1, INC.
4.  EUROPA CRUISES OF FLORIDA 2, INC.
5.  EUROPA STARDANCER CORPORATION
6.  EUROPASKY CORPORATION
7.  EUROPA LEASING CORPORATION
8.  EUROPA CASINO MANAGEMENT CORPORATION

                               FLORIDA OPERATIONS
                               ------------------

Europa Cruises Corporation is one of the largest day cruise operators in the United States. It currently employs approximately 454 employees and owns and operates four gaming ships, the EuropaSun, the EuropaStar, the EuropaSky, and the M/V Stardancer. The four ships are operated through four of the above-named subsidiaries. The Company operates day and evening gaming cruises out of three ports located in Miami Beach, Ft. Myers Beach, and Madeira Beach, Florida. The fourth port, in Tierra Verde, Florida, is temporarily closed. In addition to blackjack, poker, slot machines, craps, and sports betting, the cruises offer fine dining, dancing and entertainment. The Company has approximately 857 gaming positions fleet wide, including 460 slot machines. All gambling is conducted in international waters only. The Company operated 2,172 cruises in 1996 and carried 332,156 passengers in 1996. The Company earned total revenues of $19,252,778 in 1996.

EMPLOYEES
---------

The Company presently employs 454 persons. Of these, 7 are executive and management personnel, 33 are engaged primarily in marketing and sales activities and 15 are engaged in administrative and clerical positions. The remaining 399 persons are ship officers, crew and staff employed by the Company who work on the Company's four vessels. None of the Company's employees is a party to a collective bargaining agreement. The Company considers its employee relations to be generally satisfactory.

VESSELS
-------

The EuropaSun and the EuropaStar were built in 1977, are registered in Panama and were renovated in January 1987. Both vessels are approximately 100 gross registered tons in size, 167 feet in length and 38 feet in width. Each vessel has a capacity for 350 passengers. The EuropaSun has 189 gaming positions, including 83 slot machines. The EuropaStar has 241 gaming positions, including 134 slot machines. Each vessel has a dining area, gift shop, entertainment stage, dance floor, main lounge, bars, and fully equipped galleys. During 1996, the Company committed approximately 1,000 square feet of additional gaming space to these two vessels. The EuropaSun and the EuropaStar, which are currently registered in Panama, were previously registered in the United States and at that time received Certificates of Inspection from the United States Coast Guard. Both vessels currently hold valid control verifications from the United States Coast Guard.

On July 14, 1992, the Company acquired the EuropaSky, which was renovated by a U.S. shipyard and placed in operation in November of 1993. The vessel is 498 tons, 160 feet in length and 36 feet in width. The vessel has a capacity for 440 passengers. The EuropaSky has 227 gaming positions, including 121 slot machines. The EuropaSky has two dining areas, including one for VIP's, a gift shop, entertainment stage, dance floor, several lounges, a small conference and television room, and a sun deck with seating for up to 100 persons. The EuropaSky was built to U.S. safety standards in order to receive a United States Coast Guard Certificate of Inspection. The EuropaSky's United States registry was made possible by 1992 legislation that, for the first time, allowed U.S. registered vessels to carry gambling equipment to and from U.S. ports for use in international waters.

On August 26, 1994, the Company purchased the M/V Stardancer, a U.S. registry vessel which was built in 1984, has a gross registered tonnage of 97 tons, is 150 feet in length, and has a capacity for 499 passengers. From November 2, 1994 to June 30, 1996, the M/V Stardancer was chartered to unrelated third parties. From July, 1996 to November, 1996, the Stardancer operated as a "replacement" vessel in each of the Company's existing operating ports while the Company's other three vessels each went to drydock. In December, 1996, the M/V Stardancer was placed in operation in Tierra Verde, Florida. In February, 1997, the Tierra Verde operations were cited for noise pollution and the Company voluntarily ceased operations. The Company had all the required permits to operate, however the lessor/marina owner had not paid the county impact fee for parking. Additionally, due to concerns brought by local residents, the lessor determined he would have to make changes to the existing dock facility to avoid state submerged land lease violations. The Company is now working closely with local authorities, residents and the lessor to restart the Tierra Verde operations. The suspension of operations at Tierra Verde will not have a material impact on the Company's 1997 results of operations or financial position. In the event the noise pollution problems cannot be resolved, the Company will seek alternative arrangements for the M/V Stardancer. The M/V Stardancer has 200 gaming positions including 122 slot machines. The Stardancer has a dining area, several bars, a gift shop, and a sun deck with seating for up to 100 persons.

CRUISE OPERATIONS
-----------------

Competition in the day cruise industry is fierce. The Company must adjust its passenger fares to remain competitive. The current prices for the Company's cruises range from "FREE" to $34.95, depending on the port, the market, the competition in that market, the day of the week, the time of day, the time of year, and whether or not it is a holiday season. The Company offers various discount passenger rates to groups, charterers of an entire vessel, and others and offers various special fares and complimentary fare programs for its rated casino patrons. The Company offers its vessels for charter cruises if such charters do not interfere with the scheduled cruises offered to the general public. The Company's vessels have been used for convention meetings, continuing education programs, weddings and various other group gatherings. The Company provides bus services and special arrangements for groups of 40 persons or more. Charter discounts require a minimum of 150 passengers.

In addition to its regular cruises, the Company offers various "theme" cruises, including those which feature different types of music, such as jazz, country, 50's, oldies, concert, and special holiday cruises for Easter, Mother's Day, the 4th of July, Halloween, Christmas and New Year's Eve. The theme cruises are aimed at specific customer groups. In addition to theme cruises, the Company offers specialty cruises for blackjack, slot and other gaming tournaments.

WEATHER AND SEASONAL FLUCTUATIONS
---------------------------------

The business of the Company suffers as a direct result of inclement weather. Inclement weather has a direct effect on the number of cruises conducted and on passenger counts. In addition, passenger counts are reduced immediately before and immediately after inclement weather conditions. Unfortunately, the first and last quarters of 1996 were characterized by an unusual amount of inclement weather. The Company was forced to cancel approximately 69 cruises due to inclement weather and experienced decreased passenger counts due to inclement weather on 106 cruises. The Company estimates it lost over 16,000 passengers due to inclement weather in 1996. Likewise, the Company estimates it lost over 15,800 passengers due to inclement weather in 1995.

The business of the Company is also subject to seasonal fluctuations. Generally, revenues and passenger counts are lower during the months of September through January. The peak months appear to run from February to June. This seasonal fluctuation has a greater effect on the Company's west coast operations.

SALES AND MARKETING
-------------------

The Company focuses its sales and marketing efforts in markets concentrated within a one hundred mile radius of its port locations. The Company must attract passengers from both the local population and the tourist population to survive the seasonal fluctuations that are known to occur in the Florida tourist industry. The Company focuses its efforts on local markets and on tourists visiting the local markets on vacation. The Company markets its cruises through general advertising, direct mailings, travel agents and the Company's own sales force.

In 1996, the Company adopted new, lower-cost marketing strategies. For example, through telemarketing, the Company partners with local businesses in each port's respective county and adjacent outlying areas. Local businesses can enhance their businesses product or service by offering their patrons a reduced rate cruise or some other "special" cruise package available "exclusively" to their customers. In addition, the Company is pursuing a national marketing effort in which the Company packages together with area hotels, airlines and car rental agencies to offer the vacationing public an all-inclusive getaway to each of the Company's ports. These packages are included in the hotels' national reservation systems and are available to the twenty-eight thousand travel agencies nationwide. The package is per person, one price, and includes air fare, hotel, car rental and a pass to sail one of the Company's vessels.

On March 13, 1997, the Company entered into a letter agreement with EnRoute Holidays Limited III, a Canadian based tour operator with a European division, to market the Company's operations to EnRoute's Florida-bound customers. EnRoute customers can purchase a prepaid voucher for passage on one of the Company's vessels as part of a complete travel package. The Company expects this agreement to increase passenger counts in 1997 by an additional approximate 20,000 passengers.

TERMINATION OF GAMING CONCESSION  AGREEMENT AND CONSULTING AGREEMENT WITH CASINO
--------------------------------------------------------------------------------
AUSTRIA MARITIME CORPORATION
----------------------------

Through October 15, 1994, the casinos on the Company's vessels were operated by Casinos Austria Maritime Corporation ("CAMC") as concessionaire pursuant to a Gaming Concession Agreement entered into on February 18, 1993. On September 16, 1994, the Company terminated the Gaming Concession Agreement and entered into a Consulting Agreement with CAMC. Under the Consulting Agreement, the Company managed and operated all casinos on board the Company's vessels and CAMC's role was limited to providing consulting services through December 31, 1997. Under the Consulting Agreement, CAMC received $37,500 per month or 3.5% of gross Gaming Revenue, whichever was greater. CAMC also received $140 per cruise for the services of a Purser on board each vessel. In return for the Consulting Agreement, CAMC waived a termination fee of approximately $1,400,000 that the Company would have otherwise been required to pay for early termination of the Gaming Concession Agreement.

On October 15, 1996, CAMC and the Company amended the Consulting Agreement with CAMC to terminate the $140 per cruise Purser Fee. This Addendum became effective as of October 15, 1996. On February 4, 1997, the Company entered into a Termination Agreement with CAMC under the terms of which the parties agreed to terminate the September 16, 1994 Consulting Agreement between the Company and CAMC. Under the terms of the Termination Agreement, the Company paid CAMC

$361,644 to terminate the Agreement. Under the terms of the Termination Agreement, the Company will pay a monthly fee of 3.5% of the gross gaming revenue, if any, from casino operations on the M/V Stardancer only through December 31, 1997. However, if the M/V Stardancer is chartered or sold during this period to an unrelated third party, no fee will be due during such charter period. The funds used to terminate the Agreement were obtained as part of a partial refinancing which occurred in October 1996. The funds were being held in escrow pursuant to a Cash Collateral Account Agreement entered into on October 31, 1996, for the sole purpose of effecting the termination. The Termination Agreement, coupled with the Addendum to the Agreement entered into in October, 1996, is expected to save the Company approximately $450,000 through December 1997, when the contract would otherwise have ended. See Item 6, Managements' Discussion and Analysis of Financial Condition and Results of Operations.

On October 13, 1994, the Company entered into an Equipment Lease Agreement with CAMC pursuant to which the Company leased all gaming equipment on the Company's four vessels for a period of forty months at $46,398 per month. The Company has the option to purchase the equipment for the sum of one dollar at the conclusion of the lease. In February, 1997, the Equipment Lease was extended for an additional five months and the lease payment was increased to $49,025.39 to provide for previous lease payments not made. The lease is scheduled to end on July 10, 1998. The Company presently intends to exercise its option to purchase the equipment. See Item 6, Managements' Discussion and Analysis of Financial Condition and Results of Operations.

STATE REGULATION - FLORIDA
--------------------------

On or about March 6, 1996, Representative King from the Jacksonville, Florida area, introduced a bill in the Florida State House of Representatives to ban all cruises to nowhere originating from the State of Florida. This bill was defeated.

The Governor of the State of Florida had proposed a bill that would provide the State of Florida with a $5.00 per passenger tax on all cruises to nowhere originating from the State of Florida. The Florida Day Cruise Association is working closely with the Governor's budget office to develop a fair tax that would not be burdensome to the passengers or those companies engaged in the offshore gaming business.

In January, 1997, two bills were introduced and, if passed, would place a $1.00 per passenger surcharge on cruises of less than 24 hours and a $5.00 per passenger surcharge on cruises of 24 hours or longer. This surcharge is intended to fund a Trust Fund to be used for statewide beach restoration and management. The bill has been referred to Committees, but no hearings have been scheduled. Management does not expect a $1.00 tax, if imposed, to have a material impact on the Company's financial position or results of operations. There can be no assurance that there will not be additional attempts to tax the industry.

COMPETITION
-----------

When the Company began its Florida operations in 1988, there were approximately four other vessels operating gambling day cruises in the State. Today, there are approximately 22 vessels offering such cruises, many of which compete directly with the Company's vessels. At least five additional vessels advertised their entry into the Florida market in 1997. All of the competing firms offer day cruises with published fares ranging from "Free" to $49.00. Although the Company's standard prices for its cruise currently ranges from "Free" to $34.95 per person, the Company may, in the future, be forced to adjust these rates due to competitive pressures. The influx of operators into Florida has also placed a premium on new port locations which makes expansion more difficult. Further, these competitors could reposition their vessels to any area in which the Company's vessels are currently positioned. Any such increase in competition could have an adverse impact on the Company's financial position or results of operations.

In 1996, the Florida legislature enacted a law intended to promote economic development for the Florida para-mutual industry by increasing full card simulcasting and intertrack wagering and permitting low- stakes (the maximum allowable pot is $10.00) card rooms at pari-mutual facilities. The pari-mutuals must choose between operating card rooms or carrying simulcasts on the days they operate. Local County Commissions must first authorize operation of card rooms in their jurisdiction. Card rooms have been authorized in Miami and Tampa where the Company operates vessels. The effect that these simulcasts or card rooms will have on the Company's financial position or results of operations is unknown.

In addition, the Company competes with a variety of other vacation activities in the areas where it operates its vessels. These include, but are not limited to, short-term cruises, resort attractions, various sporting activities and numerous other recreational activities.

In November of 1994, Florida voters rejected an Amendment to the Florida Constitution that would have authorized casinos throughout the State of Florida at existing and operating parimutuel facilities, including race tracks and Jai-Alai frontons and at up to seven other casinos in the state (but not more than one per county) as authorized by the Florida Legislature. It is likely that the gaming industry will continue to pursue the legalization of land-based gaming in Florida. The Company believes that the legalization of land-based or dockside gaming in Florida would have a material adverse impact on the Company's operations.

FUTURE FLORIDA PORTS
--------------------

The Company may consider joint venture or other arrangements or opportunities to expand it's day cruise operations in Florida. Important factors considered by the Company in selecting sites for expanding its day cruise operations include: site accessibility, a suitable population base, an established vacation market, docking facilities, water depth, availability of U.S. Customs clearance, an ability to comply with state and local laws, favorable year-round weather and sea conditions, close proximity to international waters, and limited competition. Due to the expenses associated with the repositioning of a vessel from one port to another, the Company seeks to position its vessels in markets that can support a vessel at a profitable level year round. If the Company cannot find such markets, the Company will seek to position a vessel at two or more different ports during peak seasons of the year and will incur additional expenses in connection with the repositioning of a vessel. Such expenses, including dock preparation and fuel, will vary depending upon, among other things, the condition of docking facilities and the distance between port locations.

NEW YORK
--------

The Company has no operations in New York, but is currently considering potential joint venture agreements relating to New York. There can be no assurance the Company will be able to successfully negotiate such an agreement. The New York market is substantial and, even assuming competition, the Company believes it is sufficient to support multiple gaming vessels. Moreover, the per capita drop per New Yorker is expected to be heavier than that in Florida inasmuch as Florida has a significant retirement-based, fixed-income population. Legislation is currently pending in New York prohibiting gambling activity on a vessel both embarking and disembarking within New York.

                                  MISSISSIPPI
                                  -----------

Europa Cruises Corporation owns (through Mississippi Gaming Corporation (hereafter "MGC")) or has options to purchase for ten dollars, a total of 404.5 acres of unimproved land in Diamondhead, Mississippi, on Bay St. Louis, in Hancock County, immediately off Interstate 10. The site was appraised as of March 26, 1996, at $8,000,000 by J. Daniel Schroeder Appraisal Company. The appraisal was predicated on the site being zoned as a legally permissible water-based casino site. Europa Cruises Corporation is also the sole shareholder of Casino World, Inc. (hereafter "CWI"). The Company maintains an office in Mississippi for Casino World, Inc., but has no current operations in Mississippi.

On January 31, 1997, the Company entered into an agreement with Hilton Gaming Corporation (hereafter "Hilton"), the world's largest gaming company, which gave Hilton the exclusive right to negotiate a joint venture agreement with Europa for a 180 day period of time with respect to the development of Europa's
Diamondhead,  Mississippi  property  located  on  Bay  St.  Louis,  Diamondhead,
Mississippi. In exchange for the exclusive right to negotiate, Hilton paid Europa a nonrefundable fee of $400,000. The joint venture agreement to be negotiated between Hilton and Europa, if reached, would give Hilton majority ownership, control, and management and would be formed for the purpose of developing a destination resort at Europa's 404 acre site in Diamondhead, Mississippi. The destination resort is expected to include a luxury hotel and spa, a sports and entertainment center, approximately 120,000 square feet of casino space and a golf course. Whether the Company enters into an agreement with Hilton or another entity to develop the casino resort or has to raise the funds necessary to develop the casino resort itself, the Company is committed to developing the casino resort.

PERMITS
-------

Permits. On June 15, 1995, the Mississippi Gaming Commission granted site approval for the Diamondhead casino resort site plan. On July 16, 1996, the Mississippi Commission on Marine Resources granted approval to Casino World, Inc. and the Hancock County Port and Harbor Commission for a change in the Coastal Use Plan and associated permit to develop the approved site plan for the Diamondhead resort. Local community organizations opposed to the granting of this change and permit have appealed to the Mississippi courts. The appeal is now pending and the permit remains subject to the appeal. On January 9, 1997, the Mississippi Commission of Environmental Quality approved the issuance of the Water Quality Certification by the Mississippi Department of Environmental Quality, Office of Pollution Control to Casino World, Inc. and the Hancock County Port and Harbor Commission. Local community organizations opposed to the granting of this Certification have requested an evidentiary hearing on this matter which is currently scheduled to be held in April 1997. On January 22, 1997, the Mississippi Department of Environmental Quality issued a Construction Storm Water General (National Pollution Discharge Elimination System (NPDES)) permit to Casino World, Inc. The Company is in the process of obtaining the final approvals needed to begin development of the site from the U.S. Army Corps of Engineers. There can be no assurance that such approvals will be forthcoming. Any modification of the approved site plan may require resubmission to and reapproval by the Mississippi Gaming Commission, the Mississippi Department of Marine Resources, the Mississippi Department of Environmental Quality and/or the U.S. Army Corps of Engineers. Therefore, the conditions of these permits must be considered in any negotiation with any potential joint venture partner.

In addition to the foregoing, on or about January 16, 1997, the Hancock County Board of Supervisors adopted a county wide zoning plan. The Company's 404 acre site was zoned as a Special Use District Waterfront Gaming District. The zoning designation comports with the Diamondhead Casino Resort site plan approved by the Mississippi Gaming Commission, the Mississippi Commission of Marine Resources, the Hancock County Planning Commission and the Hancock County Board of Supervisors.

MISSISSIPPI LICENSES
--------------------

The ownership and operation of a gaming business in Mississippi is subject to extensive laws and regulations, including the Mississippi Gaming Control Act (the "Mississippi Act") and the regulations (the "Mississippi Regulations") promulgated thereunder by the Mississippi Gaming Commission (the "Mississippi Commission") which is empowered to oversee and enforce the Mississippi Act. Gaming in Mississippi can be legally conducted only on vessels of a certain minimum size in navigable waters of the Mississippi River or in waters of the State of Mississippi (so called dockside gaming) which lie adjacent and to the south (principally in the Gulf of Mexico) of the Counties of Hancock, Harrison
                                       8
and Jackson, and only in counties in Mississippi in which the registered voters have not voted to prohibit such activities.

Neither the Company nor any of its subsidiaries has a license to operate a casino in Mississippi or in any other jurisdiction. The Mississippi Act requires that a person (including any corporation or other entity) must be licensed by Mississippi to conduct gaming activities in Mississippi. A license will be issued only for a specified location that has been approved as a gaming site by the Mississippi Commission prior to issuing a license. The Mississippi Act also requires that each officer or director of a gaming licensee, or other person who exercises a material degree of control over the licensee, must be found suitable by the Mississippi Commission. Any person who, directly or indirectly, or in association with others, acquires beneficial ownership of more than 5% of the common stock of any gaming enterprise must notify the Mississippi Commission of this acquisition and must be found suitable by the Mississippi Commission. The finding of suitability is comparable to licensing and both require submission of detailed personal financial information followed by a thorough investigation. In addition, the Mississippi Commission will not issue a license unless it is satisfied that the licensee is adequately financed or has a reasonable plan to finance its proposed operations from acceptable sources.

Mr. Reddien and Ms. Vitale, Directors of Casino World, Inc. and Mississippi Gaming Corporation were issued key person licenses by the Colorado Gaming
Commission during 1994. Neither Casino World, Inc. or Mississippi Gaming Corporation presently intend to seek a gaming license in Colorado and a Colorado license is ineffective in Mississippi. During 1996, Ms. Vitale's key person license in Colorado expired and was not renewed. Mr. Bullock, President of Europa Cruises Corporation was elected to the Board of Directors of Casino World, Inc., and Mississippi Gaming Corporation in February 1996. Mr. Bullock is not licensed in any state.

On June 19, 1994, Casino World, Inc. and Mississippi Gaming Corporation (MGC) entered into a Management Agreement with Casinos Austria Maritime Corporation
(CAMC). Subject to certain conditions, under the Management Agreement, CAMC will operate on an exclusive basis all of the proposed dockside gaming casinos in the State of Mississippi. If the Company enters into a joint venture arrangement pursuant to which the joint venture partner acquires a controlling interest, the agreement with CAMC will terminate. The Management Agreement is for a term of five (5) years and provides for the payment of an operational term management fee of 1.2% of all gross gaming revenues between zero and one hundred million dollars ($100,000,000); plus 0.75% of gross gaming revenue between $100,000,000 and $140,000,000; plus 0.5% of gross gaming revenue above $140,000,000; plus two percent of the net gaming revenue between zero and twenty-five million dollars ($25,000,000); plus three percent of the net gaming revenue above twenty-five million dollars ($25,000,000).

The political and regulatory environment in which the Company is and will be operated with respect to gaming activities is uncertain, dynamic and subject to rapid change. Existing operators often support legislation and litigation designed to make it more difficult or impossible for competition to develop and operate gaming facilities. This environment makes it impossible to predict the effects, including costs, that the adoption of and changes in gaming laws, rules and regulations and/or competition will have on proposed gaming operations.

Except for historical information contained herein, the matters discussed in this Item 1, in particular, statements that use the words "believes," "expects," "intends," or "anticipates," are intended to identify forward looking statements that are subject to risks and uncertainties including, but not limited to, inclement weather, mechanical failures, increased competition, governmental action, environmental opposition, legal actions, and other unforeseen factors. The development of the Diamondhead, Mississippi project, in particular, is subject to additional risks and uncertainties, including, but not limited to, risks relating to permitting, financing, the activities of environmental groups and government-related action.

ITEM 2.  PROPERTIES

OFFICES/OPERATING PORTS
-----------------------

      The Company owns an office condominium at 150 - 153rd Ave., Suite 202, Madeira Beach, Florida.

      The Company leases office space at the following locations:

FLORIDA:
--------

LOCATION                              LEASE TERMS
--------                              -----------

150 - 153rd Ave.,  Suite 200,         Twelve months with an option to renew
for Madeira Beach, Florida 33708      two additional one year periods.

150 - 153rd Ave., Suite 204           Twelve months with automatic renewal for
Madeira Beach, Florida  33708         additional two years.

150 - 153rd Ave., Suite 205           Twelve month, renewable on a 5 year basis.
Madeira Beach, Florida  33708

645 San Carlos Blvd.                  Five years commencing December 1, 1995
Ft. Myers Beach, Florida  33931       with option to renew for three years.

1280 5th Street                       Five years commencing March 1, 1995
Miami Beach, Florida  33139           with option to renew for two years. The
                                      Company exercised its option to renew
                                      in January, 1997.

200 Madonna Dr.                       One year with an option to renew for five
Tierra Verde, Florida 33715           additional, one year terms.


The Company leases dockage space at the following locations:
------------------------------------------------------------

LOCATION                              LEASE TERMS
--------                              -----------

150 - 129th Ave.                      Three years commencing October, 1996
Madeira Beach, Florida  33708         with option to renew for two additional
                                      three year periods.

645 San Carlos Blvd.                  Five years commencing December 1, 1995
Ft. Myers Beach, Florida  33931       with option to renew for three years.

1280 5th Street                       Five years commencing March 1, 1995
Miami Beach, Florida  33139           with option to renew for two years. The
                                      Company exercised its option to renew
                                      in January, 1997.

200 Madonna Dr.                       One year with an option to renew for five
Tierra Verde, Florida 33715           additional, one year terms.

MISSISSIPPI:
------------

5403 Indian Hill Blvd.                Three years commencing June 1, 1995
Diamondhead, MS  39525

Diamondhead, Mississippi Property
---------------------------------

On June 19, 1993, the Company, through Mississippi Gaming Corporation ("MGC"), exercised its option to purchase 404.5 acres of property at Diamondhead, Mississippi for $4,000,000. To complete the purchase of the Diamondhead property, MGC obtained a $2,000,000 loan from Casinos Austria Maritime Corporation ("CAMC") that was secured by a first mortgage on the Diamondhead, Mississippi property. The first mortgage loan was payable interest only at 8% per annum for fifteen months. The full principal balance on the first mortgage loan was due and payable on June 30, 1995. Prior to its due date, the first mortgage was paid in full from proceeds of a loan obtained by the Company in May 1995 from First Union National Bank of Florida.

On June 19, 1993, MGC entered into an option agreement to purchase approximately 100 acres included within but separated from the total 404 acres of property which is the site. This option expires in June 2003.

In order to insure that MGC has adequate access to the proposed gaming site at Diamondhead, Mississippi, MGC acquired a 100-foot wide perpetual easement from an adjoining property owner on December 22, 1994. The cost of the easement was $60,000. MGC has the right to construct an asphalt roadway at its expense on the easement property. If construction of the roadway does not commence in seven years of the easement grant, the easement terminates and reverts to the Grantors.

On February 1, 1996, MGC entered into a lease with the Hancock County Port and Harbor Commission to lease 10.15 acres of tidelands (bottomlands) and .1 acre of uplands. The bottomlands lease covers the area where the casino barges and the pier between the hotel and the casinos will be moored. The term of the lease is for five (5) years beginning 30 days after construction on the project commences. There are four five (5) year option renewal periods. The cost of the lease is $2,250,000 for the first five years of which $25,000 was paid on signing, and of which $95,000 is payable upon commencement of construction. Both payments are to be applied toward the lease payments which are $10,000 per month during construction. The remainder of the $2,250,000 will be amortized over the remainder of the lease after operation of the casino commences. Renewal options will be at a fair market value as defined under Mississippi Code Ann. Section 29-1-107(2)(b)(Supp. 1994) or as amended by subsequent legislation and adopted and published rules of the Secretary of State for the administration, control and leasing of public trust tidelands, as amended and revised. The lease is contingent on the project receiving all necessary approvals for construction and compliance with the Memorandum of Understanding which transferred management and control of the subject tidelands from the Mississippi Secretary of State to the Hancock County Port and Harbor Commission. This memorandum required the Hancock County Port and Harbor to enter into a tenant lease for the tidelands within one year of signing of the transfer, November 19, 1995, and commencement of casino operations within three years of signing of the transfer.

All applications for environmental approvals for the construction of the project have been submitted based on the site plan as approved by the Mississippi Gaming Commission. CWI/MGC is working closely with local, state and federal governmental agencies to acquire all necessary approvals. There can be no assurance that all necessary approvals will be forthcoming. Litigation brought by environmental groups, neighbors, competitors and others opposed to the casino resort or further gaming development in Mississippi may delay regulatory approvals and the issuance of permits necessary for the construction of a casino resort.

ITEM 3.  LEGAL PROCEEDINGS.

                             TAX-RELATED LITIGATION
                             ----------------------

FLORIDA DEPARTMENT OF REVENUE TAX AUDIT
---------------------------------------

On November 28, 1994, the Florida Department of Revenue issued a Notice of Intent to make Sales and Use Tax Audit Changes to the Company for the period February 1, 1989 through June 30, 1994. The proposed Audit Changes, including penalties and interest total approximately $6.5 million. The Florida Department of Revenue seeks to assess sales tax on gaming revenue, passenger fares, the purchase, sale and lease of fixed assets, repairs, and other items.

On June 28, 1989, the Department of Revenue issued Technical Assistance Advisement (TAA 89 (A) - 034) to Europa Cruise Line, Ltd. (the entity that is now known as Europa Cruises Corporation). This TAA appeared to resolve the admissions tax issue and the tax on purchases issued in favor of Europa. The Department revised this TAA in 1990, purporting to "clarify" that it had actually intended to conclude that the admissions tax was applicable. The revision did not revisit the tax on purchases. On April 21, 1995, the Assistant General Counsel for the Florida Department of Revenue issued a recommendation to the auditor responsible for the Europa sales tax assessments that the TAA issued on June 28, 1989, should be honored. Therefore, the Assistant General Counsel recommended that the assessment for Europa Cruise Line, Ltd. be eliminated for the period from June 28, 1989 to May 2, 1990. For the period following May 2, 1990, the Company relies on Florida statutes that provide that vessels are not establishments subject to admission sales tax. The Assistant General Counsel further recommends that the TAA be honored for all purchases made by Europa Cruise Line, Ltd., if such purchases were for supplies appropriate to carry out the purposes for which the Vessel was designed. The recommendation is limited to assessments for Europa Cruise Line, Ltd. However, the Company intends to pursue the argument that the successor entities are entitled to the benefits of the TAA.

In April, 1996, the Florida Department of Revenue and various Florida counties issued Notices of Proposed Assessment that totaled the $6.5 million from the November 28, 1994 Notice of Intent plus an additional $.1 million in accrued interest for a total proposed assessment of $6.6 million of which $1.7 million and $1.3 million represent interest and penalties respectively accrued through April 1996. The Company estimates that additional interest accrued through December 31, 1996, would be approximately $300,000, resulting in a total amount claimed due at December 31, 1996, of approximately $6.9 million.

In July, 1996, the Company filed a Protest with the Florida Department of Revenue contesting all amounts assessed. To date, no response has been received from the Florida Department of Revenue regarding the Companys' Protest. The Company strongly disagrees with the proposed Audit Changes and intends to vigorously contest the factual, statutory, and regulatory issues which form the basis for the proposed Audit Changes. The Company believes many of the proposed Audit Changes will be resolved in the Company's favor. However, the outcome of this matter is uncertain and if the Company is not successful in challenging the proposed Audit Changes by the Florida Department of Revenue or in resolving and settling this matter, the additional Sales and Use Tax the Company will be required to pay would have a major, substantial, adverse impact on the Company's financial condition and results of operations.

GALVESTON INDEPENDENT SCHOOL DISTRICT, ET AL. V. EUROPA CRUISE LINES OF TEXAS, INC., ET AL. (In the District Court of Galveston County, Texas (Case No. 95TX0051)

On or about January 31, 1995, the Galveston Independent School District filed a Petition in the District Court of Galveston County, Texas for ad valorem taxes allegedly due for the year 1990 in the principal amount of $211,470 and for interest and penalties in the amount of $177,635. The Company maintains that it is not liable for this alleged tax. The Company believes the tax is a tangible property tax which cannot be levied on a foreign flag vessel.

                          GAMING-RELATED LITIGATION

WILLIAM POULOS, ET AL. V. AMBASSADOR CRUISE LINES, INC., ET AL. (United States District Court, District of Nevada) (Case No. CV-S-95-936-LDG (RLH)

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

ROBERT M. BAER, ET AL V. AMBASSADOR CRUISE LINES, INC. ET AL. (In the Circuit Court of the Seventeenth Judicial Circuit In and For Broward County, Florida) Case No. 96-6177 (21)

On May 7, 1995, Robert M. Baer, on Behalf of Himself and All Others Similarly Situated, filed a class action lawsuit against approximately thirty-eight defendants, including Europa Cruises of Florida I and Europa Cruises of Florida II in the Circuit Court of the Seventeenth Judicial Circuit In and For Broward County, Florida. (Case No. 96-6177 (21) Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc. were served with the Complaint on or about July 11, 1996. The suit was filed against the manufacturers, distributors and promoters of video poker and electronic slot machines and the owners, operators and promoters of cruise ship casinos which utilized casino video poker machines and electronic slot machines. The plaintiff alleges fraud in connection with the labeling, design, promotion and operation of casino video poker machines and electronic slot machines, violation of the Florida Racketeer Influenced and Corrupt Organizations Act ("RICO"), common law fraud and deceit, unjust enrichment, and negligent misrepresentation. The plaintiff contends that the defendant owners, operators and promoters of cruise ship casinos, along with the manufacturers, distributors, and promoters of video poker machines and electronic slot machines, have engaged in a course of fraudulent and misleading conduct intended to induce people to play their machines based on a false understanding that the machines operate in a random fashion and are unpredictable. The plaintiff alleges that these machines actually follow fixed, preordained sequences that are not random, but rather are both predictable and subject to manipulation by defendants and others. The plaintiff seeks damages in excess of one billion dollars, including treble their general and special compensatory damages, punitive damages, consequential and incidental damages, interest, costs, attorneys' fees and a preliminary and permanent injunction requiring defendants to accurately and properly describe their video poker machines and electronic slot machines. Although this action is in the very early stages of litigation, management believes there is no support for plaintiff's factual claims and the Company intends to vigorously defend this lawsuit. The Company is sharing the cost of this litigation with certain other defendants who have retained the same law firm to represent them.

                                OTHER LITIGATION
                                ----------------

SEA LANE BAHAMAS LIMITED V. EUROPA CRUISES CORPORATION (United States District Court for the Southern District of Florida)(Case No. 94-10004)

In February, 1994, following attachment of one of the Company's vessels by Sea Lane Bahamas Limited, the Company entered into a partial settlement agreement with Sea Lane with respect to the Company's obligations under a Bareboat Charter Agreement. With respect to unpaid charterhire, the Company paid the sum of $250,000 to Sea Lane plus an additional $386,000 in monthly payments of $30,000 per month plus interest at the rate of six percent (6%) per annum fully paid as of December 31, 1995. The Company's liability, if any, for damages arising out of the condition of the EuropaJet upon its redelivery to Sea Lane remains in dispute. The Company believes its liability for required repairs and maintenance to the EuropaJet when the vessel was returned to Sea Lane is approximately $150,000. The Settlement Agreement provided that if the Company and Sea Lane are unable to settle this dispute with respect to the condition of the EuropaJet when it was redelivered to Sea Lane, the amount of the Company's remaining obligation to Sea Lane would be determined in binding arbitration.

On or about September 26, 1994, Sea Lane filed a Petition to Compel Arbitration in the United States District Court for the Southern District of Florida seeking damages in excess of one million dollars. Sea Lane contends that it acquired the EuropaJet from Europa for nonpayment of amounts due on a charterhire agreement and that substantial expenses were incurred to make repairs for which Europa is responsible. The Petition requested that the court direct Europa to proceed to arbitration under the charterhire agreement. Europa objected to the demand for arbitration and denied that it owed the amount requested by Sea Lane. On or about April 10, 1995, the United States District Court entered an Order granting Sea Lane's Petition to Compel Arbitration. The parties have selected arbitrators and are in the process of taking discovery prior to arbitration. An arbitration date is expected to be set in the near future. On or about August 2, 1995, the EuropaJet sank off the coast of Florida in a hurricane. What, if any effect, this will have on the Petitioner's ability to prove alleged damages is unknown.

IN RE BURTON SECURITIES, S.A., DEBTOR/HARRELL Z. BROWNING, LIQUIDATING TRUSTEE OF BURTON SECURITIES, S.A. V. EUROPA CRUISES CORPORATION (In the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (Case No. 94-2199-C).

On June 17, 1994, Harrell Z. Browning, Liquidating Trustee under the Chapter 11 plan of Burton Securities, S.A., Debtor, entered into a binding Memorandum of Agreement with Europa Cruises Corporation providing for the purchase by Europa of the Panamanian-flag vessel M/V LE MISTRAL. Paragraph 4 of the Agreement gave Europa the right to terminate the Agreement in the event closing did not occur within sixty days from the date of the Agreement in which event, Europa would be entitled to receive a refund of its full escrow deposit in the amount of $85,000. Moreover, the Bankruptcy Court entered an Order on July 15, 1994, approving the terms and condition of the Memorandum of Agreement in all respects and specifically stating that "[i]f for any reason the closing [had] not taken place on or before August 16, 1994, Europa may, at its option, terminate the Europa Agreement and, in such event, the Trustee shall refund the entire escrow deposit plus any accrued interest to Europa and Europa shall have no obligation to the Trustee or the estate." The Trustee was notified on August 15, 1994, that Europa had determined to exercise its right to terminate the Agreement. Europa has attempted to obtain the return of its deposit from the Trustee who has refused to return same. On the contrary, on December 15, 1994, the Trustee filed an action against Europa for breach of contract seeking damages in excess of $750,000. The Company believes the agreement to purchase Le Mistral was properly terminated and that the Company is entitled to a full refund of its $85,000 deposit. The case was tried on June 13 and 14, 1996. The Court has not yet entered an Order as to its decision. The Company intends to appeal any finding in favor of the Trustee.

TURNER V. EUROPA CRUISES CORPORATION, ET AL. (In the Chancery Court of the State of Delaware In and For New Castle County (Civil Action No. 14482) CASE SETTLED AND DISMISSED.

On or about August 15, 1995, Stephen M. Turner, former Chairman of the Board of Europa Cruises Corporation, filed suit in the Chancery Court of the State of Delaware in and for New Castle County, against Europa Cruises Corporation and its then-three Directors, Deborah A. Vitale, Ernst Walter and Lester Bullock. On or about September 1, 1995, Mr. Turner withdrew his claims against the individual Directors. Mr. Turner was seeking a declaratory judgment from the Court declaring him to be a member of the Board of Directors of Europa Cruises Corporation. The Board of Directors maintained that Mr. Turner unequivocally resigned on March 20, 1995 in the presence of four witnesses and that his actions immediately following his resignation confirmed same. The Board of Directors maintained that Mr. Turner's attempt to unilaterally resurrect himself as a Director of the Company after having resigned was of no force and effect. Depositions were taken on or about September 26, 1995. Trial in the matter was scheduled for October 3, 1995. However, the parties agreed to a settlement under the terms of which Mr. Turner would receive $17,500. Settlement documents were signed on January 19, 1997. These contained a written confirmation of the resignation of Mr. Turner from the Company and its subsidiaries effective March 20, 1995. A Stipulation of Dismissal was filed on February 18, 1997.

LONNIE AVANT, ET AL. V. EUROPA CRUISES CORPORATION (In the United States District Court for the Middle District of Florida (Case No.96-217-CIV-FTM-24D)

On June 13, 1996, Lonnie Avant, on behalf of herself and all others similarly situated, filed a class action lawsuit against Europa Cruises Corporation, d/b/a Europa SeaKruz, Lester Bullock and John Does 1-10 (Europa's other directors, officers and managers) in the United States District Court for the Middle District of Florida, Fort Myers Division, Case No. 96-217-CIV-FTM-24D). The Company was served with the Complaint on or about June 19, 1996. The suit was filed against the Company and its directors, officers and managers. The Plaintiff alleges that the Company and its directors, officers and managers intentionally charged fictitious "port charges" and thereby overcharged numerous customers and that this practice violated the federal Racketeer Influenced and Corrupt Organizations Act (RICO). The plaintiff seeks treble damages, attorneys fees, litigation expenses, costs and restitution. This is one of a number of class action lawsuits relating to "port charges" recently filed against cruise ship companies. The Company denies the allegations and intends to defend this lawsuit vigorously. The parties are conducting discovery. A Pretrial Conference is scheduled in the case for August 14, 1997. The case is set for a jury trial for the trial term commencing September, 1997.

BAY ST. LOUIS COMMUNITY ASSOCIATION, PRESERVE DIAMONDHEAD QUALITY, INC., GULF ISLANDS CONSERVANCY, INC. AND CONCERNED CITIZENS TO PROTECT THE ISLES AND POINT, INC. V. THE COMMISSION ON MARINE RESOURCES, HANCOCK COUNTY PORT AND HARBOR COMMISSION AND CASINO WORLD, INC. (Chancery Court of Hancock County, Mississippi)(Case No. 960707)

On September 18, 1996, Bay St. Louis Community Association, Preserve Diamondhead Quality, Inc., Gulf Islands Conservancy, Inc. and Concerned Citizens to Protect the Isles and Point, Inc. filed a Notice of Appeal and Complaint against the Commission on Marine Resources, Hancock County Port and Harbor Commission and Casino World, Inc., in the Chancery Court of Hancock County, Mississippi (Case No. 960707), appealing the administrative decision of the Commission on Marine Resources in granting Permit No. DMR-M 9612281-W and COE No. MS96-01566-U. On October 17, 1996, the Mississippi Commission on Marine Resources filed a Response to Notice of Appeal and Answer in which it maintained, in pertinent part, that it had complied with all procedural requirements relevant to grants of permits and use adjustments at issue, that its decision to grant the permit and use adjustment was grounded upon legally sufficient evidentiary grounds and that there was no proper ground at law warranting reversal of its decision. On October 16, 1996, Casino World, Inc. and the Hancock County Port and Harbor Commission filed a Joint Motion to Dismiss for Untimely Appeal in which they alleged that the appellants had failed to file their Notice of Appeal and Complaint within the proper time period. The Joint Motion to Dismiss was granted on December 31, 1996.

On January 15, 1997, the Bay St. Louis Community Association, Preserve Diamondhead Quality, Inc., Gulf Islands Conservancy, Inc. and Concerned Citizens to Protect the Isles and Point, Inc. filed a Notice of Appeal from the decision of the Chancery Court.

                          LIBERIS-RELATED LITIGATION
                          --------------------------

The following litigation relates to Charles S. Liberis, the founder of the Company, a former Chairman of the Board of Directors, President, Director and Chief Operating Officer of the Company.

1. LIBERIS V. EUROPA CRUISES CORPORATION (Court of Chancery of the State of Delaware in and for New Castle County, C.A. 13103) CASE ON APPEAL

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

The case was tried from May 22, 1995 to May 25, 1995. On February 8, 1996, the Court entered a Memorandum Opinion in which it ruled, in pertinent part, that Liberis, who had filed suit to enforce an alleged stock option agreement to purchase 1,417,500 shares of stock at $.15625 per share, "ha[d] no right to enforce the alleged stock option agreement." The decision further requires Liberis to return 250,000 shares of common stock to the Company. On October 9, 1996, the Court entered an Order and Judgment. Liberis filed a Notice of Appeal from the Final Order on November 7, 1996. Liberis filed his appellate brief on February 14, 1997. Europa's appellate brief is due on April 18, 1997.

2. LIBERIS V. EUROPA CRUISES CORPORATION, CASINO WORLD, INC., CASINOS AUSTRIA MARITIME CORPORATION (CAMC), SERCO INTERNATIONAL LIMITED, CHARLES H. REDDIEN, STEPHEN M. TURNER, DEBORAH A. VITALE, WILLIAM A. HEROLD and SHARON E. PETTY (In the Court of Chancery of the State of Delaware in and for New Castle County) (Case No. 12955) CASE DISMISSED

On April 22, 1993, Charles S. Liberis filed an action in the Court of Chancery of the State of Delaware in and for New Castle County against Europa and its subsidiary, Casino World, Inc. (CWI) and the above-named entities and directors of Europa. In the action, Liberis alleged a scheme on the part of CAMC and Serco acting with Petty, Reddien and others to seize control of Europa by changing the membership of the Board and transferring power to the directors nominated by Serco, an alleged entrenchment by that Board by means of a proposed issuance of Preferred Stock of Europa and an alleged scheme by that Board to entrench itself in Casino World, Inc. by spinning off CWI to the stockholders of Europa and selling 60% of CWI to outside investors and improper actions relating to the retention of the services of CAMC. Count I of the Complaint sought the removal of allegedly wrongfully elected directors and two officers and the reinstatement of Liberis as CEO. Counts II and III sought relief against the issuance of the Europa Preferred Stock. Count IV sought injunctive relief as to the proposed spinoff of CWI. Count V sought relief against CAMC and Serco for civil conspiracy. Liberis sought a preliminary injunction to enjoin three directors elected at Europa's Board meeting on December 12, 1992 from acting on behalf of Europa and CWI and to enjoin Reddien, the then Chief Executive Officer of both Europa and CWI from taking any action on behalf of those entities. On May 17, 1993, the Court denied Liberis' application for a preliminary injunction finding that Liberis had failed to establish a likelihood of success on the merits as well as irreparable harm that would result in the event an injunction were not entered.

On March 25, 1996, an Order was entered dismissing this case as moot.

3. CHARLES S. LIBERIS, AS TRUSTEE OF THE CHARLES S. LIBERIS, P.A., PROFIT SHARING PLAN V. EUROPA CRUISES CORPORATION (In the Circuit Court in and for Escambia County, Florida) (Case No. 93-1187-CA-01-J) CASE DISMISSED

In or about March, 1993, Charles S. Liberis, as Trustee of the Charles S. Liberis, P.A. Profit Sharing Plan, filed suit against Europa for amounts allegedly due from Europa in connection with a promissory note Liberis received from Europa in conjunction with a purported December 1990 transfer to Europa of Liberis' interest in Sea Lane. The Complaint alleges that a principal balance of approximately $141,000.00 was owed on the note.

On April 5, 1996, the parties filed a Stipulation of Dismissal dismissing this case without prejudice on grounds that the action was moot.

4. EUROPA CRUISES CORPORATION V. LIBERIS, et al. (In the United States District Court for the Northern District of Florida (Case No. 93-30158) CASE DISMISSED

On or about May 11, 1993, the Company filed an action in the Untied States District Court for the Northern District of Florida against Charles S. Liberis and one of the Company's former Chief Financial Officers, seeking compensatory and punitive damages. The Company and the former Chief Financial Officer involved have settled this and other disputes between them. The Company is seeking damages from Liberis for substantially the same events and transactions alleged in Europa's counterclaim in Delaware Case No. 13103. Liberis also filed a counterclaim requesting the same relief sought in Delaware Case No. 13103. Most of Europa's claims against Liberis and all of Liberis' pending claims against Europa in this case were the subject of Delaware Case No. 13103. Europa also made a claim for securities fraud against Liberis in this Florida case which was not made in the Delaware case.

On April 8, 1996, an Order of Dismissal was entered dismissing the case with prejudice.

5.  LIBERIS V. STEVE  TURNER,  DEBORAH A. VITALE,  WILLIAM A.  HEROLD,  ERNST G.
WALTER, SHARON E. PETTY, CHARLES H. REDDIEN, VICTOR B. GERSH, SERCO INTERNATIONAL LIMITED, CASINOS AUSTRIA MARITIME CORPORATION (CAMC), and AUSTROINVEST INTERNATIONAL LIMITED (Circuit Court in and for Pinellas County, Florida)(Civil Action No. 93-001626-CI-008)

On or about May 5, 1993, Liberis filed suit in the Circuit Court in and for Pinellas County, Florida (Case No. 93-001626-CI-008) for rescission, fraud and conspiracy. On or about August 4, 1993, Liberis filed an Amended Complaint, naming additional defendants and adding a count for defamation. Liberis alleges that the defendants conspired to defraud, coerce and trick Liberis into resigning his position as Chief Executive Officer and Chairman of the Board of Europa Cruises Corporation and defamed him. Liberis seeks compensatory, punitive, treble damages and attorneys' fees from the above-named defendants.

The defendants filed a motion to stay the action on grounds that Liberis had filed a substantially similar action in the Court of Chancery of the State of Delaware in and for New Castle County, styled Liberis v. Reddien, et al. (Civil Action No. 12955) and that any substantive issues decided in Delaware would be binding as to this case. On December 13, 1993, the Court entered an Order staying this action as to all parties until the cases of Liberis v. Reddien,et al (Civil Action No. 12955) and Liberis v. Europa Cruises Corporation (Civil Action No. 13103) pending in Delaware were dismissed or final judgment on the merits was entered with respect to all claims alleged in Count I of Civil Action No. 12955 and as to all claims in Civil Action No. 13103. Count I of Delaware Civil Action No. 12955 was for "Removal of Wrongfully Elected Directors and Officers and Reinstatement of Liberis" (against Europa and Director Defendants). On March 25, 1996, the Court of Chancery of the State of Delaware in and for New Castle County entered an Order of Dismissal dismissing Liberis v. Reddien, et al.(Civil Action No. 12955) as moot. On or about August 7, 1995, the defendants agreed to lift the stay in the Pinellas County case for discovery purposes and for the purpose of finalizing the pleadings. On or about April 22, 1996, Liberis filed a motion for Leave to File a Second Amended Complaint to add a claim for intentional infliction of emotional distress. The Court has not yet granted Liberis' motion for leave to file a Second Amended Complaint. No trial date has been set.

6. LIBERIS V. EUROPA CRUISES CORPORATION (In the Court of Chancery of the State of Delaware In and For New Castle County) (Civil Action No. 14889)

On March 12, 1996,  Charles S. Liberis  filed  Complaint  Under 8 Delaware  Code
Section 220 to inspect and/or copy the Company's shareholders' list and other materials, books and records of the Company and for attorneys fees incident to the action. On April 8, 1996, the Company filed an Answer denying that Mr. Liberis was entitled to inspect and/or copy the Company's shareholders' list and/or other materials, books and records of the Company. The Company maintains that Mr. Liberis was not entitled to the inspection sought inasmuch as he was not a shareholder of record, as required under the statute, at the time the request to inspect was made. There have been no further proceedings in this case.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED  STOCKHOLDER MATTERS

The shares of the Company's Common Stock, $.001 par value (the "Common Stock") are traded on the over-the-counter market under the NASDAQ symbol KRUZ. The following table sets forth the high and low bid price quotations of the Common Stock in each full quarter during the periods set forth. The over-the-counter quotations reflect inter-dealer prices without retail markup, markdown, or commission and may not represent actual transactions.

                           1996 Quarters    1995 Quarters
                           -------------    -------------
                           High      Low    High      Low
                           ----      ---    ----      ---

      First Quarter . . .  1        7/16    1-9/16   27/32
      Second Quarter . .   1-5/16   19/32   1-3/4      5/8
      Third Quarter . . .  1-7/32   5/8     1-9/16   27/32
      Fourth Quarter . . . 7/8      19/32   1-3/16   21/32

      On March 14, 1997, there were 808 registered holders of record of the Common Stock.

      The Company has never paid a cash dividend on its Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              RESULTS OF OPERATIONS
                              ---------------------

                                    REVENUES
                                    --------

The Company operated 2,172 cruises in 1996, as compared to 2,267 in 1995, a decrease of 4.19% or 95 cruises. The Company carried 332,156 passengers in 1996 as compared to 323,270 passengers in 1995, or an additional 8,886 passengers, an increase of 2.75%. This increase in total passengers carried from 1995 to 1996 is significant given the high number of cruises lost to inclement weather in 1996. The average revenue per passenger was approximately $57.96 in 1996. The Company carried an average of 153 passengers per cruise in 1996.

WEATHER
-------

One of the key variables necessary to understanding the Company's business is inclement weather. Inclement weather has a direct effect on the number of cruises conducted and on passenger counts. In addition, passenger counts are reduced immediately before and immediately following inclement weather conditions. The years ended 1996 and 1995 were characterized by significant inclement weather in Florida which affected the ports in which the Company operated. In 1996, the Company cancelled approximately 69 cruises due to inclement weather. The Company estimates, based upon an average per cruise passenger count of 153 and an average per passenger revenue of approximately $57.96, that as a result of these 69 cancellations, it lost approximately 10,559 passengers and revenues of approximately $612,206. In addition, the Company estimates it suffered decreased passenger counts before and after these cancelled cruises on at least 35 cruises resulting in a loss of approximately 5,000 passengers and $300,000. Thus, the Company estimates that it suffered decreased revenues due to inclement weather in 1996 of approximately $900,000. In 1995, the Company cancelled approximately 74 cruises due to inclement weather. The Company estimates, based upon an average per cruise passenger count of 143 and an average per passenger revenue of approximately $59.52, that as a result of these 74 cancellations, it lost approximately 10,582 passengers and revenues of $629,840. Decreased passenger counts before and after these cancelled cruises is approximately 5,250 or $312,000 for a total estimated revenue loss of $942,000.

TOTAL  REVENUES/GAMING REVENUES
-------------------------------

The Company earned total revenues of $19,252,778 in 1996 as compared to total revenues of $19,243,830 in 1995, thus experiencing only a slight increase in total revenues. The Company increased its gaming revenues from $11,577,974 in 1995 to $13,258,289 in 1996, an increase of $1,680,315 or 14.51%. The Company attributes the substantial increase in gaming revenues to the relocation of the Europa Star to Snug Harbor in Ft. Myers Beach, an increase in passenger counts in Miami Beach and an increase in the number of gaming positions available on the Company's vessels.

RELOCATION OF PORT IN FT. MYERS BEACH, FLORIDA
----------------------------------------------

In December, 1995, the Company moved its port in Ft. Myers Beach, Florida to a new location at Snug Harbor in Ft. Myers Beach. The relocation placed the EuropaStar closer to international waters, thus decreasing the time necessary to reach international waters wherein gaming activities could be conducted. The Company estimates that the relocation resulted in significantly increased gaming revenues based on the benefit conferred from gaining thirty minutes of additional gaming time per cruise.

PASSENGER FARES
---------------

Passenger fares continue to constitute a major threat to the Company's gross revenues. Passenger fares fell from $4,635,650 in 1995 to $3,888,395 in 1996, a decrease of $747,255 or 16.11%. The decrease in passenger fare revenue is a direct result of increased and intense competition in the day cruise industry and the fare wars that now characterize the industry. Passenger fares in the industry range from "FREE" to whatever a particular port can command. The Company must stay competitive with respect to passenger fares charged in the industry if it is to maintain its passenger counts.

FOOD AND BEVERAGE REVENUES
--------------------------

Revenue from food and beverage sales increased from $1,352,986 in 1995 to $1,499,071 in 1996, an increase of $146,085 or 10.79%. The increase is attributable to a separate fee charged for meals at the Miami Beach port.

CHARTER FEES
------------

Charter fee income decreased from $1,015,174 in 1995 to $383,905 in 1996, or $631,269, a decrease of 62.18%. The decrease in charter fees is a result of the M/V Stardancer being on charter for only half of the year as compared to a full year in 1995. The Company normally charters its fourth vessel, the M/V Stardancer, to unrelated third parties for a charter fee. However, in 1996, the Company was required to place three of its operating vessels in drydock for repair and maintenance and to meet U.S. Coast Guard and other safety requirements. The M/V Stardancer, therefore, was not chartered during the five months the Company's other three operating vessels were each placed in drydock. Instead, the M/V Stardancer rotated through the Company's three operating ports to replace each of the Company's three operating vessels as each operating vessel went to drydock at separate times.

In December, the M/V Stardancer began operations in the Company's newest port, Tierra Verde, Florida. In February, 1997, however, the Company was cited for noise pollution at the Tierra Verde port and voluntarily ceased operations. While the Company is seeking to correct the noise pollution concern by mechanical means, alternative options, such as a third-party or other operating port charter are under consideration in the event the M/V Stardancer is unable to operate in the Tierra Verde port.

OTHER REVENUE
-------------

Other revenue decreased from $662,046 in 1995 to $223,118 in 1996, a decrease of $438,928 or 66.30%. During the first quarter of 1995, the Company managed the casino on board the M/V Stardancer while the vessel was under charter to an unrelated third party. The Company received a management fee for this service in 1995. In 1996, the Company did not manage any outside casinos and, accordingly, had no management fee income in 1996.

                              COSTS AND EXPENSES
                              ------------------

VESSEL OPERATING EXPENSES
-------------------------

Vessel operating costs and expenses decreased from $13,852,562 in 1995 to $12,802,466 in 1996, a decrease of $1,050,096 or 7.58%. This significant decrease in vessel operating costs was attributable to cost reductions instituted in all departments, except Marine. The majority of the decreases came from payroll reductions in the casino, meal, entertainment and port accounting departments and decreased food costs.

Prior to 1995, drydocking costs were expensed evenly over the period to the next scheduled drydocking. Due to uncertainty in estimating the amount of future drydock costs, the Company believes that the deferral method is preferable and changed its method of accounting for drydocking costs during the fourth quarter of 1995. When incurred, drydocking costs are capitalized and amortized over the two to three year period to the next drydock. This change had the effect of reducing the 1995 net loss approximately $175,000 and of reducing the 1995 loss before cumulative effect of the change in accounting principle by approximately $40,000. See note 1 to the financial statements.

ADMINISTRATIVE AND GENERAL AND OTHER OPERATING
----------------------------------------------

Administrative and general costs and expenses fell from $2,632,150 in 1995 to $2,150,942 in 1996, or $481,208, a decrease of 18.28%. Other operating expenses, which include certain litigation costs, also fell from $490,192 in 1995 to $276,597 in 1996 or $213,595, a decrease of 43.57%. These decreases are primarily due to decreases in litigation costs, professional fees and payroll reductions at the corporate and port levels.

LITIGATION COSTS
----------------

The Company dramatically reduced its litigation costs during 1996. In 1995, the Company's legal fees were approximately $709,000. In 1996, the Company's legal fees were $172,739, a difference of $536,261 or 75.64%. In 1995, the Company's legal fees averaged $59,000 per month. In 1996, despite the fact that the Company had been served with two new class action lawsuits and additional Mississippi- related litigation, the Company's legal fees averaged only $14,400 per month, resulting in a monthly savings of $44,600 per month. This 75.64% decrease in legal fees is directly attributable to the fact that the Chairman of the Board, a trial attorney with substantial experience in complex litigation, negotiated and drafted most of the Company's contracts and performed a substantial amount of the Company's legal work.

The Company has taken an aggressive approach to the litigation and legal matters pending against the Company. As a result of the Company's aggressive approach to the litigation pending, a number of cases previously pending against the Company have been resolved, settled, dismissed and/or tried.

PROXY CONTEST
-------------

As a result of a proxy contest filed in February 1997, the Company's legal fees will increase in 1997.

OUTSIDE ACCOUNTING COSTS
------------------------

The Company also significantly reduced its outside accounting fees in 1996. In September, 1995, the Board of Directors replaced its Chief Financial Officer and internalized certain accounting functions such as the Company's state tax audits and SEC compliance. In 1995, the Company's outside accounting fees were approximately $143,550 or $11,963 per month. In 1996, the Company's outside accounting fees were approximately $86,650 or $7,221 per month, a decrease of approximately 39.64%.

FOOD COSTS
----------

In September 1995, the Company assumed responsibility for the preparation and service of all meals on board its vessels. This function was previously performed pursuant to contract with unrelated third parties. As a result of the transfer of this function in-house, net meal costs decreased from $2,526,794 in 1995 to $2,079,813 in 1996, a reduction of $446,981 or 17.69%.

ESOP ADJUSTMENT
---------------

The 1995 loss includes a nonrecurring ESOP adjustment which decreased the net loss by $279,000. This is a non-cash benefit. For accounting purposes, the Company expenses the item, but cash is not paid. In 1996, this non-cash expense was $208,125. See notes 1 and 7 to the financial statements.

ADVERTISING AND PROMOTION
-------------------------

Advertising  and  promotion  expenses  decreased  from  $1,859,306  in  1995  to
$1,586,931  in 1996,  or  $272,375,  a  decrease  of  14.64%.  The  decrease  is attributable to the move from costly media to less costly methods of advertising, including telemarketing.

DEPRECIATION AND AMORTIZATION
-----------------------------

Depreciation and amortization increased from $1,345,437 in 1995 to $1,544,359 in 1996, or $198,922, an increase of 14.78%. This increase results from the addition of new gaming equipment to the vessels and from the increased amortization of deferred 1996 drydock costs.


                                 CERTAIN SAVINGS
                                 ---------------

TERMINATION AGREEMENT WITH CASINOS AUSTRIA MARITIME CORPORATION
---------------------------------------------------------------

The Company entered into a Termination Agreement with Casinos Austria Maritime Corporation effective February 4, 1997, under the terms of which it agreed to terminate a Consulting Agreement between the Company and Casinos Austria dated September 16, 1994. Under the terms of the Agreement, the Company paid Casinos Austria $361,644 to terminate the Agreement. Under the terms of the Termination Agreement, the Company will pay a monthly fee of 3.5% of the gross gaming revenue, if any, from casino operations on the M/V Stardancer only through December 31, 1997. However, if the M/V Stardancer is chartered or sold during this period to an unrelated third party, no fee will be due during such charter period. The termination of the Agreement, coupled with an Addendum to the Agreement entered into in October, 1996, will save the Company approximately $450,000 through December 1997, when the contract would otherwise have ended. The funds used to terminate the Agreement were obtained as part of a partial refinancing which occurred in October 1996. The funds were being held in escrow pursuant to a Cash Collateral Account Agreement entered into on October 31, 1996, for the sole purpose of effecting the termination.

DRYDOCK
-------

Three of the Company's four vessels were required to be placed in drydock during 1996 for repair and maintenance and to comply with U.S. Coast Guard and other safety requirements. The Company, which normally leased its fourth vessel, the M/V Stardancer, to an outside party, arranged its lease so that when the lease expired, the Stardancer could be used as a replacement vessel for each of the Company's remaining operating vessels. The placement of three ships in drydock would normally have resulted in drastic operating losses. However, by rotating the Stardancer through each operating port, the Company lost only 21 cruises due to drydock and its revenues (taking into account the related offset for reduced charter fee revenue) were only slightly effected as compared to prior years where the Company suffered severe revenue losses as a result of cruises lost to drydock.

M/V STARDANCER PURCHASE AGREEMENT
---------------------------------

In August, 1994, the Company had entered into a Subscription and Investment Agreement with Lagoon Cruise Line, Inc. when the Company purchased the M/V
Stardancer, in return for cash and stock. Under the terms of the agreement, Europa was required to pay Lagoon, in cash, the difference, if any, between the average five day trading price of the stock for the period ending February 13, 1997 and $1.25 per share for the 1,200,000 shares of stock Lagoon received in payment for the vessel. On February 13, 1997, the guarantee lapsed since the stock was trading at an average price in excess of $1.25 per share. As a result, the Company avoided a cash cost under this Agreement which had been reported in the Company's 1995 Form 10-KSB at approximately $675,000 based on the stock price at December 31, 1995.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

In 1996, the Company met its normal operating costs and expenses from its 1996 cash flow from operations. The Company, however, may be unable to meet any unusual or unanticipated cash requirements should they arise during 1997 except through the sale of common stock or borrowing. From October, 1995 to January, 1997, to meet certain unusual cash requirements, the Company sold an aggregate of 3,851,869 shares of common stock for $1,850,000, the majority of which was used to pay drydock cash requirements of approximately $1,466,000. See Drydock.

The Company's working capital deficiency is $1.67 million at December 31, 1996 as compared to $1.60 million at December 31, 1995.

During 1996, operating activities provided cash of $2,672,630, which is principally attributable to non-cash expenses of approximately $1.8 million, a $900,000 decrease in prepaids, and an increase in accounts payable and accrued expenses.

Investing activities (principally vessel improvements, major vessel repair and maintenance, gaming equipment purchases, and Mississippi development costs) required cash of approximately $2.8 million in 1996, which was met through the sale of common stock. See note 6 to the financial statements.

BANK REFINANCING
----------------

On May 23, 1995, the Company obtained an 11.35% term loan in the amount of $6,446,332 from First Union National Bank of Florida. Proceeds from the loan were used to pay off substantially all of the Company's then-existing debt except for a capital equipment lease with Casinos Austria Liegenschaftsverwaltung-Und Leasing, GESMBH.

In August 1995, Service America, Inc., the Company's then food vendor demanded payment of all payables then due in the approximate amount of $1.2 million and seized three of the Company's vessels to secure payment of same. On August 21, 1995, the Company borrowed $1.2 million from First Union National Bank of Florida and used the proceeds to pay the outstanding payables. The $1.2 million due to First Union National Bank of Florida initially matured September 1, 1996 and was extended to January 31, 1997.

On October 31, 1996, the Company obtained a $2,250,000 loan from dEBIS Financial Services, Inc. The loan carries a fixed rate of interest of 10.5% over a term of ten years with a balloon in 5 years. The Company used the proceeds of the loan to pay off the $1,100,000 balance due on the loan with First Union National Bank of Florida due January 31, 1997 and to pay an additional $600,000 to First Union National Bank of Florida on its original loan of approximately $6,400,000 dated May 25, 1995. Of the remaining proceeds, $400,000 was placed in an interest bearing escrow account at First Union National Bank of Florida to be used to effect the buy-out of the Casinos Austria Consulting contract. The remaining $150,000 of proceeds were used to purchase a new engine for the M/V Europa Sun and to pay closing costs.

First Union National Bank of Florida, which holds the majority of the Company's long-term debt, further agreed to modify certain loan covenants contained in that Credit Agreement dated May 25, 1995. The bank agreed to release its security interest in the EuropaSun to facilitate the dEBIS loan, revised the cash flow covenant to reduce the cash flow requirements required to be met by the Company, reduced the maturity date of the note from 7 years to 5 years with no corresponding increase in monthly payments. First Union National Bank of Florida was also granted two Warrants from the Company to purchase 200,000 shares of common stock at a price of $2.00 per share. First Union National Bank of Florida has piggyback registration rights for one year and one demand registration right after one year.

At December 31, 1996, the Company was not in compliance with its cash flow covenant required under its loan agreement with First Union. First Union has waived the covenant requirement through January 31, 1998.

DRYDOCK
-------

Three of the Company's four vessels were required to be placed in drydock during 1996 for repair and maintenance and to comply with U.S. Coast Guard and other safety requirements. The Company, which normally leased its fourth vessel, the M/V Stardancer, to an outside party, arranged its lease so that when the lease expired, the M/V Stardancer could be used as a replacement vessel for each of the Company's remaining operating vessels. The placement of three ships in drydock would normally have resulted in drastic operating losses. However, by rotating the M/V Stardancer through each operating port, the Company lost only 21 cruises due to drydock and its revenues taking into consideration the offset for lost charter fee revenues, were only slightly effected as compared to prior years where the Company suffered severe revenue losses as a result of cruises lost to drydock.

However, the costs associated with drydocking three vessels in one year were substantial. The Company paid approximately $1,466,000 in 1996 for major repair and maintenance during the regularly scheduled drydock for three of its vessels and unanticipated major repairs in wetdock on its fourth vessel. The EuropaSky was in drydock approximately 30 days at a cost of $305,000. The EuropaStar was in drydock approximately six weeks at a cost of $521,000, which included $250,000 for steel replacement. The EuropaSun was in drydock approximately five weeks at a cost of $600,000, which included a new engine, a complete rebuilding of a second engine for $155,000, and significant steel replacement costing $212,000 and certain refurbishment to its interior.

The M/V Stardancer, which was not drydocked, required maintenance and repair to its main engine and generator in wetdock. The cost was approximately $40,000.

The Company did not have the substantial funds required to pay for the drydock costs associated with its three vessels. The Company was unsuccessful in attempting to borrow funds from various banks and other lending entities or to raise the required capital from traditional lending sources. The Company was forced to cease making its monthly equipment lease payments to Casinos Austria Liegenschaftsverwaltung-Und Leasing, GESMBH (hereafter "CAL") and consulting payments then due to Casinos Austria Maritime Corporation (hereafter "CAMC"). On January 10, 1997, CAL agreed to a revised repayment schedule for the outstanding lease payments due. The repayment schedule basically extends the term of the lease for five months while providing for somewhat higher lease payments. On
March 3, 1997, the Company signed a 9% promissory note for those outstanding consulting fees due to CAMC which totalled $285,997. The note is secured by a second mortgage on the Europa Sky. Payments of $17,045 are due monthly for eighteen months.

In February, 1997, the Company received a $400,000 non-refundable option payment from Hilton Gaming Corporation. These funds are earmarked for Diamondhead, Mississippi-related expenses and development costs.

The Company has no firm commitment for capital expenditures in 1997, except for the regularly scheduled drydock of the Europa Stardancer in May, 1997. The Company estimates that this drydocking will cost $100,000 which is expected to be funded from operations.

On November 28, 1994, the Florida Department of Revenue (DOR) issued to the Company a Notice of Intent to make Sales and Use Tax Audit Changes for the period February 1, 1989 through June 30, 1994. The proposed audit changes, including penalties and interest total approximately $6.6 million. The DOR seeks to assess sales tax on gaming revenue, passenger fares, the purchase and sale of leased fixed assets, repairs and other items. The Company strongly disagrees with the proposed audit changes and intends to vigorously contest the factual, statutory, and regulatory issues that form the basis for the proposed audit changes. However, if the Company is not successful in challenging the proposed audit changes or settling the matter, the additional tax the Company would be required to pay would have a major, substantial, adverse impact on the Company's financial condition. See note 9(d) to the financial statements.

Except for historical information contained herein, the matters discussed in this Item 6, in particular, statements that use the words "believes," "intends," "anticipates" or "expects" are intended to identify forward looking statements that are subject to risks and uncertainties including, but not limited to, inclement weather, mechanical failures, increased competition, governmental action, environmental opposition, legal actions, and other unforeseen factors. The development of the Diamondhead, Mississippi project, in particular, is subject to additional risks and uncertainties, including, but not limited to, risks relating to permitting, financing, the activities of environmental groups and government-related action. The results of financial operations reported herein are not necessarily an indication of future prospects of the Company. Future results may differ materially.


ITEM 7.  FINANCIAL STATEMENTS

      The consolidated financial statements and notes thereto are included herein beginning at page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

                                    PART III
                                    --------

ITEM 9.   DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTRACT  PERSONS.
          COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

The information on directors of the Company set forth in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders under the caption "Election of Directors" is incorporated herein by reference.

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders under the caption "Election of Directors" is incorporated herein by reference.

The executive officers and their titles are as follows:

Name                            Age        Title
----                            ---        -----

Deborah A. Vitale               46         Chairman of the Board and Secretary

Lester E. Bullock               43         President, Chief Executive Officer
                                           and Treasurer

Debra Gladstone                 42         Chief Financial Officer and Assistant
                                           Secretary

Charles H. Reddien              52         President, Casino World, Inc. and
                                           Mississippi Gaming Corporation

DEBORAH A. VITALE, was elected Chairman of the Board of Directors in March 1995 and was appointed Secretary of the Company in November 1994. She has been a director since December 1992. On February 14, 1997, Ms. Vitale was appointed Chairman of the Board of Directors of Casino World, Inc. and Chairman of the Board of Directors of Mississippi Gaming Corporation. She is in charge of managing all legal activity of the Company including the retention and direction of outside counsel in connection with the Company's various pending cases, appeals, legal proceedings, permits and licenses and is also actively involved in the day to day business operations of the Company. Ms. Vitale is responsible for all negotiations to date with Hilton Gaming Corporation ("Hilton") and supervises the Company's responses to Hilton's due diligence inquiries regarding the Mississippi property. Ms. Vitale is a trial attorney with nineteen years of experience handling complex civil litigation and is licensed to practice law in Maryland, Virginia and Washington D.C. Ms. Vitale was a partner in the firm of Miller & Vitale, P.C. from November 1990 to September 1992. From 1986 to 1990, Ms. Vitale was Of Counsel to the firm of Jacobi & Miller in Alexandria, Virginia. Ms. Vitale has, in the past, served as a staff attorney at the Federal Communications Commission and had served as Listing Official for the Environmental Protection Agency.

LESTER E. BULLOCK, has served as President of the Company since July 18, 1994, and has served as a director of the Company since March 1995. Under the Company's bylaws the President is also the Chief Executive Officer of the Company. He is responsible for the day to day operations of the Company. From January 1994 to June 1994, Mr. Bullock was Vice President of Operations at the Company. From January 1, 1992 through December 31, 1993, Mr. Bullock was General Manager of the Company and was responsible for all port operations. In 1991, Mr. Bullock was Casino Pit Manager in Ft. Myers, Florida for Casinos Austria Maritime Corporation. From 1989 to 1990, Mr. Bullock was General Manager of the Sonesta Beach Resort and Crystal Casino in Oranjestead, Aruba. From 1984 through 1989, Mr. Bullock held various managerial and administrative positions at the Tropicana Resort and Casino in Las Vegas, Nevada and the Dunes Hotel Casino and Country Club in Las Vegas, Nevada. Mr. Bullock received a B.S. in Business, from Arizona State University in 1974.

DEBRA L. GLADSTONE, CPA, joined the Company in September 1995 as Chief Financial Officer. From July 1993 to September 1995 Ms. Gladstone was a Senior Manager/Partner in the international accounting firm of, BDO Seidman, LLP. From April 1992 to July 1993, Ms. Gladstone worked as a staff accountant in the Division of Corporation Finance at the Securities and Exchange Commission
Headquarters in Washington, D.C.. Prior to April 1992, Ms. Gladstone was a Senior Manager in a publicly held conglomerate, the Henley Group, Inc. and started her accounting career in 1982 with the public accounting firm of Arthur Andersen & Company.

CHARLES H. REDDIEN, has served as President and as a Director of Casino World, Inc. and Mississippi Gaming Corporations since March 7, 1993. Mr. Reddien served as President and Chief Executive Officer and Chairman of the Board of Directors of Europa Cruises Corporation from December 14, 1992 until July 18, 1994. Mr. Reddien served as the managing Partner, President and a Director of Somerset Group Ltd., a private investment banking company, from November 1988 until
December 1992. Mr. Reddien worked as a consultant to Casinos Austria International. Mr. Reddien served as Vice President, Secretary and Director of Casinos America Corporation, a subsidiary of Casinos Austria Holding Company, from inception until October 1992. Mr. Reddien is an attorney licensed to practice law in California and Colorado. Mr. Reddien holds a key-gaming license in Colorado. Effective March 24, 1997, Mr. Reddien resigned from all positions held in any subsidiary of the Company.


ITEM 10.  EXECUTIVE COMPENSATION

The  information  set forth in the Company's Proxy Statement for its 1996 Annual
Meeting  of  Stockholders   under  the  caption   "Executive   Compensation"  is
incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

The information set forth in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders under the caption "Shareholders Entitled to Vote and Principal Shareholders" is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders under the captions"Executive Compensation" and "Certain Transactions" is incorporated herein by reference.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

     (a)      3(a)(i)      Certificate of Incorporation of the Company.
              (ii)         Amendment to Certificate of Incorporation of the Company.

     (a)      3(b)         By-laws of the Company.

     (g)      4.1          Subscription and Investment Agreement between Europa Cruises
                           Corporation and Lagoon Cruise Line, Inc. dated August 26,
                           1994.

     (g)      4.2          Warrant Agreement between Europa Cruises Corporation and FLC
                           Holding Corp dated July 8, 1992.

     (g)      4.2.1        Consent and Amendment of Credit Agreement Note and Warrant by
                           and among FLC Holding Corp. ("FLC"), EuropaSky Corporation
                           ("EuropaSky"), Europa Cruises Corporation and Casino World,
                           Inc. ("Casino"), dated May 27, 1993 without Exhibits.




     (g)      4.3          Warrant Agreement between Europa Cruises Corporation and The
                           Stuart-James Company Incorporated dated June 29, 1989.

     (g)      4.3.1        Warrant Certificates and Assignments for 125,520 shares and
                           17,000 shares registered in the name of Marc N. Geman dated
                           June 22, 1994.

     (g)      4.3.2        Motion to Approve Settlement Agreement Among Trustee, Marc N.
                           Geman and Chatfield Dean & Co., Inc. dated October 8, 1993 with Settlement Agreement dated October 6, 1993 attached.

     (g)      4.3.4        Order Approving Settlement Agreement Among Trustee, Marc N.
                           Geman and Chatfield Dean & Co., Inc.


     (g)      4.3.5        Agreement between Marc N. Geman and Europa Cruises
                           Corporation dated June 15, 1993.

     (g)      4.4          Convertible Promissory Note between Europa Cruises
                           Corporation and Serco International Ltd. dated November 11,
                           1993:  Transfer by Serco International Ltd. to Gaming Invest
                           Corp. and election to convert Promissory Note by Gaming-
                           Invest Corp.

              5.1          Qualified  plan  determination  letter from the
                           Internal  Revenue  Service dated April 4, 1996,
                           issued  to  the  Europa   Cruises   Corporation
                           Employee Stock Ownership Plan.

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

     (b)      10(n)        Promissory Note, dated December 31, 1990, and Addenda
                           thereto, dated April 18 and May 2, 1991, from the Company to
                           Harlan G. Allen, Jr.

     (b)      10(o)        Stock Option and Agreement, dated December 31, 1990, between the Company and Charles S. Liberis, P.A., Profit Sharing
                           Plan.

     (b)      10(p)        Stock Option and Agreement, dated December 31, 1990, between the Company and Harlan G. Allen, Jr.

     (b)      10(q)        Promissory Note, dated January 25, 1992,
                           from  Europa  Cruises of  Florida 1, Inc.,  and
                           Europa  Cruises of Florida 2, Inc.,  to Cordis,
                           A.G.

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

     (f)      10(kk)       Settlement agreement between the Company and Sea Lane
                           Bahamas, Ltd. dated February 4, 1994.

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

     (f)      10(ss)       Easement dated December 22, 1994 granted to Mississippi
                           Gaming Corporation adjacent to proposed Diamondhead gaming site.








     (f)      10(tt)       Miami Beach Marina Lease dated  February
                           10, 1995 as amended  between  Europa Cruises of
                           Florida, 2 and Tallahassee Building Corp.

     (f)      10(uu)       Settlement Agreement dated May 9, 1994 between Europa Cruises
                           Corporation and Harlan G. Allen, Jr.

     (f)      10(vv)       First  Union  National  Bank Credit and
                           Security  Agreement and  Promissory  Note dated
                           May   23,   1995   between    Europa    Cruises
                           Corporation, Europa Cruises of Florida 1, Inc.,
                           Europa  Cruises of  Florida 2, Inc.,  EuropaSky
                           Corporation and Europa Stardancer Corporation.

     (f)      10(ww)       First  Union  National  Bank Credit and
                           Security  Agreement and  Promissory  Note dated
                           August  25,   1995   between   Europa   Cruises
                           Corporation, Europa Cruises of Florida 1, Inc.,
                           Europa  Cruises of  Florida 2, Inc.,  EuropaSky
                           Corporation and Europa Stardancer Corporation.

     (f)      10(xx)       Snug Harbor Group, Inc. Lease dated September 20, 1996
                           between Snug Harbor Group, Inc. and Europa Cruises of Florida
                           1, Inc.

     (f)      10(yy)       Tidelands Lease and Land Lease dated February 1, 1996,
                           between Hancock County Port and Harbor Commission and
                           Mississippi Gaming Corporation.

              10.2         Warrant Agreement Between First Union National Bank of
                           Florida and Europa Cruises Corporation dated October 30, 1996 and February 4, 1997.

              10.2.1       Second  Modification  of  Credit  and  Security
                           Agreement and other Loan  Documents and Renewal
                           Promissory  Note between  First Union  National
                           Bank of Florida and Europa Cruises Corporation dated October 31, 1996.

              10.2.2       Promissory Note between Europa Cruises of Florida 2, Inc. and
                           dEBIS Financial  Services,  Inc. dated October 30, 1996.

              10.2.3 Form of Stock Option Agreements for options granted April 18, 1996 to Lester Bullock,
                           Deborah Vitale,  Piers Hedley, Debra Gladstone,
                           Andy Rufo, Michael Reeves, and Jim Monninger.

              10.2.4       Lease Agreement between Tierra Verde Marina Development
                           Corporation and Europa Stardancer Corporation dated October
                           1, 1996.

     (f)      18           Letter from BDO Seidman, LLP regarding 1995 change in
                           accounting principle.

              27           Financial Data Schedule (Electronic filing only)

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

     (d)      Previously   filed  as  an  exhibit  to  the   Company's   Form  S-2
              Registration  Statement  dated August 26, 1992 and  incorporated  by reference.
                                       32


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

Reports on Form 8-K
-------------------

           There were no reports on Form 8-K filed during the last quarter of the period covered by this report.


Subsidiaries of the Registrant
------------------------------

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

                                    EUROPA CRUISES CORPORATION

                                    /s/ Lester E. Bullock
DATE:  March 27, 1997               ----------------------------------
                                    By: Lester E. Bullock, President


       Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature and Title                                   Date
-------------------                                   ----


/s/ Lester E. Bullock                              March 27, 1997
--------------------------------
Lester E. Bullock
President and Director



/s/ Deborah A. Vitale                              March 27, 1997
--------------------------------
Deborah A. Vitale
Corporate Secretary and Director



/s/ Piers Hedley                                   March 27, 1997
--------------------------------
Piers Hedley
Director



/s/ Debra Gladstone                                March 27, 1997
--------------------------------
Debra Gladstone
Chief Financial Officer

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                                                        Contents

--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

Report of Independent Certified
        Public Accountants...................................................F-2

Consolidated Balance Sheet as of
        December 31, 1996 ............................................F-3 to F-4

Consolidated Statements of Operations
        for the Years Ended
        December 31, 1996 and 1995....................................F-5 to F-6

Consolidated Statements of Stockholders' Equity
        for the Years Ended
        December 31, 1996 and 1995...........................................F-7

Consolidated Statements of Cash Flows
        for the Years Ended
        December 31, 1996 and 1995....................................F-8 to F-9

Notes to Consolidated Financial
        Statements..................................................F-10 to F-34

Report of Independent Certified Public Accountants


To the Board of Directors
 of Europa Cruises Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Europa Cruises Corporation and Subsidiaries as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Europa Cruises Corporation and Subsidiaries at December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 1995 the Company changed its method of accounting for drydock costs.

Miami, Florida
March 7, 1997                                                   BDO Seidman, LLP

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                                      Consolidated Balance Sheet

--------------------------------------------------------------------------------
December 31,                                                               1996
--------------------------------------------------------------------------------


Assets

Current
   Cash and cash equivalents                                         $   548,080
   Restricted cash (Note 9)                                              400,000
   Accounts receivable (Note 5)                                          398,732
   Prepaid insurance and other                                           531,302
--------------------------------------------------------------------------------

Total current assets                                                   1,878,114



Vessels, equipment and fixtures, less accumulated
   depreciation (Notes 2 and 5)                                       13,906,962

Land under development for dockside gaming
   (Note 4)                                                            4,713,817

Dockside gaming development costs (Note 4)                               188,279

Deferred drydock costs, net of amortization (Note 2)                     855,976

Other assets                                                             291,306
--------------------------------------------------------------------------------

                                                                     $21,834,454
================================================================================

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                                      Consolidated Balance Sheet

--------------------------------------------------------------------------------
December 31,                                                               1996
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued expenses                            $  1,915,564
  Current maturities of long-term debt (Note 5)                       1,570,824
  Unearned cruise revenues                                               63,827
--------------------------------------------------------------------------------

Total current liabilities                                             3,550,215

Long-term debt, less current maturities (Note 5)                      7,001,759

Other liabilities                                                       150,000
--------------------------------------------------------------------------------

Total liabilities                                                    10,701,974
--------------------------------------------------------------------------------

Commitments and contingencies  (Note 9)
--------------------------------------------------------------------------------
Stockholders' equity (Notes 6 and 7):
Preferred stock, $.01 par value; shares authorized
  5,000,000; outstanding 2,822,467 ($3,922,014 aggregate
  liquidation preference)                                                28,225
Common stock, $.001 par value - shares authorized
  50,000,000; issued 27,176,966; outstanding 21,426,966                  27,176
Common stock subscribed                                                 234,974
Additional paid-in capital                                           24,950,864
Unearned ESOP shares                                                 (6,709,376)
Deficit                                                              (7,209,227)
Treasury stock, at cost, 1,250,000 shares                              (190,156)
--------------------------------------------------------------------------------

Total stockholders' equity                                           11,132,480
--------------------------------------------------------------------------------

                                                                   $ 21,834,454
===============================================================================
                    See accompanying notes to consolidated financial statements.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                           Consolidated Statements of Operations
--------------------------------------------------------------------------------

Year ended December 31,                                   1996            1995
--------------------------------------------------------------------------------

Revenues
  Gaming revenue                                  $ 13,258,289     $ 11,577,974
  Passenger fares                                    3,888,395        4,635,650
  Food and beverage                                  1,499,071        1,352,986
  Charter fees                                         383,905        1,015,174
  Other                                                223,118          662,046
--------------------------------------------------------------------------------

                                                    19,252,778       19,243,830
--------------------------------------------------------------------------------

Costs and Expenses
  Vessel operating                                  12,802,466       13,852,562
  Administrative and general                         2,150,942        2,632,150
  Advertising and promotion                          1,586,931        1,859,306
  Depreciation and amortization (Note 2)             1,544,359        1,345,437
  Interest, net (Note 5)                               908,006          851,383
  Other operating (Note 11)                            276,597          490,192
--------------------------------------------------------------------------------

                                                    19,269,301       21,031,030
--------------------------------------------------------------------------------
  Loss  before cumulative effect of change
     in accounting for drydock costs                   (16,523)      (1,787,200)
--------------------------------------------------------------------------------
  Cumulative effect of change in accounting for
    drydock costs (Note 1)                                  --          215,096
--------------------------------------------------------------------------------

Net Loss                                               (16,523)      (1,572,104)

Preferred Stock Dividends                             (231,758)        (283,124)
--------------------------------------------------------------------------------

Net Loss Applicable To Common Stock                $  (248,281)    $ (1,855,228)
================================================================================
                    See accompanying notes to consolidated financial statements.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                           Consolidated Statements of Operations
                                                                     (Continued)
--------------------------------------------------------------------------------


Year ended December 31,                                   1996            1995
--------------------------------------------------------------------------------


Per Share Amounts

 Net loss applicable to common stock before
   cumulative  effect of change in accounting
   for drydock costs                                 $      (.01)   $      (.12)
 Cumulative effect of change in accounting for
    drydock costs                                             --            .01
--------------------------------------------------------------------------------

 Net loss per common share                           $      (.01)   $      (.11)
================================================================================

Weighted average number of common shares outstanding  20,171,730     17,571,692
================================================================================
                    See accompanying notes to consolidated financial statements.

                                                                     Europa Cruises Corporation
                                                                               and Subsidiaries

                                                Consolidated Statements of Stockholders' Equity
                                                                                (Notes 6 and 7)
-----------------------------------------------------------------------------------------------

                                                      Additional
                                  Preferred Common    Paid-in      Unearned     Common Stock                 Treasury
                                  Stock     Stock     Capital      ESOP Shares    Subscribed  (Deficit)      Stock          Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994      $ 32,160  $ 23,517  $ 23,523,724  $ (7,175,548)         -   $ (5,105,718)  $ (190,156) $ 11,107,979

Issuances of common stock              -        55        48,345             -          -              -            -        48,400

ESOP compensation                      -         -      (110,937)       93,360          -              -            -       (17,577)

Preferred stock dividends              -       305       222,096             -          -       (283,124)           -       (60,723)

Common stock subscription              -         -             -             -    500,000              -            -       500,000

Stock subscription receivable          -         -             -             -   (300,000)             -            -      (300,000)

Conversion of preferred to common (2,562)      256         2,306             -          -              -            -             -

Net loss for the year                  -         -             -             -          -     (1,572,104)           -    (1,572,104)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995        29,598    24,133    23,685,534    (7,082,188)   200,000     (6,960,946)     (190,156)   9,705,975

Issuances of common stock,             -     2,688     1,257,241             -   (200,000)             -            -     1,059,929
  net of offering costs

ESOP compensation                      -         -      (164,687)      372,812          -              -            -       208,125

Preferred stock dividends              -       218       171,540             -          -       (231,758)           -       (60,000)

Common stock subscription              -         -             -             -    234,974              -            -       234,974

Conversion of preferred to common (1,373)      137         1,236             -          -              -            -             -

Net loss for the year                  -         -             -             -          -        (16,523)           -       (16,523)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996      $ 28,225  $ 27,176  $ 24,950,864  $ (6,709,376) $ 234,974   $ (7,209,227)  $ (190,156) $ 11,132,480
====================================================================================================================================
                                                                        See accompanying notes to consolidated financial statements.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows
                                                                       (Note 10)
--------------------------------------------------------------------------------



Year ended December 31,                                              1996              1995
--------------------------------------------------------------------------------------------

Operating Activities:
  Net loss                                                   $    (16,523)    $  (1,572,104)
--------------------------------------------------------------------------------------------

Adjustments to reconcile net loss
to net cash provided by (used in ) operating activities:
  Depreciation and amortization                                 1,544,359         1,345,437
  ESOP (benefit) provision                                        208,125           (17,577)
  Cumulative effect of change in accounting principle                  --          (215,096)
  (Increase) decrease  in:
    Accounts receivable                                           (87,965)         (227,046)
    Prepaids and other                                            899,184           553,897
  (Decrease) increase in:
    Accounts payable and accrued expenses                         133,662          (372,421)
    Unearned cruise revenues                                       (8,212)         (120,582)
--------------------------------------------------------------------------------------------

Total adjustments                                               2,689,153           946,612
--------------------------------------------------------------------------------------------

Cash provided by (used in) operating activities                 2,672,630          (625,492)
--------------------------------------------------------------------------------------------

Investing Activities:
  Purchases of property and equipment, net                     (1,337,681)         (980,619)
  Deferred drydock cost                                          (938,996)               --
  Land under development for dockside gaming                     (171,140)         (127,101)
  Increase in restricted cash                                    (400,000)               --
--------------------------------------------------------------------------------------------

Cash used in investing activities                              (2,847,817)       (1,107,720)
--------------------------------------------------------------------------------------------

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows
                                                                       (Note 10)

--------------------------------------------------------------------------------

Year ended December 31,                                              1996              1995
--------------------------------------------------------------------------------------------

Financing Activities:
Proceeds from:
  Stock subscription payments                                $    234,974     $     200,000
  Issuance of common stock                                      1,059,929               --
  Long-term debt                                                2,450,000         8,285,896
Repayment of:
  Long-term debt                                               (3,511,426)       (9,261,694)
Preferred stock dividends                                         (62,271)          (60,723)
--------------------------------------------------------------------------------------------

Cash provided by (used in) financing activities                   171,206          (836,521)
--------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                          (3,981)       (2,569,733)
Cash and cash equivalents, beginning of year                      552,061         3,121,794
--------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                       $    548,080     $     552,061
============================================================================================
                               See accompanying notes to consolidated financial statements.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

                    Cash Equivalents
                    ----------------

                    The Company considers all liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents include investments in money market accounts.

                    Vessels, Equipment and Fixtures
                    -------------------------------

                    Vessels   are   depreciated   over  20   years   using   the
                    straight-line   method.   Vessel  improvements,   furniture,

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                    fixtures and equipment are recorded at cost and are depreciated over their estimated useful lives (which range from two to twenty years) using the straight-line method. Expenditures for repairs and maintenance are expended as incurred. Renovations and improvements which extend estimated useful lives are capitalized and depreciated over the period of their estimated useful life.

                    Casino Revenue and Promotional Allowances
                    -----------------------------------------

                    Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Revenue does not include the retail amount of fares, food, and beverage provided gratuitously to customers, which was $2,100,367 in 1996 and $1,063,340 in 1995.

                    Passenger Fare Revenue and Unearned Cruise Revenues
                    ---------------------------------------------------

                    Unearned cruise revenues, which represent customer cruise deposits, are included in the balance sheet when received and are recognized as passenger fare or food revenue upon completion of the voyage.

                    Land Held for Development
                    -------------------------

                    Land held for development of a dockside casino is carried at lower of cost or market, which at December 31, 1996 was at cost. Costs directly related to site development such as licensing and permits, engineering and other costs are capitalized to the land.

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

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

                    Long-Lived Assets
                    -----------------

                    In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS no. 121 requires, among other things, impairment loss of assets to be held and gains or losses from assets that are expected to be disposed of be included as a component of income from continuing operations before taxes on income. The Company adopted SFAS No. 121 as of January 1, 1996 and its implementation did not have a material effect on the financial statements.

                    Stock Based Compensation
                    ------------------------

                    In October, 1995, FASB issued SFAS No. 123, "Accounting for Stock- Based Compensation." SFAS No. 123 establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company did not adopt the fair value based method but instead discloses the proforma effects of the calculation required by the statement.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

                    Net Loss Per Share
                    ------------------

                    Net loss per share is based on net loss after preferred stock dividend requirements and the weighted average number of common shares outstanding during each year. Stock options and warrants are not considered because their effect would be anti-dilutive.

                    Common shares outstanding includes issued shares less shares held in treasury, un-allocated and uncommitted shares held by the ESOP trust.

                    Drydock Costs
                    -------------

                    Prior to 1995, the Company used the accrual method to account for major repairs and maintenance in drydock, accruing these costs over the two to three year period to the next drydock. Due to the uncertainty in estimating future drydock costs, the Company changed its method of accounting to the deferral method in 1995, which the Company believes is preferable under the circumstances, whereby major repairs and maintenance are capitalized as incurred and amortized over the period to the next drydock. This change in accounting principle had the effect of decreasing the 1995 loss before cumulative effect of change in accounting principle by $40,000.


2.  Vessels,        Vessels, equipment and fixtures consist of the following:
    Equipment
    and Fixtures,                                                         1996
    and Deferred    ------------------------------------------------------------
    Drydock Costs
                    Vessels                                       $  13,497,221
                    Vessel improvements                               1,681,694
                    Gaming equipment                                  2,023,627

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                    Office and vessel equipment                         581,162
                    Furniture, fixtures and other                       237,728
                    Leasehold improvements                              564,959
                    ------------------------------------------------------------

                                                                     18,586,391

                    Less accumulated depreciation                    (4,679,429)
                    ------------------------------------------------------------
                                                                  $  13,906,962
                    ------------------------------------------------------------

                    Deferred drydock costs consist of the following:

                    ------------------------------------------------------------

                    Deferred                                      $   1,104,963
                    Less accumulated amortization                      (248,987)
                    ------------------------------------------------------------

                                                                  $     855,976
                    ============================================================


                    In August, 1994, the Company entered into a Subscription and Investment Agreement with Lagoon Cruise Line, Inc. when the Company purchased the M/V Stardancer, in return for cash and stock. Under the terms of the agreement, Europa was required to pay Lagoon, in cash, the difference, if any, between the average five day trading price of the stock for the period ending February 13, 1997 and $1.25 per share for the 1,200,000 shares of stock Lagoon received in payment for the vessel. The average five-day stock price for the period ending February 13, 1997 was $1.38. As a result, the stock guarantee lapsed at no cost to the Company.

3.  Investment In   On December 31, 1990, the Company rescinded a transaction in
    And             which it had previously  sold its twenty  percent  ownership
    Advances To     interest in Marne  (Delaware),  Inc.  (Marne) by reacquiring
    Unconsolidat-   its  investment  and a $340,000 note  receivable in exchange
    ed Affiliate    for  $541,620  of  promissory  notes  payable to a principal stockholder and a former officer of the Company.

                    In October, 1996, a final Order and Judgement was issued by the Court of Chancery of the State of Delaware in and for New Castle County. Under the judgement, the former officer is required to return 250,000 shares of common stock to the

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                    Company and must pay money damages in the net amount of $24,962 to rescind the Marne transaction. Accordingly, the related investment, note receivable and promissory note payable have been eliminated at December 31, 1996 at no gain or loss. The former officer has appealed the judgement. The Company intends to defend the appeal and believes the ultimate outcome will not have an adverse effect on its results of operations or financial condition.

4. Land Under The Company through its two wholly-owned subsidiaries, Development Casino World, Inc. (CWI) and Mississippi Gaming Corporation for Dockside (MGC) owns a total of 404.5 acres of unimproved land in Gaming and Diamondhead, Mississippi which was granted site approval by
    Dockside        the  Mississippi   Gaming   Commission in  June,  1995.  The
    Gaming          ownership and operation of a gaming  business in Mississippi
    Development     are subject to numerous  risks and  uncertainties  including
    Costs           but not limited to the availability of financing, licensing, and the  receipt  of  permits  from the U.S.  Army  Corps of
                    Engineers.   Litigation  brought  by  environmental  groups,
                    neighbors,  and competitors may delay  regulatory  approvals and the issuance of permits  necessary for the  construction of a casino at the Company's  proposed gaming  operations in
                    Mississippi.  In June 1995,  the Company  was  granted  site approval by the  Mississippi  Gaming  Commission.  This site
                    approval  is  land  specific,   and   therefore,   the  cost
                    associated  with  obtaining  this  site  approval  has  been capitalized  to the land cost.  On  February  1,  1996,  MGC entered into a lease  agreement with the Hancock County Port and Harbor Commission to lease the tidelands under which the casino  barges  will be moored  and the area  under the pier from the hotel to the casinos.  The lease term is five years commencing 30 days after construction of the project begins.
                    There are four five (5) year  renewal  option  periods.  The cost of the lease is $2,250,000  for the first five years of which  $25,000 was paid on  signing,  and $95,000 is payable upon  commencement of construction.  Both payments are to be applied  toward the lease  payments  which are  $10,000  per
                    month  during   construction   and  the   remainder  of  the
                    $2,250,000  will be paid  over the  remainder  of the  lease
                    after   operation  of  the  casino   commences.   The  lease
                    incorporates  the  Memorandum of  Understanding  between the
                    Mississippi  Secretary of State and the Hancock  County Port
                    and  Harbor   Commission  dated  November  19,  1995,  which
                    transfers management and control of the subject tidelands to the Port and Harbor Commission and requires a signing of a tenant lease within one year of signing and commencement of casino operations within three years of the signing of the memorandum.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                    On July 17, 1996, Casino World, Inc, in conjunction with the Hancock County Port and Harbor Commission, received approval from the Mississippi Commission on Marine Resources for a Coastal Use Plan adjustment and associated permitting to allow development of the Diamondhead resort. On January 9, 1997, the Mississippi Commission of Environmental Quality approved the issuance of the Water Quality Certification by the Mississippi Department of Environmental Quality, Office of Pollution Control to Casino World, Inc. and the Hancock County Port and Harbor Commission, pursuant to Section 401 of the Federal Water Pollution Control Act (U.S.C. 1251,
                    1341), Aggrieved parties have requested and have a right to a hearing on the matter which is expected to be held in late March or early April, 1997. On January 22, 1997, Casino
                    World, Inc. received from the Mississippi Department of Environmental Quality a Construction Storm Water General NPDES permit. In January 1997, the Hancock County Board of Supervisors adopted a county wide zoning plan which designated the Company's 404 acre site as a Special Use District Waterfront Gaming District. The zoning designation comports with all other approvals and permits the Company has received to date. All of the approvals and permits are based on the specific site plan approved by the Mississippi Gaming Commission. A modification to that plan may require resubmittal and approval by the appropriate regulatory agencies. Therefore, permitting must be considered in negotiations with any joint venture partner. Local community organizations opposed to development of the property have appealed to the Mississippi courts.

                    On January 31, 1997, the Company entered into an agreement with Hilton Gaming Corporation, which gave Hilton the exclusive right to negotiate a joint venture agreement with Europa for a 180 day period of time with respect to the development of Europa's Diamondhead, Mississippi property located on Bay St. Louis, Diamondhead, Mississippi. In exchange for the exclusive right to negotiate, Hilton paid Europa a nonrefundable fee of $400,000. The Option payment was subject to the provision of certain supporting documentation which was provided. The joint venture agreement to be negotiated between Hilton and Europa, if reached, would give Hilton majority ownership, control, and management and would be formed for the purpose of developing a destination resort at the Company's Diamondhead site.

                    There  are  no  assurances  that  the  necessary  regulatory approvals can be obtained or that financing will be available. The Company does not have the financial resources to develop its proposed Mississippi dockside gaming

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                    facility. Accordingly, there are no assurances that the development will be successfully completed.

                    The Company capitalized an aggregate $156,090 of interest on the land in 1992 and 1993, at which time the land was undergoing activities necessary to develop the gaming site. The Company discontinued capitalizing interest on the land effective for 1994.

                    Dockside gaming development costs consist of the following:

                                                                         1996
                    ------------------------------------------------------------

                    Licenses                                         $   77,000
                    Other development costs                             111,279
                    ------------------------------------------------------------
                                                                     $  188,279
                    ============================================================



                    The legal, financial, political, tax, environmental, regulatory and competitive environment in which the Company currently operates gaming activities and in which it intends to operate gaming activities is uncertain, dynamic and subject to rapid change. In addition, existing operators often support legislation and litigation designed to make it difficult or impossible for competitors to develop and operate gaming facilities. This environment makes it impossible to predict the effects, including costs, that changes in laws, rules, regulations and other variables will have on the Company's proposed dockside gaming operations or on existing operations.


5.  Long-term       Long-term debt consists of:
    Debt                                                                   1996
                    ------------------------------------------------------------

                    Bank  term  loan,   principal   and  interest
                    payable $102,000 monthly through August 2002,
                    floating  rate of  interest at Libor plus 325
                    basis points (9% at December 31, 1996) capped
                    at  11.35%   with  an   interest   rate  swap
                    agreement,    collateralized    by   accounts
                    receivable,   three  vessels,  equipment  and
                    fixtures. (a)                                 $   5,058,822

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                    Equipment    finance   company   term   loan,
                    principal   and  interest   payable   $30,360
                    monthly  through   January  2001,   including
                    interest at 10.5% with a balloon  payment due
                    of $1,442,000.                                    2,239,327

                    Capital lease obligation on gaming equipment,
                    payable  $46,398  monthly to  February  1998,
                    including interest at 9%.                           818,769

                    9%  note  payable,   principal  and  interest
                    payable $4,827 monthly through November 2000,
                    collateralized  by 400,000 escrowed shares of
                    Europa common stock.                                264,953

                    6.99% insurance financing arrangement,
                    payable $16,666 per month                           150,000

                    Other                                                40,712
                    ------------------------------------------------------------

                    Total                                             8,572,583

                    Less current maturities                          (1,570,824)
                    ------------------------------------------------------------
                                                                $     7,001,759
                    ============================================================

                    (a) As of December 31, 1996, the Company was not in compliance with its cash flow covenant required under the terms of its bank loan agreement. The bank has waived the Company's default through January 31, 1998 by deferring compliance with the cash flow covenant requirement.

                    Annual maturities of long-term debt are as follows:

                          1997                                  $     1,570,824
                          1998                                        1,243,192
                          1999                                        1,069,688
                          2000                                        1,193,740
                          2001                                        2,733,795
                          Thereafter                                    761,344
                    ------------------------------------------------------------

                                                                $     8,572,583
                    ============================================================

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


                    Interest expense consists of:

                                                            1996           1995
                    ------------------------------------------------------------
                    Interest expense                   $ 932,170      $ 952,046
                    Less:
                    Interest income                      (24,164)      (100,663)
                    ------------------------------------------------------------

                    Interest expense (net)             $ 908,006      $ 851,383
                    ============================================================

6.  Stockholders'   At December  31,  1996,  the Company had a stock option plan
    Equity          and non-plan options, which are described below. The Company applies  APB  Opinion  25.  Accounting  for Stock  Issued to
                    Employees, and related Interpretations in accounting for employee stock options. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

                    On December 19, 1988, the Company adopted a stock option plan (the "Plan") for its officers and management personnel under which options could be granted to purchase up to 1,000,000 shares of the Company's common stock. Accordingly, the Company reserved for issuance 1,000,000 shares under the Plan. The option price may not be less than 100% of the market value of the shares on the date of the grant and expire within ten years from the date of grant. As of December 31, 1996, approximately 865,000 shares remain available under the Plan and 810,000 options are outstanding.

                    In April 1996, the Company granted five year fixed non-plan stock options at an exercise price of $.75 (fair market value at the date of grant) that expire in April, 2001. The options were granted as follows:

                    Immediately exercisable options to acquire 250,000 shares of common stock to each member of its Board of Directors; an aggregate of 750,000 shares.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                    Immediately exercisable options to acquire 550,000 shares of common stock to the Chairman of the Board.

                    Options to acquire 300,000 shares of common stock to the President and certain management personnel of the Company. These shares became fully vested on December 31, 1996.

                    Options to acquire 200,000 shares of common stock to the President of Casino World, Inc., a wholly owned subsidiary.

                    An option to acquire 50,000 shares of common stock to an officer of the Company. These options will fully vest on March 31, 1997.

                    FASB Statement 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each employee stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996: no dividend yield percent, expected volatility of
                    94.39 and risk-free interest rate of 5.84%.

                    Under the accounting provisions of FASB Statement 123, the Company's net loss and loss per share would have been as follows:

                                                               1996
                                                               ----

                    Net Loss         As Reported          $(248,281)
                    Applicable to    Proforma             $(878,281)
                    Common Stock

                    Earning per      As Reported          $    (.01)
                    common share     Proforma             $    (.04)

                    A summary of status of the Company's fixed Plan and non-plan options as of the December 31, 1996 and 1995, and changes during the years ended on those dates is presented below:

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                            December 31, 1996   December 31,1995
                                            -----------------   ----------------
                                                     Weighted-         Weighted-
                                                       Average          Average
                                                      Exercise         Exercise
                                              Shares     Price  Shares    Price
                    ------------------------------------------------------------

                    Outstanding at beginning
                    of year                  1,180,000  $ 1.27 1,180,000 $ 1.27
                    Granted                  1,850,000     .75         -     -
                    Exercised                        -       -         -     -
                    Forfeited                   30,000    1.06         -     -

                    ------------------------------------------------------------

                    Outstanding at
                    end of year              3,000,000  $  .95 1,180,000 $ 1.27

                    ------------------------------------------------------------

                    Options exercisable
                    at year-end              3,000,000       - 1,180,000     -
                    Weighted-average fair
                    value of options
                    granted during
                    the year                  $    .34       -         -     -

                    ------------------------------------------------------------

            The following table summarizes information about stock options outstanding at December 31, 1996:

                         Options Outstanding                Options Exercisable
            --------------------------------------------  ----------------------
                          Weighted-
                             Number     Average Weighted       Number  Weighted-
            Range of    Outstanding   Remaining  Average  Exercisable   Average
            Exercise             at Contractual Exercise           at   Exercise
            Price          12/31/96        Life    Price     12/31/96      Price
            --------------------------------------------------------------------

            $ .75 - $2.25 3,000,000        3.4       .95    3,000,000       .95

            --------------------------------------------------------------------

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                    On June 14, 1993, the Company issued to AustroInvest International Inc. 926,000 shares of $.01 par value Series S Voting, Non-Convertible, Redeemable Preferred Stock in exchange for proceeds of $1,000,080. Cumulative three percent per annum dividends are payable quarterly. These shares may be redeemed at the option of the Company at $1.08 per share plus $1.08 cents per share for each quarter that such shares are outstanding and have a $1.08 per share preference in involuntary liquidation.

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

                    In March 1994, the Company offered, pursuant to Regulation S, one million units at $5.50 per unit, each unit consisting of one share of the Company's $.001 par value common stock and two shares of the Company's Series S- PIK Junior, cumulative, convertible, non-redeemable, non-voting $.01 par value preferred stock. Each share of Series S-PIK preferred stock is convertible into one share of the Company's voting common stock, at any time after February 15, 1995. During 1996, 137,333 shares of these shares were converted to 137,333 common shares. The Series S-PIK preferred stock ranks junior to the Series S and Series S-NR preferred shares as to the distribution of assets upon liquidation, dissolution or winding up of the Company. Upon liquidation of the Company, the S-PIK preferred stock will have a liquidation preference of $2.00 per share. A cumulative quarterly dividend of $0.04 per share is payable on the Series S-PIK preferred stock. At the option of the Company, for a period of three years, dividends may be paid by issuing shares of the Company's common stock. In connection with this offering, the Company sold 695 units aggregating 695,000 shares of common stock and 1,390,000 shares of preferred stock and collected approximately $3,399,297, net of costs of approximately $423,203. During 1996, the Company elected to pay all the dividends in common stock, of which 218,000 shares valued at $171,758 were issued in 1996 including accrued dividends from 1995.

                    In connection with the Regulation S offerings during 1994, the Company agreed to grant an underwriter warrants to purchase 145,000 shares of the Company's common stock at

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                    $1.50 per share which expired February 28, 1997; warrants to purchase 208,500 shares of the Company's common stock at $1.933 per share, which expire June 30, 1997, and warrants to purchase 30,000 shares of the Companys' common stock at $1.80, which expire June 30, 1997. No warrants have been exercised.

                    In connection with a refinancing in 1996, the Company granted to First Union National Bank of Florida five-year warrants to purchase an aggregate 200,000 shares of the Company's common stock at $2.00 per share.

                    In October 1995, the Company sold common stock for $500,000 in a Regulation S offering. At December 31, 1995, $200,000 proceeds had been received. The remaining proceeds were received in May, 1996 and the Company issued 1,035,708 shares of the Company's common stock. An 8% commission, paid in Common Stock of the company, was paid to Peerless Associates, Ltd. Piers Hedley, a Director of the Company has served as a Executive Managing Director and Consultant for Peerless.

                    In February, 1996 the Company entered into a Placement Agreement for approximately $650,000 in stock under several Regulation S offerings and received aggregate net proceeds of approximately $574,000 and issued 1,182,752 shares of the Company's common stock. An 8% commission was paid, in cash, to Suppes Securities, Inc.

                    In May, 1996, the Company sold common stock for $200,000 in a Regulation S offering and issued 469,566 shares of the Company's common stock. An 8% commission, paid in Common Stock of the Company, was paid to Peerless Associates, Ltd.

                    In September 1996, the Company offered for sale up to $500,000 in common stock in a Regulation S offering. At December 31, 1996, $234,974 in proceeds had been received. The remaining proceeds were received in January, 1997 and the Company issued 1,163,843 shares of common stock. An 8% commission, paid in Common Stock of the Company, was paid to Peerless Associates, Ltd.

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

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

                    The Company recorded an expense of $279,452 in 1994 for ESOP benefits. In 1995, as permitted by the Plan, the Company decided to permanently forgo allocation of shares to participants for services rendered during 1994. Accordingly, the Company reduced its $261,875 ESOP compensation expense for 1995 by the amount of forgone benefits ($279,452), resulting  in a net  $17,577  benefit  in  the  accompanying consolidated statement of operations for 1995. ESOP compensation expense for 1996 was $208,125.

                    As of December 31, 1996, 500,000 shares have been legally released of which, 250,000 have been allocated to participants accounts. The remaining 250,000 are in the process of being allocated to participants' accounts in 1997. At December 31, 1996, 4,500,000 shares with a fair market value of $3,375,000 are unearned.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

8.  Income          At December 31,  1996,  the Company had net  operating  loss
    Taxes           carry-forwards  for  income  taxes  of  approximately  $11.7 million which expire  through 2011.  Changes in ownership of greater than fifty percent which occurred as a result of the
                    Company's issuances of common and preferred stock may result
                    in  a  substantial   annual   limitation  of   approximately
                    $1,500,000 being imposed upon the future utilization of approximately $7.9 million of the net operating losses for tax purposes.

                    Deferred income taxes are comprised of the following at December 31, 1996:

                                                                          1996
                   -------------------------------------------------------------
                    Depreciation                                  $   1,885,000

                    Deferred drydock                                     59,000
                    ------------------------------------------------------------

                    Gross deferred tax liability                      1,944,000
                    ------------------------------------------------------------

                    Loss Carry forwards                              (4,400,000)
                    Other                                               (13,000)
                    ------------------------------------------------------------
                    Gross deferred tax asset                         (4,413,000)

                    Deferred tax asset valuation allowance            2,469,000
                    ------------------------------------------------------------

                    Net deferred tax asset                        $          --
                    ============================================================

                    Realization of any portion of the Company's deferred tax asset at December 31, 1996 is not considered to be more likely than not and accordingly a $2,469,000 valuation allowance has been provided.

9.    Commitments   (a) Leases
      And               ------
      Contingencies
                    The Company leases certain port facilities, sales and office space and office equipment under lease agreements which expire through 2001. The leases generally contain renewal options and require that the Company pay for utilities, insurance, property taxes, rental expense and maintenance.
                    The Company currently leases office space and dockage in Florida and in Diamondhead, Mississippi. Rental expense,

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                    which  is  primarily   based  on  a  per  passenger   basis,
                    aggregated approximately $710,000 and $724,000 in 1996 and 1995, respectively.

                    Minimum rental obligations under all noncancelable operating leases with terms of one year or more as of December 31, 1996, are as follows:

                    1997                             $   623,960
                    1998                                 623,960
                    1999                                 623,960
                    2000                                 470,000
                    2001                                 270,000
                                                     -----------
                                                     $ 2,611,880
                                                     ============

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

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                    (b)  Gaming Concession Agreement
                         ---------------------------

                    On September 16, 1994, the company terminated a Gaming Concession Agreement and entered into a consulting agreement with Casinos Austria Maritime Corporation. Under the consulting agreement, Europa manages and operates all casinos on board its vessels and CAMC provides consulting services through December 31, 1997. As a consultant to the Company, CAMC received $37,500 per month or 3.5% of gross gaming revenue, whichever is greater, CAMC also received $140 per cruise for the services of a Purser on board each vessel. In February, 1997, the Company terminated the consulting agreement with CAMC by paying a termination fee of $361,694. Under the terms of the Termination Agreement, the Company will pay a monthly fee of 3.5% of the gross gaming revenue, if any, from casino operations on the M/V Stardancer only through December 31, 1997. However, if the M/V Stardancer is chartered or sold during this period to an unrelated third party, no fee will be due during such charter period.

                    On June 19, 1994, Casino World, Inc. and Mississippi Gaming Corporation (MGC) entered into a Management Agreement with CAMC. Subject to certain conditions, under the Management Agreement, CAMC will operate on an exclusive basis all of the proposed dockside gaming casinos in the State of Mississippi. If the Company enters into a joint venture arrangement pursuant to which the joint venture partner acquires a controlling interest, the agreement with CAMC will terminate. The Management Agreement is for a term of five (5) years and provides for the payment of an operational term management fee of 1.2% of all gross gaming revenues between zero and one hundred million dollars ($100,000,000); plus 0.75% of gross gaming revenue between $100,000,000 and $140,000,000; plus 0.5% of gross gaming revenue above $140,000,000; plus two percent of the net gaming revenue between zero and twenty-five million dollars ($25,000,000); plus three percent of the net gaming revenue above twenty-five million dollars ($25,000,000).

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                    (c)  Litigation
                         ----------

                    On May 5, 1993, Charles S. Liberis, the Founder of the Company and Former Chairperson of the Board of Directors, filed a civil action in Florida seeking compensatory, punitive, treble damages and attorneys' fees against Charles
                    H. Reddien, Sharon E. Petty, Ernst G. Walter, Deborah A. Vitale, Stephen M. Turner, William A. Herold, Victor B. Gersh, CAMC, Serco, AustroInvest International Ltd. and others challenging the settlement agreement between Mr. Liberis and Serco entered into on December 12 and 14, 1992.

                    The defendants filed a motion to stay the action on grounds that Liberis had filed a substantially similar action in the Court of Chancery of the State of Delaware in and for New Castle County, styled LIBERIS V. REDDIEN, ET AL. (Civil Action No. 12955) and that any substantive issues decided in Delaware would be binding as to this case. On December 13, 1993, the Court entered an Order staying this action as to all parties until the cases of LIBERIS V. REDDIEN,ET AL (Civil Action No. 12955) and LIBERIS V. EUROPA CRUISES CORPORATION (Civil Action No. 13103) pending in Delaware were dismissed or final judgment on the merits was entered with respect to all claims alleged in Count I of Civil Action No. 12955 and as to all claims in Civil Action No. 13103. Count I of Delaware Civil Action No. 12955 was for "Removal of Wrongfully Elected Directors and Officers and Reinstatement of Liberis" (against Europa and Director Defendants). On March 25, 1996, the Court of Chancery of the State of Delaware in and for New Castle County entered an Order of Dismissal dismissing LIBERIS V. REDDIEN, ET
                    AL.(Civil Action No. 12955) as moot. On or about August 7, 1995, the defendants agreed to lift the stay in the Pinellas County case for discovery purposes and for the purpose of finalizing the pleadings. On or about April 22, 1996, Liberis filed a motion for Leave to File a Second Amended Complaint to add a claim for intentional infliction of emotional distress. The Court has not yet granted Liberis' motion for leave to file a Second Amended Complaint. No trial date has been set.

                    The litigation pending against the Company may have an adverse impact on the Company's ability to secure financing for its planned Mississippi expansion and on licensing by

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                    the Mississippi Gaming Commission. The ultimate outcome of these matters cannot presently be determined. Accordingly, the financial statements do not include any adjustments that might result from this uncertainty.

                    (d)  Sales and Use Taxes
                         -------------------

                    On November 28, 1994, the Florida Department of Revenue issued to the Company, a Notice of Intent to make Sales and Use Tax Audit Changes for the period February 1, 1989 through June 30, 1994. The proposed audit Changes, including penalties and interest total approximately $6.5 million. The Florida Department of Revenue seeks to assess sales tax on gaming revenue, passenger fares, the purchase, sale and lease of fixed assets, repairs, and other items.

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

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                    In late April 1996, the Florida Department of Revenue and various Florida counties issued Notices of Proposed Assessment that totaled the $6.5 million from the November 28, 1994, Notice of Intent plus an additional $.1 million in accrued interest for a total proposed assessment of $6.6 million of which $1.7 million and $1.3 million represent interest and penalties respectively. The Company estimates that additional interest accrued through December 31, 1996, would be approximately $300,000, resulting in a total amount claimed due at December 31, 1996 of approximately $6.9 million. In July 1996, the Company filed a Protest with the Florida Department of Revenue contesting all amounts assessed. To date, no response has been received from the Florida Department of Revenue regarding the Companys' Protest.

                    The Company strongly disagrees with the proposed Audit Changes and intends to vigorously contest the factual, statutory, and regulatory issues which form the basis for the proposed Audit Changes. The Company believes many of the proposed Audit Changes will be resolved in the Company's favor. However, the outcome of this matter is uncertain and if the Company is not successful in challenging the proposed Audit Changes by the Florida Department of Revenue, or settling this matter, the additional Sales and Use Tax the Company will be required to pay would have a major, substantial, adverse impact on the Company's financial condition and results of operations.

                    (e)   Casino Industry Litigation
                          --------------------------

                    WILLIAM POULOS, ET AL. V. AMBASSADOR CRUISE LINES, INC., ET AL (United States District Court, District of Nevada) (Case No. CV-2- 95-936-LDG (RLH)

                    On or about November 29, 1994, William Poulos filed a class action lawsuit on behalf of himself and all others similarly situated against approximately thirty-three defendants, including Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc., in the United States District Court, Middle District of Florida, Orlando Division (Case No. 94-1259-CIV-ORL- 22). Europa Cruises of Florida 1, Inc., and Europa Cruises of Florida 2, Inc., were served with the Complaint on or about March 15, 1995. The suit was filed against the owners, operators and distributors of cruise ship casinos which utilized casino video poker machines and

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                    electronic slot machines. The Plaintiff alleges violation of the Federal Civil RICO statute, common law fraud and deceit, unjust enrichment and negligent misrepresentation. The plaintiff had filed a similar action against most major, land-based casino operators in the United States. The earlier action, which did not name the Company or any of its subsidiaries as defendants, was transferred from the U.S. District Court in Orlando, Florida to the U.S. District Court in Las Vegas, Nevada. The plaintiff contends in both actions that the defendant owners and operators of casinos, including cruise ship casinos, along with the distributors and manufacturers of video poker machines and electronic slot machines have engaged in a course of fraudulent and misleading conduct intended to induce people to play their machines based on a false understanding that the machine operate in a truly random fashion. The plaintiff alleges that these machines actually follow fixed, preordained sequences that are not random, but rather are both predicable and subject to manipulation by defendants and others. The plaintiff seeks damages in excess of $1 billion dollars against all defendants. Although this action is in the very early stages of litigation, management believes there is no support for the plaintiff's factual claims and the Company intends to vigorously defend this lawsuit.

                    On September 13, 1995, the United States District court for the Middle District of Florida, Orlando Division, transferred the case pending in that Court against Europa Cruises of Florida 1, Inc., and Europa Cruises of Florida 2, Inc., and other defendant to the United States District Court for the District of Nevada, Southern Division. Accordingly the case against Europa and the Other Defendants in the cruise ship industry will be litigated and perhaps tried together with those cases now pending against the land-based casino operators and the manufacturers, assemblers and distributors of gaming equipment previously sued in federal court in Nevada.

                    Management believes the Nevada forum provides a more favorable forum in which to litigate the issues raised in the Complaint. The Company is sharing the costs of litigation in this matter with the other defendants.

                    ROBERT M. BAER, ET AL V. AMBASSADOR CRUISE LINES, INC. ET AL. (In the Circuit Court of the Seventeenth Judicial Circuit In and For Broward County, Florida) Case No. 96-6177
                    (21)

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                    On May 7, 1995, Robert M. Baer, on behalf of Himself and All Others Similarly Situated, filed a class action lawsuit against approximately thirty-eight defendants, including Europa Cruises of Florida 1, and Europa Cruises of Florida II in the Circuit Court of the Seventeenth Judicial Circuit In and For Broward County, Florida (Case No. 96-6177 (21). Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc., were served with the Complaint on or about July 11, 1996. The suit was against manufacturers, distributors and promoters of video poker and electronic slot machines and the owners, operators and promoters of cruise ship casinos which utilized casino video poker machines and electronic slot machines. The plaintiff alleges fraud in connection with the labeling, design, promotion and operation of casino video poker machines and electronic slot machines, violation of the Florida Racketeer Influenced and Corrupt Organizations Act ("RICO"), common law fraud and deceit, unjust enrichment, and negligent misrepresentation. The plaintiff contends that the defendant owners, operators and promoters of cruise ship casinos, along with he manufacturers, distributors, and promoters of video poker machines and electronic slot machines, have engaged in a course of fraudulent and misleading conduct intended to induce people to play their machines based on a false understanding that the machines operate in a random fashion and are unpredictable. The plaintiff alleges that these machines actually follow fixed, preordained sequences that are not random, but rather are both predictable and subject to manipulation by defendants and others. The plaintiff seeks damages in excess of one billion dollars, including treble their general and special compensatory damages, punitive damages, consequential and incidental damages, interest, costs, attorneys fees and a preliminary and permanent injunction requiring defendants to accurately and properly describe their video poker machines and electronic slot machines. Although this action is in the very early stages of litigation, management believes there is no support for plaintiff's factual claims and the Company intends to vigorously defend this lawsuit. The Company is sharing the costs of this litigation with certain other defendants who have retained the same law firm to represent them.

                    LONNIE AVANT, ET AL. V. EUROPA CRUISES CORPORATION (In the United States District Court for the Middle District of Florida (Case No.96-217-CIV-FTM-24D)

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                    On June 13, 1996, Lonnie Avant, on behalf of herself and all others similarly situated, filed a class action lawsuit against Europa Cruises Corporation, d/b/a Europa SeaKruz, Lester Bullock and John Does 1-10 (Europa's other directors, officers and managers) in the United States District Court for the Middle District of Florida, Fort Myers Division, Case No. 96-217-CIV-FTM-24D). The Company was served with the Complaint on or about June 19, 1996. The suit was filed against the Company and its directors, officers and managers. The Plaintiff alleges that the Company and its directors, officers and managers intentionally charged fictitious "port charges" and thereby overcharged numerous customers and that this practice violated the federal Racketeer Influenced and Corrupt Organizations Act (RICO). The plaintiff seeks treble damages, attorneys fees, litigation expenses, costs and restitution. This is one of a number of class action lawsuits relating to "port charges" recently filed against cruise ship companies. The Company denies the allegations and intends to defend this lawsuit vigorously. The parties are conducting discovery. A Pretrial Conference is scheduled in the case for August 14, 1997. The case is set for a jury trial for the trial term commencing September, 1997.


10.   Supplemental  Supplemental schedules of interest paid are as follows:
      Cash Flow
      Information                                            1996          1995
                    ------------------------------------------------------------

                    Cash paid for interest              $ 919,000     $ 998,000

                    Non-cash transactions are as follows:
                                                             1996          1995
                    ------------------------------------------------------------

                    Expenditures paid in shares of
                    common stock                        $ 208,000        48,400

                    Financed insurance premiums                --       682,360
                    Preferred stock dividends             171,758       222,401

                    Gaming Equipment financed by seller   240,000            --

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


11.   Other         Other  operating  costs consist of the following:
      Operating
      Costs                                                   1996         1995
                    ------------------------------------------------------------

                    ESOP provision (benefit)            $ 208,125    $  (17,577)
                    Shareholder litigation                 47,595       393,366
                    Write off Mexico
                     development costs                         --        24,288
                    Other                                  20,877        90,115
                    ------------------------------------------------------------

                                                        $ 276,597    $  490,192
                    ============================================================


12. Fair Value The Financial Accounting Standards Board ("FASB") has issued of Financial Statement of Financial Accounting Standards ("SFAS") No. 107 Instruments which requires the estimated fair value amounts to be determined by the Company's management using available market information and other valuation methods. However, considerable judgement is required to interpret market data in developing the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts. Furthermore, the Company does not intend to dispose of a significant portion of its financial instruments.

                    The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable and long-term debt. The carrying amounts of such financial instruments approximated fair value at December 31, 1996.