Form 10QSB
period 1997-03-31
EUROPA CRUISES CORP
filed 1997-05-14
CIK 844887

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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


                                                Number of Shares Outstanding

                                                     At April 30, 1997
                                              ----------------------------------
                                                        27,169,985
                                              ----------------------------------

                           EUROPA CRUISES CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                         PAGE NO.

      ITEM 1      Consolidated Statements of Operations for the Three
      ------      Months Ended March 31, 1997 and 1996.                    2

                  Consolidated Balance Sheets as of March 31, 1997         3-4

                  Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 1997 and 1996.                    5-6

                  Notes to Consolidated Financial Statements              7-13


      ITEM 2      Management's Discussion and Analysis of Financial
      ------      Condition and Results of Operations for the Three
                  Months Ended March 31, 1997 and 1996.                  13-15



PART II - OTHER INFORMATION

      ITEM 1      Legal Proceedings                                        15
      ------

      ITEM 4      Submission of Matters to a Vote of Securities Holders    15
      ------

      ITEM 6      Exhibits and Reports on Form 8-K                         16
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

                 EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                                                   Three Months Ended March 31
                                                        1997              1996
                                                        ----              ----

Revenues
Gaming revenue                                  $  4,340,899       $  2,588,314
Passenger fares                                    1,135,628          1,229,755
Food and beverage                                    388,588            354,428
Subcharter fees                                            0            237,267
Other                                                199,243             58,604
                                                ------------       ------------
                                                   6,064,358          4,468,368
                                                ------------       ------------
Costs and Expenses:
Vessel operating                                   3,402,834          3,079,209
Administrative and general                           587,193            566,135
Advertising and promotion                            414,609            390,791
Depreciation and amortization                        456,419            346,371
Interest, net                                        230,902            211,706
Other operating (Note 1)                             283,947             45,625
                                                ------------       ------------
                                                   5,375,904          4,639,837
                                                ------------       ------------
Net income (loss)                                    688,454           (171,469)
Preferred stock dividends                            (46,887)           (29,872)
                                                ------------       ------------
Net income (loss) applicable to
common stock                                    $    641,567       $   (201,341)
                                                ============       ============
Net income (loss) per common                    $      0.028       $      (0.11)
                                                ============       ============

Weighted average number of
common and common equivalent
shares outstanding primary and
fully diluted                                     22,899,058         18,673,985
                                                ============       ============

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                     ------
                                                                  March 31, 1997
                                                                  --------------

Current Assets:
Cash and cash equivalents                                            $ 1,482,903
Accounts receivable                                                      350,949
Prepaid insurance and other                                              823,468
                                                                     -----------
Total current assets                                                   2,657,320
Vessels, equipment and fixtures, less
accumulated depreciation                                              13,752,768
Land under development for dockside
gaming                                                                 4,764,295
Deferred drydock costs, less
accumulated amortization                                                 778,143
Other assets                                                             469,673
                                                                     -----------
                                                                     $22,422,199
                                                                     ===========

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                 March 31, 1997
                                                                 --------------

Current Liabilities:
Accounts payable and accrued liabilities                           $  1,338,726
Current maturities of long-term debt                                  1,735,041
Unearned revenues                                                       339,042
                                                                   ------------
      Total current liabilities                                       3,412,809
                                                                   ------------
Long-term debt less current maturities                                6,698,837
Other liabilities                                                       150,000
                                                                   ------------
Total liabilities                                                    10,261,646
                                                                   ------------
Stockholder's equity:

Preferred stock, $.01 par value;
shares authorized 5,000,000; outstanding
2,822,467; ($3,992,014 aggregate
liquidation preference)                                                  28,225
Common stock, $.001 par value-
shares authorized 50,000,000;
issued 28,419,985; outstanding 22,732,485                                28,419
Additional paid-in-capital                                           25,475,908

Unearned ESOP Shares                                                 (6,616,173)

Deficit                                                              (6,565,670)

Treasury stock, at cost,
1,250,000 shares                                                       (190,156)
                                                                   ------------
      Total stockholders' equity                                     12,160,553
                                                                   ------------
                                                                   $ 22,422,199
                                                                   ============

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                            1997           1996
                                                            ----           ----

Operating Activities:
  Net income (loss)                                    $ 688,454      $(171,469)
  Adjustments to reconcile net
  income (loss) to net cash used in
  operating activities:
  Depreciation and amortization                          456,419        346,371
  Release of ESOP shares                                  70,625         45,625
  Expenses paid in shares of common stock                  1,313            -0-
  Decrease (increase) in:
    Accounts receivable                                   47,789         79,255
    Prepaid and other assets                            (292,166)       174,734
  Increase (decrease) in:
    Accounts payable and accrued liabilities            (290,841)      (191,947)
    Unearned revenues                                    275,215         27,324
                                                       ---------      ---------
Cash provided by operating activities                    956,808        309,893
                                                       ---------      ---------

Investing activities:
  Purchases of property and equipment                   (214,480)       (55,758)
  Development costs for dockside gaming                  (50,478)       (25,000)
  Decrease in restricted cash                            400,000            -0-
                                                       ---------      ---------
  Cash (provided by) investing activities                135,042      $ (80,758)
                                                       ---------      ---------

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                          1997             1996
                                                          ----             ----

Financing activities:
  Proceeds from issuance of common stock           $   265,000      $   230,000
  Payment of notes and long-term debt                 (408,332)        (524,159)
  Preferred stock dividends                            (13,695)          (6,000)
                                                   -----------      -----------
Cash (used in) financing activities                   (157,027)        (300,159)
                                                   -----------      -----------
Net increase (decrease) in cash and cash               934,823          (71,024)
equivalents
Cash and cash equivalents,
beginning of period                                    548,080          552,061
                                                   -----------      -----------
Cash and cash equivalents,
end of period                                      $ 1,482,903      $   481,037
                                                   ===========      ===========

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     SIGNIFICANT ACCOUNTING POLICIES

(a)  Casino Revenue
     --------------

Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Revenue does not include the retail amount of fares, food, and beverage provided gratuitously to customers, which was $621,000 and $410,000 for the three months ended March 31 in 1997 and 1996 respectively.

(b)  Other Operating Costs
     ---------------------

Other operating costs consists of the following:
  Three months ended March 31,                                1997       1996
--------------------------------------------------------------------------------
  ESOP provision                                            70,625      45,625
  Shareholder litigation                                     6,070         -0-
  Proxy costs                                              138,250         -0-
  Casinos Austria termination fee                           65,754         -0-
  Other                                                      3,248         -0-
--------------------------------------------------------------------------------
                                                           283,947      45,625
================================================================================

(c)  Reclassification
     ----------------

Certain 1996 amounts have been reclassified to conform to the classifications for 1997.

NOTE 2.     NET INCOME (LOSS) PER SHARE

Net income per share for 1997 is based on net income after preferred stock dividend requirements and the weighted average number of common shares outstanding during each period after giving effect to stock options and warrants considered to be dilutive common stock equivalents. It is assumed that all dilutive stock options and warrants are exercised at the beginning of each year and that the proceeds are used to purchase up to 20 percent of the outstanding shares of the Company's common stock with any remaining proceeds utilized to repay indebtedness. Fully diluted earnings per share was not calculated for 1997, since such calculation would be anti-dilutive.

Net (loss) per share for 1996 is based on net (loss) after preferred stock dividend requirements and weighted average number of commons shares outstanding. Primary and fully diluted earnings per share were not calculated for 1996 since such calculation would be anti-dilutive.

Common shares outstanding includes:
  Issued shares                                   28,819,985
  Less:  Treasury shares                          (1,250,000)
      Unallocated, uncommitted ESOP shares        (4,437,500)
      Escrow shares                                 (400,000)
                                                  ----------
  Outstanding Shares                              22,732,485
                                                  ==========
                                        7

Escrowed shares are held as collateral for a note with a principal balance of $256,370 at March 31, 1997.

NOTE 3.     INCOME TAXES

The Company's taxable income in 1997 has been offset substantially by the utilization of net operating loss contingencies.

NOTE 4 .    MATERIAL CONTINGENCIES

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

                            GAMING-RELATED LITIGATION
                            -------------------------

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

On September 18, 1996, Bay St. Louis Community Association, Preserve Diamondhead Quality, Inc., Gulf Islands Conservancy, Inc. and Concerned Citizens to Protect the Isles and Point, Inc. filed a Notice of Appeal and Complaint against the Commission on Marine Resources, Hancock County Port and Harbor Commission and Casino World, Inc., in the Chancery Court of Hancock County, Mississippi (Case No. 960707), appealing the administrative decision of the Commission on Marine Resources in granting Permit No. DMR-M 9612281- W and COE No. MS96-01566-U. On

October 17, 1996, the Mississippi Commission on Marine Resources filed a Response to Notice of Appeal and Answer in which it maintained, in pertinent part, that it had complied with all procedural requirements relevant to grants of permits and use adjustments at issue, that its decision to grant the permit and use adjustment was grounded upon legally sufficient evidentiary grounds and that there was no proper ground at law warranting reversal of its decision. On October 16, 1996, Casino World, Inc. and the Hancock County Port and Harbor Commission filed a Joint Motion to Dismiss for Untimely Appeal in which they alleged that the appellants had failed to file their Notice of Appeal and Complaint within the proper time period. The Joint Motion to Dismiss was granted on December 31, 1996.

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

3. LIBERIS V. EUROPA CRUISES CORPORATION (In the Court of Chancery of the State of Delaware In and For New Castle County) (Civil Action No. 14889)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997
---------------------------------------------------------------

The Company operated 568 cruises in 1997, as compared to 503 in 1996, an increase of 12.92% or 65 cruises. The Company carried 99,197 passengers in 1997 as compared to 85,638 passengers in 1996, or an additional 13,559 passengers, an increase of 15.83%. This increase in total passengers is due in significant part to significantly fewer cruises lost to inclement weather in 1997. The average revenue per passenger was approximately $61.13 in 1997 as compared to $57.96 in 1996, an increase of $3.17 per passenger of 5.47%. The Company carried an average of 175 passengers per cruise in 1997 as compared to 170 in 1996, an increase of 25 passengers per cruise or 2.94%.

TOTAL  REVENUES/GAMING REVENUES
-------------------------------

The Company earned total revenues of $6,064,358 in 1997 as compared to total revenues of $4,468,368 in 1996, an increase of 35.72%. The Company increased its gaming revenues from $2,588,314 in 1996 to $4,340,899 in 1997, an increase of $1,752,585 or 67.71%. The Company attributes the substantial increase in gaming revenues to increased passenger counts and an increase in the number of gaming positions available on the Company's vessels.

PASSENGER FARES
---------------

Passenger fares fell from $1,229,755 in 1996 to $1,135,628 in 1997, a slight decrease of $94,127 or 7.65%. The average passenger fare in 1997 was $11.45 compared to $14.36 in 1996 a decrease of 20.26%. This decrease is attributable to an enhanced VIP program resulting in additional complimentary fares to VIP's.

FOOD AND BEVERAGE REVENUES
--------------------------

Revenue from food and beverage sales increased from $354,428 in 1996 to $388,588 in 1997, a slight increase of $34,160 or 9.64%. The increase is attributable to the increase in passengers.

CHARTER FEES
------------

There was no charter fee income in 1997. In December, 1996 the M/V Stardancer began operations in the Company's newest port, Tierra Verde, Florida. In February, 1997, however, the Company was cited for noise pollution at the Tierra Verde port and voluntarily ceased operations. In April, 1997, the Company determined it would not restart operations in Tierra Verde and is currently seeking a party to charter hire the vessel.

OTHER REVENUE
-------------

Other revenue increased from $58,604 in 1996 to $199,243 in 1997, an increase of $140,639 or 240%. Other income in 1997, includes $133,333 which represents two month's or one-sixth (1/6) of the $400,000 paid by Hilton Gaming Corporation to Europa Cruises Corporation in return for a six-month exclusive period of time within to negotiate a joint venture partnerhsip with respect to the Company's Diamondhead, Mississippi property. These funds are earmarked for Diamondhead, Mississippi related expenses and development costs.

                               COSTS AND EXPENSES
                               ------------------
VESSEL OPERATING EXPENSES
-------------------------

Vessel operating costs and expenses increased from $3,079,209 in 1996 to $3,402,834 in 1997, an increase of $323,625 or 10.51%. The per cruise vessel operating costs in 1997 is $5,991 compared to $6,122 in 1996, a decrease of $131 per cruise or a 2.14% decrease.

ADMINISTRATIVE AND GENERAL AND OTHER OPERATING
----------------------------------------------

Administrative and general costs and expenses increased from $566,135 in 1996 to $587,193 in 1997, or $21,058, an increase of 3.72%. This increase is principally related to the operation of a fourth port in Tierra Verde for two months in 1997. Other operating expenses, which include certain litigation costs, increased from $45,625 in 1996 to $283,947 in 1997 or $238,322, an increase of 522%. This increase is caused by the proxy contest costs and the write-off of the Casinos Austria termination fee. See Note 1 to the financial statements.

ADVERTISING AND PROMOTION
-------------------------

Advertising and promotion remained relatively constant from $390,791 in 1996 to $414,609 in 1997, or $23,818, an increase of 6.09%.

DEPRECIATION AND AMORTIZATION
-----------------------------

Depreciation and amortization increased from $346,371 in 1996 to $456,419 in 1997, or $110,048 , an increase of 31.77%. This increase results from the addition of new gaming equipment to the vessels, increased depreciation on structural and other improvement to the vessels, and from the increase in amortization resulting from 1996 deferred drydock costs.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

In 1997, the Company expects to meet its normal operating costs and expenses from its 1997 cash flow from operations. The Company, however, may be unable to meet any unusual or unanticipated cash requirements should they arise during 1997 except through the sale of common stock or borrowing. No sales of stock have been made in the first quarter 1997. In January, 1997, the Company received $265,000 in proceeds from a 1996 stock subscription. In the first quarter of 1997, the Company issued 47,289 shares of common stock as payment for services and 31,887 shares of common stock as payment for preferred stock dividends.

The Company's working capital deficiency is approximately $755,000 at March 31, 1997 as compared to $2.4 million at March 31, 1996.

Investing activities (principally vessel improvements, major vessel repair and maintenance, gaming equipment purchases and Mississippi development costs) required cash of approximately $264,000 in 1997, which was met through operating cash.

In May, 1997 the M/V Stardancer is scheduled for drydock. The estimated cost is $100,000, which is expected to be funded from operations.

Except for historical information contained herein, the matters discussed in this Item 2, in particular, statements that use the words "believes," "intends," "anticipates" or "expects" are intended to identify forward looking statements that are subject to risks and uncertainties including, but not limited to, inclement weather, mechanical failures, increased competition, governmental action, environmental opposition, legal actions, and other unforeseen factors. The development of the Diamondhead, Mississippi project, in particular, is subject to additional risks and uncertainties, including, but not limited to, risks relating to permitting, financing, the activities of environmental groups and government-related action. The results of financial operations reported herein are not necessarily an indication of future prospects of the Company. Future results may differ materially.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceeding's
            ------------------

      See note 4, Material Contingencies

Item 4.     Submission of Matters to a Vote of Securities Holders
            -----------------------------------------------------

      On April 18, 1997,  the Company held its annual  meeting.  The only matter voted on at the meeting involved the contested election of directors. The Company reported that a total of 21,005,735 shares voted. Of those, 16,130,469 or 76.8%, voted for the incumbent Board of Directors, Deborah A. Vitale, Lester Bullock and Piers Hedley. A total of 4,755,433 shares, or 22.6%, voted for the opposition slate. A total of 119,333 votes were withheld.

At the meeting the votes cast for each of the nominees for director were as follows:

                                     Number of Votes
                                     ---------------

Nominee for office                 In Favor     Withheld
------------------                 --------     --------

Lester E. Bullock                16,125,469       98,893
Deborah A. Vitale                16,130,909       93,453
Piers Hedley                     16,135,609       88,753
Peter J. Catalano                 4,755,433       20,940
Stephen A. Fitch                  4,755,433       20,940
John H. Glassey                   4,755,933       20,440






Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

      No reports on Form 8K have been filed during the quarter ended March 31, 1997.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                EUROPA CRUISES CORPORATION


Date:  May 15, 1997                              By:    /s/Lester E. Bullock
                                                     ---------------------------
                                                      Lester E. Bullock
                                                      President



                                                 By:      /s/Debra Gladstone
                                                     ---------------------------
                                                      Debra Gladstone
                                                      Chief Financial Officer