Form 10QSB
period 1997-06-30
EUROPA CRUISES CORP
filed 1997-08-14
CIK 844887

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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


                                                Number of Shares Outstanding

                                                     At June 30, 1997
                                              ----------------------------------
                                                        27,184,452
                                              ----------------------------------

                           EUROPA CRUISES CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                         PAGE NO.

        ITEM 1    Consolidated Statements of Operations for the Three
        ------    Months Ended June 30, 1997 and 1996.                    2

                  Consolidated Statements of Operations for the Six
                  Months Ended June 30, 1997 and 1996.                    3

                  Consolidated Balance Sheets as of June 30, 1997        4-5

                  Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 1997 and 1996.                   6-7

                  Notes to Consolidated Financial Statements             8-14


      ITEM 2      Management's Discussion and Analysis of Financial
      ------      Condition and Results of Operations for the Three
                  Months Ended June 30, 1997 and 1996.                  14-19



PART II - OTHER INFORMATION

      ITEM 1      Legal Proceedings                                       19
      ------

      ITEM 5      Other Information                                       19
      ------

      ITEM 6      Exhibits and Reports on Form 8-K                        20
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

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                  Three Months Ended June 30,
                                                      1997              1996
                                                      ----              ----

Revenues
Gaming revenue                                  $  3,897,462       $  3,900,082
Passenger fares                                      809,891          1,064,609
Food and beverage                                    360,547            435,608
Subcharter fees                                       55,000            146,805
Other                                                242,683             59,451
                                                ------------       ------------
                                                   5,365,583          5,606,555
                                                ------------       ------------
Costs and Expenses:
Vessel operating                                   3,166,767          3,330,837
Administrative and general                           541,770            427,394
Advertising and promotion                            439,031            403,528
Depreciation and amortization                        468,189            346,509
Nonrecurring sales tax settlement                  1,284,664                -0-
(Note 4)
Interest, net                                        193,490            234,351
Other operating (Note 1)                             365,903            120,207
                                                ------------       ------------
                                                   6,459,814          4,862,826
                                                ------------       ------------
Net (loss) income                                 (1,094,231)           743,729
Preferred stock dividends                            (52,825)           (75,223)
                                                ------------       ------------
Net (loss) income applicable to
common stock                                    $ (1,147,056)      $    668,506
                                                ============       ============
Net (loss) income per common                    $       (.05)      $       0.03
                                                ============       ============

Weighted average number of
common and common equivalent
shares outstanding primary and
fully diluted (Note 2)                            22,755,718         19,782,452
                                                ============       ============

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                    Six Months Ended June 30
                                                        1997             1996
                                                        ----             ----

Revenues
Gaming revenue                                     $  8,238,361    $  6,488,396
Passenger fares                                       1,945,519       2,294,364
Food and beverage                                       749,135         790,036
Subcharter fees                                          55,000         384,072
Other                                                   441,926         118,055
                                                   ------------    ------------
                                                     11,429,941      10,074,923
                                                   ------------    ------------
Costs and Expenses:
Vessel operating                                      6,569,601       6,410,045
Administrative and general                            1,128,963         909,695
Advertising and promotion                               853,640         794,319
Depreciation and amortization                           924,608         702,019
Nonrecurring sales tax settlement                     1,284,664             -0-
(Note 4)
Interest, net                                           424,392         446,057
Other operating (Note 1)                                649,850         240,528
                                                   ------------    ------------
                                                     11,835,718       9,502,263
                                                   ------------    ------------
Net (loss) income                                      (405,777)        572,260
Preferred stock dividends                               (99,712)       (120,105)
                                                   ------------    ------------
Net (loss) income applicable to
common stock                                       $   (505,489)   $    452,155
                                                   ============    ============
Net (loss) income per common                       $       (.02)   $       0.02
                                                   ============    ============

Weighted average number of
common and common equivalent
shares outstanding primary and
fully diluted  (Note 2)                              22,302,413      19,238,171
                                                   ============    ============

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                     ------
                                                                  June 30, 1997
                                                                  -------------

Current Assets:
Cash and cash equivalents                                          $ 1,315,976
Accounts receivable                                                    310,385
Prepaid insurance and other                                            660,763
                                                                   -----------
Total current assets                                                 2,287,124
                                                                   -----------
Vessels, equipment and fixtures, less
accumulated depreciation                                            13,576,587
Land under development for dockside
gaming                                                               4,778,577
Deferred drydock costs, less
accumulated amortization                                               768,902
Other assets                                                           459,761
                                                                   -----------
                                                                   $21,870,951
                                                                   ===========

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                                                 June 30, 1997

Current Liabilities:
Accounts payable and accrued liabilities                         $  1,065,476
Current maturities of long-term debt                                1,852,133
Unearned revenues                                                     322,663
                                                                 ------------
      Total current liabilities                                     3,240,272
                                                                 ------------
Long-term debt less current maturities                              7,417,860
Other liabilities                                                     150,000
                                                                 ------------
Total liabilities                                                  10,808,132
                                                                 ------------
Stockholder's equity:

Preferred stock, $.01 par value;
shares authorized 5,000,000; outstanding
2,808,000; ($3,963,080 aggregate
liquidation preference)                                                28,080
Common stock, $.001 par value-
shares authorized 50,000,000;
issued 28,434,452; outstanding 22,809,452                              28,433
Additional paid-in-capital                                         25,434,150

Unearned ESOP Shares                                               (6,522,970)

Deficit                                                            (7,714,718)

Treasury stock, at cost,
1,250,000 shares                                                     (190,156)
                                                                 ------------
Total stockholders' equity                                         11,062,819
                                                                 ------------
                                                                 $ 21,870,951
                                                                 ============

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                      Six months Ended June 30,
                                                         1997           1996
                                                         ----           ----

Operating Activities:
  Net income (loss)                                 $  (405,777)    $   572,260
  Adjustments to reconcile net
  income (loss) to net cash used in
  operating activities:
  Nonrecurring sales tax settlement                   1,284,664             -0-
  Depreciation and amortization                         924,608         702,019
  Release of ESOP shares                                127,500         106,250
  Expenses paid in shares of common stock                 1,313             -0-
  Decrease (increase) in:
    Accounts receivable                                  88,345          36,181
    Prepaid and other assets                           (129,461)        422,493
  Increase (decrease) in:
    Accounts payable and accrued liabilities           (555,414)       (801,598)
    Unearned revenues                                   258,836           3,420
                                                    -----------     -----------
Cash provided by operating activities                 1,594,614       1,041,025
                                                    -----------     -----------

Investing activities:
  Purchases of property and equipment                  (487,335)       (457,750)
  Development costs for dockside gaming                 (63,576)        (67,623)
  Decrease in restricted cash                           400,000             -0-
                                                    -----------     -----------
  Cash (provided by) investing activities              (150,911)    $  (525,373)
                                                    -----------     -----------

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                       Six Months Ended June 30,
                                                        1997              1996
                                                        ----              ----

Financing activities:
  Proceeds from issuance of common stock           $   227,444      $   997,110
  Payment of notes and long-term debt                 (873,251)        (822,337)
  Preferred stock dividends                            (30,000)         (32,271)
                                                   -----------      -----------
Cash (used in) financing activities                   (675,807)         142,502
                                                   -----------      -----------
Net increase (decrease) in cash and cash
equivalents                                            767,896          658,154
Cash and cash equivalents,
beginning of period                                    548,080          552,061
                                                   -----------      -----------
Cash and cash equivalents,
end of period                                      $ 1,315,976      $ 1,210,215
                                                   ===========      ===========

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     SIGNIFICANT ACCOUNTING POLICIES

(a)  Casino Revenue
     --------------

Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Revenue does not include the retail amount of fares, food, and beverage provided gratuitously to customers, which was $706,000 and $505,000 for the three months ended June 30, 1997 and 1996 respectively, and $1,327,000 and $915,000 for the six months ended June 30, 1997 and 1996 respectively.

(b)  Other Operating Costs
     ---------------------

Other operating costs consists of the following:

  Three months ended June 30,                                1997       1996
--------------------------------------------------------------------------------
  ESOP provision                                           $56,875    $60,625
  Shareholder litigation                                    11,184     55,366
  Proxy costs                                              196,750       -0-
  Casinos Austria termination fee                           98,630       -0-
  Other                                                      2,464      4,216
--------------------------------------------------------------------------------
                                                          $365,903   $120,207
================================================================================

  Six months ended June 30,                                 1997        1996
--------------------------------------------------------------------------------
  ESOP provision                                          $127,500   $106,250
  Shareholder litigation                                    17,254    119,638
  Proxy costs                                              335,000       -0-
  Casinos Austria termination fee                          164,384       -0-
  Other                                                      5,712     14,640
--------------------------------------------------------------------------------
                                                          $649,850   $240,528
================================================================================

(c)  Reclassification
    ----------------

Certain 1996 amounts have been reclassified to conform to the classifications for 1997.

NOTE 2.     NET (LOSS) INCOME PER SHARE

Net income per share for 1996 is based on net income after preferred stock dividend requirements and the weighted average number of common shares outstanding during each period after giving effect to stock options and warrants considered to be dilutive common stock equivalents. It is assumed that all dilutive stock options and warrants are exercised at the beginning of each year and that the proceeds are used to purchase up to 20 percent of the outstanding shares of the Company's common stock with any remaining proceeds utilized to repay indebtedness. Stock options and warrants considered to be common stock equivalents for both primary and fully diluted calculations were not materially dilutive. Convertible preferred which is not a common stock equivalent was anti-dilutive and therefore not considered in the fully diluted calculation.

Net (loss) per share for 1997 is based on net (loss) after preferred stock dividend requirements and weighted average number of common shares outstanding. Primary and fully diluted earnings per share were not calculated for 1997 since such calculation would be anti-dilutive.

Common shares outstanding includes:
  Issued shares                                      28,834,452
  Less:  Treasury shares                             (1,250,000)
         Unallocated, uncommitted ESOP shares        (4,375,000)
         Escrow shares                                 (400,000)
                                                     ----------

  Outstanding Shares                                 22,809,452
                                                     ==========

Escrowed shares are held as collateral for a note with a principal balance of $247,593 at June 30, 1997.

NOTE 3.     NEW ACCOUNTING STANDARD

The Financial Accounting Standards Board (FASB) has issued a new standard entitled, " Statement of Financial Accounting Standards ("SFAS") No 128, Earnings Per Share" (EPS). Statement 128 changes the manner in which EPS is calculated and represented in the financial statements. Statement 128 is effective for financial statements issued after December 15, 1997 and requires that all EPS data presented be restated to reflect the new Standard.

EPS for the three months ended June 30, 1997 and 1996 and EPS for the six months ended June 30, 1997 and 1996 would be unchanged if calculated under new Standard
128. As currently calculated under the old standard, primary and fully diluted EPS are anti-dilutive for periods when the Company reports a net loss, and not materially dilutive for periods when the Company reports net income. As a result, the Company's presentation of EPS in its financial statements is based on the weighted average number of common shares outstanding which is generally equivalent to the calculation of basic EPS under the new Standard.

NOTE 4 .    MATERIAL CONTINGENCIES

TAX-RELATED LITIGATION
----------------------

FLORIDA DEPARTMENT OF REVENUE TAX AUDIT
---------------------------------------

SETTLED

On November 28, 1994, the Florida Department of Revenue issued a Notice of Intent to make Sales and Use Tax Audit Changes to the Company for the period February 1, 1989 through June 30, 1994. The total proposed assessment, including estimated penalties and interest, through June 15, 1997, totals approximately $7.4 million.

In June, 1997, the Company settled this liability by entering into Closing Agreements with the Florida Department of Revenue. The settlement, which includes all audits for the covered period, is approximately $1.9 million. The settlement includes a payment schedule of approximately $21,000 per month for seven years. The settlement provides for no interest for the first 3 years and interest accruing at a rate of 6% per year for the last 4 years.

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

ROBERT M. BAER, ET AL V. AMBASSADOR CRUISE LINES, INC. ET AL. (In the Circuit Court of the Seventeenth Judicial Circuit In and For Broward County, Florida) Case No. 96-6177 (21)

On May 7, 1995, Robert M. Baer, on Behalf of Himself and All Others Similarly Situated, filed a class action lawsuit against approximately thirty-eight defendants, including Europa Cruises of Florida I and Europa Cruises of Florida II in the Circuit Court of the Seventeenth Judicial Circuit In and For Broward

County, Florida. (Case No. 96-6177 (21) Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc. were served with the Complaint on or about July 11, 1996. The suit was filed against the manufacturers, distributors and promoters of video poker and electronic slot machines and the owners, operators and promoters of cruise ship casinos which utilized casino video poker machines and electronic slot machines. The plaintiff alleges fraud in connection with the labeling, design, promotion and operation of casino video poker machines and electronic slot machines, violation of the Florida Racketeer Influenced and Corrupt Organizations Act ("RICO"), common law fraud and deceit, unjust enrichment, and negligent misrepresentation. The plaintiff contends that the defendant owners, operators and promoters of cruise ship casinos, along with the manufacturers, distributors, and promoters of video poker machines and electronic slot machines, have engaged in a course of fraudulent and misleading conduct intended to induce people to play their machines based on a false understanding that the machines operate in a random fashion and are unpredictable. The plaintiff alleges that these machines actually follow fixed, preordained sequences that are not random, but rather are both predictable and subject to manipulation by defendants and others. The plaintiff seeks damages in excess of one billion dollars, including treble their general and special compensatory damages, punitive damages, consequential and incidental damages, interest, costs, attorneys' fees and a preliminary and permanent injunction requiring defendants to accurately and properly describe their video poker machines and electronic slot machines. Although this action is in the very early stages of litigation, management believes there is no support for plaintiff's factual claims and the Company intends to vigorously defend this lawsuit. The Company is sharing the cost of this litigation with certain other defendants who have retained the same law firm to represent them. A status conference is expected to be held on September 5, 1997.

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

On or about September 26, 1994, Sea Lane filed a Petition to Compel Arbitration in the United States District Court for the Southern District of Florida seeking damages in excess of one million dollars. Sea Lane contends that it acquired the EuropaJet from Europa for nonpayment of amounts due on a charterhire agreement and that substantial expenses were incurred to make repairs for which Europa is responsible. The Petition requested that the court direct Europa to proceed to arbitration under the charterhire agreement. Europa objected to the demand for arbitration and denied that it owed the amount requested by Sea Lane. On or about April 10, 1995, the United States District Court entered an Order granting Sea Lane's Petition to Compel Arbitration. The parties have selected arbitrators and are in the process of taking discovery prior to arbitration. The issues in the case have been bifurcated and the matter will be arbitrated from October 1 through October 3, 1997 and December 9 through December 12, 1997. On or about August 2, 1995, the EuropaJet sank off the coast of Florida in a hurricane. What, if any effect, this will have on the Petitioner's ability to prove alleged damages is unknown.

IN RE BURTON SECURITIES, S.A., DEBTOR/HARRELL Z. BROWNING, LIQUIDATING TRUSTEE OF BURTON SECURITIES, S.A. V. EUROPA CRUISES CORPORATION (In the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (Case No. 94-2199-C).

CASE  DECIDED
-------------
On June 17, 1994, Harrell Z. Browning, Liquidating Trustee under the Chapter 11 plan of Burton Securities, S.A., Debtor, entered into a Memorandum of Agreement with Europa Cruises Corporation providing for the purchase by Europa of the Panamanian-flag vessel M/V LE MISTRAL. Paragraph 4 of the Agreement gave Europa the right to terminate the Agreement in the event closing did not occur within sixty days from the date of the Agreement in which event, Europa would be entitled to receive a refund of its full escrow deposit in the amount of $85,000. Moreover, the Bankruptcy Court entered an Order on July 15, 1994, approving the terms and condition of the Memorandum of Agreement in all respects and specifically stating that "[i]f for any reason the closing [had] not taken place on or before August 16, 1994, Europa may, at its option, terminate the Europa Agreement and, in such event, the Trustee shall refund the entire escrow deposit plus any accrued interest to Europa and Europa shall have no obligation to the Trustee or the estate." The Trustee was notified on August 15, 1994, that Europa had determined to exercise its right to terminate the Agreement. Europa attempted to obtain the return of its deposit from the Trustee who refused to return same. On December 15, 1994, the Trustee filed an action against Europa for breach of contract seeking damages in excess of $750,000. The case was tried on June 13 and 14, 1996. On March 25, 1997, the court entered a judgement in favor of the Trustee which allows the Trustee to keep Europa's deposit of $85,000 and interest accrued thereon and which awards the Trustee costs and attorneys fees.

LONNIE AVANT, ET AL. V. EUROPA CRUISES CORPORATION (In the United States District Court for the Middle District of Florida (Case No.96-217-CIV-FTM-24D)

On June 13, 1996, Lonnie Avant, on behalf of herself and all others similarly situated, filed a class action lawsuit against Europa Cruises Corporation, d/b/a Europa SeaKruz, Lester Bullock and John Does 1-10 (Europa's other directors, officers and managers) in the United States District Court for the Middle District of Florida, Fort Myers Division, Case No. 96-217-CIV-FTM-24D). The Company was served with the Complaint on or about June 19, 1996. The suit was filed against the Company and its directors, officers and managers. The Plaintiff alleges that the Company and its directors, officers and managers intentionally charged fictitious "port charges" and thereby overcharged numerous customers and that this practice violated the federal Racketeer Influenced and Corrupt Organizations Act (RICO). The plaintiff seeks treble damages, attorneys fees, litigation expenses, costs and restitution. This is one of a number of class action lawsuits relating to "port charges" recently filed against cruise ship companies. The Company denies the allegations and intends to defend this lawsuit vigorously. On August 13, 1996, the Plaintiff filed a Motion for Class Certification and for Evidentiary Hearing Relating Thereto seeking to certify a class consisting of all passengers who were assessed and paid a port charge from June 14, 1992 to June 13, 1996. On April 28, 1997, a hearing was held on Plaintiff's Motion for Class Certification. On May 8, 1997 the Court entered an Order denying Plaintiff's Motion for Class Certification. A Pretrial Conference is scheduled in the case for August 14, 1997. The case is set for a jury trial for the trial term commencing September, 1997.

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

On January 15, 1997, the Bay St. Louis Community Association, Preserve Diamondhead Quality, Inc., Gulf Islands Conservancy, Inc. and Concerned Citizens to Protect the Isles and Point, Inc. filed a Notice of Appeal in the Supreme Court of Mississippi from the decision of the Chancery Court. Appellate Briefs have been filed by the parties.


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

Liberis  filed a Notice of Appeal  from the Final  Order on  November  7,  1996.
Liberis filed his appellate brief on February 14, 1997. Europa filed its appellate brief on April 18, 1997. On July 22, 1997 the Supreme Court of Delaware heard oral arguments in the case. On July 24, 1997, the Supreme Court entered an Order remanding the case to the Court of Chancery to permit that court to make certain supplemental findings in explanation of its decision of February 8, 1996 and its order and judgment of October 9, 1996. The supplemental findings are due within thirty days of the Supreme Court's Order.

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

The defendants filed a motion to stay the action on grounds that Liberis had filed a substantially similar action in the Court of Chancery of the State of Delaware in and for New Castle County, styled Liberis v. Reddien, et al. (Civil Action No. 12955) and that any substantive issues decided in Delaware would be binding as to this case. On December 13, 1993, the Court entered an Order staying this action as to all parties until the cases of Liberis v. Reddien,et al (Civil Action No. 12955) and Liberis v. Europa Cruises Corporation (Civil Action No. 13103) pending in Delaware were dismissed or final judgment on the merits was entered with respect to all claims alleged in Count I of Civil Action No. 12955 and as to all claims in Civil Action No. 13103. Count I of Delaware Civil Action No. 12955 was for "Removal of Wrongfully Elected Directors and Officers and Reinstatement of Liberis" (against Europa and Director Defendants). On March 25, 1996, the Court of Chancery of the State of Delaware in and for New Castle County entered an Order of Dismissal dismissing Liberis v. Reddien, et al.(Civil Action No. 12955) as moot. On or about August 7, 1995, the defendants agreed to lift the stay in the Pinellas County case for discovery purposes and for the purpose of finalizing the pleadings. On or about April 22, 1996, Liberis filed a motion for Leave to File a Second Amended Complaint to add a claim for intentional infliction of emotional distress. The Court has not yet granted Liberis' motion for leave to file a Second Amended Complaint. Discovery is in progress. No trial date has been set.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997
         --------------------------------------------------------------

The Company operated 559 cruises in 1997, as compared to 553 in 1996, an increase of 6 cruises. The Company carried 88,297 passengers in 1997 as compared to 88,755 passengers in 1996, a decrease of 458 passengers. The average revenue per passenger was approximately $60.77 in 1997 as compared to $63.17 in 1996, a decrease of $2.40 per passenger or 3.8%. The principal components of this per passenger change are a $2.82 or 23.5% decrease in passenger fares, an $.83 or

16.9% decrease in food and beverage revenue, a $1.03 or 62.4% decrease in charter fees and a $2.08 or 405.7% increase in other income. The change in each of these material components is described below. The Company carried an average of 158 and 160 passengers per cruise respectively in 1997 and 1996.

TOTAL REVENUES/GAMING REVENUES
------------------------------

The Company earned total revenues of $5,365,583 in 1997 as compared to total revenues of $5,606,555 in 1996, a decrease of 4.3%. There was no material change in gaming revenue.

PASSENGER FARES
---------------

Passenger fares fell from $1,064,609 in 1996 to $809,891 in 1997, a decrease of $254,718 or 23.9%. The average passenger fare in 1997 was $9.17 compared to $11.99 in 1996 a decrease of $2.82 per passenger or 23.5%. This decrease is attributable to a VIP program resulting in additional complimentary fares to VIP's and an increase in the number of passengers in Miami Beach which has the lowest net fares.

FOOD AND BEVERAGE REVENUES
--------------------------

Revenue from food and beverage sales decreased from $435,608 in 1996 to $360,547 in 1997, a decrease of $75,061 or 17.2%. The decrease is attributable to reduced passenger counts at the west coast ports and an increase in VIP passengers resulting in additional complimentary fares to VIP's and an increase in the number of passengers in Miami Beach which has the lowest net fares.

CHARTER FEES
------------

Charter fees decreased 62.5%. In the same period last year, the M/V Stardancer was under Charter to an unrelated party in Marco Island, Florida. From November, 1996 through January, 1997, the M/V Stardancer was operated by the Company in Tierre Verde, Florida. The Company ceased operations due to noise pollution problems and began looking for an alternate use for the vessel. In June, the M/V Stardancer was drydocked for its bi-annual coast guard inspection.

On June 12, 1997, the Company entered into a Charter Agreement with an unrelated party to Charter the Stardancer for a six month period beginning July 15, 1997 for a total charter fee of $510,000. The Agreement gives the Charterer the right to charter the vessel for an additional six months and an option to purchase the vessel for $4,000,000 with gaming equipment and $3,500,000 without gaming equipment. The Company is in receipt of a nonrefundable advance charter fee of $55,000 and an advance charter fee and deposit in the amount of $200,000.

OTHER REVENUE
-------------

Other revenue increased from $59,451 in 1996 to $242,683 in 1997, an increase of $183,232 or 308%. Other income in 1997 includes $200,000 which represents three month's or one-half (1/2) of the $400,000 paid by Hilton Gaming Corporation to the Company in return for the exclusive right to negotiate a joint venture agreement with respect to the Company's Diamondhead, Mississippi, property for a 180-day period of time, which time period has expired.

COSTS AND EXPENSES
------------------

VESSEL OPERATING EXPENSES
-------------------------

Vessel operating costs and expenses decreased from $3,330,837 in 1996 to $3,166,767 in 1997, a decrease of $164,070 or 4.9%. The per cruise vessel operating costs in 1997 is $5,665 compared to $6,023 in 1996, a decrease of $358 per cruise or a 5.9% decrease. This decrease is principally attributable to a reduction in casino operating costs due to the termination of the Casinos Austria consulting fee.

ADMINISTRATIVE AND GENERAL AND OTHER OPERATING
----------------------------------------------

Administrative and general costs and expenses increased from $427,394 in 1996 to $541,770 in 1997, or $114,376, an increase of 26.8%. This increase is principally related to the one-time write-down of certain corporate assets and corporate overhead. Other operating expenses, which include certain litigation costs, increased from $120,207 in 1996 to $365,903 in 1997 or $245,696, an increase of 204%. This increase is attributable to proxy costs and the write-off of the Casinos Austria termination fee. See Note 1 to the financial statements.

ADVERTISING AND PROMOTION
-------------------------

Advertising and promotion increased from $403,528 in 1996 to $439,031 in 1997, or $35,303, an increase of 8.8%.

DEPRECIATION AND AMORTIZATION
-----------------------------

Depreciation and amortization increased from $346,509 in 1996 to $468,189 in 1997, or $121,680 , an increase of 35.1%. This increase results from the addition of new gaming equipment to the vessels during the last half of 1996, increased depreciation on structural and other improvement to the vessels, and an increase in amortization resulting from 1996 deferred drydock costs.

NONRECURRING SALES TAX SETTLEMENT
---------------------------------

In June, 1997, the Company settled its sales tax liability with the State of Florida Department of Revenue. See Note 4 to the Financial Statements. The settlement, which includes all audits for the covered period, is approximately $1.9 million. The settlement includes a payment schedule of approximately $21,000 per month for seven years. The settlement provides for no interest for the first 3 years and interest accruing at a rate of 6% per year for the last 4 years. Using the Company's average cost of funds as the discount rate, the Company recorded a one-time charge to income of $1,284,664.


          RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997
          ------------------------------------------------------------

The Company operated 1,127 cruises in 1997, as compared to 1,056 in 1996, an increase of 71 cruises. The Company carried 187,494 passengers in 1997 as compared to 174,393 passengers in 1996, an increase of 13,101 passengers. The Miami port showed a strong increase in passenger counts, offset by a decrease for the west coast ports. Management believes that the decrease in west coast passenger counts was due to the fact that Easter fell in March rather than April, resulting in an earlier return north of winter tourists. Revenue per passenger was $60.96 in 1997 as compared to $57.77 in 1996, an increase of $3.19 per passenger or 5.5%, principally related to an increase in per passenger gaming revenue of 18.1%. The Company carried an average of 166 passengers per cruise in 1997 as compared to 165 in 1996.

TOTAL REVENUES/GAMING REVENUES
------------------------------

The Company earned total revenues of $11,429,941 in 1997 as compared to total revenues of $10,074,923 in 1996, an increase of 13.4%. Gaming revenue was $8,238,361 in 1997 compared to $6,488,396 in 1996, an increase of $1,749,965 or
27%. This increase is a result of higher passenger counts and a stronger hold percentage in the casino. Due to the limited gaming time on the vessels, significant fluctuations in the casino hold percentage occur over the short term. Therefore, the casino hold percentage may decline over the remainder of the year.

PASSENGER FARES
---------------

Passenger fares fell from $2,294,364 in 1996 to $1,945,519 in 1997, a decrease of $348,845 or 15.2%. The average passenger fare in 1997 was $10.38 compared to $13.16 in 1996 a decrease of 21.1%. This decrease is attributable to a VIP program resulting in additional complimentary fares to VIP's, and an increase in the number of passengers in Miami Beach, which has the lowest net fares.

FOOD AND BEVERAGE REVENUES
--------------------------

Revenue from food and beverage sales decreased from $790,036 in 1996 to $749,135 in 1997, a decrease of $40,901 or 5.2%. The decrease is attributable primarily to reduced passenger counts at the west coast ports and an increase in VIP passengers resulting in additional complimentary meals and beverages to VIPS's.

CHARTER FEES
------------

Charter fees decreased 85.7%. From November, 1996 through January, 1997, the M/V Stardancer was operated by the Company in Tierre Verde, Florida. The Company ceased operations due to noise pollution problems and began looking for an alternate use for the vessel. In June, the M/V Stardancer was drydocked for its bi-annual coast guard inspection.

On June 12, 1997, the Company entered into a Charter Agreement with an unrelated party to Charter the Stardancer for a six month period beginning July 15, 1997 for a total charter fee of $510,000. The Agreement gives the Charterer the right to charter the vessel for an additional six months and an option to purchase the vessel for $4,000,000 with gaming equipment and $3,500,000 without gaming equipment. The Company is in receipt of a nonrefundable advance charter fee of $55,000 and an advance charter fee and deposit in the amount of $200,000.

OTHER REVENUE
-------------

Other revenue increased from $118,055 in 1996 to $441,926 in 1997, an increase of $323,871 or 274%. Other income in 1997, includes $333,333 which represents five month's or five-sixths (5/6) of the $400,000 paid by Hilton Gaming Corporation to the Company in return for the exclusive right to negotiate a joint venture agreement with respect to the Company's Diamondhead, Mississippi, property for an 180-day period of time, which time period has expired.

COSTS AND EXPENSES
------------------

VESSEL OPERATING EXPENSES
-------------------------

Vessel operating costs and expenses increased from $6,410,045 in 1996 to $6,569,601 in 1997, an increase of $159,556 or 2.5%. The per cruise vessel operating costs in 1997 is $5,829 compared to $6,070 in 1996, a decrease of $241 per cruise or a 4.0% decrease. This decrease is principally attributable to a reduction in casino operating costs due to the termination of the Casinos Austria consulting fee.

ADMINISTRATIVE AND GENERAL AND OTHER OPERATING
----------------------------------------------

Administrative and general costs and expenses increased from $909,695 in 1996 to $1,128,963 in 1997, or $219,268, an increase of 24.1%. This increase is principally related to the one-time write-down of certain corporate assets and corporate overhead. Other operating expenses, which include certain litigation costs, increased from $240,528 in 1996 to $649,850 in 1997 or $409,322, an increase of 170%. This increase is caused by the proxy contest costs and the write-off of the Casinos Austria termination fee. See Note 1 to the financial statements.

ADVERTISING AND PROMOTION
-------------------------

Advertising and promotion increased from $794,319 in 1996 to $853,640 in 1997, or $59,321, an increase of 7.5%. This increase is attributable to the Miami port which had a 51% increase in passenger counts over last year.

DEPRECIATION AND AMORTIZATION
-----------------------------

Depreciation and amortization increased from $702,019 in 1996 to $924,608 in 1997, or $222,589 , an increase of 31.7%. This increase results from the addition of new gaming equipment to the vessels during the last half of 1996, increased depreciation on structural and other improvements to the vessels, and from the increase in amortization resulting from 1996 deferred drydock costs.

NONRECURRING ITEMS
------------------

During 1997, the Company had several nonrecurring items in net income. These include the revenue received from Hilton, proxy contest costs, amortization of the Casinos Austria termination fee, and the State of Florida sales tax settlement charge to income. If the foregoing were eliminated from operating results, the Company's 1997 net income would have been $1,044,938 as compared to 1996 net income of $572,260, an increase of $472,678 or 82.6%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

In 1997, the Company expects to meet its normal operating costs and expenses from its 1997 cash flow from operations. The Company, however, may be unable to meet any unusual or unanticipated cash requirements should they arise during 1997 except through the sale of common stock or borrowing. No sales of stock have been made in 1997. In January, 1997, the Company received $265,000 in proceeds from a 1996 stock sale. In February, the Company received $400,000 from Hilton. In June, 1997, the Company received $255,000 in prepaid charter fees and deposits on the M/V Stardancer. In the first six months of 1997, the Company issued 31,887 shares of common stock as payment for preferred stock dividends.

The Company's working capital deficiency is approximately $953,000 at June 30, 1997 as compared to $1.5 million at June 30, 1996.

Investing activities (principally vessel improvements, major vessel repair and maintenance, and Mississippi development costs) required cash of approximately $551,000 in 1997, which was met through operating cash.

The Company pays dividends quarterly on its Serires S-PIK Preferrred Stock. Pursuant to the Series S-PIK Preferred Stock subscription agreement, "At the option of the Company, for a period of three years, dividends on the Preferred Stock [could] be paid by issuing shares of the Company's common stock to the holders of the Preferred Stock". The Company's option to pay quarterly dividends on the Series S-PIK Preferred Stock in common shares expired March 15, 1997. However, the Company is not in a position to pay the dividends due for June 15, 1997 in cash. Therefore, the Company has requested that the Series S-PIK Preferred Stock shareholders accept payment of their dividends now due in stock instead of cash. If any Series S-PIK Preferred Stock shareholder declines to accept payment of dividends due in stock, the accrued dividend will be paid in cash in the future.

At June 30, 1997, the Company was not in compliance with its cash flow covenant required under its loan agreement with First Union National Bank of Florida. First Union has waived the covenant requirement through July 31, 1998.

In June, 1997, the M/V Stardancer completed its regularly scheduled drydock at a cost of $110,000, which was funded from operations.

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

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceeding's
            ------------------

            See note 4, Material Contingencies

Item 5.     Other Information
            -----------------

Options Granted
---------------

In March, 1997 the Board voted to grant 100,000 nonqualified options to purchase common stock of the Company to Werlin Ladner, Director of Governmental Relations of Casino World, Inc. at a price of $.84375 per share, which was equal to the then-market price of the stock.

State of Florida Litigation Relating to the Florida Day Cruise Industry
-----------------------------------------------------------------------

On July 2, 1997, Robert A. Butterworth, the Attorney General for the State of Florida, and Neil Perry, Sheriff of St. Johns County, Florida ("Plaintiffs") filed a Complaint for Injunctive Relief Against the Illegal Possession of Slot Machines and the Continuance of a Public Nuisance against Chances Casino

Cruises, Inc. and Mark Morrow, ("Defendants") operators of the Royal Princess, in the Circuit Court of the Seventh Judicial Circuit In and For St. Johns County, Florida (Case No. CIV-97-1088). The Plaintiffs sought a temporary and permanent injunction restraining the Defendants from continuing to possess slot machines in the State of Florida. On July 2, 1997, the Plaintiffs filed a Motion for a Temporary Injunction. The Court heard argument on the Motion for a Temporary Injunction on July 18, 1997. The Florida Day Cruise Association of Florida, Inc., of which Europa Cruises Corporation is a member, filed a Motion to Appear as Amicus Curiae and a Memorandum in Opposition to the Motion for Temporary Injunction. On July 22, 1997, the Court denied the Plaintiffs' Motion for Temporary Injunction, without prejudice to a final adjudication on the merits. The Court also granted the Defendants' Motion to stay enforcement by Plaintiffs and subordinate agencies through criminal process of the "slot machine" issue raised.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

      No reports on Form 8-K have been filed during the quarter ended June 30, 1997.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             EUROPA CRUISES CORPORATION


Date:  August 14, 1997                       By:    /s/Lester E. Bullock
                                                --------------------------------
                                                  Lester E. Bullock
                                                  President



                                             By:    /s/Debra Gladstone
                                                --------------------------------
                                                  Debra Gladstone
                                                  Chief Financial Officer