Form 10QSB
period 1997-09-30
EUROPA CRUISES CORP
filed 1997-11-14
CIK 844887

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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


                                                Number of Shares Outstanding

                                                     At September 30, 1997
                                              ----------------------------------
                                                        27,288,588
                                              ----------------------------------

                          EUROPA CRUISES CORPORATION

                                     INDEX


PART I - FINANCIAL INFORMATION                                         PAGE NO.

      ITEM 1      Consolidated Statements of Operations for the Three
      ------      Months Ended September 30, 1997 and 1996.                2

                  Consolidated Statements of Operations for the Nine
                  Months Ended September 30, 1997 and 1996.                3

                  Consolidated Balance Sheets as of September 30, 1997    4-5

                  Consolidated Statements of Cash Flows for the Nine
                  Months Ended September 30, 1997 and 1996.               6-7

                  Notes to Consolidated Financial Statements              8-15


      ITEM 2      Management's Discussion and Analysis of Financial
      ------      Condition and Results of Operations.                   15-20



PART II - OTHER INFORMATION

      ITEM 1      Legal Proceedings                                       20
      ------

      ITEM 5      Other Information                                       20
      ------

      ITEM 6      Exhibits and Reports on Form 8-K                        21
      ------

                         PART I - FINANCIAL INFORMATION


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

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended September 30,
                                                         1997              1996
                                                         ----              ----

Revenues:

Gaming revenue                                    $ 3,704,557       $ 3,650,800
Passenger fares                                       709,213           806,643
Food and beverage                                     284,974           399,693
Subcharter fees                                       157,500               -0-
Other                                                 109,393            55,612
                                                  -----------       -----------
                                                    4,965,637         4,912,748
                                                  -----------       -----------
Costs and Expenses:

Vessel operating                                    3,229,139         3,263,001
Administrative and general                            521,921           515,203
Advertising and promotion                             364,703           406,518
Depreciation and amortization                         462,313           369,982
Nonrecurring sales tax settlement                         -0-               -0-
(Note 5)
Interest, net                                         240,649           222,257
Other operating (Note 1)                              195,909            69,901
                                                  -----------       -----------
                                                    5,014,634         4,846,862
                                                  -----------       -----------
Net (loss) income                                     (48,997)           65,886

Preferred stock dividends                             (65,725)          (54,859)
                                                  -----------       -----------
Net (loss) income applicable to
common stock                                      $  (114,722)      $    11,027
                                                  ===========       ===========
Net (loss) income per common
share (Note 2)                                    $        *        $        *
                                                  ===========       ===========

Weighted average number of
common and common equivalent
shares outstanding primary and
fully diluted (Note 2)                             22,876,836        20,844,954
                                                  ===========       ===========

* Amount is less than $.01

                 EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                Nine  Months Ended September 30,
                                                        1997               1996
                                                        ----               ----
Revenues:

Gaming revenue                                  $ 11,942,918       $ 10,139,196
Passenger fares                                    2,654,732          3,100,246
Food and beverage                                  1,034,109          1,180,664
Subcharter fees                                      212,500            384,072
Other                                                551,319            173,665
                                                ------------       ------------
                                                  16,395,578         14,977,843
                                                ------------       ------------
Costs and Expenses:

Vessel operating                                   9,798,740          9,672,751
Administrative and general                         1,650,884          1,519,986
Advertising and promotion                          1,218,343          1,191,010
Depreciation and amortization                      1,386,921          1,071,587
Nonrecurring sales tax settlement                  1,284,664                -0-
(Note 5)
Interest, net                                        665,041            668,318
Other operating (Note 1)                             845,759            215,756
                                                ------------       ------------
                                                  16,850,352         14,339,408
                                                ------------       ------------
Net (loss) income                                   (454,774)           638,435

Preferred stock dividends                           (165,437)          (174,954)
                                                ------------       ------------
Net (loss) income applicable to
common stock                                    $   (620,211)      $    463,481
                                                ============       ============
Net (loss) income per common
share (Note 2)                                  $       (.03)      $       0.02
                                                ============       ============
Weighted average number of
common and common equivalent
shares outstanding primary and
fully diluted  (Note 2)                           22,480,806         19,773,765
                                                ============       ============

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                     ------
                                                              September 30, 1997
                                                              ------------------

Current Assets:

Cash and cash equivalents                                            $   844,979
Accounts receivable                                                      350,749
Prepaid insurance and other                                              564,380
Asset held for sale at carrying amount
 (Note 3)                                                              3,321,878
                                                                     -----------
Total current assets                                                   5,081,986

Vessels, equipment and fixtures, less
accumulated depreciation                                              10,116,647

Land under development for dockside
gaming                                                                 4,862,358

Deferred drydock costs, less
accumulated amortization                                                 595,529

Other assets                                                             449,849
                                                                     -----------
                                                                     $21,106,369
                                                                     ===========

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                              September 30, 1997
                                                              ------------------

Current Liabilities:

Accounts payable and accrued liabilities                           $    983,655
Current maturities of long-term debt
(Note 3)                                                              2,729,608
Unearned revenues                                                       155,262
                                                                   ------------
      Total current liabilities                                       3,868,525
                                                                   ------------

Long-term debt less current maturities                                6,056,481

Other liabilities                                                       150,000
                                                                   ------------
Total liabilities                                                    10,075,006

Stockholder's equity:

Preferred stock, $.01 par value;
shares authorized 5,000,000; outstanding
2,808,000; ($3,963,080 aggregate liquidation
preference)                                                              28,080

Common stock, $.001 par value-
shares authorized 50,000,000; issued
28,481,033; outstanding 22,976,088                                       28,481
Additional paid-in-capital                                           25,424,165

Unearned ESOP Shares                                                 (6,429,767)

Deficit                                                              (7,829,440)

Treasury stock, at cost,
1,250,000 shares                                                       (190,156)
                                                                   ------------

Total stockholders' equity                                           11,031,363
                                                                   ------------

                                                                   $ 21,106,369
                                                                   ============

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Nine months Ended September 30,
                                                           1997           1996
                                                           ----           ----

Operating Activities:
  Net (loss) income                                 $  (454,774)    $   638,435
  Adjustments to reconcile net
  income (loss) to net cash used in
  operating activities:
  Nonrecurring sales tax settlement                   1,284,664             -0-
  Depreciation and amortization                       1,386,921       1,071,587
  Release of ESOP shares                                174,375         162,500
  Expenses paid in shares of common stock                 1,313             -0-
  Decrease (increase) in:
    Accounts receivable                                  47,983           3,997
    Prepaid and other assets                            (35,190)        613,347
  Increase (decrease) in:
    Accounts payable and accrued liabilities           (651,572)       (533,272)
    Unearned revenues                                    91,435         (16,233)
                                                    -----------     -----------
Cash provided by operating activities                 1,845,154       1,940,361
                                                    -----------     -----------
Investing activities:
  Purchases of property and equipment                  (636,190)     (1,343,329)
  Development costs for dockside gaming                (147,357)       (105,126)
  Decrease in restricted cash                           400,000             -0-
                                                    -----------     -----------
  Cash (used in) investing activities                  (373,547)    $(1,448,455)
                                                    -----------     -----------

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Nine months Ended September 30,
                                                           1997           1996
                                                           ----           ----

Financing activities:
  Proceeds from issuance of common stock           $   227,444      $ 1,013,923
  Payment of notes and long-term debt               (1,357,155)      (1,312,549)
  Preferred stock dividends                             45,000          (47,271)
                                                   -----------      -----------
Cash (used in) financing activities                 (1,174,708)        (345,897)
                                                   -----------      -----------
Net increase (decrease) in cash and cash
equivalents                                            296,899          146,009

Cash and cash equivalents,
beginning of period                                    548,080          552,061
                                                   -----------      -----------
Cash and cash equivalents,
end of period                                      $   844,979      $   698,070
                                                   ===========      ===========

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.     SIGNIFICANT ACCOUNTING POLICIES

(a)  Casino Revenue
     --------------

Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Revenue does not include the retail amount of fares, food, and beverage provided gratuitously to customers, which was $783,000 and $570,000 for the three months ended September 30, 1997 and 1996 respectively, and $2,111,000 and $1,495,000 for the nine months ended September 30, 1997 and 1996 respectively.

(b)  Other Operating Costs
     ---------------------

Other operating costs consists of the following:

  Three months ended September 30,                     1997         1996
---------------------------------------------------------------------------
  ESOP provision                                     $46,875      $56,250
  Shareholder litigation                              12,500          -0-
  Proxy costs                                         33,367          -0-
  Casinos Austria termination fee                     98,630          -0-
  Other                                                4,537       13,651
---------------------------------------------------------------------------
                                                    $195,909     $ 69,901
===========================================================================


  Nine months ended September 30,                      1997         1996
---------------------------------------------------------------------------
  ESOP provision                                    $174,375     $162,500
  Shareholder litigation                              29,754       32,279
  Proxy costs                                        368,367          -0-
  Casinos Austria termination fee                    263,014          -0-
  Other                                               10,249       20,977
---------------------------------------------------------------------------
                                                    $845,759     $215,756
===========================================================================

(c)  Reclassification
     ----------------

Certain 1996 amounts have been reclassified to conform to the classifications for 1997.

NOTE 2.     NET (LOSS) INCOME PER SHARE

Net income per share for 1996 is based on net income after preferred stock dividend requirements and the weighted average number of common shares outstanding during each period after giving effect to stock options and warrants considered to be dilutive common stock equivalents. It is assumed that all dilutive stock options and warrants are exercised at the beginning of each year and that the proceeds are used to purchase up to 20 percent of the outstanding shares of the Company's common stock with any remaining proceeds utilized to repay indebtedness. Stock options and warrants considered to be common stock equivalents for both primary and fully diluted calculations were not materially dilutive. Convertible preferred, which is not a common stock equivalent, was anti-dilutive and, therefore, not considered in the fully diluted calculation.

Net (loss) per share for 1997 is based on net (loss) after preferred stock dividend requirements and the weighted average number of common shares outstanding. Primary and fully diluted earnings per share were not calculated for 1997 since such calculation would be anti-dilutive.

Common shares outstanding includes:
  Issued shares                                             28,938,588
  Less:  Treasury shares                                    (1,250,000)
         Unallocated, uncommitted ESOP shares               (4,312,500)
         Escrow shares                                        (400,000)
                                                            ----------

  Outstanding Shares                                        22,976,088
                                                            ==========


Escrowed shares are held as collateral for a note with a principal balance of $238,594 at September 30, 1997.

NOTE 3.  ASSET HELD FOR SALE

On October 1, 1997, the Company entered into a letter agreement to sell the M/V Stardancer, to the party currently chartering the vessel. The Charterer has a purchase option under the existing Charter Agreement. The purchase price is $3,500,000, excluding gaming equipment payable as follows: $340,000 credit for charter fees paid; $2,560,000 cash and a $600,000 note payable over 3 years with a fixed rate of interest of 10%. The note is convertible at the Company's option into publicly traded securities of the buyer. The note will be secured by the vessel, subject to the buyer obtaining financing. The purchase is expected to close on or before November 30, 1997.

The M/V Stardancer's cost basis carried on the books at September 30, 1997, is $3,321,871. The estimated fair value less cost to sell is $3,450,000.
Accordingly, the M/V Stardancer is recorded in the financial statements at September 30, 1997 at its carrying amount.

Upon the sale of the M/V Stardancer, the Company's credit agreement with First Union National Bank of Florida requires a payment of $1,300,000 to release First Union's security interest in the vessel. Accordingly, the current portion of long term debt at September 30, 1997, includes the $1,300,000 release payment.

The Europa Stardancer had net income, before ESOP and preferred dividends allocation, of $13,697 for the three months ended September 30, 1997 and net loss of ($335,963) for the nine months ended September 30, 1997.

NOTE 4.     NEW ACCOUNTING STANDARDS

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

EPS for the three months ended September 30, 1997 and 1996 and EPS for the nine months ended September 30, 1997 and 1996 would not be materially changed if calculated under new Standard 128. As currently calculated under the old standard, primary and fully diluted EPS are anti-dilutive for periods when the Company reports a net loss, and not materially dilutive for periods when the Company reports net income. As a result, the Company's presentation of EPS in its financial statements is based on the weighted average number of common shares outstanding which is generally equivalent to the calculation of basic EPS under the new Standard.

The FASB has also issued SFAS131, Disclosures About Segments of an Enterprise. Statement 131 establishes new standards for determining and disclosing information regarding a segment of a Company. Statement 131 is effective for fiscal years beginning after December 15, 1997 with earlier application encouraged. The Company will adapt the new standard for its financial statements for the period ending December 31, 1997 to provide Segment information regarding its development efforts.

NOTE 5.     SUBSEQUENT EVENT

On June 23, 1997, the Board of Directors offered Deborah Vitale the same salary that the prior individual responsible for spearheading the Diamondhead, Mississippi project received, namely $125,000 per year as well as a $50,000 bonus. Ms Vitale accepted the offer in September 1997. Ms. Vitale will receive her accrued salary and bonus prior to the end of the year.

NOTE 6 .    MATERIAL CONTINGENCIES

                               LEGAL PROCEEDINGS.

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

In June, 1997, the Company settled this liability by entering into Closing Agreements with the Florida Department of Revenue. The settlement, which includes all audits for the covered period, is approximately $1.9 million. The settlement includes a payment schedule of approximately $21,000 per month for seven years. The settlement provides for interest for the first 3 years and interest accruing at a rate of 6% per year for the last 4 years.

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

                            GAMING-RELATED LITIGATION
                            -------------------------

WILLIAM POULOS, ET AL. V. AMBASSADOR CRUISE LINES, INC., ET AL.
(United States  District  Court,  District of Nevada) (Case No.  CV-S-95-936-LDG
(RLH)

On or about November 29, 1994, William Poulos filed a class action lawsuit on behalf of himself and all others similarly situated against approximately thirty-three defendants, including Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc. in the United States District Court, Middle District of Florida, Orlando Division (Case No. 94-1259-CIV- ORL-22). Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc. were served with the Complaint on or about March 15, 1995. The suit was filed against the owners, operators and distributors of cruise ship casinos which utilized casino video poker machines and electronic slot machines. The Plaintiff alleges violation of the Federal Civil RICO statute, common law fraud and deceit, unjust enrichment and negligent misrepresentation. The plaintiff had filed a similar action against most major, land-based casino operators in the United States. The earlier action, which did not name the Company or any of its subsidiaries as defendants, was transferred from the U.S. District Court in Orlando, Florida to the U.S. District Court in Las Vegas, Nevada. The plaintiff contends in both actions that the defendant owners and operators of casinos, including cruise ship casinos, along with the distributors and manufacturers of video poker machines and electronic slot machines have engaged in a course of fraudulent and misleading conduct intended to induce people to play their machines based on a false understanding that the machines operate in a truly random fashion. The plaintiff alleges that these machines actually follow fixed, preordained sequences that are not random, but rather are both predictable and subject to manipulation by defendants and others. The plaintiff seeks damages in excess of $1 billion dollars against all defendants. Although this action is in the very early stages of litigation, management believes there is no support for plaintiff's factual claims and the Company intends to vigorously defend this lawsuit.

On September 13, 1995, the United States District Court for the Middle District of Florida, Orlando Division, transferred the case pending in that Court against Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc. and other defendants to the United States District Court for the District of Nevada, Southern Division. Accordingly, the case against Europa and the other defendants in the cruise ship industry will be litigated and perhaps tried together with those cases now pending against the land-based casino operators and the manufacturers, assemblers and distributors of gaming equipment previously sued in federal court in Nevada. Management believes the Nevada forum provides a more favorable forum in which to litigate the issues raised in the Complaint. The Company is sharing the cost of litigation in this matter with other defendants. On November 3, 1997, the Court heard various motions in the case, including a Motion to Dismiss filed by the cruise ship defendants.

ROBERT M. BAER, ET AL V. AMBASSADOR CRUISE LINES, INC. ET AL. (In the Circuit Court of the Seventeenth Judicial Circuit In and For Broward County, Florida) Case No. 96-6177 (21)

On May 7, 1995, Robert M. Baer, on Behalf of Himself and All Others Similarly Situated, filed a class action lawsuit against approximately thirty-eight defendants, including Europa Cruises of Florida I and Europa Cruises of Florida II in the Circuit Court of the Seventeenth Judicial Circuit In and For Broward County, Florida. (Case No. 96-6177 (21) Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc. were served with the Complaint on or about July 11, 1996. The suit was filed against the manufacturers, distributors and promoters of video poker and electronic slot machines and the owners, operators and promoters of cruise ship casinos which utilized casino video poker machines and electronic slot machines. The plaintiff alleges fraud in connection with the labeling, design, promotion and operation of casino video poker machines and electronic slot machines, violation of the Florida Racketeer Influenced and Corrupt Organizations Act ("RICO"), common law fraud and deceit, unjust enrichment, and negligent misrepresentation. The plaintiff contends that the defendant owners, operators and promoters of cruise ship casinos, along with the manufacturers, distributors, and promoters of video poker machines and electronic slot machines, have engaged in a course of fraudulent and misleading conduct intended to induce people to play their machines based on a false understanding that the machines operate in a random fashion and are unpredictable. The plaintiff alleges that these machines actually follow fixed, preordained sequences that are not random, but rather are both predictable and subject to manipulation by defendants and others. The plaintiff seeks damages in excess of one billion dollars, including treble their general and special compensatory damages, punitive damages, consequential and incidental damages, interest, costs, attorneys' fees and a preliminary and permanent injunction requiring defendants to accurately and properly describe their video poker machines and electronic slot machines. Although this action is in the very early stages of litigation, management believes there is no support for plaintiff's factual claims and the Company intends to vigorously defend this lawsuit. The Company is sharing the cost of this litigation with certain other defendants who have retained the same law firm to represent them. On or about August 23, 1996, the Company and other Defendants filed a Motion to Abate or Stay this Action in Favor of a Previously Filed and Served Action. On or about October 27, 1997, the Company and other Defendants filed a Motion to Dismiss the case.

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

CASE DECIDED

On June 17, 1994, Harrell Z. Browning, Liquidating Trustee under the Chapter 11 plan of Burton Securities, S.A., Debtor, entered into a Memorandum of Agreement with Europa Cruises Corporation providing for the purchase by Europa of the Panamanian-flag vessel M/V LE MISTRAL. Paragraph 4 of the Agreement gave Europa the right to terminate the Agreement in the event closing did not occur within sixty days from the date of the Agreement in which event, Europa would be entitled to receive a refund of its full escrow deposit in the amount of $85,000. Moreover, the Bankruptcy Court entered an Order on July 15, 1994, approving the terms and condition of the Memorandum of Agreement in all respects and specifically stating that "[i]f for any reason the closing [had] not taken place on or before August 16, 1994, Europa may, at its option, terminate the Europa Agreement and, in such event, the Trustee shall refund the entire escrow deposit plus any accrued interest to Europa and Europa shall have no obligation to the Trustee or the estate." The Trustee was notified on August 15, 1994, that Europa had determined to exercise its right to terminate the Agreement. Europa attempted to obtain the return of its deposit from the Trustee who refused to return same. On the contrary, on December 15, 1994, the Trustee filed an action against Europa for breach of contract seeking damages in excess of $750,000. The case was tried on June 13 and 14, 1996. The Court entered an Order in favor of the Trustee which allows the Trustee to keep Europa's deposit and for attorneys fees.

LONNIE AVANT, ET AL. V. EUROPA CRUISES CORPORATION (In the United States District Court for the Middle District of Florida (Case No.96-217-CIV-FTM-24D)

CASE SETTLED

On June 13, 1996, Lonnie Avant, on behalf of herself and all others similarly situated, filed a class action lawsuit against Europa Cruises Corporation, d/b/a Europa SeaKruz, Lester Bullock and John Does 1-10 (Europa's other directors, officers and managers) in the United States District Court for the Middle District of Florida, Fort Myers Division, Case No. 96- 217-CIV-FTM-24D). The Company was served with the Complaint on or about June 19, 1996. The suit was filed against the Company and its directors, officers and managers. The

Plaintiff alleges that the Company and its directors, officers and managers intentionally charged fictitious "port charges" and thereby overcharged numerous customers and that this practice violated the federal Racketeer Influenced and Corrupt Organizations Act (RICO). The plaintiff sought treble damages, attorneys fees, litigation expenses, costs and restitution. This is one of a number of class action lawsuits relating to "port charges" recently filed against cruise ship companies. The Company denied the allegations. On August 13, 1996, the Plaintiff filed a Motion for Class Certification and for Evidentiary Hearing Relating Thereto seeking to certify a class consisting of all passengers who were assessed and paid a port charge from June 14, 1992 to June 13, 1996. On April 28, 1997, a hearing was held on Plaintiff's Motion for Class Certification. On May 8, 1997, the Court entered an Order denying Plaintiff's Motion for Class Certification.

On or about September 18, 1997, the parties entered into a Settlement Agreement and General Release. Under the terms of the Agreement, the Company paid Five Thousand Dollars ($5,000.00) in full settlement of the matter. On October 1, 1997, the Court entered an Order dismissing this case with prejudice.

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

On January 15, 1997, the Bay St. Louis Community Association, Preserve Diamondhead Quality, Inc., Gulf Islands Conservancy, Inc. and Concerned Citizens to Protect the Isles and Point, Inc. filed a Notice of Appeal from the decision of the Chancery Court. All appellate briefs have been filed in the case.

BAY ST. LOUIS COMMUNITY ASSOCIATION, INC., PROTECT DIAMONDHEAD QUALITY, INC., CONCERNED CITIZENS TO PROTECT THE POINT AND ISLES, INC. AND GULF ISLANDS CONSERVANCY, INC. V. THE COMMISSION ON ENVIRONMENTAL QUALITY, HANCOCK COUNTY PORT AND HARBOR AUTHORITY, AND CASINO WORLD, INC. (Chancery Court of Hancock County, Mississippi) (Case No. 97-0386)

On June 6, 1997, Bay St. Louis Community Association, Inc., Protect Diamondhead Quality, Inc., Concerned Citizens to Protect the Point and Isles and Gulf Islands Conservancy, Inc. filed a Notice of Appeal against the Commission on Environmental Quality, Hancock County Port and Harbor Authority, and Casino World, Inc., in the Chancery Court of Hancock County, Mississippi (Case No. 97-0386) appealing that Order of the Mississippi Commission on Environmental Quality dated June 26, 1997, affirming the water quality certification issued to Casino World, Inc. on January 9, 1997, as modified and clarified on May 22, 1997. On July 11, 1997, Appellants filed an Amended Notice of Appeal. On or about August 19, 1997, the Administrative Record in the case was filed with the Court. The opening Brief of Appellants was filed on or about September 9, 1997. The Brief of Casino World, Inc. was filed on or about October 17, 1997. The reply Brief of Appellants was filed on or about October 31, 1997.

                           LIBERIS-RELATED LITIGATION
                           --------------------------

The following litigation relates to Charles S. Liberis, the founder of the Company, a former Chairman of the Board of Directors, President, Director and Chief Operating Officer of the Company.

1. LIBERIS V. EUROPA CRUISES CORPORATION (Court of Chancery of the State of Delaware in and for New Castle County, C.A. 13103) CASE DECIDED

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

On November 7, 1996, Liberis filed a Notice of Appeal from the Final Order to the Supreme Court of Delaware. On February 14, 1997, Liberis filed his Opening Brief in the Supreme Court of Delaware. On April 18, 1997, the Company filed its Answering Brief. On May 5, 1997, Liberis filed his Reply Brief. Oral argument was had on or about July 22, 1997. On July 24, 1997 the Delaware Supreme Court issued an Order remanding the case to the trial court for further supplemental findings in explanation of its decision of February 8, 1996 and its Order and Judgement of October 9, 1996. On September 2, 1997, the Supreme Court issued a Supplemental Opinion. On September 10, 1997, Liberis filed his Opening Supplemental Memorandum. On October 2, 1997, the Company filed its Supplemental Memorandum. On October 2, 1997, the Company filed its Memorandum in Response to Liberis' Opinion Supplemental Memorandum. On October 9, 1997, Liberis filed his Reply Supplemental Memorandum.

On November 10, 1997, the Delaware Supreme Court issued an Order affirming the decision of the lower court.

2. LIBERIS V. STEVE TURNER, DEBORAH A. VITALE, WILLIAM A. HEROLD, ERNST G. WALTER, SHARON E. PETTY, CHARLES H. REDDIEN, VICTOR B. GERSH, SERCO INTERNATIONAL LIMITED, CASINOS AUSTRIA MARITIME CORPORATION (CAMC), and AUSTROINVEST INTERNATIONAL LIMITED, BERTHA GERSH, AS ADMINISTRATOR OF THE ESTATE OF VICTOR GERSH, PETER MUELLER, EUROPA CRUISES CORPORATION, AND JOHN DOES A-Z. (Circuit Court in and for Pinellas County, Florida)(Civil Action No. 93-001626-CI-008)

On or about May 5, 1993, Liberis filed suit in the Circuit Court in and for Pinellas County, Florida (Case No. 93-001626- CI-008) for rescission, fraud and conspiracy. On or about August 4, 1993, Liberis filed an Amended Complaint, naming additional defendants and adding a count for defamation. Liberis alleges that the defendants conspired to defraud, coerce and trick Liberis into resigning his position as Chief Executive Officer and Chairman of the Board of Europa Cruises Corporation and defamed him. Liberis seeks compensatory, punitive, treble damages and attorneys' fees from the above-named defendants.

The defendants filed a motion to stay the action on grounds that Liberis had filed a substantially similar action in the Court of Chancery of the State of Delaware in and for New Castle County, styled Liberis v. Reddien, et al. (Civil Action No. 12955) and that any substantive issues decided in Delaware would be binding as to this case. On December 13, 1993, the Court entered an Order staying this action as to all parties until the cases of Liberis v. Reddien,et al (Civil Action No. 12955) and Liberis v. Europa Cruises Corporation (Civil Action No. 13103) pending in Delaware were dismissed or final judgment on the merits was entered with respect to all claims alleged in Count I of Civil Action

No. 12955 and as to all claims in Civil Action No. 13103. Count I of Delaware Civil Action No. 12955 was for "Removal of Wrongfully Elected Directors and Officers and Reinstatement of Liberis" (against Europa and Director Defendants). On March 25, 1996, the Court of Chancery of the State of Delaware in and for New Castle County entered an Order of Dismissal dismissing Liberis v. Reddien, et al.(Civil Action No. 12955) as moot. On or about August 7, 1995, the defendants agreed to lift the stay in the Pinellas County case for discovery purposes and for the purpose of finalizing the pleadings. On or about April 22, 1996, Liberis filed a Motion for Leave to Amend, a Second Amended Complaint and a Motion for Substitution of Parties. On or about October 20, 1997, Liberis filed a Motion for Leave to File a Third Amended Complaint and to Join Additioanl Party Plaintiff which motion will be granted. In the Third Amended Complaint, Liberis, inter alia, adds an additional co- Plaintiff, Ginger Liberis, his former wife; names new defendants, including Europa Cruises Corporation and Peter Mueller, Senior Vice President of Casinos Austria Maritime Corporation, and John Does A-Z; and adds several new theories and claims for relief, including fraud, breach of fiduciary duties, defamation, slander per se, intentional infliction of emotional distress, a RICO (Racketeer Influenced and Corrupt Organizations
Act) claim, and other tortious conduct. On or about October 30, 1997, Liberis filed a Notice of Appeal from the Order of the Court granting the motion of Defendant Victor Gersh/Estate of Victor Gersh to dismiss the Complaint against them. Discovery has started. No trial date has been set.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
       -------------------------------------------------------------------

NONRECURRING ITEMS
------------------

During 1997, the Company had several nonrecurring items in net income. These include an option fee received from Hilton, proxy contest costs and a termination fee paid to Casinos Austria. If the foregoing were eliminated from operating results, the Company's 1997 net income, before preferred dividends, for the three months ended September 30, 1997, would have been $16,333 as compared to 1996 net income before preferred dividends of $65,886, a decrease of $49,553 or 75.2%.

PER PASSENGER REVENUE
---------------------

The Company operated 565 cruises in 1997 and 1996. The Company carried 75,694 passengers in 1997 as compared to 86,199 passengers in 1996, a decrease of 10,505 passengers. The average revenue per passenger was approximately $65.60 in 1997 as compared to $57.00 in 1996, an increase of $8.60 per passenger or 15.1%. The principal components of this per passenger increase in revenue are $6.59 or 15.6% increase in casino revenue, an $.86 or 18.6% decrease in food and beverage revenue, a $2.08 per passenger increase in charter fees and an $.80 or 123% increase in other income. The change in each of these material components is described below. The Company carried an average of 134 and 153 passengers per cruise respectively in 1997 and 1996.

TOTAL REVENUES/GAMING REVENUES
------------------------------

The Company earned total revenues of $4,965,637 in 1997 as compared to total revenues of $4,912,748 in 1996, an increase of 1.1%. Gaming revenue was

$3,704,557  in 1997 as compared to 15  $3,650,800  in 1996, an increase of 1.5%.
The increase in casino revenue and related decrease in passengers carried highlights the Company's efforts to attract VIP passengers resulting in an increase in casino revenue per passenger.

PASSENGER FARES
---------------

Passenger fares fell from $806,643 in 1996 to $709,213 in 1997, a decrease of $97,430 or 12.1%. The average passenger fare in 1997 was $9.37 compared to $9.36 in 1996. The VIP programs also aim to insure non-VIP customers pay full fare.

FOOD AND BEVERAGE REVENUES
--------------------------

Revenue from food and beverage sales decreased from $399,693 in 1996 to $284,974 in 1997, a decrease of $114,719 or 28.7%. The decrease is attributable to reduced passenger counts at the west coast ports and an increase in VIP passengers resulting in additional complimentary fares to VIP's and an increase in the number of passengers in Miami Beach which has the lowest net fares.

CHARTER FEES
------------

Charter fees increased $157,500. In the same period last year, the M/V Stardancer was used as a replacement vessel while the ports operating vessels went into drydock.

On June 12, 1997, the Company entered into a Charter Agreement with an unrelated party to Charter the Stardancer for a six month period beginning July 15, 1997 for a total charter fee of $510,000. The Agreement gives the Charterer the right to charter the vessel for an additional six months and an option to purchase the vessel for $4,000,000 with gaming equipment and $3,500,000 without gaming equipment. In October, 1997, the Charterer exercised its option to purchase the M/V Stardancer for $3,500,000 without gaming equipment. The Company agreed to credit all charter revenue received to date, a total of $340,000 towards the purchase price. The Charterer has until November 30, 1997, to obtain financing and close the purchase. In the interim, the Charter Agreement is in full force and effect. If the Charterer fails to obtain financing and meet the November 30, 1997 closing date, the Charter Agreement remains in effect and the Charterer may still extend the Charter period the additional six months.
See Note 3 to the financial statements.

OTHER REVENUE
-------------

Other revenue increased from $55,612 in 1996 to $109,393 in 1997, an increase of $53,781 or 96.7%. Other income in 1997 includes $66,667 which represents one month of the $400,000 paid by Hilton Gaming Corporation to the Company in return for the exclusive right to negotiate a joint venture agreement with respect to the Company's Diamondhead, Mississippi, property for a 180-day period of time, which time period has expired.

COSTS AND EXPENSES
------------------

VESSEL OPERATING EXPENSES
-------------------------

Vessel operating costs and expenses decreased from $3,263,001 in 1996 to $3,229,139 in 1997, a decrease of $33,862 or 1.0%.

ADMINISTRATIVE AND GENERAL AND OTHER OPERATING

Administrative and general costs and expenses increased from $515,203 in 1996 to $521,921 in 1997, or $6,718, an increase of 1.3%. Other operating expenses increased from $69,901 in 1996 to $195,909 in 1997 or $126,008, an increase of 180%. This increase is attributable primarily to proxy costs and the write-off of the Casinos Austria termination fee. See Note 1 to the financial statements.

ADVERTISING AND PROMOTION
-------------------------

Advertising and promotion decreased from $406,518 in 1996 to $364,703 in 1997, or $41,815, a decrease of 10.3%.

DEPRECIATION AND AMORTIZATION
-----------------------------

Depreciation and amortization increased from $369,982 in 1996 to $462,313 in 1997, or $92,331, an increase of 25%. This increase results from the addition of new gaming equipment to the vessels during the last half of 1996, increased depreciation on structural and other improvement to the vessels, and an increase in amortization resulting from 1996 deferred drydock costs.

NONRECURRING SALES TAX SETTLEMENT
---------------------------------

In June, 1997, the Company settled its sales tax liability with the State of Florida Department of Revenue. See Note 5 to the Financial Statements. The settlement, which includes all audits for the covered period, is approximately $1.9 million. The settlement includes a payment schedule of approximately $21,000 per month for seven years. The settlement provides for no interest for the first 3 years and interest accruing at a rate of 6% per year for the last 4 years. Using the Company's average cost of funds as the discount rate, the Company recorded a one-time charge to income of $1,284,664.

MISSISSIPPI DEVELOPMENT COST
----------------------------

Development soft costs including payroll, office expenses, taxes, allocated interest expense, and other miscellaneous costs were $92,808 in 1997 compared to $88,972 in 1996.


       RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
       ------------------------------------------------------------------

NONRECURRING ITEMS
------------------

During 1997, the Company had several nonrecurring items in net income. These include an option fee received from Hilton, proxy contest costs, a termination fee paid to Casinos Austria, and settlement of the State of Florida sales tax liability. If the foregoing were eliminated from operating results, the Company's 1997 net income before preferred dividends would have been $1,061,271 as compared to 1996 net income before preferred dividends of $638,435, an increase of $422,836 or 66.2%.

PER PASSENGER REVENUE
---------------------

The Company operated 1,692 cruises in 1997, as compared to 1,621 in 1996, an increase of 71 cruises. The Company carried 263,188 passengers in 1997 as compared to 260,592 passengers in 1996, an increase of 2,596 passengers. The Miami port showed a strong increase in passenger counts, offset by a decrease for the west coast ports. Management believes that the decrease in west coast passenger counts was due to the fact that Easter fell in March rather than April, resulting in an earlier return north of winter tourists. Revenue per passenger was $62.30 in 1997 as compared to $57.48 in 1996, an increase of $4.82 per passenger or 8.4%, principally related to an increase in per passenger gaming revenue of 16.6%. The Company carried an average of 156 passengers per cruise in 1997 as compared to 161 in 1996.

TOTAL REVENUES/GAMING REVENUES
------------------------------

The Company earned total revenues of $16,395,578 in 1997 as compared to total revenues of $14,977,843 in 1996, an increase of 9.5%. Gaming revenue was $11,942,918 in 1997 compared to $10,139,196 in 1996, an increase of $1,803,722 or 17.8%. This increase is a result of higher VIP passenger counts and a stronger hold percentage in the casino. Due to the limited gaming time on the vessels, significant fluctuations in the casino hold percentage occur over the short term. Therefore, the casino hold percentage may decline over the remainder of the year.

PASSENGER FARES
---------------

Passenger fares fell from $3,100,246 in 1996 to $2,654,732 in 1997, a decrease of $445,514 or 14.4%. The average passenger fare in 1997 was $10.08 compared to $11.90 in 1996 a decrease of 15.3%. This decrease is attributable to a VIP program resulting in additional complimentary fares to VIP's, and an increase in the number of passengers in Miami Beach, which has the lowest net fares.

FOOD AND BEVERAGE REVENUES
--------------------------

Revenue from food and beverage sales decreased from $1,180,664 in 1996 to $1,034,109 in 1997, a decrease of $146,555 or 12.4%. The decrease is attributable primarily to reduced passenger counts at the west coast ports and an increase in VIP passengers resulting in additional complimentary meals and beverages to VIP's.

CHARTER FEES
------------

Charter fees decreased 44.7%. From November, 1996 through January, 1997, the M/V Stardancer was operated by the Company in Tierra Verde, Florida. The Company ceased operations due to noise pollution problems and began looking for an alternate use for the vessel. In June, the M/V Stardancer was drydocked for its bi-annual coast guard inspection.

On June 12, 1997, the Company entered into a Charter Agreement with an unrelated party to Charter the Stardancer for a six month period beginning July 15, 1997 for a total charter fee of $510,000. The Agreement gives the Charterer the right to charter the vessel for an additional six months and an option to purchase the vessel for $4,000,000 with gaming equipment and $3,500,000 without gaming equipment. The Charterer has exercised the purchase option. See Note 3 to the financial statements and previous discussion under results of operations for the three months ended September 30, 1997.

OTHER REVENUE
-------------

Other revenue increased from $173,665 in 1996 to $551,319 in 1997, an increase of $337,654 or 217.5%. Other income in 1997, includes $400,000 paid by Hilton Gaming Corporation to the Company in return for the exclusive right to negotiate a joint venture agreement with respect to the Company's Diamondhead, Mississippi, property for a 180-day period of time, which time period has expired.

COSTS AND EXPENSES
------------------

VESSEL OPERATING EXPENSES
-------------------------

Vessel operating costs and expenses increased from $9,672,751 in 1996 to $9,798,740 in 1997, an increase of $125,989 or 1.3%. The per cruise vessel operating costs in 1997 is $5,791 compared to $5,967 in 1996, a decrease of $176 per cruise or a 3.0% decrease. This decrease is principally attributable to a reduction in casino operating costs due to the termination of the Casinos Austria consulting fee.
                                       18

ADMINISTRATIVE AND GENERAL AND OTHER OPERATING
----------------------------------------------

Administrative and general costs and expenses increased from $1,519,986 in 1996 to $1,650,884 in 1997, or $130,898 an increase of 8.6%. This increase is principally related to the one-time write-down of certain corporate assets and corporate overhead. Other operating expenses increased from $215,756 in 1996 to $845,759 in 1997 or $630,003, an increase of 292%. This increase is caused primarily by the proxy contest costs and the write-off of the Casinos Austria termination fee. See Note 1 to the financial statements.

ADVERTISING AND PROMOTION
-------------------------

Advertising and promotion increased from $1,191,010 in 1996 to $1,218,343 in 1997, or $27,333 , an increase of 2.3%. This increase is attributable to the Miami port which had a 25% increase in passenger counts over last year.

DEPRECIATION AND AMORTIZATION
-----------------------------

Depreciation and amortization increased from $1,071,587 in 1996 to $1,386,921 in 1997, or $315,334, an increase of 29.4%. This increase results from the addition of new gaming equipment to the vessels during the last half of 1996, increased depreciation on structural and other improvements to the vessels, and from the increase in amortization resulting from 1996 deferred drydock costs.

MISSISSIPPI DEVELOPMENT COSTS
-----------------------------

Development soft costs, including payroll, office expenses, taxes and allocated interest expense, and other miscellaneous cost were $292,642 in 1997 compared to $264,951 in 1996. Legal and engineering costs were $209,544 in 1997 compared to $95,894 in 1996. Total development costs in Mississippi were $502,000.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

In 1997, the Company expects to meet its normal operating costs and expenses from its 1997 cash flow from operations. The Company, however, may be unable to meet any unusual or unanticipated cash requirements should they arise during 1997 except through the sale of common stock or borrowing. No sales of stock have been made in 1997. In January, 1997, the Company received $265,000 in proceeds from a 1996 stock sale. In February, the Company received $400,000 from Hilton. In June, 1997, the Company received $255,000 in prepaid charter fees and deposits on the M/V Stardancer. In the first nine months of 1997, the Company issued 78,460 shares of common stock as payment for preferred stock dividends.

The Company's working capital is approximately $1.2 million at September 30, 1997 as compared to a deficit of $1.1 million at September 30, 1996. Included in current assets is the carrying amount of the M/V Stardancer which is currently under a purchase commitment. However, the buyer may not be able to obtain financing to complete the purchase. See Note 3 to the financial statements. Included in current liabilities is $1.3 million which must be paid to First Union National Bank of Florida from sale proceeds if the sale of the M/V Stardancer closes. Anticipated cash proceeds from the sale, after the payment to First Union National Bank of Florida, are $1.2 million. The buyers must close on or before November 30, 1997.

Investing activities (principally vessel improvements, major vessel repair and maintenance,) required cash of approximately $636,000 in 1997, which was met through operating cash. Investment in the Mississippi property required cash of approximately $147,000.

The Company pays dividends quarterly on its Series S-PIK Preferred Stock. Pursuant to the Series S-PIK Preferred Stock subscription agreement, "At the option of the Company, for a period of three years, dividends on the Preferred Stock [could] be paid by issuing shares of the Company's common stock to the holders of the Preferred Stock". The Company's option to pay quarterly dividends on the Series S-PIK Preferred Stock in common shares expired March 15, 1997. However, the Company is not in a position to pay the dividends due for June 15, and September 15, 1997 in cash. Therefore, the Company has requested that the Series S-PIK Preferred Stock shareholders accept payment of their dividends now due in stock instead of cash. If any Series S-PIK Preferred Stock shareholder declines to accept payment of dividends due in stock, the accrued dividend will be paid in cash in the future.

At September 30, 1997, the Company was not in compliance with its cash flow covenant required under its loan agreement with First Union National Bank of Florida. First Union has waived the covenant requirement through October 30, 1998.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDING'S
            ------------------

            See note 6, Material Contingencies

ITEM 5.     OTHER INFORMATION
            -----------------

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

BAY CASINO, LLC V. ZACHARY CARTER, UNITED STATES ATTORNEY FOR THE EASTERN DISTRICT OF NEW YORK (UNITED STATES DISTRICT COURT FOR THE EASTERN DISTRICT OF NEW YORK) (CASE NO. 97-6069)

The Company is informed, based upon briefs filed in the above-referenced court case, that on or about August 8, 1997, the U.S. Attorney's Office for the Eastern District of New York, notified Bay Casino, LLC, which began operating cruises to nowhere out of Sheepshead Bay, New York, in or about December 1996, that its activities were in violation of federal criminal law and that its ship
                                       20
could not engage in gambling activities consistent with federal law without traveling twelve nautical miles from shore. The U.S. Attorney's office based its conclusion on a provision of the Antiterrorism and Effective Death Penalty Act of 1996 that applied a 1988 Presidential Proclamation extending the territorial sea of the United States to twelve miles for purposes of the federal criminal code. According to the briefs filed in the case, the letter demanded that Bay Casino immediately comply with the U.S. Attorney's reading of the law or the U.S. Attorney would "take such actions as are appropriate under federal law, up to and including seizure of the Company's vessel."

According to the briefs filed in the case, on October 1, 1997, the Department of Justice informed Bay Casino that, although it had no policy objection to day cruises, it would not interfere with the U. S. Attorney's reading of the applicable laws. On October 2, 1997, the U.S. Attorney informed Bay Casino that, to qualify as a "covered voyage" exempt from the prohibition on gambling ships, a vessel must travel twelve nautical miles from shore and that "effective 24 hours from [the] letter, [the U.S. Attorney's] Office intend[ed] to enforce the prohibition."

Bay Casino subsequently complied by traveling twelve miles and filed the above-referenced lawsuit seeking declaratory judgment and other relief. Shortly thereafter, however, Bay Casino ceased operating in New York and moved its vessel to Ft. Myers, Florida where it intends to compete with the Europa Star. As far as the Company is aware, a ruling from the Court relating to the U.S. Attorney's position has not yet been issued. What effect, if any, a ruling from the Court adverse to Bay Casino, LLC, will have on the U.S. Attorney's interpretation of the law in Florida and, subsequently, on Europa's operations, is unknown. However, any attempt by a U.S. Attorney in Florida to impose a similar twelve mile requirement on this Company's vessels, would have an adverse, material and severe impact on the business of this Company, its revenues, expenses and profitability.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      No reports on Form 8-K have been filed during the quarter ended September 30, 1997.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             EUROPA CRUISES CORPORATION


Date:  November 14, 1997                     By:    /s/Lester E. Bullock
                                                --------------------------------
                                                  Lester E. Bullock
                                                  President



                                             By:    /s/Debra Gladstone
                                                --------------------------------
                                                  Debra Gladstone
                                                  Chief Financial Officer