Form 10QSB/A
period 1997-09-30
EUROPA CRUISES CORP
filed 1997-11-20
CIK 844887

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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
                                                                   ------------

                                                                   $ 21,106,369
                                                                   ============

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Nine months Ended September 30,
                                                           1997           1996
                                                           ----           ----


Operating Activities:
  Net (loss) income                                 $  (454,774)    $   638,435
  Adjustments to reconcile net
  income (loss) to net cash used in
  operating activities:
  Nonrecurring sales tax settlement                   1,284,664             -0-
  Depreciation and amortization                       1,386,921       1,071,587
  Release of ESOP shares                                174,375         162,500
  Expenses paid in shares of common stock                 1,313             -0-
  Decrease (increase) in:
    Accounts receivable                                  47,983           3,997
    Prepaid and other assets                            (35,190)        613,347
  Increase (decrease) in:
    Accounts payable and accrued liabilities           (651,572)       (533,272)
    Unearned revenues                                    91,434         (16,233)
                                                    -----------     -----------
Cash provided by operating activities                 1,845,154       1,940,361
                                                    -----------     -----------
Investing activities:
  Purchases of property and equipment                  (626,190)     (1,343,329)
  Development costs for dockside gaming                (147,357)       (105,126)
  Decrease in restricted cash                           400,000             -0-
                                                    -----------     -----------
  Cash (used in) investing activities                  (373,547)    $(1,448,455)
                                                    -----------     -----------

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Nine months Ended September 30,
                                                           1997           1996
                                                           ----           ----


Financing activities:
  Proceeds from issuance of common stock           $   227,447      $ 1,013,923
  Payment of notes and long-term debt               (1,357,155)      (1,312,549)
  Preferred stock dividends                            (45,000)         (47,271)
                                                   -----------      -----------
Cash (used in) financing activities                 (1,174,708)        (345,897)
                                                   -----------      -----------
Net increase (decrease) in cash and cash
equivalents                                            296,899          146,009


Cash and cash equivalents,
beginning of period                                    548,080          552,061
                                                   -----------      -----------
Cash and cash equivalents,
end of period                                      $   844,979      $   698,070
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


                                             EUROPA CRUISES CORPORATION




Date:  November 20, 1997                     By:    /s/Lester E. Bullock
                                                --------------------------------
                                                  Lester E. Bullock
                                                  President


                                             By:    /s/Debra Gladstone
                                                --------------------------------
                                                  Debra Gladstone
                                                  Chief Financial Officer