Form 10KSB
period 1997-12-31
EUROPA CRUISES CORP
filed 1998-04-15
CIK 844887

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended December 31, 1997
                               -----------------

COMMISSION FILE NO: 0-17529
                    -------

                           EUROPA CRUISES CORPORATION
                 ----------------------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $20,847,788.
                                                         -----------

The aggregate market value of the voting stock held by non-affiliates of the Company is $18,695,517 based on the last reported sales price of $.875 per share on April 9, 1998, multiplied by 21,366,305 shares of Common Stock outstanding and held by non-affiliates of the Company on April 9, 1998.

As of the close of business April 9, 1998, there were 27,345,349 shares of the Registrant's Common Stock outstanding (which includes 5,000,000 shares in the Europa Cruises Corporation Employee Stock Ownership Plan).

                                TABLE OF CONTENTS

PART I

          ITEM 1. DESCRIPTION OF BUSINESS . . . . . . . . . . . . . .3

          ITEM 2. PROPERTIES  . . . . . . . . . . . . . . . . . . . 11

          ITEM 3. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . 12

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS . . . . . . . . . . . . . . . . . . . . . 20

PART II

          ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS . . . . . . . . . . . . . . . 20

          ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS. . . . . . . 21

          ITEM 7.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . 26

          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . 26

PART III

          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS. COMPLIANCE WITH SECTION 16(a) OF THE
                   EXCHANGE ACT . . . . . . . . . . . . . . . . . . 26

          ITEM 10. EXECUTIVE COMPENSATION . . . . . . . . . . . . . 30

          ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT . . . . . . . . . . . . . . . . . 32

          ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
                   TRANSACTIONS . . . . . . . . . . . . . . . . . . 34

          ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . 35

                              PART I

ITEM 1. BUSINESS

Europa Cruises Corporation is a Delaware corporation which was founded in 1988. The Company became a publicly held company in 1989. The Company trades on NASDAQ under the symbol "KRUZ." The Company has twelve subsidiaries and conducts its current business through six of them. These are:

1.  CASINO WORLD, INC.
2.  MISSISSIPPI GAMING CORPORATION
3.  EUROPA CRUISES OF FLORIDA 1, INC.
4.  EUROPA CRUISES OF FLORIDA 2, INC.
5.  EUROPASKY CORPORATION
6.  EUROPA STARDANCER CORPORATION

                             I. FLORIDA OPERATIONS

Europa Cruises Corporation is one of the largest day cruise operators in the United States. It currently employs approximately 412 employees and owns and operates four gaming ships, the EuropaSun, the EuropaStar, the EuropaSky, and the M/V Stardancer. The four ships are operated through four of the above-named subsidiaries. The Company operates day and evening gaming cruises out of three ports located in Miami Beach, Ft. Myers Beach, and Madeira Beach, Florida. The fourth boat is time chartered to an unrelated third party. In addition to blackjack, poker, slot machines, craps, and sports betting, the cruises offer fine dining, dancing and entertainment. The Company has approximately 822 gaming positions fleet wide, including 447 slot machines. All gambling is conducted in international waters only. The Company operated 2,236 cruises in 1997 and carried 330,814 passengers in 1997. The Company earned total revenues of $20,847,788 in 1997.

EMPLOYEES

The Company presently employs 412 persons. Of these, 6 are executive and management personnel, 9 are engaged primarily in marketing and sales activities and 14 are engaged in administrative and clerical positions. The remaining employees are ship officers, crew, casino, reservations, food service and other staff employed by the Company who work on the Company's four vessels. None of the Company's employees is a party to a collective bargaining agreement. The Company considers its employee relations to be generally satisfactory.

VESSELS

The EuropaSun and the EuropaStar were built in 1977, are registered in Panama and were renovated in January 1987. Both vessels are approximately 100 gross registered tons in size, 167 feet in length and 38 feet in width. Each vessel has a capacity for 350 passengers. The EuropaSun has 213 gaming positions, including 108 slot machines. The EuropaStar has 256 gaming positions, including 139 slot machines. Each vessel has a dining area, entertainment stage, dance floor, main lounge, bars and a fully equipped galley. The EuropaStar has a gift shop. During 1996, the Company committed approximately 1,000 square feet of additional gaming space to these two vessels. The EuropaSun and the EuropaStar, which are currently registered in Panama, were previously registered in the United States and at that time received Certificates of Inspection from the United States Coast Guard. Both vessels currently hold valid control verifications from the United States Coast Guard.

The EuropaSky, was acquired in 1992, renovated by a U.S. shipyard and placed in operation in November of 1993. The vessel is 498 tons, 160 feet in length and 36 feet in width. The vessel has a capacity for 440 passengers. The EuropaSky has 254 gaming positions, including 130 slot machines. The EuropaSky has two dining areas, including one for VIP's, a gift shop, entertainment stage, dance floor, several lounges, a small conference and television room, and a sun deck with seating for up to 100 persons. The EuropaSky was built to U.S. safety standards in order to receive a United States Coast Guard Certificate of Inspection. The EuropaSky's United States registry was made possible by 1992 legislation that, for the first time, allowed U.S. registered vessels to carry gambling equipment to and from U.S. ports for use in international waters.

The M/V Stardancer was purchased in August 1994 and is a U.S. registry vessel built in 1984. The vessel has a gross registered tonnage of 97 tons, is 150 feet in length, and 36 feet in width, and has a capacity for 499 passengers. The vessel is, generally, time chartered during periods when not being used as the "replacement" vessel in each of the Company's existing operatings ports when the Company's other three vessels are in drydock. The M/V Stardancer has 99 gaming positions including 70 slot machines. The Stardancer has a dining area, several bars, a gift shop, and a sun deck with seating for up to 100 persons.

CRUISE OPERATIONS

Competition in the day cruise industry is fierce. The Company must adjust its passenger fares to remain competitive. The current prices for the Company's cruises range from "FREE" to $35.00 depending on the port, the market, the competition in that market, the day of the week, the time of day, the time of year, and whether or not it is a holiday season. The Company offers various discount passenger rates to groups, charterers of an entire vessel, and others and offers various special fares and complimentary fare programs for its rated casino patrons. The Company offers its vessels for charter cruises if such charters do not interfere with the scheduled cruises offered to the general public. The Company's vessels have been used for convention meetings, continuing education programs, weddings and various other group gatherings. The Company provides bus services and special arrangements for certain groups.

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

WEATHER AND SEASONAL FLUCTUATIONS

The business of the Company suffers as a direct result of inclement weather. Inclement weather has a direct effect on the number of cruises conducted and on passenger counts. In addition, passenger counts are reduced immediately before and immediately after inclement weather conditions. The business of the Company is also subject to seasonal fluctuations. In 1998, the Company has already suffered an inordinate amount of lost cruises due to adverse weather conditions.

SALES AND MARKETING

The Company focuses its sales and marketing efforts in markets concentrated within a one hundred mile radius of its ports. The Company must attract passengers from both the local population and the tourist population to survive the seasonal fluctuations that are known to occur in the Florida tourist industry. The Company focuses its efforts on local markets and on tourists visiting the local markets on vacation. The Company markets its cruises through general advertising, direct mailings, travel agents and the Company's own sales force.

TERMINATION OF GAMING CONCESSION AGREEMENT AND CONSULTING AGREEMENT WITH CASINO AUSTRIA MARITIME CORPORATION

Through October 15, 1994, the casinos on the Company's vessels were operated by Casinos Austria Maritime Corporation ("CAMC") as concessionaire, pursuant to a Gaming Concession Agreement entered into on February 18, 1993. On September 16, 1994, the Company terminated the Gaming Concession

Agreement and entered into a Consulting Agreement with CAMC. Under the Consulting Agreement, the Company managed and operated all casinos on board the Company's vessels and CAMC's role was limited to providing consulting services through December 31, 1997. Under the Consulting Agreement, CAMC received $37,500 per month or 3.5% of gross Gaming Revenue, whichever was greater. CAMC also received $140 per cruise for the services of a Purser on board each vessel. In return for the Consulting Agreement, CAMC waived a termination fee of approximately $1,400,000 that the Company would have otherwise been required to pay for early termination of the Gaming Concession Agreement.

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

On October 13, 1994, the Company entered into an Equipment Lease Agreement with CAMC pursuant to which the Company leased all gaming equipment on the Company's four vessels for a period of forty months at $46,398 per month. The Company has the option to purchase the equipment for the sum of one dollar at the conclusion of the lease. In February, 1997, the Equipment Lease was extended for an additional five months and the lease payment was increased to $49,025.39 to provide for previous lease payments not made. On April 1, 1998, the Equipment Lease was amended so as to reduce the monthly payments of $49,025 to $25,000 per month. The lease is now scheduled to end in May, 1999. The Company intends to exercise its option to purchase the equipment.

STATE REGULATION - FLORIDA

On or about March 6, 1996, Representative King from the Jacksonville, Florida area, introduced a bill in the Florida State House of Representatives to ban all cruises-to-nowhere originating from the State of Florida. This bill was defeated.

In January, 1997, two bills were introduced to place a $1.00 per passenger surcharge on cruises of less than 24 hours and a $5.00 per passenger surcharge on cruises of 24 hours or longer. This surcharge was intended to fund a Trust Fund to be used for statewide beach restoration and management. The Bills were subsequently amended so that the cruise-to-nowhere industry would not be taxed and as such became law.

On or about March 23, 1998, an amendment to a prefiled Bill was introduced which, in part, prohibited the advertisement of any form of gambling in any newspaper, circular, poster, pamphlet, radio, telegraph, telephone or otherwise. The Committee to which the amendment was sent adjourned without taking action on the amendment. There can be no assurance that the amendment will not be reintroduced at a later time.

There can be no assurance that further legislation will not be introduced which could adversely affect the business of the Company or the ability of the Company to continue operating cruises-to-nowhere out of Florida ports.

STATE OF FLORIDA LITIGATION RELATING TO THE FLORIDA DAY CRUISE INDUSTRY

On July 2, 1997, Robert A. Butterworth, the Attorney General for the State of Florida, and Neil Perry, Sheriff of St. Johns County, Florida ("Plaintiffs") filed a Complaint for Injunctive Relief Against the Illegal Possession of Slot Machines and the Continuance of a Public Nuisance against Chances Casino Cruises, Inc. and Mark Morrow, ("Defendants") operators of the Royal Princess, in the Circuit Court of the Seventh Judicial Circuit In and For St. Johns County, Florida (Case No. CIV-97-1088). The Plaintiffs sought a temporary and permanent injunction restraining the Defendants from continuing to possess slot machines in the State of Florida. On July 2, 1997, the Plaintiffs filed a Motion for a Temporary Injunction. The Court heard argument on the Motion for a Temporary Injunction on July 18, 1997. The Florida Day

Cruise Association of Florida, Inc., of which Europa Cruises Corporation is a member, filed a Motion to Appear as Amicus Curiae and a Memorandum in Opposition to the Motion for Temporary Injunction. On July 22, 1997, the Court denied the Plaintiffs' Motion for Temporary Injunction, without prejudice to a final adjudication on the merits. The Court also granted the Defendants' Motion to stay enforcement by Plaintiffs and subordinate agencies through criminal process of the "slot machine" issue raised. On November 26, 1997, as a result of the cessation of the business which was the subject of this suit, the Court entered an Order for Dismissal Without Prejudice granting the Defendants' Motion to Dismiss for Mootness and dismissed all counterclaims without prejudice to Plaintiffs.

There can be no assurance that further litigation will not be instituted in the State of Florida or elsewhere which could adversely affect the business of the Company or the ability of the Company to continue operating cruises-to-nowhere out of Florida ports.

COMPETITION

When the Company began its Florida operations in 1988, there were approximately four other vessels operating gambling day cruises from the State. Today, there are approximately 26 vessels offering such cruises, many of which compete directly with the Company's vessels. Many of the competing firms offer free day cruises. Although the Company's standard prices for its cruises currently range from "Free" to $35.00 per person, the Company may, in the future, be forced to adjust these rates due to competitive pressures. The influx of operators into Florida has also placed a premium on new port locations which makes expansion more difficult. Further, these competitors could reposition their vessels to any area in which the Company's vessels are currently positioned. Any such increase in competition could have an adverse impact on the Company's financial position or results of operations.

In 1996, the Florida legislature enacted a law intended to promote economic development for the Florida para-mutual industry by increasing full card simulcasting and intertrack wagering and permitting low-stakes (the maximum allowable pot is $10.00) card rooms at pari-mutual facilities. The pari-mutuals must choose between operating card rooms or carrying simulcasts on the days they operate. Card rooms are operating in Miami and Tampa where the Company operates vessels.

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

FUTURE FLORIDA PORTS

The Company has no present intent to open any additional ports in Florida. The Company would consider joint venture or other arrangements or opportunities to expand it's day cruise operations in Florida. However, the Company does not presently have sufficient funds with which to do so by itself. In the event the Company elected to expand it's ship-based operations in Florida, in selecting a new site for expansion, it would consider the following factors: site accessibility, a suitable population base, an established vacation market, docking facilities, water depth, availability of U.S. Customs clearance, an ability to comply with state and local laws, favorable year-round weather and sea conditions, close proximity to international waters, and limited competition. Due to the expenses associated with the repositioning of a vessel from one port to another, the Company tries to position its vessels in markets that can support a vessel at a profitable level year round.

NEW YORK

The Company has no operations in New York, but would like to enter the New York Market. The Company has been approached by several parties with respect to opening a cruise-to-nowhere operation in New York. However, the Company does not presently have sufficient funds with which to enter the New York market and, unless the Company can negotiate a joint venture agreement with a partner which has sufficient funds to open and maintain a port in New York, the Company cannot do so. The New York market is substantial and, even assuming competition, the Company believes it is sufficient to support multiple gaming vessels. Moreover, the per capita drop per New Yorker is expected to be heavier than that in Florida inasmuch as Florida has a significant retirement-based, fixed-income population. Therefore, the Company will continue to explore any opportunity it may get to enter the New York market.


                                 II. MISSISSIPPI

Europa Cruises Corporation owns, through Mississippi Gaming Corporation, (hereafter "MGC") (or has options to purchase for ten dollars), a total of
404.5 acres of unimproved land in Diamondhead, on the Bay St. Louis, in Hancock County, Mississippi. The Company intends to construct a destination casino resort and hotel at the 404 acre site. The site, which is located immediately off Interstate 10, is adjacent to a site on which Circus Circus Enterprises, Inc., also intends to develop a destination casino resort and hotel. The Company's destination resort is expected to include a luxury hotel and spa, a sports and entertainment center, approximately 120,000 square feet of casino space, a state-of-the-art recreational vehicle park, a business conference center and an executive golf course. The site was appraised as of March 26, 1996, at $8,000,000 by J. Daniel Schroeder Appraisal Company. The appraisal was predicated on the site being zoned as a legally permissible water-based casino site. Europa Cruises Corporation is also the sole shareholder of Casino World, Inc. (hereafter "CWI"). The Company maintains an office in Mississippi for Casino World, Inc., but has no current operations in Mississippi.

On January 31, 1997, the Company entered into an agreement with Hilton Gaming Corporation (hereafter "Hilton"), the world's largest gaming company, which gave Hilton the exclusive right to negotiate a joint venture agreement with Europa for a 180 day period of time with respect to the development of Europa's Diamondhead, Mississippi property. In exchange for the exclusive right to negotiate, Hilton paid Europa a nonrefundable fee of $400,000. The exclusive option period expired on or about July 31, 1997 and Hilton has taken no further action.

INVESTMENT BANKER/ADVISOR

On April 2, 1998, the Company signed an Agreement with McDonald & Company Securities, Inc. ("McDonald"), retaining McDonald as the Company's exclusive investment banker and advisor. McDonald will spearhead Europa's efforts to engage a joint venture partner and/or to obtain the necessary financing required to develop a casino resort on the Company's 404 acre tract located on the Bay of St. Louis in Diamondhead, Mississippi. Under the Agreement signed with McDonald, which is for a term of six months, the Company is required to pay no up-front fees or monthly fees or expenses. The Agreement is contingency-fee based and all fees are contingent on the consummation of a Transaction. For so long as the Agreement remains in effect, McDonald will also act as a market maker for Europa Cruises Corporation.

MISSISSIPPI PERMITS/APPROVALS
(See also Item 3. Legal Proceedings.)

A.  MISSISSIPPI GAMING COMMISSION

On June 15, 1995, the Mississippi Gaming Commission granted site approval for the Diamondhead casino resort plan.

B.  MISSISSIPPI COMMISSION ON MARINE RESOURCES

On July 16, 1996., the Mississippi Commission on Marine Resources granted approval to Casino World, Inc. and the Hancock County Port and Harbor Commission for a change in the Coastal use Plan and an associated Permit to develop the Mississippi Gaming Commission approved site plan. On September 18, 1996, several associations opposed to the change and the Permit filed an appeal to the Chancery Court of Hancock County, Mississippi. On October 16, 1996, Casino World, Inc. and the Hancock County Port and Harbor Commission filed a Joint Motion to Dismiss for Untimely Appeal in which they alleged that the appellants had failed to file their Notice of Appeal and Complaint within the proper time period. The Joint Motion to Dismiss was granted on December 31, 1996. On January 15, 1997, the dismissed parties appealed the decision of the Chancery Court to the Supreme Court of Mississippi. Oral argument is set for May 12, 1998.

C.  MISSISSIPPI DEPARTMENT/COMMISSION ON ENVIRONMENTAL QUALITY

On January 22, 1997, the Mississippi Department of Environmental Quality issued a Construction Storm Water General (National Pollution Discharge Elimination System (NPDES) Permit to Casino World. Inc. On January 9, 1997, the Mississippi Commission on Environmental Quality ("MCEQ") approved the issuance of the Water Quality Certification granted by the Mississippi Department of Environmental Quality, Office of Pollution Control, to Casino World, Inc. and Hancock County Port and Harbor Commission. Certain associations opposed to the granting of this Certification requested an evidentiary hearing which was held in April, 1997. On June 26, 1997, the MCEQ issued an Order affirming the Water Quality Certification issued to Casino World, Inc. on January 9, 1997, as modified and clarified on May 22, 1997. The same associations appealed the decision to the Chancery Court of Hancock County, Mississippi. On February 27, 1998, the Chancery Court filed a Memorandum Opinion and Order denying the appeal and entering judgment in favor of the Appellees, including Casino World, Inc. No appeal from the decision of the lower court was filed. The time period for appealing has expired.

D.  U.S. ARMY CORPS OF ENGINEERS

On March 26, 1998, the U.S. Army Corps of Engineers issued a Permit to the Hancock County Port and Harbor Commission, which was then immediately transferred to Casino World, Inc. and Mississippi Gaming Corporation, to, among other things, construct a casino mooring facility in the Bay of St. Louis, at the Company's Diamondhead, Mississippi site. The time limit for completing the work authorized under the Permit is March 26, 2001. Unless there are circumstances requiring either a prompt completion of the authorized activity or a reevaluation of the public interest decision, the Corps, as stated in the Permit, will normally give favorable consideration to a request for an extension of this time limit.

On March 26, 1998, after receiving its Permit and in anticipation of being sued by the groups opposed to casino development or to the Diamondhead casino project, Casino World, Inc. and Mississippi Gaming Corporation filed suit against certain parties to, inter alia, declare the Permit issued by the U.S. Army Corps of Engineers on March 26, 1998, to be valid under Section 10 of the Rivers and Harbors Act and to enjoin the defendant groups from delaying, interfering or infringing on protected rights the Companies have under the Permit.

E.  HANCOCK COUNTY BOARD OF SUPERVISORS

On January 16, 1997, the Hancock County Board of Supervisors adopted a county-wide zoning plan. The Company's 404-acre site was zoned as a Special Use District Waterfront Gaming District. The zoning designation comports with the Diamondhead Casino Resort site plan approved by the Mississippi Gaming Commission, the Mississippi Commission on Marine Resources, the Hancock County Planning Commission and the Hancock County Board of Supervisors.

Any modification of the approved site plan may require resubmission to and reapproval by the Mississippi Gaming Commission, the Mississippi Department of Marine Resources, the Mississippi Department of Environmental Quality and/or the U.S. Army Corps of Engineers. Therefore, the conditions of these permits are material and must be factored into any negotiation with any potential joint venture partner. The foregoing permits and approvals remain subject to the outcome of certain litigation and the actions of environmental groups and various federal, state and local governments and agencies, including the foregoing.

MISSISSIPPI LICENSES

The ownership and operation of a gaming business in Mississippi is subject to extensive laws and regulations, including the Mississippi Gaming Control Act (the "Mississippi Act") and the regulations (the "Mississippi Regulations") promulgated thereunder by the Mississippi Gaming Commission which is empowered to oversee and enforce the Mississippi Act. Gaming in Mississippi can be legally conducted only on vessels of a certain minimum size in navigable waters of the Mississippi River or in waters of the State of Mississippi (so called dockside gaming) which lie adjacent and to the south (principally in the Gulf of Mexico) of the Counties of Hancock, Harrison and Jackson, and only in counties in Mississippi in which the registered voters have not voted to prohibit such activities.

Neither the Company nor any of its subsidiaries has a license to operate a casino in Mississippi or in any other jurisdiction. The Mississippi Act requires that a person (including any corporation or other entity) must be licensed by Mississippi to conduct gaming activities in Mississippi. A license will be issued only for a specified location that has been approved as a gaming site by the Mississippi Commission prior to issuing a license. The Mississippi Act also requires that each officer or director of a gaming licensee, or other person who exercises a material degree of control over the licensee, must be found suitable by the Mississippi Gaming Commission. Any person who, directly or indirectly, or in association with others, acquires beneficial ownership of more than 5% of the common stock of any gaming enterprise must notify the Mississippi Gaming Commission of this acquisition and must be found suitable by the Mississippi Gaming Commission. The finding of suitability is comparable to licensing and both require submission of detailed personal financial information followed by a thorough investigation. In addition, the Mississippi Gaming Commission will not issue a license unless it is satisfied that the licensee is adequately financed or has a reasonable plan to finance its proposed operations from acceptable sources.

Ms. Vitale, President and Chairman of the Board of Europa Cruises Corporation and President and a Director of Casino World, Inc. and Mississippi Gaming Corporation, was issued a key person license by the Colorado Gaming Commission during 1994. Neither Casino World, Inc. or Mississippi Gaming Corporation presently intend to seek a gaming license in Colorado and a Colorado license is ineffective in Mississippi. During 1996, Ms. Vitale's key person license in Colorado expired and was not renewed.

On June 19, 1994, Casino World, Inc. and Mississippi Gaming Corporation (MGC) entered into a Management Agreement with Casinos Austria Maritime Corporation
(CAMC). Subject to certain conditions, under the Management Agreement, CAMC will operate, on an exclusive basis, all of the proposed dockside gaming casinos in the State of Mississippi. If the Company enters into a joint venture arrangement pursuant to which the joint venture partner acquires a controlling interest, the agreement with CAMC will terminate. The Management Agreement is for a term of five (5) years and provides for the payment of an operational term management fee of 1.2% of all gross gaming revenues between zero and one hundred million dollars ($100,000,000); plus 0.75% of gross gaming revenue between $100,000,000 and $140,000,000; plus 0.5% of gross gaming revenue above $140,000,000; plus two percent of the net gaming revenue between zero and twenty-five million dollars ($25,000,000); plus three percent of the net gaming revenue above twenty-five million dollars ($25,000,000).

The political and regulatory environment in which the Company is and will be operated with respect to gaming activities, is uncertain, dynamic and subject to rapid change. Existing operators often support legislation and litigation designed to make it more difficult or impossible for competition to develop and operate gaming facilities. This environment makes it impossible to predict the effects, including costs, that the adoption of and changes in gaming laws, rules and regulations and/or competition will have on proposed gaming operations.

Except for historical information contained herein, the matters discussed in this Item 1, in particular, statements that use the words "believes," "expects," "intends," or "anticipates," are intended to identify forward looking statements that are subject to risks and uncertainties including, but not limited to, inclement weather, mechanical failures, increased competition, financing, governmental action, environmental opposition, legal actions, and other unforeseen factors. The development of the Diamondhead, Mississippi project, in particular, is subject to additional risks and uncertainties, including, but not limited to, risks relating to permitting, financing, the activities of environmental groups, the outcome of litigation and the actions of federal, state, or local governments or agencies.

ITEM 2.  PROPERTIES

OFFICES/OPERATING PORTS

The Company owns an office condominium which it uses at 150 - 153rd Ave., Suite 202, in Madeira Beach, Florida. The condominium is adjacent to office space leased by the Company. The Company paid approximately $104,000 for the condominium.

The Company leases office space at the following locations:

FLORIDA:

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

The Company leases dockage space at the following locations:

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

MISSISSIPPI:

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

On June 19, 1993, MGC entered into an option agreement to purchase approximately 100 acres included within, but separated, from the total 404 acres of property which is the site. This option expires in June 2003.

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

On February 1, 1996, MGC entered into a lease with the Hancock County Port and Harbor Commission to lease 10.15 acres of tidelands (bottomlands) and .1 acre of uplands. The bottomlands lease covers the area where the casino barges and the pier between the hotel and the casinos will be moored. The term of the lease is for five (5) years beginning 30 days after construction on the project commences. There are four five (5) year option renewal periods. The cost of the lease is $2,250,000 for the first five years of which $25,000 was paid on signing, and of which $95,000 is payable upon commencement of construction. Both payments are to be applied toward the lease payments which are $10,000 per month during construction. The remainder of the $2,250,000 will be amortized over the remainder of the lease after operation of the casino commences. Renewal options will be at a fair market value as defined under Mississippi Code Ann. Section 29-1-107(2)(b)(Supp. 1994) or as amended by subsequent legislation and adopted and published rules of the Secretary of State for the administration, control and leasing of public trust tidelands, as amended and revised. The lease is contingent on the project receiving all necessary approvals for construction and compliance with the Memorandum of Understanding which transferred management and control of the subject tidelands from the Mississippi Secretary of State to the Hancock County Port and Harbor Commission. This memorandum required the Hancock County Port and Harbor Commission to enter into a tenant lease for the tidelands within one year of signing of the transfer, November 19, 1995, and commencement of casino operations within three years of signing of the transfer.

On March 24, 1998, MGC entered into a supplemental Agreement with the Hancock County Port and Harbor Commission, which required the Company, inter alia, to indemnify and hold the Hancock County Port and Harbor Commission harmless from certain damages, claims and suits; to refrain from violating environmental laws; to provide certain liability insurance; and to name the Hancock County Port and Harbor Commission as a co-insured under certain circumstances.

ITEM 3.  LEGAL PROCEEDINGS.

FLORIDA DEPARTMENT OF REVENUE TAX AUDIT

SETTLED
On November 28, 1994, the Florida Department of Revenue issued a Notice of Intent to make Sales and Use Tax Audit Changes to the Company for the period February 1, 1989 through June 30, 1994. The total proposed assessment, including estimated penalties and interest, through June 15, 1997, totaled approximately $7.4 million.

In June, 1997, the Company settled this liability by entering into Closing Agreements with the Florida Department of Revenue. The settlement, which includes all audits for the covered period, is approximately $1.8 million including imputed interest of approximately $500,000. The settlement includes a payment schedule of approximately $21,000 per month for seven years. The settlement provides for no interest for the first 3 years and interest accruing at a rate of 6% per year for the last 4 years.

GALVESTON INDEPENDENT SCHOOL DISTRICT, ET AL. V. EUROPA CRUISE LINES OF TEXAS, INC. ET AL. (In the District Court of Galveston County, Texas (Case No. 95TX0051)

On or about January 31, 1995, the Galveston Independent School District filed a Petition in the District Court of Galveston County, Texas for ad valorem taxes allegedly due for the year 1990 in the principal amount of $211,470 and for interest and penalties in the amount of $177,634. The Company maintains that it is not liable for this alleged tax. The Company believes the tax is a tangible property tax which cannot be levied on a foreign flag vessel.

                            GAMING-RELATED LITIGATION

WILLIAM POULOS, ET AL. V. AMBASSADOR CRUISE LINES, INC., ET AL. (United States District Court, District of Nevada) (Case No. CV-S-95-936-LDG (RLH))

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

On September 13, 1995, the United States District Court for the Middle District of Florida, Orlando Division, transferred the case pending in that Court against Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc. and other defendants to the United States District Court for the District of Nevada, Southern Division. Accordingly, the case against Europa and the other defendants in the cruise ship industry will be litigated and perhaps tried together with those cases now pending against the land-based casino operators and the manufacturers, assemblers and distributors of gaming equipment previously sued in federal court in Nevada. Management believes the Nevada forum provides a more favorable forum in which to litigate the issues raised in the Complaint. The Company is sharing the cost of litigation in this matter with other defendants. On November 3, 1997, the Court heard various motions in the case, including a Motion to Dismiss filed by the cruise ship defendants. The motion was denied.

ROBERT M. BAER, ET AL V. AMBASSADOR CRUISE LINES, INC. ET AL. (In the Circuit Court of the Seventeenth Judicial Circuit In and For Broward County, Florida) Case No. 96-6177 (21)

CASE DISMISSED WITHOUT PREJUDICE
On May 7, 1995, Robert M. Baer, on Behalf of Himself and All Others Similarly Situated, filed a class action lawsuit against approximately thirty-eight defendants, including Europa Cruises of Florida I and Europa Cruises of Florida II in the Circuit Court of the Seventeenth Judicial Circuit In and For Broward County, Florida. (Case No. 96-6177 (21) Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc. were served with the Complaint on or about July 11, 1996. The suit was filed against the manufacturers, distributors and promoters of video poker and electronic slot machines and the owners, operators and promoters of cruise ship casinos which utilized casino video poker machines and electronic slot machines. The plaintiff alleged fraud in connection with the labeling, design, promotion and operation of casino video poker machines and electronic slot machines, violation of the Florida Racketeer Influenced and Corrupt Organizations Act ("RICO"), common law fraud and deceit, unjust enrichment, and negligent misrepresentation. The plaintiff contended that the defendant owners, operators and promoters of cruise ship casinos, along with the manufacturers, distributors, and promoters of video poker machines and electronic slot machines, have engaged in a course of fraudulent and misleading conduct intended to induce people to play their machines based on a false understanding that the machines operate in a random fashion and are unpredictable. The plaintiff alleged that these machines actually follow fixed, preordained sequences that are not random, but rather are both predictable and subject to manipulation by defendants and others. The plaintiff sought damages in excess of one billion dollars, including treble their general and special compensatory damages, punitive damages, consequential and incidental damages, interest, costs, attorneys' fees and a preliminary and permanent injunction requiring defendants to accurately and properly describe their video poker machines and electronic slot machines. The Company shared the cost of this litigation with certain other defendants who retained the same law firm to represent them.

On March 6, 1998, the Plaintiffs filed a Notice of Voluntary Dismissal Without Prejudice.

                                OTHER LITIGATION

SEA LANE BAHAMAS LIMITED V. EUROPA CRUISES CORPORATION (United States District Court for the Southern District of Florida)(Case No. 94-10004)

In February, 1994, following attachment of one of the Company's vessels by Sea Lane Bahamas Limited, the Company entered into a partial settlement agreement with Sea Lane with respect to the Company's obligations under a Bareboat Charter Agreement. With respect to unpaid charterhire, the Company paid the sum of $250,000 to Sea Lane plus an additional $386,000 in monthly payments of $30,000 per month plus interest at the rate of six percent (6%) per annum fully paid as of December 31, 1995. However, the Company's liability, if any, for damages arising out of the condition of the EuropaJet upon its redelivery to Sea Lane remains in dispute. The Settlement Agreement provided that if the Company and Sea Lane were unable to settle this dispute with respect to the condition of the EuropaJet when it was redelivered to Sea Lane, the amount of the Company's remaining obligation to Sea Lane would be determined in binding arbitration. Sea Lane contends that substantial expenses, in excess of one million dollars, were incurred to make repairs for which Europa is responsible. On or about April 10, 1995, the United States District Court entered an Order granting Sea Lane's Petition to Compel Arbitration. Arbitrators have been selected, discovery has been taken and the matter is expected to proceed to arbitration in the near future. The parties are engaged in settlement discussions. The Company has accrued approximately $400,000 in connection with this litigation.

LONNIE AVANT, ET AL. V. EUROPA CRUISES CORPORATION (In the United States District Court for the Middle District of Florida (Case No. 96-217-CIV-FTM-24D)

CASE SETTLED AND DISMISSED

On June 13, 1996, Lonnie Avant, on behalf of herself and all others similarly situated, filed a class action lawsuit against Europa Cruises Corporation, d/b/a Europa Seakruz, Lester Bullock and John Does 1-10 (Europa's other directors, officers and managers) in the United States District Court for the Middle District of Florida, Fort Myers Division, case No. 96-217-CIV-FTM-24D). The Company was served with the Complaint on or about June 19, 1996. The suit was filed against the Company and its directors, officers and managers. The Plaintiff alleged that the Company and its directors, officers and managers intentionally charged fictitious "port charges" and thereby overcharged numerous customers and that this practice violated the federal Racketeer Influenced and Corrupt Organizations Act (RICO). The plaintiff sought treble damages, attorneys fees, litigation expenses, costs and restitution. This was one of a number of class action lawsuits relating to "port charges" filed against cruise ship companies. The Company denied the allegations. On August 13, 1996, the Plaintiff filed a Motion for Class Certification and for Evidentiary Hearing Relating Thereto seeking to certify a class consisting of all passengers who were assessed and paid a port charge from June 14, 1992 to June 13, 1996. On April 28, 1997, a hearing was held on Plaintiff's Motion for Class Certification. On May 8, 1997 the Court entered an Order denying Plaintiff's Motion for Class Certification. On or about September 18, 1997, the parties entered into a Settlement Agreement and General Release. Under the terms of the Agreement, the Company paid Five Thousand Dollars ($5,000.00) in full settlement of the matter. On October 1, 1997, the Court entered an Order dismissing this case with prejudice.

TURNER V. EUROPA CRUISES CORPORATION, ET AL. (In the Chancery Court of the State of Delaware In and For New Castle County (Civil Action No. 14482)

CASE SETTLED AND DISMISSED.
On or about August 15, 1995, Stephen M. Turner, former Chairman of the Board of Europa Cruises Corporation, filed suit in the Chancery Court of the State of Delaware in and for New Castle County, against Europa Cruises Corporation and its then-three Directors, Deborah A. Vitale, Ernst Walter and Lester Bullock. On or about September 1, 1995, Mr. Turner withdrew his claims against the individual Directors. Mr. Turner was seeking a declaratory judgment from the Court declaring him to be a member of the Board of Directors of Europa Cruises Corporation. The Board of Directors maintained that Mr. Turner unequivocally resigned on March 20, 1995 in the presence of four witnesses and that his actions immediately following his resignation confirmed same. The Board of Directors maintained that Mr. Turner's attempt to unilaterally resurrect himself as a Director of the Company after having resigned was of no force and effect. Depositions were taken on or about September 26, 1995. Trial in the matter was scheduled for October 3, 1995. However, the parties agreed to a settlement under the terms of which Mr. Turner would receive $17, 500. Settlement documents were signed on January 19, 1997. These contained a written confirmation of the resignation of Mr. Turner from the Company and its subsidiaries effective March 20, 1995. A Stipulation of Dismissal was filed on February 18, 1997.

IN RE BURTON SECURITIES, S.A., DEBTOR/HARRELL Z. BROWNING, LIQUIDATING TRUSTEE OF BURTON SECURITIES, S.A. V. EUROPA CRUISES CORPORATION (In the United States Bankruptcy Court for the Southern District of Texas, Corpus Christi Division (Case No. 94-2199-C).

CASE DECIDED
On June 17, 1994, Harrell Z. Browning, Liquidating Trustee under the Chapter 11 plan of Burton Securities, S.A., Debtor, entered into a Memorandum of Agreement with Europa Cruises Corporation providing for the purchase by Europa of the Panamanian-flag vessel M/V LE MISTRAL. Paragraph 4 of the Agreement gave Europa the right to terminate the Agreement in the event closing did not occur within sixty days from the date of the Agreement in which event, Europa would be entitled to receive a refund of its full escrow deposit in the amount of $85,000. The Trustee was notified on August 15, 1994, that Europa had determined to exercise its right to terminate the Agreement. Europa attempted to obtain the return of its deposit from the Trustee who refused to return same. On December 15, 1994, the Trustee filed an action against Europa for breach of contract seeking damages in excess of $750,000. The case was tried on June 13 and 14, 1996. The Court entered an Order in favor of the Trustee which allowed the Trustee to keep Europa's deposit and for attorneys fees and costs in the amount of $31,683.59. The $31,683.59 was paid, by agreement, by the insurance carrier for the lawyer who represented Europa in the litigation.

DANA V. CATALANO V. EUROPA CRUISES CORPORATION (In the Chancery Court of the State of Delaware, New Castle County, Civil Action No. 15455)

CASE RESOLVED
On January 8, 1997, Dana V. Catalano filed an action against the Company in the Court of Chancery of the State of Delaware, New Castle County, Civil Action No. 15455 seeking an order pursuant to 8 Del. C. S211(c) scheduling an annual meeting for the election of Directors of the Company. The Board had previously voted on December 11, 1996, to hold the next annual meeting at which an election of directors would take place on June 4, 1997. The Company advanced the date of the annual meeting to April 18, 1997 and set the record date as March 14, 1997. A Stipulation and Order was entered to that effect.


                         MISSISSIPPI-RELATED LITIGATION

BAY ST. LOUIS COMMUNITY ASSOCIATION, PRESERVE DIAMONDHEAD QUALITY, INC., GULF ISLANDS CONSERVANCY, INC. AND CONCERNED CITIZENS TO PROTECT THE ISLES AND POINT, INC. V. THE COMMISSION ON MARINE RESOURCES, HANCOCK COUNTY PORT AND HARBOR COMMISSION AND CASINO WORLD, INC.(Chancery Court of Hancock County, Mississippi)(Case No. 960707)

CASINO WORLD, INC. PREVAILED IN LOWER COURT
CASE ON APPEAL TO SUPREME COURT OF MISSISSIPPI
On September 18, 1996, Bay St. Louis Community Association, Preserve Diamondhead Quality, Inc., Gulf Islands Conservancy, Inc. and Concerned Citizens to Protect the Isles and Point, Inc. filed a Notice of Appeal and Complaint against the Commission on Marine Resources, Hancock County Port and Harbor Commission and Casino World, Inc., in the Chancery Court of Hancock County, Mississippi (Case No. 960707), appealing the administrative decision of the Commission on Marine Resources in granting Permit No. DMR-M 9612281-W and COE No. MS96-01566-U. On October 17, 1996, the Mississippi Commission on Marine Resources filed a Response to Notice of Appeal and Answer in which it maintained, in pertinent part, that it had complied with all procedural requirements relevant to grants of permits and use adjustments at issue, that its decision to grant the permit and use adjustment was grounded upon legally sufficient evidentiary grounds and that there was no proper ground at law warranting reversal of its decision. On October 16, 1996, Casino World, Inc. and the Hancock County Port and Harbor Commission filed a Joint Motion to Dismiss for Untimely Appeal in which they alleged that the appellants had failed to file their Notice of Appeal and Complaint within the proper time period. The Joint Motion to Dismiss was granted on December 31, 1996.

On January 15, 1997, the Bay St. Louis Community Association, Preserve Diamondhead Quality, Inc., Gulf Islands Conservancy, Inc. and Concerned Citizens to Protect the Isles and Point, Inc. filed a Notice of Appeal appealing the decision of the Chancery Court to the Supreme Court of Mississippi. All appellate briefs have been filed in the case. Oral argument is set for May 12, 1998.

BAY ST. LOUIS COMMUNITY ASSOCIATION, INC., PROTECT DIAMONDHEAD QUALITY, INC., CONCERNED CITIZENS TO PROTECT THE POINT AND ISLES, INC. AND GULF ISLANDS CONSERVANCY, INC. V. THE COMMISSION ON ENVIRONMENTAL QUALITY, HANCOCK COUNTY PORT AND HARBOR AUTHORITY, AND CASINO WORLD, INC. (Chancery Court of Hancock County, Mississippi)(Case No. 97-0386)

CASE DECIDED
On June 6, 1997, Bay St. Louis Community Association, Inc., Protect Diamondhead Quality, Inc., Concerned Citizens to Protect the Point and Isles and Gulf Islands Conservancy, Inc. filed a Notice of Appeal against the Commission on Environmental Quality, Hancock County Port and Harbor Authority, and Casino World, Inc., in the Chancery Court of Hancock County, Mississippi (Case No. 97-0386) appealing that Order of the Mississippi Commission on Environmental Quality dated June 26, 1997, affirming the water quality certification issued to Casino World, Inc. on January 9, 1997, as modified and clarified on May 22, 1997. On July 11, 1997, Appellants filed an Amended Notice of Appeal. On or about August 19, 1997, the Administrative Record in the case was filed with the Court. All briefs were filed in the case on or before October 31, 1997. On February 27, 1998, the Chancery Court filed a Memorandum Opinion and Order denying the appeal and entering judgment in favor of the Appellees, including Casino World, Inc. No appeal from the decision of the lower court was filed. The time period for appealing has expired.

CASINO WORLD, INC. AND MISSISSIPPI GAMING CORPORATION V. GULF ISLANDS CONSERVANCY, INC.; CONCERNED CITIZENS TO PROTECT THE ISLES AND POINT, INC.; PRESERVE DIAMONDHEAD'S QUALITY, INC.; BAY ST. LOUIS COMMUNITY ASSOCIATION; AND THE SIERRA CLUB, INCORPORATED AND UNITED STATES ARMY CORPS OF ENGINEERS AND UNITED STATES OF AMERICA (In the United States District Court of the Southern District of Mississippi (Biloxi Division (Case No. 1:98CV147BrR).

On March 26, 1998, Casino World, Inc. and Mississippi Gaming Corporation filed suit against the above-named parties, inter alia, to declare a Permit issued by the U.S. Army Corps of Engineers to the Hancock County Port and Harbor Commission on March 26, 1998, which was transferred to Casino World, Inc. and Mississippi Gaming Corporation, to be valid under Section 10 of the Rivers and Harbors Act and to enjoin the defendants from delaying, interfering or infringing on protected rights the Plaintiffs have under the Permit.

FRIENDS OF THE EARTH, INC. AND GULF ISLANDS CONSERVANCY, INC. V. UNITED STATES ARMY CORPS OF ENGINEERS (In the United States District Court for the District of Columbia) (Case No. 1:98CV00801)

On March 27, 1998, Friends of the Earth, Inc. and Gulf Islands Conservancy, Inc. filed a Complaint for Declaratory and Injunctive Relief against the United States Army Corps of Engineers to, inter alia, declare the Corps' approval of the Casino World, Inc. Permit without prior preparation of an environmental impact statement, to be arbitrary, capricious, an abuse of discretion and in violation of the National Environmental Policy Act, applicable Council on Environmental Quality regulations and applicable U.S. Army Corps of Engineers regulations and to enjoin the U.S. Army Corps of Engineers from permitting Casino World, Inc. or its successors-in-interest and all other casino developers from proceeding with future development of any dockside gambling facilities or related infrastructure in certain areas, including the Company's site on the Bay of St. Louis, in Mississippi, until the Corps prepares an environmental impact statement. No Answer has been filed to date.

                           LIBERIS-RELATED LITIGATION

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

The case was tried from May 22, 1995 to May 25, 1995. On February 8, 1996, the trial Court entered a Memorandum Opinion in which it ruled, in pertinent part, that Liberis, who had filed suit to enforce an alleged stock option agreement to purchase 1,417,500 shares of stock at $.15625 per share, "ha[d] no right to enforce the alleged stock option agreement." The decision further required Liberis to return 250,000 shares of common stock to the Company. On October 9, 1996, the trial Court entered an Order and Judgment. On November 7, 1996, Liberis filed a Notice of Appeal from the Final Order to the Supreme Court of Delaware.

Oral argument was heard in the Supreme Court of Delaware on or about July 22, 1997. On July 24, 1997, the Delaware Supreme Court issued an Order remanding the case to the trial court for further supplemental findings in explanation of its decision of February 8, 1996 and its Order and Judgment of October 9, 1996. On September 2, 1997, the trial court filed a Supplemental Opinion. On September 10, 1997, the Supreme Court issued an Order requesting additional supplemental briefs from the parties. On November 10, 1997, the Supreme Court issued an Order affirming the judgment of the lower court.

LIBERIS V. EUROPA CRUISES CORPORATION (In the Court of Chancery of the State of Delaware In and For New Castle County) (Civil Action No. 14889)

CASE DISMISSED
On March 12, 1996, Charles S. Liberis filed a Complaint Under 8 Delaware Code
Section 220, to inspect and/or copy the Company's shareholders' list and other materials, books and records of the Company and for attorneys fees incident to the action. On April 8, 1996, the Company filed an Answer denying that Mr. Liberis was entitled to inspect and/or copy the Company's shareholders' list and/or other materials, books and records of the Company. The Company maintained that Mr. Liberis was not entitled to the inspection sought inasmuch as he was not a shareholder of record, as required under the statute, at the time the request to inspect was made. Mr. Liberis agreed to dismiss the case. A Stipulation and Order of Dismissal was signed on March 24, 1998.

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

CHARLES S. LIBERIS, AS TRUSTEE OF THE CHARLES S. LIBERIS, P.A., PROFIT SHARING PLAN V. EUROPA CRUISES CORPORATION (In the Circuit Court in and for Escambia County, Florida) (Case No. 93-1187-CA-01-J)

CASE DISMISSED
In or about March, 1993, Charles S. Liberis, as Trustee of the Charles S. Liberis, P.A. Profit Sharing Plan, filed suit against Europa for amounts allegedly due from Europa in connection with a promissory note Liberis received from Europa in conjunction with a purported December 1990 transfer to Europa of Liberis' interest in Sea Lane. The Complaint alleged that a principal balance of approximately $141,000.00 was owed on the note. On or about April 9, 1996, the parties filed a Stipulation of Dismissal dismissing this case without prejudice on grounds that the action was moot.

EUROPA CRUISES CORPORATION V. LIBERIS, et al. (In the United States District Court for the Northern District of Florida (Case No. 93-30158)

CASE DISMISSED
On or about May 11, 1993, the Company filed an action in the United States District Court for the Northern District of Florida against Charles S. Liberis and one of the Company's former Chief Financial Officers, seeking compensatory and punitive damages. The Company and the former Chief Financial Officer involved have settled this and other disputes between them. The Company was seeking damages from Liberis for substantially the same events and transactions alleged in Europa's counterclaim in Delaware Case No. 13103. Liberis also filed a counterclaim requesting the same relief sought in Delaware Case No. 13103. Most of Europa's claims against Liberis and all of Liberis' pending claims against Europa in this case were the subject of Delaware Case No. 13103. Europa also made a claim for securities fraud against Liberis in this Florida case which was not made in the Delaware case. On or about April 9, 1996, the parties filed a Stipulation of Dismissal of all claims and counterclaims as moot.

LIBERIS V. STEVE TURNER, DEBORAH A. VITALE, WILLIAM A. HEROLD, ERNST G. WALTER, SHARON E. PETTY, CHARLES H. REDDIEN, VICTOR B. GERSH, SERCO INTERNATIONAL LIMITED, CASINOS AUSTRIA MARITIME CORPORATION (CAMC), AUSTROINVEST INTERNATIONAL LIMITED, PETER MUELLER AND EUROPA CRUISES CORPORATION (Circuit Court in and for Pinellas County, Florida)(Civil Action No. 93-001626-CI-008)

CASE PENDING
On or about May 5, 1993, Liberis filed suit in the Circuit Court in and for Pinellas County, Florida (Case No. 93-001626-CI-008) for rescission, fraud and conspiracy. On or about August 4, 1993, Liberis filed an Amended Complaint, naming additional defendants and adding a count for defamation. Liberis alleges that the defendants conspired to defraud, coerce and trick Liberis into resigning his position as Chief Executive Officer and Chairman of the Board of Europa Cruises Corporation and defamed him. Liberis seeks compensatory, punitive, treble damages and attorneys' fees from the above-named defendants.

The case was stayed pending the outcome of certain other cases involving several of the parties. On or about August 7, 1995, the defendants agreed to lift the stay for discovery purposes and for the purpose of finalizing the pleadings. On or about April 22, 1996, Liberis filed a Motion for Leave to Amend, a Second Amended Complaint and a Motion for Substitution of Parties. On or about October 20, 1997, Liberis filed a Motion for Leave to File a Third Amended Complaint and to Join Additional Party Plaintiff which motion was granted. In the Third Amended Complaint, Liberis, inter alia, adds an additional co-Plaintiff, Ginger Liberis, his former wife; names new defendants, including Europa Cruises Corporation and Peter Mueller, Senior Vice President of Casinos Austria Maritime Corporation, and John Does A-Z; and adds several new theories and claims for relief, including fraud, breach of fiduciary duties, defamation, slander per se, intentional infliction of emotional distress, a RICO (Racketeer Influenced and Corrupt Organizations Act) claim, and claims for other tortuous conduct. On or about October 30, 1997, Liberis filed a Notice of Appeal from the Order of the Court granting the motion of Defendant Victor Gersh/Estate of Victor Gersh to dismiss the Complaint against them. On or about December 31, 1997, the case was removed to the United States District Court for the Middle District of Florida, Tampa Division (Case No. 97-3062-CIV-T-24-E). Discovery has started.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1997.

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

                                       1997 Quarters           1996 Quarters
                                     -----------------       ------------------
                                      High        Low         High         Low
                                     ------      -----       ------       -----

First Quarter ................       1 5/8        5/8        1             7/16
Second Quarter ...............       1 3/16      25/32       1 5/16       19/32
Third Quarter ................         7/8        5/8        1 7/32        5/8
Fourth Quarter ...............       1           19/32         7/8        19/32

On December 31, 1997, there were 827 registered holders of record of the Common Stock of the Company. On April 9, 1998, there were 825 registered holders of record of the Common Stock of the Company.

The Company has never paid a cash dividend on its Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                                    REVENUES

The Company operated 2,236 cruises in 1997, as compared to 2,172 in 1996, a increase of 2.9% or 64 cruises. The Company carried 330,814 passengers in 1997 as compared to 332,156 passengers in 1996, a decrease of 1,342 passengers. The average revenue per passenger was approximately $63.02 in 1997 as compared to $57.96 in 1996, an increase of $5.06 or 8.7%. The Company carried an average of 148 passengers per cruise in 1997.

TOTAL  REVENUES/GAMING REVENUES

The Company earned total revenues of $20,847,788 in 1997 as compared to total revenues of $19,252,778 in 1996, an increase of $1,595,010 or 8.3%. The Company increased its gaming revenues from $13,258,289 in 1996 to $15,208,517 in 1997, an increase of $1,950,228 or 14.7%. The Company attributes the substantial increase in gaming revenues in 1996 and 1997 to the relocation of the Europa Star to Snug Harbor in Ft. Myers Beach, an increase in passenger counts in Miami Beach and an increase in the number of gaming positions available on the Company's vessels.

PASSENGER FARES

Passenger fares continue to constitute a challenge to the Company's gross revenues. Passenger fares fell from $3,888,395 in 1996 to $3,353,016 in 1997, a decrease of $535,379 or 13.8%. The decrease in passenger fare revenue is a direct result of increased and intense competition in the day cruise industry and the fare wars that now characterize the industry. Passenger fares in the industry range from "FREE" to whatever a particular port can command. The Company must stay competitive with respect to passenger fares charged in the industry if it is to maintain its passenger counts.

FOOD AND BEVERAGE REVENUES

Revenue from food and beverage sales decreased from $1,499,071 in 1996 to $1,282,377 in 1997, a decrease of $216,694 or 14.5%. The decrease is attributable to increased VIP passengers who are provided with complimentary meals.

CHARTER FEES

Charter fee income decreased from $383,905 in 1996 to $327,500 in 1997, a decrease of $56,405 or 14.7%. The decrease in charter fees is a result of the M/V Stardancer being on charter for five months in 1997 as compared to six months in 1996. The Company normally charters its fourth vessel, the M/V Stardancer, to unrelated third parties for a charter fee. However, in 1996, the Company was required to place three of its operating vessels in drydock for repair and maintenance and to meet U.S. Coast Guard and other safety requirements. The M/V Stardancer, therefore, was not chartered during the five months the Company's other three operating vessels were each placed in drydock. Instead, the M/V Stardancer rotated through the Company's three operating ports to replace each of the Company's three operating vessels as each operating vessel went to drydock at separate times.

In December, 1996, the M/V Stardancer began operations in the Tierra Verde, Florida. In April, 1997, the Tierra Verde port was abandoned and the vessel was relocated to a shipyard for it's regular scheduled drydock. Drydock was completed and the vessel was time-chartered to an unrelated third party from July 15, 1997 to December 10, 1997.

REVENUES FROM HILTON AGREEMENT

On January 31, 1997, the Company entered into an agreement with Hilton Gaming Corporation which gave Hilton the exclusive right to negotiate a joint venture agreement with Europa for a 180 day period of time with respect to the development of Europa's Diamondhead, Mississippi property. In exchange for the exclusive right to negotiate, Hilton paid Europa $400,000.

OTHER REVENUE

Other revenue increased from $223,118 in 1996 to $676,378 in 1997, an increase of $453,260 or 203.1%, principally attributable to the $400,000 fee from Hilton Gaming Corporation.

                               COSTS AND EXPENSES

VESSEL OPERATING EXPENSES

Vessel operating costs and expenses increased from $12,802,466 in 1996 to $13,121,189 in 1997, an increase of $318,723 or 2.5% due to the increased number of cruises operated in 1997.

ADMINISTRATIVE AND GENERAL AND OTHER OPERATING

Administrative and general costs and expenses increased from $2,150,942 in 1996 to $2,832,498 in 1997, or $681,556, an increase of 31.7%, principally as a result of payroll related expenses and a $250,000 accrued estimated legal settlement.

NONRECURRING SALES TAX SETTLEMENT

During 1997, the Company settled the Sales Tax assessment with the Florida Department of Revenue. Under the terms of the settlement, the Company is to make principal only payments for 84 months, with no interest accruing the first 36 months and interest accruing at 6% on the unpaid balance thereafter. The Company imputed interest at 10% per annum on the above payment streams and recorded a discount in the amount of $475,286 and approximately $1,284,664 in expense in connection with the settlement.

OTHER OPERATING EXPENSES

Other operating expenses increased from $276,597 in 1996 to $1,053,871 in 1997, an increase of $777,294 or 281%. This increase was due principally to the costs incurred ($428,331) in connection with a 1997 proxy contest and a $361,644 termination fee associated with a Gaming Concession Agreement with Casinos Austria Maritime Corporation.

PROXY CONTEST

On or about February 21, 1997, a proxy contest was filed. The filing of the proxy contest completely consumed top management for two full months. The true "costs" of this proxy contest to the shareholder are unknown and incalculable. Unfortunately, the timing of the proxy contest was filed only approximately three weeks after the Company had entered into an exclusive negotiating agreement with a major gaming entity. However, actual expenses incurred by the Company for this proxy contest were substantial and totaled approximately $428,331.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased from $1,544,359 in 1996 to $1,836,164 in 1997, an increase of $291,805 or 18.9%. This increase results from an increased amortization of deferred 1996 drydock costs.


                         LIQUIDITY AND CAPITAL RESOURCES

In 1997, the Company met its normal operating costs and expenses from its 1997 cash flow from operations and believes it will continue to do so. The Company, however, may be unable to meet any unusual or unanticipated cash requirements should they arise during 1998, except through the sale of common stock or borrowing.

The Company's working capital deficiency is $5.7 million at December 31, 1997 as compared to $1.67 million at December 31, 1996.

During 1997, operating activities provided cash of $1,505,548, which is principally attributable to non-cash expenses of approximately $3.3 million.

Investing activities (principally vessel improvements, major vessel repair and maintenance, gaming equipment purchases, and Mississippi development costs) required cash of approximately $666,000 in 1997.

BANK FINANCING

On May 23, 1995, the Company obtained an 11.35% term loan in the amount of $6,446,332 from First Union National Bank of Florida. Proceeds from the loan were used to pay off substantially all of the Company's then-existing debt, except for a capital equipment lease with Casinos Austria
Liegenschaftsverwaltung-Und Leasing, GESMBH.

In August 1995, Service America, Inc., the Company's then food vendor, demanded payment of all payables then due in the approximate amount of $1.2 million and seized three of the Company's vessels to secure payment of same. On August 21, 1995, the Company borrowed $1.2 million from First Union National Bank of Florida and used the proceeds to pay the outstanding payables. The $1.2 million due to First Union National Bank of Florida initially matured September 1, 1996 and was extended to January 31, 1997.

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

First Union National Bank of Florida, which holds the majority of the Company's long-term debt, further agreed to modify certain loan covenants contained in that Credit Agreement dated May 25, 1995. The Bank agreed to release its security interest in the EuropaSun to facilitate the dEBIS loan, revised the cash flow covenant to reduce the cash flow requirements required to be met by the Company and reduced the maturity date of the note from 7 years to 5 years with no corresponding increase in monthly payments. First Union National Bank of Florida was also granted two Warrants from the Company to purchase 200,000 shares of common stock at a price of $2.00 per share. First Union National Bank of Florida has piggyback registration rights for one year and one demand registration right after one year.

As of December 31, 1997, the Company was not in compliance with the cash flow and tangible net worth covenants required under the terms of its bank loan agreement. The Bank has waived the Company's default through October 31, 1998, at which time the bank may demand repayment if the Company remains out of compliance. The loan balance of $4,375,986 has been classified as a current liability in the accompanying 1997 consolidated balance sheet.

In the event that the Company remains out of compliance with the loan covenants and payment is demanded, the Company believes that the value of the underlying collateral is sufficient to refinance or extinguish the debt. The ultimate outcome of the matter may have a material adverse effect on the Company's financial position and operations.

DRYDOCK

A.  1997

Of the Company's four vessels, the M/V Stardancer was the only vessel that was required to be placed in drydock during 1997 for repair and maintenance and to comply with U.S. Coast Guard and other safety requirements. The vessel was in drydock for approximately two weeks in June. The drydock cost was $114,758. The cost included all Coast Guard-required items, new carpet throughout the vessel, a new ceiling throughout the vessel, a new awning and side curtains for the top deck.

In 1997, the Europa Sun, which sails from Miami Beach, overhauled its main generator and auxiliary generator engines. A new alarm panel was also installed. The cost for these repairs was $43,994.

In 1997, the Europa Sky, which sails out of Madeira Beach, overhauled both of its generator engines, one main engine and the bow thruster hydraulic motor. The total cost for these repairs was $60,636.

In 1997, the Europa Star, which sails from Ft. Myers Beach, had no major repairs or overhauls.

B.  1998

Three of the Company's four vessels, the Europa Star, the Europa Sky and the Europa Sun were scheduled for a required U.S. Coast Guard drydocking in 1998. Two of these, the Europa Star and the Europa Sky, have fulfilled their drydock requirements for 1998.

In January, 1998, the Europa Star went to drydock for repairs to its tailshaft. The vessel's tailshaft was replaced. It underwent a cleaning and painting of the hull and a Coast Guard inspection. The total cost of the drydocking was $61,051.

In January, 1998, the Europa Sky was forced to go to drydock early due to an emergency which required repairs to its hull. It also underwent painting and a Coast Guard inspection. The total cost of the drydocking was $43,863.

The Europa Sun is required to be drydocked in November, 1998. The estimated cost of this drydocking, including internal steel replacement, is $300,000.

The next required drydocking for all of the Company's vessels is as follows:

Europa Sun:            November, 1998
Europa Star:           January, 2000
Europa Sky:            January, 2001
Europa Stardancer:     June, 1999

CAPITAL EXPENDITURE REQUIREMENT

The Company has no firm commitment for capital expenditures.

The Company has not yet evaluated its computer system for "Year 2000" compliance. However, the Company does not expect the cost of such conversion to be material to its financial condition or results or operations, nor does it anticipate any material disruption in its operations with respect thereto.

FORWARD LOOKING STATEMENTS

Except for historical information contained herein, the matters discussed in this Item 6, in particular, statements that use the words "believes," "intends," "anticipates" or "expects" are intended to identify forward looking statements that are subject to risks and uncertainties including, but not limited to, inclement weather, mechanical failures, increased competition, governmental action, environmental opposition, legal actions, and other unforeseen factors. The development of the Diamondhead, Mississippi project, in particular, is subject to additional risks and uncertainties, including, but not limited to, risks relating to permitting, financing, the activities of environmental groups and the actions of federal, state, or local governments and agencies. The results of financial operations reported herein are not necessarily an indication of future prospects of the Company. Future results may differ materially.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS No. 130), Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances beginning in 1998. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Statement of Financial Accounting Standards (SFAS No. 131), Disclosures about Segments of an Enterprise and Related information, supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information beginning in 1998 about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.

The impact of adoption of SFAS No. 130 and 131 has not yet been determined.

ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements and notes thereto are included herein beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 None.
                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTRACT PERSONS. COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


A. The current executive officers of the Company and their titles are as follows:

Name                    Age     Title
----                    ---     -----

Deborah A. Vitale       47      Chairman of the Board, President, Chief
                                Executive Officer, Secretary and Treasurer

John R. Duber           42      Director, Vice-President, Assistant Secretary
                                and Director of Investor Relations

Paul J. DeMattia        38      Director

Gregory A. Harrison     53      Director

Deborah A. Vitale was elected Chairman of the Board of Directors in March 1995 and was appointed Secretary of the Company in November 1994. She has been a Director of the Company since December 1992. On February 14, 1997, Ms. Vitale was appointed Chairman of the Board of Directors of Casino World, Inc. and Chairman of the Board of Directors of Mississippi Gaming Corporation. On September 2, 1997, Ms. Vitale was appointed President of Casino World, Inc. and Mississippi Gaming Corporation. On February 20, 1998, Ms. Vitale was appointed President and Chief Executive Officer of Europa Cruises Corporation. Ms. Vitale is a trial attorney, by background, with nineteen years of experience handling complex civil litigation and is licensed to practice law in Maryland, Virginia and Washington D.C. Ms. Vitale was a partner in the firm of Miller & Vitale, P.C. from November 1990 to September 1992. From 1986 to 1990, Ms. Vitale was Of Counsel to the firm of Jacobi & Miller in Alexandria, Virginia. Ms. Vitale has, in the past, served as a staff attorney at the Federal Communications Commission and had served as Listing Official for the Environmental Protection Agency.

John R. Duber was named as a Director of the Company on February 18, 1998. Since January, 1998, Mr. Duber has been employed by the Company at its Director of Investor Relations. Mr. Duber was elected Vice- President and Assistant Secretary of the Company in February 1998. Since 1992, Mr. Duber has worked as a consultant in the trucking industry. Mr. Duber received his Bachelor of Science Degree from John Carroll University in 1977.
                                       26

Paul J. DeMattia was named as a Director of the Company on February 20, 1998. Mr. DeMattia attended the West Side Institute of Technology from 1979 to 1983. Mr. DeMattia is the founder of DeMattia Cartage, Incorporated, and has served as President of the Company, which owns and operates various trucks and trailers for specialized delivery service, since 1983. Mr. DeMattia is the recipient of the W.W. Grainger, Inc. Outstanding service for 1992-1993.

Gregory A. Harrison was named as a Director of the Company on February 20, 1998. Mr. Harrison is a consulting forensic engineer with over twenty-eight years of diversified safety engineering experience with NASA, DOD, NBS, NRC, ARAMCO, and Tenera, L.P. Mr. Harrison has qualified as an expert witness in various courts in eight states. Mr. Harrison received a B.S. degree in Fire Protection Engineering from the University of Maryland in 1966; an M.S. degree in Civil Engineering from the University of Maryland in 1970, an M.S. degree in Engineering Administration from George Washington University in 1979 and a PH.D. in Safety Engineering from Kennedy-Western University in 1994. Mr. Harrison holds a top secret security clearance with the U.S. Department of Energy. Mr. Harrison has served on the Board of Directors of Data Measurement Corporation and First Patriot National Bank and is a current Advisory Board member of United Bank.

B. The executive officers of the Company as of December 31, 1997 and their titles were as follows:

Name                    Age     Title
----                    ---     -----

Deborah A. Vitale       47      Chairman of the Board and Secretary

Lester E. Bullock       44      President, Chief Executive Officer and Treasurer

Debra L. Gladstone      43      Chief Financial Officer and Assistant Secretary

Piers Hedley            41      Director

Brian D'Isernia         54      Director

Jack Jevne              66      Director

Deborah A. Vitale
See above

Lester E. Bullock, served as President and Chief Executive Officer of the Company from July 18, 1994, through February 20, 1998 and served as Director of the Company from March 1995 through February 20, 1998. From January 1994 to June 1994, Mr. Bullock was Vice President of Operations at the Company. From January 1, 1992 through December 31, 1993, Mr. Bullock was General Manager of the Company and was responsible for all port operations. In 1991, Mr. Bullock was Casino Pit Manager in Ft. Myers, Florida for Casinos Austria Maritime Corporation. From 1989 to 1990, Mr. Bullock was General Manager of the Sonesta Beach Resort and Crystal Casino in Oranjestead, Aruba. From 1984 through 1989, Mr. Bullock held various managerial and administrative positions at the Tropicana Resort and Casino in Las Vegas, Nevada and the Dunes Hotel Casino and Country Club in Las Vegas, Nevada. Mr. Bullock received a B.S. in Business, from Arizona State University in 1974. Mr. Bullock was removed as President and Chief Executive Officer of the Company and as an officer of any of it's subsidiaries on February 20, 1998. Mr. Bullock resigned as a Director of the Company on February 20, 1998.

Debra L. Gladstone, CPA, served as Chief Financial Officer from September 1995 through February 20, 1998. From July 1993 to September 1995, Ms. Gladstone was a Senior Manager/Partner in the international accounting firm of, BDO Seidman, LLP. From April 1992 to July 1993, Ms. Gladstone worked as a staff accountant in the Division of Corporation Finance at the Securities and Exchange Commission Headquarters in Washington, D.C. Prior to April 1992, Ms. Gladstone was a
Senior Manager in a publicly held conglomerate, the Henley Group, Inc. and started her accounting career in 1982 with the public accounting firm of Arthur Andersen & Company. Mrs. Gladstone resigned from her position with the Company on February 20, 1998.

Piers Hedley, served as a Director of the Company from November, 1995 through February 20, 1998. Mr. Hedley is an Executive Managing Director of the investment banking firm of Peerless Associates Limited in Europe. From 1991 to 1994, Mr. Hedley served as the Managing Director of the U.K. investment banking firm, Multinational Capitol Services Limited. Mr. Hedley has also served as a consultant to NWCM Limited, a foreign securities firm. NWCM Limited served as an underwriter for a Regulation S offering made by the Company in 1994. Mr. Hedley resigned as a Director on February 20, 1998.

Brian D'Isernia, served as a Director of the Company from September 2, 1997 through January 21, 1998. Mr. D'Isernia is the President, founder and operator of Eastern Shipbuilding Group which constructs, converts and repairs marine vessels and barges, including gambling vessels. From 1992 to 1994, when he sold the M/V Stardancer to Europa, Mr. D'Isernia operated the Stardancer, a gambling vessel, out of Panama City, Florida and Marco Island, Florida. Mr. D'Isernia holds a law degree from Fordham University School of Law. Mr. D'Isernia resigned as a Director of the Company on January 21, 1998.

Jack Jevne, served as a Director of the Company from September 2, 1997 through January 21, 1998. Mr. Jevne is an investor and real estate developer with over forty years of experience in residential and commercial real estate development. Mr. Jevne's development experience extends to destination-resort properties in Lake Tahoe, Nevada and Mammoth Lakes, California. Mr. Jevne resigned as a Director of the Company on January 21, 1998. (See also Schedules 13D and 13D/A and other documents filed by Mr. Jevne with the Securities and Exchange Commission)

C.  CHANGES IN  MANAGEMENT AND THE BOARD OF DIRECTORS

There were material changes in management and the Board of Directors of the Company during 1997 and in the first part of 1998. The following summarizes these changes in chronological order.

As of September 2, 1997, there were three Directors of the Company. These were:
Deborah A. Vitale, Piers Hedley, and Lester Bullock. On September 2, 1997, the Board of Directors added two new Directors to the Board, thus increasing the size of the Board to five members. The two new members were: Brian D'Isernia and Jack Jevne.

On or about January 12, 1998, Ms. Vitale requested that Mr. Jevne resign from the Board of Directors because of questions raised as to whether Mr. Jevne's membership on the Board would adversely impact the Company's ability to get licensed in Mississippi and to obtain a joint venture partner and financing for its Mississippi project. (See Schedule 13D/A filed by Mr. Jevne with the Securities and Exchange Commission on January 16, 1998 and other documents filed by Mr. Jevne with the Securities and Exchange Commission.) On January 19, 1998, the Board of Directors voted to remove Ms. Vitale as an officer of the Company and any of its subsidiaries and as Chairman of the Board. Ms. Vitale remained a Director of the Company. On January 21, 1998, Mr. D'Isernia and Mr. Jevne resigned as Directors of the Company. On January 21, 1998, the Board of Directors voted to rescind all resolutions passed at the January 19, 1998 Board of Directors meeting and reinstated Ms. Vitale as Chairman of the Board and to all offices she held in the Company and any of its subsidiaries. The Board then consisted of the previous three Board members: Deborah A. Vitale, Piers Hedley, and Lester Bullock.

On February 18, 1998, the Board of Directors voted to add two new directors to the Board, thus increasing the size of the Board to five members. The two new members were: John R. Duber and Jerry McCall. On February 20, 1998, the Board of Directors voted to add Gregory Harrison to the Board of Directors. The Board then consisted of the following six members: Deborah A. Vitale, Piers Hedley, Lester Bullock, John R. Duber, Jerry McCall, and Gregory Harrison. On February 20, 1998, following the addition of the new Director, Piers Hedley resigned from the Board of Directors. On February 20, 1998, following the resignation of Piers Hedley, the Board then elected Paul DeMattia to the Board of Directors. During the Board meeting, Jerry McCall resigned as a Director, Mr. Bullock was removed as President and Chief Executive Officer of the Company, and Ms. Vitale was named as President and Chief Executive Officer of the Company. Mr. Bullock was subsequently removed from any offices he held in the Company or any of its subsidiaries. On February 20, 1998, following the Board meeting, Mr. Bullock resigned as a Director and Debra Gladstone resigned as Chief Financial Officer of the Company.

On March 6, 1998, Mr. Bullock was terminated as an employee of the Company.

On or about March 24, 1997, Mr. Reddien resigned as President of Casino World, Inc. and Mississippi Gaming Corporation, two subsidiaries of the Company. On September 2, 1997, Ms. Vitale was appointed President of Casino World, Inc. and Mississippi Gaming Corporation.

D.  CURRENT MANAGEMENT AND THE CURRENT BOARD OF DIRECTORS

The Company, under current management and the new Board of Directors, is united in a common goal. The new Board's priorities are identical. Its first and foremost priority is the development of the Diamondhead, Mississippi, casino resort. In the opinion of the current Board, this project holds the greatest potential for increasing shareholder value. The Company's financial resources and assets will be devoted towards the development of this project. In the opinion of the current Board of Directors, while the Company's cruise ship operations in Florida may have constituted the core business of the Company in the past, given the competitive nature of the cruise-to-nowhere business in Florida and the Company's lack of resources with which to expand and compete with the expensive, new, and more luxurious vessels entering the market, the Company's best prospects for increasing shareholder value lie with the Company's Mississippi casino resort.

In addition, all of the members of the current Board of Directors are readily accessible, when required, for Board meetings and are readily available to make the numerous and often critical decisions that must be made, sometimes on short notice, to allow the Company to move forward. Given the state of the cruise ship industry, as a whole, in Florida and in New York, the Company anticipates that it will have to make significant and dramatic changes in the core business of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon its review of Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, all of such forms were filed on a timely basis by reporting persons during 1997.

ITEM 10.  EXECUTIVE COMPENSATION

The following table provides information concerning the compensation of certain executive officers of the Company and its wholly owned subsidiaries, Casino World, Inc. and Mississippi Gaming Corporation. No other person serving as an executive officer on December 31, 1997, received cash compensation in excess of $100,000 during any of the last three fiscal years.


                                                                       Summary Compensation Table

                                                                                             Long Term Compensation
                                                                           --------------------------------------------------------
                                                                                         Awards                    Payouts
                                                                                   -------------------    -------------------------
                                                                            Other
                                            Annual Compensation            Annual  Restricted                           All Other
       Name and Principal             -------------------------------      Compen-   Stock                 LTIP          Compen-
           Occupation                 Year        Salary      Bonus        sation    Awards    Options     Payouts       sation
       ------------------             ----        ------      -----        ------- ----------  -------     -------    -------------

Deborah A. Vitale(3)(4)               1997(7)    $ 84,135     $50,000       None      None      None        None      None
President as of February 20, 1998     1996        None(3)     None          None      None      800,000     None      None
                                      1995        None(3)     None          None      None      None        None      None

Lester E. Bullock(1)(2)               1997       $125,000     $25,000       None      None      None        None      Car Rental(5)
Former President of the Company       1996       $134,000     None          None      None      400,000     None      Car Rental
                                      1995       $100,000     $29,000       None      None      None        None      None

Debra L. Gladstone                    1997       $ 85,000     $ 7,500       None      None      None        None      Car Rental(6)
Former Chief Financial Officer        1996       $ 70,000     None          None      None      50,000      None      None
                                                 and 15,000
                                                 shares of
                                                 common
                                                 stock


(1) On July 18, 1994, Mr. Bullock became President of the Company. On February 20, 1998, Mr. Bullock was removed as President and Chief Executive Officer of the Company. On February 20, 1998, Mr. Bullock resigned as a Director.

(2) Mr. Bullock was granted options to purchase 400,000 shares of Common Stock exercisable at $.75 per share. 250,000 were granted for services rendered as a Director. 150,000 were granted for services on the Board not traditionally provided by a Director.

(3) Ms. Vitale received no cash compensation during 1995 or 1996 as an executive officer of the Company.

(4) Ms. Vitale was granted options to purchase 800,000 shares of Common Stock exercisable at $.75 per share. 250,000 were granted for services rendered as a Director. 550,000 where granted for services on the Board not traditionally provided by a Director

(5) In 1997, Mr. Bullock's monthly vehicle lease payment, including tax, was $783.10.

(6) In 1997, Mrs. Gladstone's monthly vehicle lease payment, including tax, was $503.54.

(7)  Ms. Vitale did not receive any salary or bonus for 1997 until 1998.


                        Option Grants in Last Fiscal Year

No stock options were granted to the executive officers and directors during the year ended December 31, 1997.

                 Aggregate Option Exercised in Last Fiscal Year
                        and Fiscal year-end option values

The following table shows stock options exercised by certain executive officers during the fiscal year ended December 31, 1997. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 1997. None of the following options are "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986.



                                                              Number of Securities                    Value of Unexercised
                             Shares                          Underlying Unexercised                   In-the-Money Options
                            Acquired                           Options at Year-End                       At Year-End(2)
                            Acquired        Value         ------------------------------         ---------------------------------
                          On Exercise    Realized(1)      Exercisable      Unexercisable         Exercisable         Unexercisable
                          -----------   -----------       -----------      -------------         -----------         -------------
Lester E. Bullock             None          None            550,000           None                  $0                   --
Piers Hedley                  None          None            250,000           None                  $0                   --
Deborah A. Vitale             None          None          1,000,000           None                  $0                   --
Debra L. Gladstone            None          None             50,000           None                  $0                   --
Charles H. Reddien            None          None            300,000           None                  $0                   --

(1) The "Value realized" reflects the appreciation on the date of exercise (based on the excess of the fair market value of the shares on the date of exercise over the exercise price). However, because the officer may keep the shares acquired upon the exercise of options or sell them at a different price, this amount does not necessarily reflect cash realized upon the sale of those shares.

(2) "In-the-Money Options" are options outstanding at the end of the last fiscal year for which the fair market value of the Common Stock at the end of the last fiscal year ($.6875 per share) exceeded the exercise price of the options.

DIRECTORS' COMPENSATION

From January 1, 1995 through August, Directors were paid $1,500 per month for serving as Directors of the Company. Directors are reimbursed for certain approved expenses incurred in connection with Company business and for certain approved expenses incurred in connection with attendance at non-telephonic Board meetings and non-telephonic committee meetings.

In 1996, Lester E. Bullock, a Director, was awarded 400,000 stock options exercisable at $.75 per share, 250,000 of these options were awarded for services rendered as a Director. In 1996, Piers Hedley, a Director, was awarded 250,000 stock options exercisable at $.75 per share for services rendered as a Director. In 1996, Deborah A. Vitale, a Director, was awarded 800,000 options exercisable at $.75 per share, 250,000 of these options were awarded for services rendered as a Director.

On March 3, 1998, the Company entered into an Agreement to Cancel 500,000 Options to Purchase Common Stock held by the Company's former President, Lester Bullock, for $75,000 or $.15 per share. These options were used, in part, to compensate the new Board of Directors and management. On March 24, 1998, Gregory Harrison, a Director was awarded 50,000 options exercisable at $1.00 per share for services rendered as a Director, provided he remained a Director for six months from the date of his appointment (unless removed by vote of the shareholders or a failure to be nominated to the next Board of Directors or unless unable to serve due to death or by reason of physical or mental incapacity.) On March 24, 1998, Paul DeMattia, a Director, was awarded 50,000 options exercisable at $1.00 per share for services rendered as a Director, provided he remained a Director for six months from the date of his appointment (unless removed by vote of the shareholders or a failure to be nominated to the next Board of Directors or unless unable to serve due to death or by reason of physical or mental incapacity.) On March 24, 1998, John R. Duber, a Director, was awarded 100,000 options exercisable at $1.00 per share, 50,000 of which were awarded for services rendered as a Director provided he remained a Director for six months from the date of his appointment (unless removed by vote of the shareholders or a failure to be nominated to the next Board of Directors or unless unable to serve due to death or by reason of physical or mental incapacity) and 50,000 of which were awarded for other services rendered to the Company which were not conditioned on continued service. On April 3, 1998, Deborah A. Vitale, a Director, was awarded 750,000 options exercisable at $1.00 per share for services rendered as Director and President of Europa and its subsidiaries, provided she remained a Director for six months from the date the Board awarded the options (unless removed by vote of the shareholders or a failure to be nominated to the next Board of Directors or unless unable to serve due to death or by reason of physical or mental incapacity.)

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AS OF APRIL 9, 1998.

The only persons who owned of record or were known by the Company to own beneficially on April 9, 1998, more than 5% of any class of the outstanding voting shares of the Company were as follows:


                                                        Number of                                  Percent of       Percent
Name and Address                                      Shares Owned                                  Class(1)        Voting
----------------                                      ------------                                 ----------       -------
Serco International Limited (2)                        1,440,334          Common                       5.27%          10.83%
 P.O. Box 15, A-9010                                     900,000          S-NR Preferred             100.00%
 Klagenfurt, Austria                                     926,000          S Preferred                100.00%

Austroinvest International Limited(2)                  1,440,334          Common                       5.27%          10.83%
 P.O. Box 15, A-9010                                     900,000          S-NR Preferred             100.00%
 Klagenfurt, Austria                                     926,000          S Preferred                100.00%

Gaming Invest Corporation (2)                          1,440,334          Common                       5.27%          10.83%
 P.O. Box 15, A-9010                                     900,000          S-NR Preferred             100.00%
 Klagenfurt, Austria                                     926,000          S Preferred                100.00%

Europa Cruises Corporation (3)                         4,250,000          Common                      15.54%          14.09%
 Employee Stock Ownership Plan
 Trust Agreement
 150 153rd Avenue East
 Madeira Beach, Florida 33708

Deborah A. Vitale, Esquire (3)(4)                      6,003,500          Common                      21.95%          19.91%
 1013 Princess Street
 Alexandria, VA 22314

John R. Duber (3)(5)                                   4,487,560          Common                      16.41%          14.88%
 20018 Westover Avenue
 Rocky River, Ohio 44116

Ernst G. Walter (2)                                    1,440,334          Common                       5.27%          10.83%
 14700 Gulf Blvd., Apt. 401                              900,000          S-NR Preferred             100.00%
 Madeira Beach, Florida 33708                            926,000          S Preferred                100.00%

---------------
(1) Common Stock and Preferred amounts have been combined for the purpose of calculating percentages.

(2) Serco International Limited, Austro Invest International Limited and Gaming Invest Corporation are affiliated entities. The Company understands that Dr. Ernst Walter is the sole director of each company. The total beneficial ownership of securities of the Company by the three corporations and Dr. Walter includes: 900,000 shares of Series S-NR Preferred Stock and 1,040,334 shares of Common Stock owned by Serco International Limited; 926,000 shares of S Preferred Stock owned by Austroinvest International Limited; 200,000 shares of Common Stock owned by Gaming Invest Corporation; and 200,000 shares of Common Stock underlying options Dr. Walter has the current right to exercise.

(3) The Europa Cruises Corporation Employee Stock Ownership Plan, Trust Agreement ("ESOP") was established on August 18, 1994. The Trustees of the ESOP are Deborah A. Vitale, President, CEO, and Chairman of the Board and John R. Duber, Vice-President and a Director. As of December 31, 1997, 750,000 ESOP shares had been released and 500,000 ESOP shares had been allocated to participants in the ESOP. The participants in the ESOP are entitled to direct the Trustees as to the manner in which the Company's allocated shares are voted Unallocated shares are voted by the Trustees. The Trustees are required to vote the ESOP shares in the best interests of ESOP beneficiaries.

(4) Includes 4,250,000 unallocated shares of Common Stock which will be voted by Ms. Vitale and Mr. Duber as Trustees of the ESOP.

(5)  Includes options to purchase 1,750,000 shares of Common Stock.

(6)  Includes options to purchase 100,000 shares of Common Stock.

The following table sets forth, as of April 9, 1998, the beneficial and record ownership of the outstanding Common Stock of the Company held by Directors, Nominees, Executive Officers and all Directors and Executive Officers as a Group.


                                      Number of
                                      Shares of                  Percent                  Percent
                                      Common Stock               of Common                of Voting
Name and Address                      Owned                      Stock                    Stock
----------------                      ------------               ---------                ---------
Deborah A. Vitale                     6,003,500(3)(4)            21.95%                   19.91%
Chairman, President, CEO,
Secretary and Treasurer;
Chairman, President,
Secretary and Treasurer of
Casino World, Inc. and
Mississippi Gaming Corp.
1013 Princess Street
Alexandria, Va 22314

John R. Duber                         4,487,560(3)(5)            16.41%                   14.88%
Director, Vice-President
and Assistant Secretary
20018 Westover Avenue
Rocky River, Oh 44116

Gregory Harrison                        270,000(6)                 .99%                      .9%
Director
16209 Kimberly Grove
Gaithersburg, Md 20878

Paul DeMattia                           139,000(6)                 .51%                     .46%
Director
6366 Eastland Rd
Brookpark, Ohio 44142

All Directors and Officers            6,650,060                  24.32%                   22.05%
as a Group (4 persons):

------------------
(1) Common Stock and Preferred Stock amounts have been combined for the purpose of calculating percentages of Voting Stock. None of the persons listed owns any Preferred Stock.

(2) Casino World, Inc. and Mississippi Gaming Corporation are wholly owned subsidiaries of the Company.

(3) Includes 4,250,000 unallocated shares of Common Stock which will be voted by Ms. Vitale and Mr. Duber as Trustees of the ESOP.

(4)  Includes options to purchase 1,750,000 shares of Common Stock.

(5)  Includes options to purchase 100,000 shares of Common Stock.

(6)  Includes options to purchase 50,000 shares of Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 18, 1994, the Company established the Europa Cruises Corporation Employee Stock Ownership Plan (the "ESOP"). This ESOP, which is a qualified retirement plan under the provisions of Section 401(a) of the Internal Revenue Code and an employee stock ownership plan within the meaning of Section 4975(e)(7) of the Internal Revenue Code, was established primarily to invest in stock of the Company. All employees as of December 31, 1994, and subsequent new employees having completed 1,000 hours of service are eligible to participate in the ESOP. The Company also established a trust called the Europa Cruises Corporation Employee Stock Ownership Plan, Trust Agreement to serve as the funding vehicle for the ESOP. The Trustees of this trust are Deborah A. Vitale and John R. Duber. As of April 15, 1998, 750,000 shares of Common Stock have been allocated to participants in the ESOP. Unallocated shares are voted by the Trustees. The Trustees are required to vote the ESOP shares in the best interests of the ESOP beneficiaries.

On August 21, 1994, the Company loaned $4,275,000 to the ESOP in exchange for a ten-year promissory note bearing interest at eight percent per annum. On August 24, 1994, the ESOP purchased 2,880,000 shares of the Company's Common Stock with the proceeds of the loan. On August 25, 1994 the Company loaned an additional $3,180,000 to the ESOP in exchange for a ten year promissory note bearing interest at eight percent per annum. On August 26, 1994, the ESOP purchased an additional 2,120,000 shares of the Company's Common Stock with the proceeds of the loan. The shares of Common stock were pledged to the Company as security for the loans. The promissory notes will be repaid with the proceeds of annual contributions made by the Company to the ESOP. In April of 1995, the Company agreed to extend the maturity of the loans to twenty years. Through December 31, 1997, the Company paid $6,925,000 to the ESOP which was used to repay principal and interest on the promissory notes.

The Board held twelve meetings during 1996 and seven meetings during 1997. Each Director attended at least 75% of the total number of Board meetings held during the period for which he or she was a Director. The Board does not have an audit compensation or nominating committee. The Board's audit committee consists of Paul DeMattia and Gregory Harrison, both of whom are outside Directors and Deborah A. Vitale and John R. Duber, both of whom are Directors and Officers of the Company.

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

     (f) 10(ss)     Easement dated December 22, 1994 granted to Mississippi Gaming Corporation adjacent to proposed
                    Diamondhead gaming site.

     (f) 10(tt)     Miami Beach Marina Lease dated February 10, 1995 as amended between Europa Cruises of Florida 2 and
                    Tallahassee Building Corp.

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

         10.2.4     Lease Agreement between Tierra Verde Marina Development Corporation and Europa Stardancer Corporation
                    dated October 1, 1996.

         10.2.5     Agreement between the Company and McDonald & Company Securities, Inc. dated April 2, 1998.

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

                             EUROPA CRUISES CORPORATION

                             /s/ Deborah A. Vitale
DATE: April 15, 1998         --------------------------------
                             By: Deborah A. Vitale, President


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title                                             Date
-------------------                                             ----


/s/ Deborah A. Vitale,                                        April 15, 1998
-----------------------------------
President and Chairman of the Board



/s/ John R. Duber                                             April 15, 1998
-----------------------------------
Vice President, Director



/s/ Paul J. DeMattia                                          April 15, 1998
-----------------------------------
Director




/s/ Gregory A. Harrison                                       April 15, 1998
-----------------------------------
Director

                                                      Europa Cruises Corporation
                                                                and Subsidiaries



                                                                          Page
                                                                          ----
             Report of Independent Certified
               Public Accountants. . . . . . . . . . . . . . . . . . . . . F-2

             Consolidated Balance Sheet as of
               December 31, 1997 . . . . . . . . . . . . . . . . . .F-3 to F-4

             Consolidated Statements of Operations
               for the Years Ended
               December 31, 1997 and 1996. . . . . . . . . . . . . .F-5 to F-6

             Consolidated Statements of Stockholders' Equity
               for the Years Ended
               December 31, 1997 and 1996. . . . . . . . . . . . . . . . . F-7

             Consolidated Statements of Cash Flows
               for the Years Ended
               December 31, 1997 and 1996. . . . . . . . . . . . . .F-8 to F-9

             Notes to Consolidated Financial
               Statements. . . . . . . . . . . . . . . . . . . . .F-10 to F-33

Report of Independent Certified Public Accountants


To the Board of Directors
of Europa Cruises Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Europa Cruises Corporation and Subsidiaries as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Europa Cruises Corporation and Subsidiaries at December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


Miami, Florida                                                BDO Seidman, LLP
February 27, 1998

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                                      Consolidated Balance Sheet

--------------------------------------------------------------------------------


December 31,                                                              1997
--------------------------------------------------------------------------------

Assets (Note 5(a))

Current
 Cash and cash equivalents                                           $   237,987
 Accounts receivable (Note 5)                                            326,528
 Prepaid insurance and other                                             436,674

--------------------------------------------------------------------------------

Total current assets                                                   1,001,189

Vessels, equipment and fixtures, less accumulated
 depreciation (Notes 2 and 5)                                         13,238,633

Land under development for dockside gaming
 (Note 4)                                                              4,864,734

Dockside gaming development costs (Note 4)                               188,279

Deferred drydock costs, net of amortization (Note 2)                     645,963

Other assets                                                             201,659
--------------------------------------------------------------------------------

                                                                     $20,140,457
================================================================================

                                                     Europa Cruises Corporation
                                                               and Subsidiaries

                                                     Consolidated Balance Sheet

-------------------------------------------------------------------------------


December 31,                                                               1997
-------------------------------------------------------------------------------

Liabilities and Stockholders' Equity (Note 5(a))

Current liabilities
 Accounts payable and accrued expenses                             $  1,433,920
 Current maturities of long-term debt (Note 5)                        5,267,121
 Unearned cruise revenues                                                46,077
-------------------------------------------------------------------------------
Total current liabilities                                             6,747,118

Long-term debt, less current maturities (Note 5)                      3,223,977

Other liabilities                                                       400,000
-------------------------------------------------------------------------------

Total liabilities                                                    10,371,095
-------------------------------------------------------------------------------

Commitments and contingencies (Note 9)
-------------------------------------------------------------------------------

Stockholders' equity (Notes 6 and 7):
Preferred stock, $.01 par value; shares authorized
 5,000,000; outstanding 2,808,000 ($3,963,080 aggregate
 liquidation preference)                                                 28,080
Common stock, $.001 par value - shares authorized
 50,000,000; issued 28,538,588; outstanding 23,038,588                   28,538
Additional paid-in capital                                           25,429,314
Unearned ESOP shares                                                 (6,336,564)
Deficit                                                              (9,189,850)
Treasury stock, at cost, 1,250,000 shares                              (190,156)
-------------------------------------------------------------------------------

Total stockholders' equity                                            9,769,362
-------------------------------------------------------------------------------

                                                                   $ 20,140,457
===============================================================================
                   See accompanying notes to consolidated financial statements.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                           Consolidated Statements of Operations

--------------------------------------------------------------------------------


Year ended December 31,                                           1997            1996
--------------------------------------------------------------------------------------
Revenues
 Gaming revenue                                           $ 15,208,517    $ 13,258,289
 Passenger fares                                             3,353,016       3,888,395
 Food and beverage                                           1,282,377       1,499,071
 Charter fees                                                  327,500         383,905
 Other (Note 4)                                                676,378         223,118
--------------------------------------------------------------------------------------

                                                            20,847,788      19,252,778
--------------------------------------------------------------------------------------

Costs and Expenses
 Vessel operating                                           13,121,189      12,802,466
 Administrative and general                                  2,832,498       2,150,942
 Advertising and promotion                                   1,571,275       1,586,931
 Depreciation and amortization (Note 2)                      1,836,164       1,544,359
Nonrecurring sales tax settlement (Note 9)                   1,284,664             -0-
 Interest, net (Note 5)                                        907,502         908,006
 Other operating (Note 11)                                   1,053,871         276,597
--------------------------------------------------------------------------------------

                                                            22,607,163      19,269,301
--------------------------------------------------------------------------------------

Net Loss                                                    (1,759,375)        (16,523)

Preferred Stock Dividends                                     (221,248)       (231,758)
--------------------------------------------------------------------------------------

Net Loss Applicable To Common Stock                       $ (1,980,623)   $   (248,281)
======================================================================================
                          See accompanying notes to consolidated financial statements.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                           Consolidated Statements of Operations
                                                                     (Continued)

--------------------------------------------------------------------------------


Year ended December 31,                                           1997            1996
--------------------------------------------------------------------------------------
Per Share Amounts

Net loss per common share, basic and diluted                    $ (.09)         $ (.01)
======================================================================================

Weighted average number of common shares outstanding        22,620,251      20,171,730
======================================================================================
                          See accompanying notes to consolidated financial statements.


                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                         Consolidated Statements of Stockholders
                                                                     (Notes 6&7)

--------------------------------------------------------------------------------

                                                                         Additional
                                           Preferred        Common         Paid-in        Unearned       Common Stock
                                             Stock           Stock         Capital       ESOP Shares      Subscribed
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995               $     29,598    $     24,133   $ 23,685,534    $ (7,082,188)      $ 200,000

Issuances of common stock                          --           2,688      1,257,241              --        (200,000)

ESOP compensation                                  --              --       (164,687)        372,812              --

Preferred stock dividends                          --             218        171,540              --              --

Common stock subscription                          --              --             --              --         234,974

Stock subscription receivable                      --              --             --              --             -0-

Conversion of preferred to common              (1,373)            137          1,236              --              --

Net loss for the year                              --              --             --              --              --

Balance, December 31, 1996                     28,225          27,176     24,950,864      (6,709,376)        234,974

Issuances of common stock,
  net of offering costs                            --           1,212        510,207              --              --

ESOP compensation                                  --              --       (152,187)        372,812              --

Preferred stock dividends                          --             136        120,299              --              --

Common stock subscription                          --              --             --              --        (234,974)

Conversion of preferred to common                (145)             14            131              --              --

Net loss for the year                              --              --             --              --              --
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997               $     28,080    $     28,538   $ 25,429,314    $ (6,336,564)      $     -0-
======================================================================================================================



                                                            Treasury
                                           (Deficit)         Stock           Total
-------------------------------------------------------------------------------------
Balance, December 31, 1995               $ (6,960,946)   $   (190,156)   $  9,705,975

Issuances of common stock                          --              --       1,059,929

ESOP compensation                                  --              --         208,125

Preferred stock dividends                    (231,758)             --         (60,000)

Common stock subscription                          --              --         234,974

Stock subscription receivable                      --              --             -0-

Conversion of preferred to common                  --              --              --

Net loss for the year                         (16,523)             --         (16,523)

Balance, December 31, 1996                 (7,209,227)       (190,156)     11,132,480

Issuances of common stock,
  net of offering costs                            --              --         511,419

ESOP compensation                                  --              --         220,625

Preferred stock dividends                    (221,248)             --        (100,813)

Common stock subscription                          --              --        (234,974)

Conversion of preferred to common                  --              --              --

Net loss for the year                      (1,759,375)             --      (1,759,375)
-------------------------------------------------------------------------------------
Balance, December 31, 1997               $ (9,189,850)   $   (190,156)   $  9,769,362
=====================================================================================
                         See accompanying notes to consolidated financial statements.


                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows
                                                                       (Note 10)

--------------------------------------------------------------------------------


Year ended December 31,                                           1997           1996
-------------------------------------------------------------------------------------
Operating Activities:
 Net loss                                                  $(1,759,375)   $   (16,523)
-------------------------------------------------------------------------------------

Adjustments to reconcile net loss
 to net cash provided by operating activities:
 Nonrecurring sales tax settlement                           1,284,664          --
 Depreciation and amortization                               1,836,164      1,544,359
  ESOP  provision                                              220,625        208,125
(Increase) decrease in:
  Accounts receivable                                           72,204        (87,965)
  Prepaids and other                                           144,628        899,184
 (Decrease) increase in:
  Accounts payable and accrued expenses                       (481,644)       133,662
  Unearned cruise revenues                                     (17,750)        (8,212)
  Other liabilities                                            250,000             --
-------------------------------------------------------------------------------------

Total adjustments                                            3,308,891      2,689,153
-------------------------------------------------------------------------------------

Cash provided by operating activities                        1,549,516      2,672,630
-------------------------------------------------------------------------------------

Investing Activities:
 Purchases of property and equipment, net                     (918,175)    (2,276,677)
 Land under development for dockside gaming                   (150,917)      (171,140)
 Decrease(increase) in restricted cash                         400,000       (400,000)
-------------------------------------------------------------------------------------

Cash used in investing activities                             (669,092)    (2,847,817)
-------------------------------------------------------------------------------------

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows
                                                                       (Note 10)

--------------------------------------------------------------------------------

Year ended December 31,                                     1997           1996
-------------------------------------------------------------------------------

Financing Activities:
Proceeds from:
  Stock subscription payments                        $   224,070    $   234,974
  Issuance of common stock                                52,375      1,059,929
  Long-term debt                                         492,413      2,450,000
Repayment of:
 Long-term debt                                       (1,858,562)    (3,511,426)
Preferred stock dividends                               (100,813)       (62,271)
-------------------------------------------------------------------------------

Cash (used in) provided by financing activities       (1,190,517)       171,206
-------------------------------------------------------------------------------

Net decrease in cash and cash equivalents               (310,093)        (3,981)
Cash and cash equivalents, beginning of year             548,080        552,061
-------------------------------------------------------------------------------

Cash and cash equivalents, end of year               $   237,987    $   548,080
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

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


1.  Summary of       Organization and Business
    Significant
    Accounting       Europa Cruises Corporation and Subsidiaries (the Company)
    Policies         principally owns, operates and promotes four cruise vessels offering day and evening cruises. The Company's cruises include a variety of shipboard activities such as dining, casino operations, sightseeing, live music and other entertainment.

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

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


                     years) using the straight-line method. Expenditures for repairs and maintenance are expended as incurred. Renovations and improvements which extend estimated useful lives are capitalized and depreciated over the period of their estimated useful life.

                     Casino Revenue and Promotional Allowances

                     Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Revenue does not include the retail amount of fares, food, and beverage provided gratuitously to customers, which was $2,954,532 in 1997 and $2,100,367 in 1996.

                     Passenger Fare Revenue and Unearned Cruise Revenues

                     Unearned cruise revenues, which represent customer cruise deposits, are included in the balance sheet when received and are recognized as passenger fare or food revenue upon completion of the voyage.

                     Land Held for Development

                     Land held for development of a dockside casino is carried at lower of cost or market, which at December 31, 1997 was at cost. Costs directly related to site development such as licensing and permits, engineering and other costs are capitalized to the land.

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

                     Stock Based Compensation

                     In October, 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company did not adopt the fair value based method but instead discloses the proforma effects of the calculation required by the statement.

                     Taxes on Income

                     The Company accounts for income taxes pursuant to the provisions of FASB No. 109, "Accounting for Income Taxes," which requires, among other things, a liability approach to calculating deferred income taxes. The asset and

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


                     liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

                     Net Loss per Common Share

                     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which simplifies the standards for computing earnings per share ("EPS") previously found in APB No. 15, "Earnings Per Share". It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. The Company adopted SFAS No. 128 in 1997 and its implementation did not have a material effect on the financial statements. EPS has been restated for all prior periods presented.

                     Net loss per common share (basic and diluted) is based on the net loss after preferred stock dividends divided by the weighted average number of common shares outstanding during each year. Common shares outstanding includes issued shares less shares held in treasury, and un-allocated and uncommitted shares held by the ESOP trust.

                     The Company's potentially issuable shares of common stock pursuant to outstanding stock purchase options and warrants and convertible preferred stock are excluded from the Company's diluted computation as their effect would be antidilutive to the Company's net loss.

                     Drydock Costs

                     The Company uses the deferral method to account for major repairs and maintenance in drydock whereby costs are capitalized when incurred and amortized over the period to the net drydock.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


                     New Accounting Standards

                     Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                     Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                     The new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative financial information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


2.  Vessels,         Vessels, equipment and fixtures consist of the following:
    Equipment                                                              1997
    and Fixtures,    ----------------------------------------------------------
    and Deferred
    Drydock Costs    Vessels                                     $   13,527,221
                     Vessel improvements                              1,778,632
                     Gaming equipment                                 2,199,981
                     Office and vessel equipment                        867,461
                     Furniture, fixtures and other                      268,596
                     Leasehold improvements                             579,818
                     ----------------------------------------------------------

                                                                     19,221,709

                     Less accumulated depreciation                   (5,983,076)
                     ----------------------------------------------------------

                                                                 $   13,238,633
                     ----------------------------------------------------------

                     Deferred drydock costs consist of the following:

                     ----------------------------------------------------------

                     Deferred drydock costs                      $    1,385,290
                     Less accumulated amortization                     (739,327)
                     ----------------------------------------------------------

                                                                 $      645,963
                     ==========================================================

                     In August, 1994, the Company entered into a Subscription and Investment Agreement with Lagoon Cruise Line, Inc. when the Company purchased the M/V Stardancer, in return for cash and stock. Under the terms of the agreement, Europa was required to pay Lagoon, in cash, the difference, if any, between the average five day trading price of the stock for the period ended February 13, 1997 and $1.25 per share for the 1,200,000 shares of stock Lagoon received in payment for the vessel. The average five-day stock price for the period ended February 13, 1997 was $1.38. As a result, the stock guarantee lapsed resulting in no additional cost to the Company.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


3.  Investment In    On December 31, 1990, the Company rescinded a transaction
    And              in which it had previously sold its twenty percent
    Advances To      ownership interest in Marne (Delaware), Inc. (Marne) by
    Unconsolidat-    reacquiring its investment and a $340,000 note receivable
    ed Affiliate     in exchange for $541,620 of promissory notes payable to a
                     principal stockholder and a former officer of the Company.

                     In October, 1996, a final Order and Judgement was issued by the Court of Chancery of the State of Delaware in and for New Castle County. Under the judgement, the former officer is required to return 250,000 shares of common stock to the Company and must pay money damages in the net amount of $24,962 to rescind the Marne transaction. Accordingly, the related investment, and promissory note payable were eliminated in 1996 at no gain or loss.


4.  Land Under       The Company through its two wholly-owned subsidiaries,
    Development      Casino World, Inc. (CWI) and Mississippi Gaming Corporation
    for Dockside     (MGC) owns or has options to purchase a total of 404.5
    Gaming and       acres of unimproved land in Diamondhead, Mississippi which
    Dockside         was granted site approval by the Mississippi Gaming
    Gaming           Commission in June, 1995. The ownership and operation of a
    Development      gaming business in Mississippi are subject to numerous
    Costs            risks and uncertainties including but not limited to the
                     availability of financing, licensing, and the receipt of permits from various federal, state and local agencies.
                     Litigation brought by environmental groups, neighbors, and competitors may delay regulatory approvals and the issuance of permits necessary for the construction of a casino at the Company's proposed gaming operations in Mississippi. In
                     June 1995, the Company was granted site approval by the Mississippi Gaming Commission. This site approval is land specific, and therefore, the cost associated with obtaining this site approval has been capitalized to the cost of the land. On February 1, 1996, MGC entered into a lease agreement with the Hancock County Port and Harbor
                     Commission to lease the tidelands under which the casino barges will be moored and the area under the pier from the hotel to the casinos. The lease term is five years commencing 30 days after construction of the project begins. There are four five (5) year renewal option periods. The cost of the lease is $2,250,000 for the first five years of which $25,000 was paid on signing, and $95,000 is payable upon commencement of construction. Both payments are to be applied toward the lease payments which are $10,000 per month during construction and the remainder of the

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


                     $2,250,000 will be paid over the remainder of the lease after operation of the casino commences. The lease incorporates the Memorandum of Understanding between the Mississippi Secretary of State and the Hancock County Port and Harbor Commission dated November 19, 1995, which transfers management and control of the subject tidelands to the Port and Harbor Commission and requires a signing of a tenant lease within one year of signing and commencement of casino operations within three years of the signing of the memorandum.

                     There are no assurances that the necessary regulatory approvals can be obtained or that financing will be available. The Company does not have the financial resources to develop its proposed Mississippi dockside gaming facility. Accordingly, there are no assurances that the development will be successfully completed.

                     On January 31, 1997, the Company entered into an agreement with Hilton Gaming Corporation, which gave Hilton the exclusive right to negotiate a joint venture agreement with Europa for a 180 day period of time with respect to the development of Europa's Diamondhead, Mississippi property located on Bay St. Louis, Diamondhead, Mississippi. The proposed joint venture was not consummated. In exchange for the exclusive right to negotiate, Hilton paid Europa a nonrefundable fee of $400,000, which is included in other income in the accompanying statement of operations.

                     Dockside gaming development costs consist of the following:

                                                                           1997
                     ----------------------------------------------------------

                     Licenses                                      $     77,000
                     Other development costs                            111,279
                     ----------------------------------------------------------
                                                                   $    188,279
                     ==========================================================

                     The legal, financial, political, tax, environmental, regulatory and competitive environment in which the Company currently operates gaming activities and in which it intends to operate gaming activities is uncertain, dynamic and subject to rapid change. In addition, existing operators often support legislation and litigation designed to make it difficult or impossible for

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


                     competitors to develop and operate gaming facilities. This environment makes it impossible to predict the effects, including costs, that changes in laws, rules, regulations and other variables will have on the Company's proposed dockside gaming operations or on existing operations.

5.  Long-term        Long-term debt consists of:
    Debt                                                                   1997
                     ----------------------------------------------------------

                     Bank term loan, principal and interest
                     payable $102,000 monthly through August
                     2002, floating rate of interest at
                     Libor plus 325 basis points (9% at
                     December 31, 1997) capped at 11.35%
                     with an interest rate swap agreement,
                     collateralized by accounts receivable,
                     three vessels, equipment and fixtures.
                     (a)                                            $ 4,375,986

                     Equipment finance company term loan,
                     principal and interest payable $30,360
                     monthly through January 2001, including
                     interest at 10.5% with a balloon
                     payment due of $1,442,000.                       2,103,730

                     State of Florida Sales Tax Closing
                     Agreement, payable $20,952 monthly
                     through June 2004. With interest
                     charged at 6% per annum beginning June
                     2000 and payable at maturity, less
                     unamortized discount based on an
                     imputed interest rate of 10% of
                     $415,995.                                        1,218,245

                     Capital lease obligation on gaming
                     equipment, payable $25,000 monthly to
                     May, 1999, including interest at 9%.               289,745

                     9% note payable, principal and interest
                     payable $4,827 monthly through November
                     2000, collateralized by 400,000
                     escrowed shares of Europa common stock.            229,437

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


                     9% note payable, principal and interest
                     payable $17,700 monthly through July,
                     1998.                                              115,813

                     6.99% insurance financing arrangement,
                     payable $16,666 per month                          150,000

                     Other                                                8,142
                     ----------------------------------------------------------

                     Total                                            8,491,098

                     Less current maturities                         (5,267,121)
                     ----------------------------------------------------------

                                                                    $ 3,223,977
                     ==========================================================


                     a) As of December 31, 1997, the Company was not in compliance with the cash flow and tangible net worth covenants required under the terms of its bank loan agreement. The bank has waived the Company's default through October 31, 1998, at which time the bank may demand repayment if the Company remains out of compliance. The loan balance of $4,375,986 has been classified as a current liability in the accompanying 1997 consolidated balance sheet.

                     The Company's cash flow during 1997 was sufficient to sustain its operations and the Company believes it will continue to be so. The Company however, may be unable to meet any unusual or unanticipated cash requirements should they arise during 1998, except through the sale of stock or borrowing.

                     In the event that the Company remains out of compliance with the loan covenants and payment is demanded, the Company believes that the value of the underlying collateral is sufficient to refinance or extinguish the debt. The ultimate outcome of the matter may have a material adverse effect on the Company's financial position and operations.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


                     Annual maturities of long-term debt are as follows:

                          1998                                      $ 5,267,121
                          1999                                          367,701
                          2000                                          405,693
                          2001                                        1,841,800
                          2002                                          258,395
                          Thereafter                                    350,388
                     ----------------------------------------------------------

                                                                    $ 8,491,098
                     ==========================================================

                     Interest expense consists of:
                                                                1997       1996
                     ----------------------------------------------------------

                     Interest expense                       $950,794   $932,170
                     Less:
                     Interest income                         (43,292)   (24,164)
                     ----------------------------------------------------------

                     Interest expense (net)                 $907,502   $908,006
                     ==========================================================


6.  Stockholder's    At December 31, 1997, the Company had a stock option plan
    Equity           and non-plan options, which are described below. The
                     Company applies APB Opinion 25. Accounting for Stock Issued to Employees, and related Interpretations in accounting for employee stock options. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

                     On December 19, 1988, the Company adopted a stock option plan (the "Plan") for its officers and management personnel under which options could be granted to purchase up to 1,000,000 shares of the Company's common stock. Accordingly, the Company reserved for issuance 1,000,000 shares under the Plan. The option price may not be less than 100% of the market value of the shares on the date of the grant and expire within ten years from the date of grant. As of December 31, 1997, approximately 865,000 shares remain available under the Plan and 810,000 options are outstanding.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


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

                     Options to acquire 50,000 shares of common stock to an officer of the Company. These options fully vested on March 31, 1997.

                     In April, 1997, the Company granted to an employee of Casino World, Inc., five year fixed non-plan stock options to acquire 100,000 shares of common stock at an exercise price of $.8438 (quoted market value of the stock at the date of grant) that expire in March, 2002.

                     During 1998, the Company reacquired options to acquire 500,000 shares of common stock from the former President of the Company for $75,000. The total amount paid was accrued at December 31, 1997 and included in general and administrative expense in the accompanying Statement of Operations.

                     FASB Statement 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each employee stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


                     for grants in 1997 and 1996: no dividend yield percent, expected volatility of 94.39 and risk-free interest rate of 5.84%.

                     Under the accounting provisions of FASB Statement 123, the Company's net loss and loss per share would have been as follows:


                                                                 1997                  1996
                                                             ------------           ----------
                     Net Loss           As Reported          $(1,980,623)           $(248,281)
                     Applicable to      Proforma             $(2,045,623)           $(878,281)
                     Common Stock

                     Earning per        As Reported          $      (.09)           $    (.01)
                     common share       Proforma             $      (.09)           $    (.04)

                     A summary of status of the Company's fixed Plan and non-plan options as of the December 31, 1997 and 1996, and changes during the years ended on those dates is presented below:

                                                      December 31, 1997                           December 31,1996
                                                ---------------------------               -------------------------------
                                                                  Weighted-                                    Weighted-
                                                                   Average                                      Average
                                                                   Exercise                                     Exercise
                                                Shares               Price                 Shares                 Price
                     ----------------------------------------------------------------------------------------------------
                     Outstanding at beginning
                     of year                   3,000,000            $  .95                1,180,000              $   1.27
                     Granted                     100,000               .84                1,850,000                   .75
                     Exercised                        --                --                       --                    --
                     Forfeited                        --                --                   30,000                  1.06

                     ----------------------------------------------------------------------------------------------------

                     Outstanding at
                     end of year               3,100,000            $  .95                3,000,000                 $ .95

                     ----------------------------------------------------------------------------------------------------

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


                     ------------------------------------------------------------------------------
                     Options exercisable
                     at year-end                 3,100,000        --        3,000,000            --
                     Weighted-average fair
                     value of options
                     granted during
                     the year                     $    .65        --            $ .34            --
                     ------------------------------------------------------------------------------



                     The following table summarizes information about stock options outstanding at December 31, 1997:

                                  Options Outstanding                                  Options Exercisable
                     --------------------------------------------           -------------------------------------------
                                                        Weighted-
                                         Number           Average           Weighted           Number         Weighted-
                     Range of       Outstanding         Remaining            Average      Exercisable           Average
                     Exercise                at       Contractual           Exercise               at          Exercise
                     Price             12/31/97              Life              Price         12/31/97             Price
                     --------------------------------------------------------------------------------------------------

                     $ .75 - $2.25    3,100,000               2.5                .95        3,100,000               .95

                     --------------------------------------------------------------------------------------------------


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

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


                     In March 1994, the Company offered, pursuant to Regulation S, one million units at $5.50 per unit, each unit consisting of one share of the Company's $.001 par value common stock and two shares of the Company's Series S-PIK Junior, cumulative, convertible, non-redeemable, non-voting $.01 par value preferred stock. Each share of Series S-PIK preferred stock is convertible into one share of the Company's voting common stock, at any time after February 15, 1995. During 1997 and 1996, 14,500 and 137,333 of these shares were converted to 14,500 and 137,333 common shares respectively. The Series S-PIK preferred stock ranks junior to the Series S and Series S-NR preferred shares as to the distribution of assets upon liquidation, dissolution or winding up of the Company. Upon liquidation of the Company, the S-PIK preferred stock will have a liquidation preference of $2.00 per share. A cumulative quarterly dividend of $0.04 per share is payable on the Series S-PIK preferred stock. At the option of the Company, for a period of three years, dividends may be paid by issuing shares of the Company's common stock. In connection with this offering, the Company sold 695 units aggregating 695,000 shares of common stock and 1,390,000 shares of preferred stock and collected approximately $3,399,297, net of costs of approximately $423,203. During 1996, the Company elected to pay all the dividends in common stock, of which 218,000 shares valued at $171,758 were issued in 1996 including accrued dividends from 1995. During 1997, the Company paid $120,395 of the total preferred dividend of $221,248 with 136,000 shares of its common stock.

                     In connection with a refinancing in 1996, the Company granted to First Union National Bank of Florida five-year warrants to purchase an aggregate 200,000 shares of the Company's common stock at $2.00 per share.

                     In October 1995, the Company sold common stock for $500,000 in a Regulation S offering. At December 31, 1995, $200,000 proceeds had been received. The remaining proceeds were received in May, 1996 and the Company issued 1,035,708 shares of the Company's common stock. An 8% commission, paid in Common Stock of the company, was paid to Peerless Associates, Ltd. Piers Hedley, a former Director of the Company has served as a Executive Managing Director and Consultant for Peerless Associates, Ltd..

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


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

                     In September 1996, the Company offered for sale up to $500,000 in common stock in a Regulation S offering. At December 31, 1996, $234,974 in proceeds had been received. The remaining proceeds of approximately $224,000 net of issuance costs of approximately $42,000 were received in January, 1997 and the Company issued 1,163,843 shares of common stock. An 8% commission, paid with 86,211 shares of Common Stock of the Company, was paid to Peerless Associates, Ltd.

                     During 1997, the Company issued 47,289 shares of Common Stock in exchange for approximately $52,375.


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

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


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

                     As of December 31, 1997, 750,000 shares have been legally released of which, 500,000 have been allocated to participants accounts. The remaining 250,000 are in the process of being allocated to participants' accounts in 1998. At December 31, 1997, 4,250,000 shares with a fair market value of $3,375,000 are unearned.


8. Income            At December 31, 1997, the Company had net operating loss
   Taxes             carry-forwards for income taxes of approximately $13.8
                     million which expire through 2013. Changes in ownership of greater than fifty percent which occurred as a result of the Company's issuances of common and preferred stock may result in a substantial annual limitation of approximately
                     $1,500,000 being imposed upon the future utilization of approximately $7.9 million of the net operating losses for tax purposes.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


                     Deferred income taxes are comprised of the following at December 31, 1997:

                                                                           1997
                     ----------------------------------------------------------

                     Depreciation                                 $   2,106,662

                     Deferred drydock                                   139,813
                     ----------------------------------------------------------

                     Gross deferred tax liability                     2,246,475
                     ----------------------------------------------------------

                     Loss Carry forwards                             (5,180,000)
                     Other                                               (8,969)
                     ----------------------------------------------------------

                     Gross deferred tax asset                        (5,188,969)

                     Deferred tax asset valuation allowance           2,942,494
                     ----------------------------------------------------------

                     Net deferred tax asset                       $          --
                     ==========================================================


                     Realization of any portion of the Company's deferred tax asset at December 31, 1997 is not considered to be more likely than not and, accordingly, a $2,942,494 valuation allowance has been provided.


9.  Commitments      (a) Leases
    And
    Contingencies    The Company leases certain port facilities, sales and
                     office space and office equipment under lease agreements which expire through 2001. The leases generally contain renewal options and require that the Company pay for utilities, insurance, property taxes, rental expense and maintenance. The Company currently leases office space and dockage in Florida and in Diamondhead, Mississippi. Rental expense, which is primarily based on a per passenger basis, aggregated approximately $710,000 and $710,000 in 1997 and 1996, respectively.

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


                     Minimum rental obligations under all noncancellable operating leases with terms of one year or more as of December 31, 1997, are as follows:

                     1998                       $   623,960
                     1999                           623,960
                     2000                           270,000
                     2001                           270,000
                     2002                           270,000
                                                -----------
                                                $ 2,057,920
                                                ===========

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

                     The Company's liability, for alleged damages arising out of the condition of the EuropaJet upon its redelivery is in dispute. The lessor claims the liability for damages to the EuropaJet under the charterparty agreement is in excess of $1 million. The Company and the lessor were unable to settle this dispute with respect to the condition of the EuropaJet when it was redelivered, and the amount of the Company's remaining obligation will be determined in arbitration. During 1995, the EuropaJet sank off the coast of Florida in a hurricane. What, if any, effect this will have on the lessors' claim is unknown. The Company has accrued approximately $400,000 in anticipated settlement. Based upon the report of an independent surveyor, the Company believes that its ultimate liability, with respect to this matter will be immaterial to its consolidated financial condition.

                     (b) Gaming Concession Agreement

                     On September 16, 1994, the company terminated a Gaming Concession Agreement and entered into a consulting agreement with Casinos Austria Maritime Corporation. Under the consulting agreement, Europa manages and

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


                     operates all casinos on board its vessels and CAMC was to provide consulting services through December 31, 1997. As a consultant to the Company, CAMC received $37,500 per month or 3.5% of gross gaming revenue, whichever is greater, CAMC also received $140 per cruise for the services of a Purser on board each vessel. In February, 1997, the Company terminated the consulting agreement with CAMC by paying a termination fee of $361,694, which is included in other operating cost in the accompanying Consolidated Statement of Operations. Under the terms of the Termination Agreement, the Company was to pay a monthly fee of 3.5% of the gross gaming revenue, if any, from casino operations on the M/V Stardancer through December 31, 1997, which aggregated approximately $54,000 during 1997.

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

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


                     On or about December 31, 1997, the case was removed to Tampa, Florida. Discovery has started. No trial date has been set.

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

                     (d) Sales and Use Taxes

                     On November 28, 1994, the Florida Department of Revenue issued to the Company, a Notice of Intent to make Sales and Use Tax Audit Changes for the period February 1, 1989 through June 30, 1994. The proposed audit Changes, including penalties and interest totaled approximately $7.4 million. The Florida Department of Revenue sought to assess sales tax on gaming revenue, passenger fares, the purchase, sale and lease of fixed assets, repairs, and other items.

                     In June, 1997, the Company settled the Sales Tax assessment with the Florida Department of Revenue. Under the terms of the settlement the Company is to make principal only payments for 84 months, with no interest accruing the first 36 months and accruing at 6% on the unpaid balance, thereafter. The Company imputed interest at 10% per annum on the above payment streams and recorded a discount in the amount of $475,286 and approximately $1,300,000 in expense in connection with the settlement.

                     (e) Casino Industry Litigation

                     WILLIAM POULOS, ET AL. V. AMBASSADOR CRUISE LINES, INC., ET AL. (United States District Court, District of Nevada) (Case No. CV-S-95-936-LDG (RLH)

                     On or about November 29, 1994, William Poulos filed a class action lawsuit on behalf of himself and all others similarly situated against approximately

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


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

                     On September 13, 1995, the United States District Court for the Middle District of Florida, Orlando Division, transferred the case pending in that Court against Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc. and other defendants to the United States District Court for the District of Nevada, Southern Division. Accordingly, the case against Europa and the other defendants in the cruise ship industry will be litigated and perhaps tried together with those cases now pending against the land-based casino operators and the manufacturers, assemblers and distributors of gaming equipment previously sued in federal court in Nevada. Management believes the Nevada forum provides a more favorable forum in which to litigate the issues raised in the Complaint. The Company is sharing the cost

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


                     of litigation in this matter with other defendants. On November 3, 1997, the Court heard various motions in the case, including a Motion to Dismiss filed by the cruise ship defendants. The motion was denied.

                     GALVESTON INDEPENDENT SCHOOL DISTRICT, ET AL. V. EUROPA CRUISE LINES OF TEXAS, INC. ET AL. (In the District Court of Galveston County, Texas (Case No. 95TX0051)

                     On or about January 31, 1995, the Galveston Independent School District filed a Petition in the District Court of Galveston County, Texas for ad valorem taxes allegedly due for the year 1990 in the principal amount of $211,470 and for interest and penalties in the amount of $177,634. The Company maintains that it is not liable for this alleged tax. The Company believes the tax is a tangible property tax which cannot be levied on a foreign flag vessel.


10. Supplemental     Supplemental schedules of interest paid are as follows:
    Cash Flow
    Information                                                         1997                1996
                     ---------------------------------------------------------------------------
                     Cash paid for interest                       $  919,000          $  998,000

                     Non-cash transactions are as follows:

                                                                        1997                1996
                     ---------------------------------------------------------------------------

                     Expenditures paid in shares of
                     common stock                                  $      --           $ 208,000

                     Preferred stock dividends paid with
                     shares of common stock                          120,435             171,758

                     Gaming Equipment financed by seller                  --             240,000

                     Sales Tax Settlement                          1,284,664                  --

                                                      Europa Cruises Corporation
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------



11. Other            Other operating costs consist of the following:
    Operating
    Costs                                                               1997              1996
                     -------------------------------------------------------------------------
                     Annual Meeting and Proxy Expenses           $   428,331                --
                     Termination fee associated with
                     the Gaming Concession Agreement                 361,694                --
                     ESOP provision                                  220,625           208,125
                     Other                                            43,221            68,472
                     -------------------------------------------------------------------------

                                                                 $ 1,053,871        $  276,597
                     =========================================================================


12. Fair Value       The Financial Accounting Standards Board ("FASB") has
    of Financial     issued Statement of Financial Accounting Standards ("SFAS")
    Instruments      No. 107 which requires the estimated fair value amounts to be determined by the Company's management using available market information and other valuation methods. However, considerable judgement is required to interpret market data in developing the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts. Furthermore, the Company does not intend to dispose of a significant portion of its financial instruments.

                     The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable and long-term debt. The carrying amounts of such financial instruments approximated fair value at December 31, 1997 and 1996.