Form 10KSB/A
period 1997-12-31
EUROPA CRUISES CORP
filed 1998-04-16
CIK 844887

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                AMENDMENT NO. 1

                                       TO

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

On June 13, 1996, Lonnie Avant, on behalf of herself and all others similarly situated, filed a class action lawsuit against Europa Cruises Corporation, d/b/a Europa Seakruz, Lester Bullock and John Does 1-10 (Europa's other directors, officers and managers) in the United States District Court for the Middle District of Florida, Fort Myers Division, (Case No. 96-217-CIV-FTM-24D). The Company was served with the Complaint on or about June 19, 1996. The suit was filed against the Company and its directors, officers and managers. The Plaintiff alleged that the Company and its directors, officers and managers intentionally charged fictitious "port charges" and thereby overcharged numerous customers and that this practice violated the federal Racketeer Influenced and Corrupt Organizations Act (RICO). The plaintiff sought treble damages, attorneys fees, litigation expenses, costs and restitution. This was one of a number of class action lawsuits relating to "port charges" filed against cruise ship companies. The Company denied the allegations. On August 13, 1996, the Plaintiff filed a Motion for Class Certification and for Evidentiary Hearing Relating Thereto seeking to certify a class consisting of all passengers who were assessed and paid a port charge from June 14, 1992 to June 13, 1996. On April 28, 1997, a hearing was held on Plaintiff's Motion for Class Certification. On May 8, 1997 the Court entered an Order denying Plaintiff's Motion for Class Certification. On or about September 18, 1997, the parties entered into a Settlement Agreement and General Release. Under the terms of the Agreement, the Company paid Five Thousand Dollars ($5,000.00) in full settlement of the matter. On October 1, 1997, the Court entered an Order dismissing this case with prejudice.

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
                     ==========================================================


6.  Stockholders'    At December 31, 1997, the Company had a stock option plan
    Equity           and non-plan options, which are described below. The
                     Company applies APB Opinion 25. Accounting for Stock Issued to Employees, and related Interpretations in accounting for employee stock options. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

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

                                 EXHIBITS INDEX

Exhibit No.                       Description
-----------                       -----------

    27                     Amended Financial Data Schedule