Form 10QSB
period 1998-03-31
EUROPA CRUISES CORP
filed 1998-05-20
CIK 844887

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                         Commission File Number 0-17529

                           EUROPA CRUISES CORPORATION
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

           DELAWARE                                     59-2935476
------------------------------------     ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

            150 153rd Avenue, Suite 200, Madeira Beach, Florida 33708
--------------------------------------------------------------------------------
              (Address of principal executive offices) (zip code)

                            (813) 393-2885, Ext. 326
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                                    Number of Shares Outstanding

                                                          At April 30, 1998
                                                    ----------------------------

                                                          27,345,349
                                                    ----------------------------

                           EUROPA CRUISES CORPORATION

                                      INDEX


                                                                                     PAGE NO.
PART I - FINANCIAL INFORMATION
         ITEM 1            Consolidated Statements of Operations for the Three
                           Months Ended March 31, 1998 and 1997.                          2

                           Consolidated Balance Sheets as of March 31, 1998             3-4

                           Consolidated Statements of Cash Flows for the Three
                           Months Ended March 31, 1998 and 1997.                        5-6

                           Notes to Consolidated Financial Statements                  7-14

         ITEM 2            Management's Discussion and Analysis of Financial
                           Condition and Results of Operations for the Three
                           Months Ended March 31, 1998 and 1997.                      14-16


PART II - OTHER INFORMATION

         ITEM 1            Legal Proceedings                                             16

         ITEM 4            Submission of Matters to a Vote of Securities Holders         16

         ITEM 6            Exhibits and Reports on Form 8-K                              16

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

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended March 31
                                                  1998                  1997
                                              -----------           -----------
Revenues
Gaming revenue                                $ 3,537,626           $ 4,340,899
Passenger fares                                   771,517             1,135,628
Food and beverage                                 229,794               388,588
Other                                              88,738               199,243
                                              -----------           -----------
                                                4,627,675             6,064,358
                                              -----------           -----------
Costs and Expenses:
Vessel operating                                2,952,298             3,402,834
Administrative and general                        576,027               587,193
Advertising and promotion                         283,224               414,609
Depreciation and amortization                     492,062               456,419
Interest, net                                     203,796               230,902
Other operating (Note 1)                           81,081               283,947
                                              -----------           -----------
                                                4,588,488             5,375,904
                                              -----------           -----------
Net income (loss)                                  39,187               688,454
Preferred stock dividends                         (54,273)              (46,887)
                                              -----------           -----------
Net income (loss) applicable to
common stock                                  $   (15,086)          $   641,567
                                              ===========           ===========
Earnings (loss) per share, basic and
diluted                                       $     (.001)          $     0.028
                                              ===========           ===========
Weighted average number of
common and common equivalent
shares outstanding basic and
diluted                                        23,126,712            22,899,058
                                              ===========           ===========

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS

                                              March 31, 1998
                                              --------------
Current Assets:

Cash and cash equivalents                      $   830,657

Accounts receivable                                310,537

Prepaid insurance and other                        298,556
                                               -----------
Total current assets                             1,439,750

Vessels, equipment and fixtures, less
accumulated depreciation                        13,070,841

Land under development for dockside
gaming                                           4,899,822

Deferred drydock costs, less
accumulated amortization                           520,920

Other assets                                       443,229
                                               -----------
                                               $20,374,562
                                               ===========

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      March 31, 1998
                                                      --------------
Current Liabilities:
Accounts payable and accrued liabilities               $ 1,731,244
Current maturities of long-term debt                     5,036,249
Unearned revenues                                          192,364
                                                       -----------
         Total current liabilities                       7,209,857
                                                       -----------
Long-term debt less current maturities                   3,210,428
Other liabilities                                          400,000
                                                       -----------
Total liabilities                                       10,570,285
                                                       -----------
Stockholder's equity:

Preferred stock, $.01 par value;
shares authorized 5,000,000; outstanding
2,808,000; ($3,992,014 aggregate liquidation
preference)                                                 28,080

Common stock, $.001 par value-
shares authorized 50,000,000;  issued
28,538,588; outstanding 23,038,588                          28,538

Additional paid-in-capital                              25,385,565

Unearned ESOP Shares                                    (6,242,814)

Deficit                                                 (9,204,936)

Treasury stock, at cost,
1,250,000 shares                                          (190,156)
                                                       -----------
         Total stockholders' equity                      9,804,277
                                                       -----------
                                                       $20,374,562
                                                       ===========

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Three Months Ended March 31,
                                                         1998                 1997
                                                      ----------           ---------
Operating Activities:

  Net income                                          $   39,187           $ 688,454

  Adjustments to reconcile net
  income (loss) to net cash used in
  operating activities:

  Depreciation and amortization                          492,062             456,419

  Release of ESOP shares                                  50,000              70,625

  Expenses paid in shares of common stock                     --               1,313

  Decrease (increase) in:

    Accounts receivable                                   15,991              47,789

    Prepaid and other assets                             138,118            (292,166)

  Increase (decrease) in:

    Accounts payable and accrued liabilities             243,052            (290,841)

    Unearned revenues                                    146,287             275,215
                                                      ----------           ---------
Cash provided by operating activities                  1,124,697             956,808
                                                      ----------           ---------
Investing activities:

  Purchases of property and equipment                   (199,227)           (214,480)

  Development costs for dockside gaming                  (88,379)            (50,478)

  Decrease in restricted cash                                 --             400,000
                                                      ----------           ---------
  Cash (required)/ provided by investing
   activities                                           (287,606)          $ 135,042
                                                      ----------           ---------

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                    1998                 1997
                                                  ---------           ----------
Financing activities:

  Proceeds from issuance of common stock          $      --           $  265,000

  Payment of notes and long-term debt              (244,421)            (408,332)

  Preferred stock dividends                              --              (13,695)
                                                  ---------           ----------
Cash (used in) financing activities                (244,421)            (157,027)
                                                  ---------           ----------
Net increase (decrease) in cash and cash
equivalents                                         592,670              934,823

Cash and cash equivalents,
beginning of period                                 237,987              548,080
                                                  ---------           ----------
Cash and cash equivalents,
end of period                                     $ 830,657           $1,482,903
                                                  =========           ==========

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

(a)  Casino Revenue

Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Revenue does not include the retail amount of fares, food, and beverage provided gratuitously to customers, which was $820,506 and $621,000 for the three months ended March 31, 1998 and 1997 respectively.

(b)  Other Operating Costs

Other operating costs consists of the following:

Three months ended March 31,              1998              1997
------------------------------------------------------------------
ESOP provision                           $50,000          $ 70,625
Shareholder litigation                        --             6,070
Proxy costs                                   --           138,250
Casinos Austria termination fee               --            65,754
Other                                     31,081             3,248
------------------------------------------------------------------
                                         $81,081          $283,947
==================================================================

(c)  Reclassification

Certain 1996 amounts have been reclassified to conform to the classifications for 1997.

NOTE 2. EARNINGS/(LOSS) PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which simplifies the standards for computing earnings per share ("EPS") previously found in APB No. 15, "Earnings Per Share". It replaces the presentation of primary EPS with presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. The Company adopted SFAS No. 128 in 1997 and its implementation did not have a material effect on the financial statements. EPS has been restated for all prior periods presented.

Basic earnings /(loss) per common share is based on the net income/(loss) after preferred stock dividends divided by the weighted average number of common shares outstanding during each year. Dilutive earnings per share is computed based on the net income/(loss) after preferred stock dividends divided by the weighted average number of common shares and dilutive securities outstanding. Common shares outstanding includes issued shares less shares held in treasury, and un-allocated and uncommitted shares held by the ESOP trust.

The Company's potentially issuable shares of common stock pursuant to outstanding stock purchase options and warrants and convertible preferred stock are excluded from the Company's diluted computation as their effect would be antidilutive to the Company's net income/(loss).

Common shares outstanding includes:

  Issued shares                                         28,538,588
  Less:  Treasury shares                                (1,250,000)
         Unallocated, uncommitted ESOP shares           (4,161,876)
                                                        ----------
  Outstanding Shares                                    23,126,712
                                                        ==========

NOTE 3. INCOME TAXES

The Company's taxable income in 1997 has been offset substantially by the utilization of net operating loss contingencies.

NOTE 4. MATERIAL CONTINGENCIES

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

DANA V. CATALANO V. EUROPA CRUISES CORPORATION(IN THE CHANCERY COURT OF THE STATE OF DELAWARE, NEW CASTLE COUNTY, CIVIL ACTION NO. 15455)

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

On January 15, 1997, the Bay St. Louis Community Association, Preserve Diamondhead Quality, Inc., Gulf Islands Conservancy, Inc. and Concerned Citizens to Protect the Isles and Point, Inc. filed a Notice of Appeal appealing the decision of the Chancery Court to the Supreme Court of Mississippi. All appellate briefs have been filed in the case. Oral argument is set for May 19, 1998.

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

CHARLES S. LIBERIS, AS TRUSTEE OF THE CHARLES S. LIBERIS, P.A., PROFIT SHARING PLAN V. EUROPA CRUISES CORPORATION (IN THE CIRCUIT COURT IN AND FOR ESCAMBIA COUNTY, FLORIDA) (CASE NO. 93-1187- CA-01-J)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

The Company operated 504 cruises in 1998, as compared to 568 in 1997, a decrease of 11% or 64 cruises. The Company carried 69,804 passengers in 1998 as compared to 99,197 passengers in 1997, a decrease of 29,393 passengers or 30%. This decrease in total passengers is due to fewer cruises and a decrease in the number of passengers sailing due to inclement weather experienced during the first quarter of 1998. In addition, this decrease is attributable to new competition in both Ft. Myers and the Miami market. The average revenue per passenger was approximately $66.30 in 1998 as compared to $61.13 in 1997, an increase of $5.17 per passenger or 8.5%. The Company carried an average of 139 passengers per cruise in 1998 as compared to 175 in 1997, a decrease of 36 passengers per cruise or 20.6%.

TOTAL REVENUES/GAMING REVENUES

The Company earned total revenues of $4,627,675 in 1998 as compared to total revenues of $6,064,358 in 1997, a decrease of $1,436,683. The Company's gaming revenue decreased from $4,340,899 in 1997 to $3,537,626 in 1998, a decrease of $803,273 or 18.5%. The Company attributes the substantial decrease in gaming revenues to decreased passenger counts.

PASSENGER FARES

Passenger fares fell from $1,135,628 in 1997 to $771,517 in 1998, a decrease of $364,111 or 32.1%. The average passenger fare in 1998 was $11.05 compared to $11.45 in 1997 a decrease of 3.5%. This decrease is attributable to decreased passenger counts.

FOOD AND BEVERAGE REVENUES

Revenue from food and beverage sales decreased from $388,588 in 1997 to $229,794 in 1998, a decrease of $158,794 or 40.9%. The decrease is attributable to decreased passenger counts.

OTHER REVENUE

Other revenue decreased from $199,243 in 1997 to $88,738 in 1998, a decrease of $110,505 or 55.5%. The decrease is attributable to decreased passenger counts.

COSTS AND EXPENSES
VESSEL OPERATING EXPENSES

Vessel operating costs and expenses decreased from $3,402,834 in 1997 to $2,952,298 in 1998, a decrease of $450,536 or 13.2%. The per cruise vessel operating costs in 1998 is $5,858 compared to $5,991 in 1997, a decrease of $133 per cruise or a 2.2% decrease.

ADMINISTRATIVE AND GENERAL AND OTHER OPERATING

Administrative and general costs and expenses decreased from $587,193 in 1997 to $576,027 in 1998, or $11,166, a decrease of 1.9%. Other operating expenses, which include certain litigation costs, decreased from $283,947 in 1997 to $81,081 in 1998 or $202,866, a decrease of 71.4%.

ADVERTISING AND PROMOTION

Advertising and promotion decreased from $414,609 in 1997 to $283,224 in 1998, or $131,385, a decrease of 31.7%. The decrease is primarily due to a reduction of print, radio and newspaper advertising.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased from $456,419 in 1997 to $492,062 in 1998, or $35,643, an increase of 7.8%. This increase results from the addition of new gaming equipment to the vessels, increased depreciation on structural and other improvement to the vessels, and from the increase in amortization resulting from 1996 deferred drydock costs.

LIQUIDITY AND CAPITAL RESOURCES

In 1998, the Company expects to meet its normal operating costs and expenses from its 1998 cash flow from operations. The Company, however, may be unable to meet any unusual or unanticipated cash requirements should they arise during 1998 except through the sale of common stock or borrowing. No sales of stock have been made in the first quarter 1998.

The Company's working capital deficiency is approximately $5,770,107 at March 31, 1998 as compared to $755,000 at March 31, 1997.

Investing activities (principally vessel improvements, major vessel repair and maintenance, gaming equipment purchases and Mississippi development costs) required cash of approximately $287,606 in 1998, which was met through operating cash.

In November, 1998 the Europa Sun is scheduled for drydock. The estimated cost for this drydock is $300,000.

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

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        No reports on Form 8K have been filed during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EUROPA CRUISES CORPORATION

Date:  May 20, 1998                 By:   /s/Deborah A. Vitale
                                        -------------------------
                                             Deborah A. Vitale
                                             President