Form 10QSB
period 1998-06-30
EUROPA CRUISES CORP
filed 1998-08-19
CIK 844887

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from       to
                                                     -------  -------

                         Commission File Number 0-17529

                           EUROPA CRUISES CORPORATION
               (Exact name of registrant as specified in charter)

           DELAWARE                                        59-2935476
 ------------------------------                 -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                               Number)

         150 153rd Avenue, Suite 200, Madeira Beach, Florida           33708
         ---------------------------------------------------         ----------
              (Address of principal executive offices)               (zip code)

                            (813) 393-2885, Ext. 326
                            ------------------------
              (Registrant's telephone number, including area code)

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

                                                   Number of Shares Outstanding

                                                         At June 30, 1998
                                                   ----------------------------


                                                            27,345,349
                                                   ----------------------------

                           EUROPA CRUISES CORPORATION

                                     INDEX

PART I - FINANCIAL INFORMATION                                                  PAGE NO.

         ITEM 1    Consolidated Statements of Operations for the Three
                   Months Ended June 30, 1998 and 1997.                            2

                   Consolidated Statements of Operations for the Six
                   Months Ended June 30, 1998 and 1997.                            3

                   Consolidated Balance Sheets as of June 30, 1998               4-5

                   Consolidated Statements of Cash Flows for the Six
                   Months Ended June 30, 1998 and 1997.                          6-7

                   Notes to Consolidated Financial Statements                      8


         ITEM 2    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations for the Three
                   Months Ended June 30, 1998 and 1997.                           19



PART II - OTHER INFORMATION

         ITEM 1    Legal Proceedings                                              23

         ITEM 4    Submission of Matters to a Vote of Securities Holders          23

         ITEM 5    Other Information                                              23

         ITEM 6    Exhibits and Reports on Form 8-K                               24

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

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                          Three Months Ended June 30,
                                                                    1998                               1997
                                                                    ----                               ----
Revenues
Gaming revenue                                                 $ 3,475,343                       $  3,897,462
Passenger fares                                                    749,200                            809,891
Food and beverage                                                  265,455                            360,547
Subcharter fees                                                    406,000                             55,000
Other                                                               75,768                            242,683
                                                               -----------                       ------------
                                                                 4,971,766                          5,365,583
                                                               -----------                       ------------
Costs and Expenses:
Vessel operating                                                 3,136,270                          3,166,767
Administrative and general                                         548,013                            541,770
Advertising and promotion                                          218,559                            439,031
Depreciation and amortization                                      597,013                            468,189
Nonrecurring sales tax settlement                                        -                          1,284,664
(Note 4)
Interest, net                                                      141,777                            193,490
Other operating (Note 1)                                            77,212                            365,903
                                                               -----------                       ------------
                                                                 4,718,844                          6,459,814
                                                               -----------                       ------------
Net (loss) income                                                  252,922                         (1,094,231)
Preferred stock dividends                                          (54,273)                           (52,825)
                                                               -----------                       ------------
Net (loss) income applicable to
 Common stock                                                  $   198,649                       $ (1,147,056)
                                                               ===========                       ============
Net (loss) income per common                                   $       .01                       $       (.05)
                                                               ===========                       ============

Weighted average number of
common and common equivalent
shares outstanding primary and
fully diluted (Note 2)                                          23,598,440                         22,755,718
                                                               ===========                       ============

                       EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                                                           Six Months Ended June 30,
                                                                    1998                               1997
                                                                    ----                               ----
Revenues
Gaming revenue                                                 $ 7,012,969                       $  8,238,361
Passenger fares                                                  1,520,717                          1,945,519
Food and beverage                                                  495,249                            749,135
Subcharter fees                                                    406,000                             55,000
Other                                                              164,506                            441,926
                                                               -----------                       ------------
                                                                 9,599,441                         11,429,941
                                                               -----------                       ------------
Costs and Expenses:
Vessel operating                                                 6,138,568                          6,569,601
Administrative and general                                       1,074,040                          1,128,963
Advertising and promotion                                          501,783                            853,640
Depreciation and amortization                                    1,089,075                            924,608
Nonrecurring sales tax settlement (Note 4)                               -                          1,284,664
Interest, net                                                      345,573                            424,392
Other operating (Note 1)                                           158,293                            649,850
                                                               -----------                       ------------
                                                                 9,307,332                         11,835,718
                                                               -----------                       ------------
Net (loss) income                                                  292,109                           (405,777)
Preferred stock dividends                                         (108,546)                           (99,712)
                                                               -----------                       ------------
Net (loss) income applicable to common stock                   $   183,563                       $   (505,489)
                                                               ===========                       ============
Net (loss) income per common                                   $       .01                       $       (.02)
                                                               ===========                       ============
Weighted average number of
common and common equivalent
shares outstanding primary and
fully diluted (Note 2)                                          23,145,135                         22,302,413
                                                               ===========                       ============

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS


                                                             June 30, 1998
                                                             -------------
Current Assets:
Cash and cash equivalents                                     $   811,750
Accounts receivable                                               333,730
Prepaid insurance and other                                       255,687
                                                              -----------
Total current assets                                            1,401,167
                                                              -----------
Vessels, equipment and fixtures, less
accumulated depreciation                                       12,542,507
Land under development for dockside
Gaming                                                          5,077,805
Deferred drydock costs, less
accumulated amortization                                          496,277
Other assets                                                      234,950
                                                              -----------
                                                               19,752,706

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             June 30, 1998
                                                             -------------
Current Liabilities:
Accounts payable and accrued liabilities                      $ 1,452,144
Current maturities of long-term debt                            4,711,336
                                                              -----------
Total current liabilities                                       6,163,480
Long-term debt less current maturities                          3,136,303
Other liabilities                                                 400,000
                                                              -----------
Total liabilities                                               9,699,783
                                                              -----------
Stockholder's equity:

Preferred stock, $.01 par value;
shares authorized 5,000,000; outstanding
2,808,000; ($3,963,080 aggregate
liquidation preference)                                            28,080
Common stock, $.001 par value-
shares authorized 50,000,000;
issued 28,538,588; outstanding 23,163,558                          28,537
Additional paid-in-capital                                     25,341,815

Unearned ESOP Shares                                           (6,149,064)

Deficit                                                        (9,006,287)

Treasury stock, at cost,
1,250,000 shares                                                 (190,156)
                                                              -----------
Total stockholders' equity                                     10,052,925
                                                              ===========
                                                              $19,752,708
                                                              ===========

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           Six Months Ended June 30,
                                                                    1998                              1997
                                                                    ----                              ----
Operating Activities:
  Net income (loss)                                            $   292,109                       $   (405,777)
  Adjustments to reconcile net
  income (loss) to net cash used in
  operating activities:
  Nonrecurring sales tax settlement                                      -                          1,284,664
  Depreciation and amortization                                  1,089,075                            924,608
  Release of ESOP shares                                           100,000                            127,500
  Expenses paid in shares of common stock                                -                              1,313
  Decrease (increase) in:
    Accounts receivable                                             (7,202)                            88,345
    Prepaid and other assets                                       180,987                           (129,461)
  Increase (decrease) in:
    Accounts payable and accrued liabilities                        18,224                           (555,414)
    Unearned revenues and other                                    (46,077)                           258,836
                                                               -----------                       ------------
Cash provided by operating activities                            1,627,116                          1,594,614
                                                               -----------                       ------------
Investing activities:
  Purchases of property and equipment, net                         (65,520)                          (487,335)

  Deferred costs and other                                        (211,036)                                 -
  Development costs for dockside gaming                            (24,792)                           (63,576)
  Decrease in restricted cash                                            -                            400,000
                                                               -----------                       ------------

  Cash used in investing activities                               (301,348)                          (150,911)
                                                               ===========                       ============

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           Six Months Ended June 30,
                                                                    1998                              1997
                                                                    ----                              ----
Financing activities:
  Proceeds from issuance of common stock                       $         -                       $    227,444
  Payment of notes and long-term debt                             (643,459)                          (873,251)
  Preferred stock dividends                                       (108,546)                           (30,000)
                                                               -----------                       ------------
Cash (used in) financing activities                               (752,005)                          (675,807)
                                                               -----------                       ------------
Net increase (decrease) in cash and cash equivalents
                                                                   573,763                            767,896
Cash and cash equivalents,
beginning of period                                                237,987                            548,080
                                                               -----------                       ------------
Cash and cash equivalents,
end of period                                                    $ 811,750                       $  1,315,976
                                                               ===========                       ============

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

(a)  Casino Revenue

Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Revenue does not include the retail amount of fares, food, and beverage provided gratuitously to customers, which was $972,000 and $706,000 for the three months ended June 30, 1998 and 1997 respectively, and $1,793,000 and $1,327,000 for the six months ended June 30, 1998 and 1997 respectively.

(b)  Other Operating Costs

Other operating costs consists of the following:

                                                                    1998                              1997
                                                                    ----                              ----
  THREE MONTHS ENDED JUNE 30,
  ESOP provision                                                    50,000                       $     56,875
  Shareholder litigation                                                                               11,184
  Proxy costs                                                                                         196,750
  Casinos Austria termination fee                                                                      98,630
  Other                                                             27,212                              2,464
                                                               -----------                       ------------
                                                               $    77,212                       $    365,903
                                                               ===========                       ============


                                                                    1998                               1997
                                                                    ----                               ----
  SIX MONTHS ENDED JUNE 30,
  ESOP provision                                                   100,000                         $  127,500
  Shareholder litigation                                                                               17,254
  Proxy costs                                                                                         335,000
  Casinos Austria termination fee                                                                     164,384
  Other                                                             58,293                              5,712
                                                                ----------                         ----------
                                                                $  158,293                         $  649,850
                                                                ==========                         ==========

NOTE 2.  NET (LOSS) INCOME PER SHARE

Net income per share for 1998 is based on net income after preferred stock dividend requirements and the weighted average number of common shares outstanding during each period after giving effect to stock options and warrants considered to be dilutive common stock equivalents. It is assumed that all dilutive stock options and warrants are exercised at the beginning of each year and that the proceeds are used to purchase up to 20 percent of the outstanding shares of the Company's common stock with any remaining proceeds utilized to repay indebtedness. Stock options and warrants considered to be common stock equivalents for both primary and fully diluted calculations were not materially dilutive. Convertible preferred, which is not a common stock equivalent, was not considered in the fully diluted calculation.

Net (loss) per share for 1997 is based on net (loss) after preferred stock dividend requirements and weighted average number of common shares outstanding. Primary and fully diluted earnings per share were not calculated for 1997 since such calculation would be anti-dilutive.

Common shares outstanding includes:
  Issued shares                                                       28,538,558
  Less:  Treasury shares                                              (1,250,000)
         Unallocated, uncommitted ESOP shares                         (4,125,000)
                                                                     -----------
  Outstanding Shares                                                  23,163,558
                                                                     ===========


NOTE 3.  NEW ACCOUNTING STANDARD

The Financial Accounting Standards Board (FASB) has issued a new standard entitled, "Statement of Financial Accounting Standards ("SFAS") No 128, Earnings Per Share" (EPS). Statement 128 changes the manner in which EPS is calculated and represented in the financial statements. Statement 128 is effective for financial statements issued after December 15, 1997 and requires that all EPS data presented be restated to reflect the new Standard.

EPS for the three months ended June 30, 1998 and 1997 and EPS for the six months ended June 30, 1998 and 1997 would be unchanged if calculated under new Standard 128. As currently calculated under the old standard, primary and fully diluted EPS are anti-dilutive for periods when the Company reports a net loss, and not materially dilutive for periods when the Company reports net income. As a result, the Company's presentation of EPS in its financial statements is based on the weighted average number of common shares outstanding which is generally equivalent to the calculation of basic EPS under the new Standard.

NOTE 4.  INCOME TAXES

The Company's taxable income in 1998 and 1997 has been offset by the utilization of net operating loss contingencies.

NOTE 5 . MATERIAL CONTINGENCIES

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

On March 6, 1998, the Plaintiffs filed a Notice of Voluntary Dismissal Without Prejudice.

OTHER LITIGATION

SEA LANE BAHAMAS LIMITED V. EUROPA CRUISES CORPORATION (United States District Court for the Southern District of Florida)(Case No. 94-10004)

In February, 1994, following attachment of one of the Company's vessels by Sea Lane Bahamas Limited, the Company entered into a partial settlement agreement with Sea Lane with respect to the Company's obligations under a Bareboat Charter Agreement. With respect to unpaid charterhire, the Company paid the sum of $250,000 to Sea Lane plus an additional $386,000 in monthly payments of $30,000 per month plus interest at the rate of six percent (6%) per annum fully paid as of December 31, 1995. However, the Company's liability, if any, for damages arising out of the condition of the EuropaJet upon its redelivery to Sea Lane remains in dispute. The Settlement Agreement provided that if the Company and Sea Lane were unable to settle this dispute with respect to the condition of the EuropaJet when it was redelivered to Sea Lane, the amount of the Company's remaining obligation to Sea Lane would be determined in binding arbitration. Sea Lane contends that substantial expenses, in excess of one million dollars, were incurred to make repairs for which Europa is responsible. On or about April 10, 1995, the United States District Court entered an Order granting Sea Lane's Petition to Compel Arbitration. Arbitrators were selected and discovery was taken.

Europa took the position in arbitration that the Plaintiff had failed to name the real party in interest as Plaintiff and that it was too late to do so. On or about March 18, 1998, Sea Lane filed a Motion to Re-Open the case for the purpose of adding Marne (Delaware), Inc. as a Plaintiff in the case. On or about April 16, 1998, Europa filed an Opposition to the motion. On June 1, 1998, the District Court entered an Order Denying Sea Lane's Motion to Re-Open and Amend. On or about June 11, 1998, Sea Lane filed a Motion for Reconsideration. Europa filed a Memorandum in Opposition to Sea Lane's Motion for Reconsideration. On June 22, 1998, the District Court entered an Order Denying [Sea Lane's] Motion for Reconsideration. On or about July 6, 1998, Sea Lane filed a Notice of Appeal to the United States Court of Appeals for the Eleventh Circuit. The Company has accrued approximately $400,000 in connection with this litigation.

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

ASSOCIATION FOR DISABLED AMERICANS, INC., DANIEL RUIZ AND JORGE LUIS RODRIGUEZ
V. EUROPA CRUISES OF FLORIDA 2, INC. AND EUROPA CRUISES CORPORATION (United States District Court for the Southern District of Florida, Miami Division, Civil Action No. 98-1836)

On July 31, 1998, the Association for Disabled Americans, Inc., Daniel Ruiz and Jorge Luis Rodriguez filed suit against Europa Cruises of Florida 2, Inc. and Europa Cruises Corporation ("Europa") for injunctive relief pursuant to the Americans with Disabilities Act. The Plaintiffs claim, in part, that Europa has discriminated against them by denying them access to and full and equal enjoyment of services, facilities, accommodations, the subject vessel and premises and that the Company has failed to remove architectural barriers and erect certain architecturally required improvements. The Plaintiffs have requested that the Court issue a permanent injunction enjoining Europa from continuing its alleged discriminatory practices, ordering Europa to alter the subject vessel and premises, closing the subject vessel and premises until the alleged required modifications are completed and awarding Plaintiff's attorney's fees, costs and expenses incurred. No Answer has been filed to date, but the

Company intends to vigorously defend this action.

                         MISSISSIPPI-RELATED LITIGATION

BAY ST. LOUIS COMMUNITY ASSOCIATION, PRESERVE DIAMONDHEAD QUALITY, INC., GULF ISLANDS CONSERVANCY, INC. AND CONCERNED CITIZENS TO PROTECT THE ISLES AND POINT, INC. V. THE COMMISSION ON MARINE RESOURCES, HANCOCK COUNTY PORT AND HARBOR COMMISSION AND CASINO WORLD, INC.(CHANCERY COURT OF HANCOCK COUNTY, MISSISSIPPI)(CASE NO. 960707)

CASE PENDING
On September 18, 1996, Bay St. Louis Community Association, Preserve Diamondhead Quality, Inc., Gulf Islands Conservancy, Inc. and Concerned Citizens to Protect the Isles and Point, Inc. filed a Notice of Appeal and Complaint against the Commission on Marine Resources, Hancock County Port and Harbor Commission and Casino World, Inc., in the Chancery Court of Hancock County, Mississippi (Case No. 960707), appealing the administrative decision of the Commission on Marine Resources in granting Permit No. DMR-M 9612281-W and COE No. MS96-01566-U. On October 17, 1996, the Mississippi Commission on Marine Resources filed a Response to Notice of Appeal and Answer in which it maintained, in pertinent part, that it had complied with all procedural requirements relevant to grants of permits and use adjustments at issue, that its decision to grant the permit and use adjustment was grounded upon legally sufficient evidentiary grounds and that there was no proper ground at law warranting reversal of its decision. On October 16, 1996, Casino World, Inc. and the Hancock County Port and Harbor Commission filed a Joint Motion to Dismiss for Untimely Appeal in which they alleged that the appellants had failed to file their Notice of Appeal and Complaint within the proper time period. The Joint Motion to Dismiss was granted on December 31, 1996.

On January 15, 1997, the Bay St. Louis Community Association, Preserve Diamondhead Quality, Inc., Gulf Islands Conservancy, Inc. and Concerned Citizens to Protect the Isles and Point, Inc. filed a Notice of Appeal appealing the decision of the Chancery Court to the Supreme Court of Mississippi. Oral argument was had on May 19, 1998. On July 23, 1998, the Supreme Court of Mississippi reversed the lower court's decision and remanded the case to the lower court for a hearing on the merits. On or about August 6, 1998, Casino World, Inc. filed a Motion for Rehearing. On or about August 23, 1998, the appellants filed an Opposition to the Motion for Rehearing. The motion is pending.

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

On March 26, 1998, Casino World, Inc. and Mississippi Gaming Corporation filed suit against the above-named parties, inter alia, to declare a Permit issued by the U.S. Army Corps of Engineers to the Hancock County Port and Harbor Commission on March 26, 1998, which was transferred to Casino World, Inc. and Mississippi Gaming Corporation, to be valid under Section 10 of the Rivers and Harbors Act and to enjoin the defendants from delaying, interfering or infringing on protected rights the Plaintiffs have under the Permit. On or about April 16, 1998, the Defendants (with the exception of the United States Army Corps of Engineers and United States of America) filed a Motion to Dismiss the Complaint on grounds, inter alia, that the Court lacks subject matter jurisdiction and that the Complaint fails to state a claim upon which relief may be granted. On May 21, 1998, Casino World, Inc. filed a Memorandum Brief in Opposition to the Motion to Dismiss. To date, three judges have recused themselves from hearing the case. A Case Management Conference is currently scheduled for December 2, 1998.

FRIENDS OF THE EARTH, INC. AND GULF ISLANDS CONSERVANCY, INC. V. UNITED STATES ARMY CORPS OF ENGINEERS (In the United States District Court for the District of Columbia) (Case No. 1:98CV00801)

On March 27, 1998, Friends of the Earth, Inc. and Gulf Islands Conservancy, Inc. filed a Complaint for Declaratory and Injunctive Relief against the United States Army Corps of Engineers to, inter alia, declare the Corps' approval of the Casino World, Inc. Permit, without prior preparation of an environmental impact statement, to be arbitrary, capricious, an abuse of discretion and in violation of the National Environmental Policy Act, applicable Council on Environmental Quality regulations and applicable U.S. Army Corps of Engineers regulations and to enjoin the U.S. Army Corps of Engineers from permitting Casino World, Inc. or its successors-in-interest and all other casino developers from proceeding with future development of any dockside gambling facilities or related infrastructure in certain areas, including the Company's site on the Bay of St. Louis, in Mississippi, until the Corps prepares an environmental impact statement.

On June 1, 1998, the United States Army Corps of Engineers filed an Answer in the case in which it maintained, in part, that no Environmental Impact Statement with respect to the application by Casino World, Inc. was required. On June 1, 1998, the U.S. Army Corps of Engineers also moved to transfer venue in the case to the United States District Court for the Southern District of Mississippi, Southern Division. On August 10, 1998, the District of Columbia Court denied the motion to transfer venue.

LIBERIS-RELATED LITIGATION

The following litigation relates to Charles S. Liberis, the founder of the Company, a former Chairman of the Board of Directors, President, Director and Chief Operating Officer of the Company.

LIBERIS V. EUROPA CRUISES CORPORATION (Court of Chancery of the State of Delaware in and for New Castle County, C.A. 13103)

CASE DECIDED
On July 30, 1993, Charles S. Liberis attempted to exercise 1,417,500 Europa Common Stock options at $.15625 per share. The Company refused Liberis' attempt to exercise these alleged options. On August 30, 1993, Liberis filed a Complaint for Specific Performance of Stock Options against the Company in the Court of Chancery of the State of Delaware in and for New Castle County. On or about October 7, 1993, the Company filed an Answer denying the substantive allegations of the Complaint and asserting counterclaims against Liberis for breach of fiduciary duties and mismanagement of corporate assets in connection with the purchase and sale of Europa's interest in Sea Lane Bahamas/Marne Delaware. On or about October 27, 1993, Liberis filed his reply to the counterclaims denying the substantive allegations of the counterclaims. On or about May 2, 1995, Liberis amended his Complaint seeking damages in the amount of $1,282,948.00 for Europa's refusal to allow Liberis to exercise his stock options.

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

The case was stayed pending the outcome of certain other cases involving several of the parties. On or about August 7, 1995, the defendants agreed to lift the stay for discovery purposes and for the purpose of finalizing the pleadings. On or about April 22, 1996, Liberis filed a Motion for Leave to Amend, a Second Amended Complaint and a Motion for Substitution of Parties. On or about October 20, 1997, Liberis filed a Motion for Leave to File a Third Amended Complaint and to Join Additional Party Plaintiff which motion was granted. In the Third Amended Complaint, Liberis, inter alia, adds an additional co-Plaintiff, Ginger Liberis, his former wife; names new defendants, including Europa Cruises Corporation and Peter Mueller, Senior Vice President of Casinos Austria Maritime Corporation, and John Does A-Z; and adds several new theories and claims for relief, including fraud, breach of fiduciary duties, defamation, slander per se, intentional infliction of emotional distress, a RICO (Racketeer Influenced and Corrupt Organizations Act) claim, and claims for other tortious conduct. On or about October 30, 1997, Liberis filed a Notice of Appeal from the Order of the Court granting the motion of Defendant Victor Gersh/Estate of Victor Gersh to dismiss the Complaint against them. Liberis' appeal was denied. Liberis also filed a separate action against the Estate of Victor Gersh which remains pending. On or about December 31, 1997, the case was removed to the United States District Court for the Middle District of Florida, Tampa Division (Case No. 97-3062-CIV-T-24-E). Discovery has started.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998

The Company operated 544 cruises in 1998, as compared to 559 in 1997, a decrease of 15 cruises. The Company carried 73,387 passengers in 1998 as compared to 88,297 passengers in 1997, a decrease of 14,910 passengers, or 20.3%. The average revenue per passenger was approximately $61.18 in 1998 as compared to $60.77 in 1997, an increase of $.41 per passenger or.7%. Although the Company carried fewer passengers during the three months, as compared with the prior year, total on board revenues per passenger increased slightly. The Company is making a concerted effort toward improving on-board revenues through management changes.

TOTAL REVENUES/GAMING REVENUES

The Company earned total revenues of $3,475,343 in 1998 as compared to total revenues of $3,897,462 in 1997, a decrease of $422,119 or 10.8%. This reflects the increased competition in the current market. However, the per passenger gaming revenue increased from $44.14 in 1997 to $47.36 in 1998 or 7.3%.

PASSENGER FARES

Passenger fares fell from $809,891 in 1997 to $749,200 in 1998, a decrease of $60,691 or 7.5%. The average passenger fare in 1998 was $10.21 compared to $9.71 in 1997 an increase of $.50 per passenger or 5.1%.

FOOD AND BEVERAGE REVENUES

Revenue from food and beverage sales decreased from $360,547 1997 to $265,455 in 1998, a decrease of $95,092 or 26.4%. The decrease is attributable to reduced passenger counts at the west coast ports and an increase in VIP passengers resulting in additional complimentary fares to VIP's and an increase in the number of passengers in Miami Beach which has the lowest net fares.

CHARTER FEES

During the second quarter, the Company reported revenues from Charter fees in the amount of $406,000, of which $80,000 is still outstanding. The Company is in receipt of an $80,000 deposit on same. The Charter agreement involves the M/V Stardancer and expired in June 1998.

COSTS AND EXPENSES
VESSEL OPERATING EXPENSES

Vessel operating costs and expenses decreased from $3,166,767 in 1997 to $3,136,270 in 1998, a decrease of $30,497 or 1.0%. The per cruise vessel operating cost in 1998 is $5,765 compared to $5,665 in 1997, an increase of $100 per cruise.

ADMINISTRATIVE AND GENERAL AND OTHER OPERATING

Administrative and general costs and expenses increased from $541,770 in 1997 to $548,013 in 1998, an increase of $6,243, or 1.15%. Other operating expenses, which include certain litigation costs, decreased from $365,903 in 1997 to $77,212 in 1998, a decrease of $288,691, or 78.9%. See Note 1 to the financial statements.

ADVERTISING AND PROMOTION

Advertising and promotion decreased from $439,031 in 1997 to $218,559 1998, a decrease of $220,472, or 50.21%.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased from $468,189 in 1997 to $597,013 in 1998. This increase results from an increase in amortization resulting from deferred drydock costs incurred over the last twelve months.

NONRECURRING SALES TAX SETTLEMENT

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


          RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998

The Company operated 1,048 cruises in 1998, as compared to 1,127 in 1997, a decrease of 79 cruises, or 7.53%. The Company carried 143,191 passengers in 1998 as compared to 187,494 passengers in 1997, a decrease of 44,303 passengers, or 23.62%. Revenue per passenger was $64.20 in 1998 as compared to $60.96 in 1997, an increase of $3.24 per passenger or 5.3%, principally related to an increase in per passenger gaming revenue of 11.5%. The Company carried an average of 137 passengers per cruise in 1998 as compared to 166 in 1997.

TOTAL REVENUES/GAMING REVENUES

The Company earned total revenues of $9,599,441 in 1998 as compared to total revenues of $11,429,941 in 1997, a decrease of 1,830,500, or 16.0%. Gaming revenue was $7,012,969 in 1998 compared to $8,238,361 in 1997, a decrease of $1,225,392 or 14.9%. The majority of revenue decrease occurred primarily in the first quarter where approximately two-thirds of the total decrease took place. This was due to the combined effect of poor weather conditions and increased competition, particularly in Ft. Myers. The Company improved in the second quarter, but is still feeling the effects of competition.

EFFECT OF COMPETITION IN FT. MYERS

The Company previously enjoyed somewhat of a monopoly in Ft. Myers, Florida. However, two vessels, the "Big M" and the "Royal Princess" arrived in Ft. Myers in or about December 1997. The Royal Princess left in April 1998. Thus, in the first quarter of 1998, the Company had competition from two competitors in Ft. Myers. In the second quarter of 1998, the Company had competition from one competitor. The Big M advertises "free" cruises and has a more luxurious vessel than does the Europa Star. The operators of the Big M have sufficient funds to maintain operations indefinitely.

The introduction of two competitors in the Ft. Myers market has severely affected the Company's passenger counts and revenues and, accordingly, the Company's net income from operations in 1998. The Company has taken steps to cut expenses in Ft. Myers and is taking affirmative steps to increase revenues from gaming and other operations in Ft. Myers. There can be no assurance that the Company's efforts will be sufficient to compensate for the substantial loss of revenue and decrease in net operating income suffered to date during 1998 due to competition.

PASSENGER FARES

Passenger fares fell from $1,945,519 in 1997 to $1,520,717 in 1998, a decrease of $424,802 or 2.18%. The average passenger fare in 1998 was $10.62 compared to $10.38 in 1997, an increase of 2.3%.

FOOD AND BEVERAGE REVENUES

Revenue from food and beverage sales decreased from $749,135 in 1997 to $495,249 in 1998, a decrease of $253,886, or 33.89%. The decrease is attributable primarily to reduced passenger counts at the west coast ports and an increase in VIP passengers which resulted in additional complimentary meals and beverages to VIPS's.

CHARTER FEES

During the second quarter, the Company reported revenues from Charter fees in the amount of $406,000, of which $80,000 is still outstanding. The Company is in receipt of an $80,000 deposit on same. The Charter agreement involves the M/V Stardancer and expired in June 1998.

OTHER REVENUE

Other revenue decreased from $441,926 in 1997 to $164,506 in 1998, a decrease of $277,420. This is a function of the 1997 revenue derived from Hilton Gaming Corporation in conjunction with their interest in the Mississippi property in the amount of $333,000.

COSTS AND EXPENSES
VESSEL OPERATING EXPENSES

Vessel operating costs and expenses decreased from $6,569,601 in 1997 to $6,138,568 in 1998, a decrease of $431,033 or 6.6%. The per cruise vessel operating costs in 1998 is $5,857 compared to $5,829 in 1997.

ADMINISTRATIVE AND GENERAL AND OTHER OPERATING

Administrative and general costs and expenses decreased from $1,128,963 in 1997 to $1,074,040 or $54,923 a decrease of 4.9%. Other operating expenses, which include certain litigation costs, decreased from $649,850 in 1997 to $158,293 in 1998 or $491,557. See Note 1 to the financial statements.

ADVERTISING AND PROMOTION

Advertising and promotion decreased from $853,640 in 1997 to $501,783 in 1998, or $351,857, a decrease of 41.2%. This decrease is attributable to a decrease in radio, paper and television advertising.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased from $924,608 in 1997 to $1,089,075 in 1998, or $164,467, an increase of 17.8%. This increase results from the increase in amortization resulting from 1997 and 1998 deferred drydock costs.

NONRECURRING ITEMS

During 1997, the Company had several nonrecurring items in net income. These include the revenue received from Hilton, proxy contest costs, amortization of the Casinos Austria termination fee, and the State of Florida sales tax settlement charge to income. If the foregoing were eliminated from operating results, the Company's 1997 net income would have been $1,044,938.

LIQUIDITY AND CAPITAL RESOURCES

In 1998, the Company expects to meet its normal operating costs and expenses from its 1998 cash flow from operations The Company, however, may be unable to meet any unusual or unanticipated cash requirements should they arise during 1998 except through the sale of common stock or borrowing. No sales of stock have been made in the first half of 1998.

The Company's working capital deficiency is approximately $4,762,313 at June 30, 1998 as compared to $755,000 at June 30, 1997.

Investing activities (principally vessel improvements, major vessel repair and maintenance, gaming equipment purchases and Mississippi development costs) required cash of approximately $301,348 in 1998, which was met through operating cash.

In November 1998, the Europa Sun is scheduled for drydock. The estimated cost for this drydock is $300,000.

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

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING'S

         See note 4, Material Contingencies

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Election of Board of Directors

The annual meeting of Europa Cruises Corporation was held on July 10, 1998. The election of a Board of Directors was submitted to a vote of the securities holders. The annual meeting was reconvened to July 24, 1998, for the purpose of receiving the official results of the election of the Board of Directors. The Company reported that a total of 19,757,791 shares voted. Of those, 12,866,980, or approximately 65%, voted for the incumbent Board of Directors, Deborah A. Vitale, John R. Duber, Paul J. DeMattia and Gregory A. Harrison. A total of 6,757,658 shares, or approximately 34%, voted for the opposition slate. Approximately 133,000 votes were withheld.

ITEM 5.  OTHER INFORMATION

Options Granted

None

State of Florida Tax Audit

On May 1, 1998, the State of Florida, Department of Revenue, notified the Company that it intended to audit its books and records as authorized pursuant to Chapter 212 of the Florida Code (sales and use tax) for the period July 1, 1994 through March 31, 1998. The audit commenced in July.

State of Florida Litigation Relating to the Florida Day Cruise Industry

On July 2, 1997, Robert A. Butterworth, the Attorney General for the State of Florida, and Neil Perry, Sheriff of St. Johns County, Florida ("Plaintiffs") filed a Complaint for Injunctive Relief Against the Illegal Possession of Slot Machines and the Continuance of a Public Nuisance against Chances Casino Cruises, Inc. and Mark Morrow, ("Defendants") operators of the Royal Princess, in the Circuit Court of the Seventh Judicial Circuit In and For St. Johns County, Florida (Case No. CIV-97-1088). The Plaintiffs sought a temporary and permanent injunction restraining the Defendants from continuing to possess slot machines in the State of Florida. On July 2, 1997, the Plaintiffs filed a Motion for a Temporary Injunction. The Court heard argument on the Motion for a Temporary Injunction on July 18, 1997. The Florida Day Cruise Association of Florida, Inc., filed a Motion to Appear as Amicus Curiae and a Memorandum in Opposition to the Motion for Temporary Injunction. On July 22, 1997, the Court denied the Plaintiffs' Motion for Temporary Injunction, without prejudice to a final adjudication on the merits. The Court also granted the Defendants' Motion to stay enforcement by Plaintiffs and subordinate agencies through criminal process of the "slot machine" issue raised.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    No reports on Form 8-K have been filed during the quarter ended
June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           EUROPA CRUISES CORPORATION

Date:  August 19, 1998                         By: /s/  Deborah A. Vitale
                                                   ----------------------------
                                                        Deborah A. Vitale
                                                        President

                                               By: /s/  Robert L. Zimmerman
                                                   ----------------------------
                                                        Robert L. Zimmerman
                                                        Chief Financial Officer