Form 10QSB
period 1998-09-30
EUROPA CRUISES CORP
filed 1998-11-16
CIK 844887

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

            For the transition period from           to
                                           ---------    ---------

                         Commission File Number 0-17529


                           EUROPA CRUISES CORPORATION
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)


          DELAWARE                                   59-2935476
---------------------------------        --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


           150 153rd Avenue, Suite 200, Madeira Beach, Florida 33708
-------------------------------------------------------------------------------
              (Address of principal executive offices) (zip code)


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

                                                Number of Shares Outstanding

                                                      At September 30, 1998

                                                           23,434,229

                           EUROPA CRUISES CORPORATION

                                     INDEX

                                                                                       PAGE NO.
                                                                                       --------
PART I - FINANCIAL INFORMATION

         ITEM 1 Consolidated Statements of Operations for the Three
                Months Ended September 30, 1998 and 1997.                                 2

                Consolidated Statements of Operations for the Nine
                Months Ended September 30, 1998 and 1997.                                 3

                Consolidated Balance Sheets as of September 30, 1998                     4-5

                Consolidated Statements of Cash Flows for the Nine
                Months Ended September 30, 1998 and 1997.                                6-7

                Notes to Consolidated Financial Statements                               8-18


         ITEM 2 Management's Discussion and Analysis of Financial
                Condition and Results of Operations.                                    18-22



PART II - OTHER INFORMATION

         ITEM 1 Legal Proceedings                                                         22

         ITEM 5 Other Information                                                         22

         ITEM 6 Exhibits and Reports on Form 8-K                                          23


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

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Three Months Ended September 30,
                                                      1998              1997
                                                 -------------      -------------
Revenues

Gaming revenue                                    $  3,429,723      $  3,704,557

Passenger fares                                        329,104           709,213

Food and beverage                                      200,192           284,974

Subcharter fees                                            -0-           157,500

Other                                                   18,333           109,393
                                                  ------------      ------------
                                                     3,977,352         4,965,637
                                                  ------------      ------------
Costs and Expenses:

Vessel operating                                     3,052,803         3,229,139

Administrative and general                             566,506           521,921

Advertising and promotion                              103,540           364,703

Depreciation and amortization                          508,306           462,313

Interest, net                                          289,984           240,649

Other operating (Note 1)                                73,254           195,909
                                                  ------------      ------------
                                                     4,594,393         5,014,634
                                                  ------------      ------------
Net (loss) income                                     (616,991)          (48,997)

Preferred stock dividends                              (54,273)          (65,725)
                                                  ------------      ------------
Net (loss) income applicable to
common stock                                      $   (671,264)     $   (114,722)
                                                  ============      ============
Net (loss) income per common share
(Note 2)                                          $       (.03)     $        *
                                                  ============      ============


Weighted average number of common and common
equivalent shares outstanding primary and fully     23,375,560        22,876,836
diluted (Note 2)                                  ============      ============



* Amount is less than $.01

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Nine Months Ended September 30,
                                                     1998              1997
                                                 ------------      ------------
Revenues

Gaming revenue                                   $ 10,469,847      $ 11,942,918

Passenger fares                                     1,849,821         2,654,732

Food and beverage                                     695,441         1,034,109

Subcharter fees                                       406,000           212,500

Other                                                 155,684           551,319
                                                 ------------      ------------
                                                   13,576,793        16,395,578
                                                 ------------      ------------
Costs and Expenses:

Vessel operating                                    9,213,580         9,798,740

Administrative and general                          1,640,546         1,650,884

Advertising and promotion                             583,064         1,218,343

Depreciation and amortization                       1,597,381         1,386,921

Nonrecurring sales tax settlement (Note 5)                -0-         1,284,664

Interest, net                                         635,557           665,041

Other operating (Note 1)                              231,547           845,759
                                                 ------------      ------------
                                                   13,901,675        16,850,352
                                                 ------------      ------------
Net (loss) income                                    (324,882)         (454,774)

Preferred stock dividends                            (162,819)         (165,437)
                                                 ------------      ------------
Net (loss) income applicable
to common stock                                  $   (487,701)     $   (620,211)
                                                 ============      ============
Net (loss) income per common share
(Note 2)                                         $       (.02)     $       (.03)
                                                 ============      ============

Weighted average number of common and
common equivalent shares outstanding
primary and fully diluted (Note 2)                 23,250,609        22,480,806
                                                 ============      ============


                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                           ASSETS
                                                    September 30, 1998
                                                    ------------------
Current Assets:

Cash and cash equivalents                             $   206,866

Accounts receivable                                       311,824

Prepaid insurance and other                               230,572
                                                      -----------
Total current assets                                      749,262

Vessels, equipment and fixtures, less accumulated
depreciation                                           12,240,254

Land under development for dockside
gaming                                                  5,063,645

Deferred drydock costs, less
accumulated amortization                                  314,581

Other assets                                              248,237
                                                      -----------
                                                      $18,615,979
                                                      ===========


                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                           September 30, 1998
                                                           ------------------
Current Liabilities:

Accounts payable and accrued liabilities                     $  1,322,063

Current maturities of long-term debt
(Note 3)                                                        4,385,300
                                                             ------------
        Total current liabilities                               5,707,363

Long-term debt less current maturities                          3,072,264

Other liabilities                                                 400,000
                                                             ------------
Total liabilities                                               9,179,627
                                                             ------------
Stockholder's equity:

Preferred stock, $.01 par value; shares
authorized 5,000,000; outstanding
2,808,000; ($3,963,080 aggregate
liquidation preference)                                            28,080

Common stock, $.001 par value-shares
authorized 50,000,000; issued 28,746,729;
outstanding 23,434,229                                             28,747

Additional paid-in-capital                                     25,272,963

Unearned ESOP Shares                                           (6,055,314)

Deficit                                                        (9,677,548)

Treasury stock, at cost,
1,250,000 shares                                                 (190,156)
                                                             ------------
Total stockholders' equity                                      9,436,352
                                                             ------------
                                                             $ 18,616,979
                                                             ============

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                   Nine months Ended
                                                                                     September 30,
                                                                             ----------------------------
                                                                                 1998            1997
                                                                             -----------      -----------
Operating Activities:

  Net (loss) income                                                          $  (324,882)     $  (434,774)

  Adjustments to reconcile net
  income (loss) to net cash used in
  operating activities:

  Nonrecurring sales tax settlement                                                  -0-        1,284,664

  Depreciation and amortization                                                1,597,381        1,386,921

  Release of ESOP shares                                                         154,788          174,375

  Expenses paid in shares of common stock                                                           1,313

  Decrease (increase) in:

    Accounts receivable                                                           14,704           47,983

    Prepaid and other assets                                                     206,102          (35,190)

  Increase (decrease) in:

    Accounts payable and accrued liabilities                                    (157,934)        (651,572)

    Unearned revenues                                                                 --           91,434
                                                                              ----------      -----------
Cash provided by operating activities                                          1,490,159        1,845,154
                                                                              ----------      -----------
Investing activities:

  Purchases of property and equipment                                           (208,909)        (626,190)

  Development costs for dockside gaming                                          (10,632)        (147,357)

  Decrease in restricted cash                                                        -0-          400,000

  Long term note and other                                                      (105,389)             -0-
                                                                              ----------      -----------
  Cash (used in) investing activities                                           (324,930)     $  (373,547)
                                                                              ==========      ===========


                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             Nine Months Ended September 30,
                                                                          1998                          1997
                                                                    ----------------              ----------------
Financing activities:

  Proceeds from issuance of common stock                            $             -0-              $       227,447

  Payment of notes and long-term debt                                     (1,033,534)                   (1,357,155)

  Preferred stock dividends                                                 (162,816)                      (45,000)
                                                                    ----------------               --------------
Cash (used in) financing activities                                       (1,196,350)                   (1,174,708)
                                                                    ----------------               --------------
Net increase (decrease) in cash and
cash equivalents                                                             (31,121)                      296,899

Cash and cash equivalents,
beginning of period                                                          237,987                       548,080
                                                                    ----------------               ---------------
Cash and cash equivalents,
end of period                                                       $        206,866               $       844,979
                                                                    ================               ===============

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

(a)  Casino Revenue

Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Revenue does not include the retail amount of fares, food, and beverage provided gratuitously to customers, which was $984,000 and $783,000 for the three months ended September 30, 1998 and 1997 respectively, and $2,776,245 and $2,111,000 for the nine months ended September 30, 1998 and 1997 respectively.

(b)  Other Operating Costs

Other operating costs consists of the following:


  Three months ended September 30,                     1998           1997
----------------------------------------------------------------------------
  ESOP provision                                     $54,788        $ 46,875
  Shareholder litigation                                  --          12,500
  Proxy costs                                             --          33,367
  Casinos Austria termination fee                         --          98,630
  Other                                               18,466           4,537
----------------------------------------------------------------------------
                                                     $73,254        $195,909
============================================================================


  Nine months ended September 30,                      1998           1997
----------------------------------------------------------------------------
  ESOP provision                                      154,788       $174,375
  Shareholder litigation                                   --         29,754
  Proxy costs                                              --        368,367
  Casinos Austria termination fee                          --        263,014
  Other                                                76,759         10,249
----------------------------------------------------------------------------
                                                     $231,547       $845,759
============================================================================

(c)  Reclassification

Certain 1997 amounts have been reclassified to conform to the classifications for 1998.

NOTE 2.  NET (LOSS) INCOME PER SHARE

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

Net (loss) per share for 1998 is based on net (loss) after preferred stock dividend requirements and the weighted average number of common shares outstanding. Primary and fully diluted earnings per share were not calculated for 1998 since such calculation would be anti-dilutive.


Common shares outstanding includes:
  Issued shares                                        28,746,729
  Less:  Treasury shares                               (1,250,000)
           Unallocated, uncommitted ESOP shares        (4,062,500)
                                                       ----------
  Outstanding Shares                                   23,434,229
                                                       ==========

Escrowed shares are held as collateral for a note with a principal balance of $200,942 at September 30, 1998.


NOTE 3.  NEW ACCOUNTING STANDARDS

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


NOTE 4.  SUBSEQUENT EVENT

During the last week of September, all ports were forced to close for several days due to the effects created by Hurricane Georges. This event had a devastating effect on revenues and, therefore, cash flow. To bridge the gap between cash on hand versus cash needs, the Company President and Chairwoman, Deborah A. Vitale, advanced the Company, interest free, approximately $275,000 in early October, 1998.

                               LEGAL PROCEEDINGS.

                             TAX-RELATED LITIGATION

NOTE 5.  MATERIAL CONTINGENCIES

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

ROBERT M. BAER, ET AL. V. AMBASSADOR CRUISE LINES, INC. ET AL. (In the Circuit Court of the Seventeenth Judicial Circuit In and For Broward County, Florida) Case No. 96-6177 (21)

CASE DISMISSED WITHOUT PREJUDICE
On May 7, 1995, Robert M. Baer, on Behalf of Himself and All Others Similarly Situated, filed a class action lawsuit against approximately thirty-eight defendants, including Europa Cruises of Florida I and Europa Cruises of Florida II in the Circuit Court of the Seventeenth Judicial Circuit In and For Broward County, Florida. (Case No. 96-6177 (21) Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc. were served with the Complaint on or about July 11, 1996. The suit was filed against the manufacturers, distributors and promoters of video poker and electronic slot machines and the owners, operators and promoters of cruise ship casinos which utilized casino video poker machines and electronic slot machines. The plaintiff alleged fraud in connection with the labeling, design, promotion and operation of casino video poker machines and electronic slot machines, violation of the Florida Racketeer Influenced and Corrupt Organizations Act ("RICO"), common law fraud and deceit, unjust enrichment, and negligent misrepresentation. The plaintiff contended that the defendant owners, operators and promoters of cruise ship casinos, along with the manufacturers, distributors, and promoters of video poker machines and electronic slot machines, have engaged in a course of fraudulent and misleading conduct intended to induce people to play their machines based on a false understanding that the machines operate in a random fashion and are unpredictable. The plaintiff alleged that these machines actually follow fixed, preordained sequences that are not random, but rather are both predictable and subject to manipulation by defendants and others. The plaintiff sought damages in excess of one billion dollars, including treble their general and special compensatory damages, punitive damages, consequential and incidental damages, interest, costs, attorneys' fees and a preliminary and permanent injunction requiring defendants to accurately and properly describe their video poker machines and electronic slot machines. The Company shared the cost of this litigation with certain other defendants who retained the same law firm to represent them.

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

Europa took the position in arbitration that the Plaintiff had failed to name the real party in interest as Plaintiff and that it was too late to do so. On or about March 18, 1998, the Plaintiff filed a Motion to Re-Open the case for the purpose of considering Plaintiff's proposed Motion for Leave to Amend the Complaint to Join Marne (Delaware), Inc. as a Party Plaintiff and for Relation Back of [the] Amendment. The Plaintiff was attempting to add Marne (Delaware),

Inc. as a Plaintiff in the case. On or about April 16, 1998, Europa filed an Opposition to the motion. On June 1, 1998, the District Court entered an Order Denying Sea Lane's Motion to Re-Open and Amend. On or about June 11, 1998, Sea Lane filed a Motion for Reconsideration. Europa filed a Memorandum in Opposition to Sea Lane's Motion for Reconsideration. On June 22, 1998, the District Court entered an Order Denying [Sea Lane's] Motion for Reconsideration. On or about July 6, 1998, Sea Lane filed a Notice of Appeal to the United States Court of Appeals for the Eleventh Circuit.

Europa believes that if Sea Lane is unsuccessful on appeal, this matter will be concluded inasmuch as Sea Lane's failure to have filed suit in the name of Marne (Delaware) Inc. may have been fatal to their claim. Europa believes that if Sea Lane is successful on appeal, this matter will be returned to arbitration for further proceedings.


LONNIE AVANT, ET AL. V. EUROPA CRUISES CORPORATION (In the United States District Court for the Middle District of Florida (Case No.96-217-CIV-FTM-24D)

CASE SETTLED AND DISMISSED
On June 13, 1996, Lonnie Avant, on behalf of herself and all others similarly situated, flied a class action lawsuit against Europa Cruises Corporation, d/b/a Europa Seakruz, Lester Bullock and John Does 1-10 (Europa's other directors, officers and managers) in the United States District Court for the Middle District of Florida, Fort Myers Division, Case No. 96-217-CIV-FTM-24D). The Company was served with the Complaint on or about June 19, 1996. The suit was filed against the Company and its directors, officers and managers. The Plaintiff alleged that the Company and its directors, officers and managers intentionally charged fictitious "port charges" and thereby overcharged numerous customers and that this practice violated the federal Racketeer Influenced and Corrupt Organizations Act (RICO). The plaintiff sought treble damages, attorneys fees, litigation expenses, costs and restitution. This was one of a number of class action lawsuits relating to "port charges" filed against cruise ship companies. The Company denied the allegations. On August 13, 1996, the Plaintiff filed a Motion for Class Certification and for Evidentiary Hearing Relating Thereto seeking to certify a class consisting of all passengers who were assessed and paid a port charge from June 14, 1992 to June 13, 1996. On April 28, 1997, a hearing was held on Plaintiff's Motion for Class Certification. On May 8, 1997 the Court entered an Order denying Plaintiff's Motion for Class Certification. On or about September 18, 1997, the parties entered into a Settlement Agreement and General Release. Under the terms of the Agreement, the Company paid Five Thousand Dollars ($5,000.00) in full settlement of the matter. On October 1, 1997, the Court entered an Order dismissing this case with prejudice.

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

CASE DECIDED
On June 17, 1994, Harrell Z. Browning, Liquidating Trustee under the Chapter 11 plan of Burton Securities, S.A., Debtor, entered into a Memorandum of Agreement with Europa Cruises Corporation providing for the purchase by Europa of the Panamanian-flag vessel M/V LE MISTRAL. Paragraph 4 of the Agreement gave Europa the right to terminate the Agreement in the event closing did not occur within sixty days from the date of the Agreement in which event, Europa would be entitled to receive a refund of its full escrow deposit in the amount of $85,000. The Trustee was notified on August 15, 1994, that Europa had determined to exercise its right to terminate the Agreement. Europa attempted to obtain the return of its deposit from the Trustee who refused to return same. On December 15, 1994, the Trustee filed an action against Europa for breach of contract seeking damages in excess of $750,000. The case was tried on June 13 and 14, 1996. The Court entered an Order in favor of the Trustee which allowed the Trustee to keep Europa's deposit and for attorneys fees and costs in the amount of $31,682.59. The $31,682.59 was paid, by agreement, by the insurance carrier for the lawyer who represented Europa in the litigation.

DANA V. CATALANO V. EUROPA CRUISES CORPORATION (In the Chancery Court of the State of Delaware, New Castle County, Civil Action No. 15455)

CASE RESOLVED
On January 8, 1997, Dana V. Catalano filed an action against the Company in the Court of Chancery of the State of Delaware, New Castle County, seeking an order pursuant to Del.Code Section 211(c), scheduling an annual meeting for the election of Directors of the Company. The Board had previously voted on December 11, 1996, to hold the next annual meeting at which an election of directors would take place on June 4, 1997. The Company advanced the date for the annual meeting to April 18, 1997 and set the record date as March 14, 1997. A Stipulation and Order was entered to that effect.

ASSOCIATION FOR DISABLED AMERICANS, INC. DANIEL RUIZ AND JORGE LUIS RODRIGUEZ
V. EUROPA CRUISES OF FLORIDA 2, INC. AND EUROPA CRUISES CORPORATION (United States District Court for the Southern District of Florida, Miami Division, Civil Action No. 98-1836)

On July 31, 1998, the Association for Disabled Americans, Inc., Daniel Ruiz and Jorge Luis Rodriguez filed suit against Europa Cruises of Florida 2, Inc. and Europa Cruises Corporation ("Europa") for injunctive relief pursuant to the Americans With Disabilities Act. The Plaintiffs claim, in part, that Europa has discriminated against them by denying them access to and full and equal enjoyment of services, facilities, accommodations, the subject vessel and premises and that the Company has failed to remove architectural barriers and erect certain architecturally required improvements. The Plaintiffs have requested that the Court issue a permanent injunction enjoining Europa from continuing its alleged discriminatory practices, ordering Europa to alter the subject vessel and premises, close the subject vessel and premises until the alleged required modifications are completed and to award Plaintiffs attorneys' fees, costs and expenses incurred. The Company intends to vigorously defend this action.

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

On January 15, 1997, the Bay St. Louis Community Association, Preserve Diamondhead Quality, Inc., Gulf Islands Conservancy, Inc. and Concerned Citizens to Protect the Isles and Point, Inc. filed a Notice of Appeal appealing the decision of the Chancery Court to the Supreme Court of Mississippi. On July 23, 1998, the Supreme Court of Mississippi reversed the lower court's decision and remanded the case to the lower court for a hearing on the merits. On or about August 6, 1998, Casino World, Inc. filed a Motion for Rehearing which was denied on October 15, 1998. The case was remanded to the lower court for a hearing on the merits.

BAY ST. LOUIS COMMUNITY ASSOCIATION, INC., PROTECT DIAMONDHEAD QUALITY, INC., CONCERNED CITIZENS TO PROTECT THE POINT AND ISLES, INC. AND GULF ISLANDS CONSERVANCY, INC. V. THE COMMISSION ON ENVIRONMENTAL QUALITY, HANCOCK COUNTY PORT AND HARBOR AUTHORITY, AND CASINO WORLD, INC. (CHANCERY COURT OF HANCOCK COUNTY, MISSISSIPPI)(CASE NO. 97-0386)

CASE DECIDED
On June 6, 1997, Bay St. Louis Community Association, Inc., Protect Diamondhead Quality, Inc., Concerned Citizens to Protect the Point and Isles and Gulf Islands Conservancy, Inc. filed a Notice of Appeal against the Commission on Environmental Quality, Hancock County Port and Harbor Authority, and Casino World, Inc., in the Chancery Court of Hancock County, Mississippi (Case No. 97-0386) appealing that Order of the Mississippi Commission on Environmental Quality dated June 26, 1997, affirming the water quality certification issued to Casino World, Inc. on January 9, 1997, as modified and clarified on May 22, 1997. On July 11, 1997, Appellants filed an Amended Notice of Appeal. On or about August 19, 1997, the Administrative Record in the case was filed with the Court. All briefs were filed in the case on or before October 31, 1997. On February 27, 1998, the Chancery Court filed a Memorandum Opinion and Order denying the appeal and entering judgment in favor of the Appellees, including Casino World, Inc. No appeal from the decision of the lower court was filed. The time period for appealing expired.

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

FRIENDS OF THE EARTH, INC. AND GULF ISLANDS CONSERVANCY, INC. V. UNTIED STATES ARMY CORPS OF ENGINEERS (In the United States District Court for the District of Columbia)(Case No. 1:98CV00801)

On March 27, 1998, Friends of the Earth, Inc. and Gulf Islands Conservancy, Inc. filed a Complaint for Declaratory and Injunctive Relief against the United States Army Corps of Engineeers to, inter alia, declare the Corps' approval of the Casino World, Inc. Permit without prior preparation of an environmental impact statement, to be arbitrary, capricious, an abuse of discretion and in violation of the National Environmental Policy Act, applicable Council on Environmental Quality regulations and applicable U.S. Army Corps of Engineers regulations and to enjoin the U.S. Army Corps of Engineers from permitting Casino World, Inc. or its successors-in-interest and all other casino developers from proceeding with future development of any dockside gambling facilities or related infrastructure in certain areas, including the Company's site on the Bay of St. Louis, in Mississippi, until the Corps prepares an environmental impact statement. The Company was not named as a party in the action. On or about August 31, 1998, the Company filed a motion for leave to intervene as a party defendant in the action. On November 4, 1998, the Court granted the Company's motion.

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

CASE DISMISSED
On April 22, 1993, Charles S. Liberis filed an action in the Court of Chancery of the State of Delaware in and for New Castle County against Europa and its subsidiary, Casino World, Inc. (CAI) and the above-named entities and directors of Europa. In the action, Liberis alleged a scheme on the part of CAMC and Serco acting with Petty, Reddien and others to seize control of Europa by changing the membership of the Board and transferring power to the directors nominated by Serco, an alleged entrenchment by that Board by means of a proposed issuance of Preferred Stock of Europa and an alleged scheme by that Board to entrench itself in Casino World, Inc. by spinning off CAI to the stockholders of Europa and selling 60% of CAI to outside investors and improper actions relating to the retention of the services of CAMC. Count I of the Complaint sought the removal of allegedly wrongfully elected directors and two officers and the reinstatement of Liberis as CEO. Counts II and III sought relief against the issuance of the Europa Preferred Stock. Count IV sought injunctive relief as to the proposed spinoff of CAI. Count V sought relief against CAMC and Serco for civil conspiracy. Liberis sought a preliminary injunction to enjoin three directors elected at Europa's Board meeting on December 12, 1992 from acting on behalf of Europa and CAI and to enjoin Reddien, the then Chief Executive Officer of both Europa and CAI from taking any action on behalf of those entities. On May 17, 1993, the Court denied Liberis' application for a preliminary injunction finding that Liberis had failed to establish a likelihood of success on the merits as well as irreparable harm that would result in the event an injunction were not entered. On March 25, 1996, an Order was entered dismissing this case as moot.

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

CASE RECENTLY DISMISSED/MOTIONS PENDING
On or about May 5, 1993, Liberis filed suit in the Circuit Court in and for Pinellas County, Florida (Case No. 93-001626-CI-008) for rescission, fraud and conspiracy. On or about August 4, 1993, Liberis filed an Amended Complaint, naming additional defendants and adding a count for defamation. Liberis alleges that the defendants conspired to defraud, coerce and trick Liberis into resigning his position as Chief Executive Officer and Chairman of the Board of Europa Cruises Corporation and defamed him. Liberis seeks compensatory, punitive, treble damages and attorneys' fees from the above-named defendants.

The case was stayed pending the outcome of certain other cases involving several of the parties. On or about August 7, 1995, the defendants agreed to lift the stay for discovery purposes and for the purpose of finalizing the pleadings.

On or about April 22, 1996, Liberis filed a Motion for Leave to Amend, a Second Amended Complaint and a Motion for Substitution of Parties. On or about October 20, 1997, Liberis filed a Motion for Leave to File a Third Amended Complaint and to Join Additional Party Plaintiff which motion was granted. In the Third Amended Complaint, Liberis, inter alia, adds an additional co-Plaintiff, Ginger Liberis, his former wife; names new defendants, including Europa Cruises Corporation and Peter Mueller, Senior Vice President of Casinos Austria Maritime Corporation, and John Does A-Z; and adds several new theories and claims for relief, including fraud, breach of fiduciary duties, defamation, slander per se, intentional infliction of emotional distress, a RICO (Racketeer Influenced and Corrupt Organizations Act) claim, and other claims for other tortious conduct. On or about October 30, 1997, Liberis filed an appeal from the Order of the Court granting the motion of Defendant Victor Gersh/Estate of Victor Gersh to dismiss the Complaint against them. Liberis' appeal was denied. Liberis also filed a separate action against the Estate of Victor Gersh which remains pending. On or about December 31, 1997, the case was removed to the United States District Court for the Middle District of Florida, Tampa Division (Case No. 97-3062-CIV-T-24-E).

On September 30, 1998, the Honorable Susan C. Bucklew, granted the Motions to Dismiss filed by Europa and Casinos Austria Maritime Corporation. The Judge ordered the Court Clerk to close the case. Liberis filed a motion to have the Court reconsider its ruling and to have certain claims remanded to the state court. The Company filed a motion for attorneys' fees. Various other post-ruling motions were filed.

WAREHOUSE FIRE/GAMBLING EQUIPMENT SEIZURE

On or about September 18, 1998, the Company was informed there had been one or two fires in a Madeira Beach warehouse used by the Company. Investigators have informed the Company that the fire was the result of arson. A former employee of the Company has been arrested and charged with First Degree Arson and Burglary by the Pinellas County Sheriff's Office. The Company has been informed that this employee has confessed to committing a burglary to the warehouse and setting the fire to cover up this criminal activity.

During the course of the fire investigation, the investigators seized all gambling equipment and paraphernalia found in the warehouse pursuant to a search warrant, and Chapters 849.15 and 849.231 of the Florida Code which prohibits, among other things, the manufacture, sale or possession of certain gambling devices except under certain exemption for those registered with the United States Government pursuant to 15 U.S.C. ss 1171 et. seq. The Company is registered with the United States Government pursuant to 15 U.S.C. ss 1171 - 1178, and believes it falls within the exemption. The Company believes the investigators who seized the equipment did not know that the Company was so registered. The Company has retained an attorney to handle this matter and to obtain the return of the seized equipment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

NONRECURRING ITEMS

During 1997, the Company had several nonrecurring items in net income. These included an option fee received from Hilton, proxy contest costs and a termination fee paid to Casinos Austria. If the foregoing were eliminated from operating results, the Company's 1997 net income, before preferred dividends, for the three months ended September 30, 1997, would have been $16,333.

PER PASSENGER REVENUE

The Company operated 524 cruises in 1998 versus 565 for the three months ended one year ago. The Company carried 65,808 passengers in 1998 as compared to 75,694 passengers in 1997, a decrease of 9,886 passengers. The average revenue per passenger was approximately $60.44 in 1998 as compared to $63.52 in 1997, a decrease of $3.08 per passenger or 4.8%. The Company carried an average of 126 and 153 passengers per cruise respectively in 1998 and 1997.

The major differences in components of income were a decrease in paid fares of $380,000, a decrease in casino revenue of $275,000 and charter fees in 1997 totaling $157,500.

TOTAL REVENUES/GAMING REVENUES

The Company earned total revenues of $3,977,352 in 1998 as compared to total revenues of $4,965,637 in 1997, a decrease of 19.9%. Gaming revenue was $3,429,723 in 1998 as compared to $3,704,557 in 1997, a decrease of 7.4%. The revenue drop was most significantly impacted by 28 cruise cancellations due to hurricane Georges.

PASSENGER FARES

Passenger fares fell from $709,213 in 1997 to $329,104 in 1998, a decrease of $380,109 or 53.6%. The average passenger fare in 1997 was $9.37 compared to $5.00 in 1998. Strong competition for VIP players contributed to this decline.

FOOD AND BEVERAGE REVENUES

Revenue from food and beverage sales decreased from $284,974 in 1997 to $200,192 in 1998, a decrease of $84,782 or 29.75%. The decrease is attributable to reduced passenger counts at the west coast ports and an increase in VIP passengers resulting in additional complimentary fares to VIP's and an increase in the number of passengers in Miami Beach which has the lowest net fares.

OTHER REVENUE

Other revenue decreased from $109,393 in 1997 to $18,333 in 1998, a decrease of $91,060. Other income in 1997 includes $66,667 which represented one month of the $400,000 paid by Hilton Gaming Corporation to the Company in return for the exclusive right to negotiate a joint venture agreement with respect to the Company's Diamondhead, Mississippi, property for a 180-day period of time, which time period has expired.

COSTS AND EXPENSES

VESSEL OPERATING EXPENSES

Vessel operating costs and expenses decreased from $3,229,139 in 1997 to $3,052,803 in 1998, a decrease of $176,336 or 5.5%.

ADMINISTRATIVE AND GENERAL AND OTHER OPERATING

Administrative and general costs and expenses increased from $521,921 in 1997 to $566,506 in 1998, or $44,585, an increase of 8.5%. Other operating expenses decreased from $195,909 in 1997 to $73,254 in 1998 or $122,655 a decrease of 62.6%. This decrease is attributable primarily to proxy costs and the write-off of the Casinos Austria termination fee in 1997. See Note 1 to the financial statements.

ADVERTISING AND PROMOTION

Advertising and promotion decreased from $364,703 in 1997 to $103,540 in 1998, or $261,163, a decrease of 71.6%.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased from $462,313 in 1997 to $508,306 in 1998, or $45,993, an increase of 9.9%. This increase results from the drydock costs incurred in 1997 receiving a full compliment of amortization in 1998.

NONRECURRING SALES TAX SETTLEMENT

In June, 1997, the Company settled its sales tax liability with the State of Florida Department of Revenue. See Note 5 to the Financial Statements. The settlement, which includes all audits for the covered period, was approximately $1.9 million. The settlement includes a payment schedule of approximately $21,000 per month for seven years. The settlement provides for no interest for the first 3 years and interest accruing at a rate of 6% per year for the last 4 years. Using the Company's average cost of funds as the discount rate, the Company recorded a one-time charge to income of $1,284,664 in 1997.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

NONRECURRING ITEMS

During 1997, the Company had several nonrecurring items in net income. These included an option fee received from Hilton, proxy contest costs, a termination fee paid to Casinos Austria, and settlement of the State of Florida sales tax liability. If the foregoing were eliminated from operating results, the Company's 1997 net income before preferred dividends would have been $1,061,271.

PER PASSENGER REVENUE

The Company operated 1,572 cruises in 1998, as compared to 1,692 in 1997, a decrease of 120 cruises or 7%. The Company carried 263,188 passengers in 1997 as compared to 209,240 passengers in 1998, a decease of 53,948 passengers. The Miami port showed a strong increase in passenger counts, offset by a decrease for the west coast ports. The cancellations due to hurricane Georges were a major contributor to the decrease, as well as the effects of El Nino in the first quarter. Revenue per passenger was $62.95 in 1998 as compared to $61.49 in 1997, an increase of $1.46 per passenger or 2.4%. The Company carried an average of 133 passengers per cruise in 1998 as compared to 156 in 1997.

TOTAL REVENUES/GAMING REVENUES

The Company earned total revenues of $16,395,578 in 1997 as compared to total revenues of $13,376,793 in 1998, a decrease of 3,018,785 or 17.2%. Gaming revenue was $10,469,847 in 1998 compared to $11,942,918 in 1997, a decrease of $1,473,071 or 12.3%. Contributing to the casino revenue decrease were the 120 fewer cruises in the current year.

PASSENGER FARES

Passenger fares fell from $2,654,732 in 1997 to $1,849,821 in 1998, a decrease of $804,911 or 30.3%. The average passenger fare in 1998 was $8.84 compared to $10.08 in 1997, a decrease of 12.3%. This decrease is attributable to a VIP program resulting in additional complimentary fares to VIP's, and an increase in the number of passengers in Miami Beach, which has the lowest net fares.

FOOD AND BEVERAGE REVENUES

Revenue from food and beverage sales decreased from $1,034,109 in 1997 to $695,441 in 1998, a decrease of $338,668 or 32.7%. The decrease is attributable primarily to reduced passenger counts at the west coast ports and an increase in VIP passengers resulting in additional complimentary meals and beverages to VIP's.

OTHER REVENUE

Other revenue decreased from $551,319 in 1997 to $155,684 in 1998, a decrease of $395,635 or 71.8%. Other income in 1997 included $400,000 paid by Hilton Gaming Corporation to the Company in return for the exclusive right to negotiate a joint venture agreement with respect to the Company's Diamondhead, Mississippi, property for a 180-day period of time, which time period expired.

COSTS AND EXPENSES

VESSEL OPERATING EXPENSES

Vessel operating costs and expenses decreased from $9,798,740 in 1997 to $9,213,580 in 1998, a decrease of $585,160 or 6.0%. The per cruise vessel operating costs in 1998 is $5,861 compared to $5,791 in 1997, an increase of $70 per cruise or a 1.2%. The increase in per cruise costs is due to fixed costs of operations spread over fewer cruises.

ADMINISTRATIVE AND GENERAL AND OTHER OPERATING

Administrative and general costs and expenses decreased from $1,650,884 in 1997 to $1,640,546 in 1998, a decrease of $10,338 or .6%. Other operating expenses decreased from $845,759 in 1997 to $231,547 in 1998 or $614,212, a decrease of
72.6%. This decrease is caused primarily by the proxy contest costs and the write-off of the Casinos Austria termination fee in the prior year. See Note 1 to the financial statements.

ADVERTISING AND PROMOTION

Advertising and promotion decreased from $1,218,340 in 1997 to $583,064 in 1998, or $635,276, a decrease of 52.1%. The decrease is a planned management cost reduction.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased from $1,386,921 in 1997 to $1,597,381 in 1998, or $210,460, an increase of 15.2%. This increase results from drydock costs incurred in 1997 receiving a full complement of amortization in the current year.

                        LIQUIDITY AND CAPITAL RESOURCES

In 1998, the Company expects to meet its normal operating costs and expenses from its 1998 cash flow from operations. The Company, however, may be unable to meet any unusual or unanticipated cash requirements should they arise during 1998 except through the sale of common stock or borrowing. No sales of stock have been made in the first half of 1998. However, subsequent to September 30, 1998, the Company received an advance from its Chairwoman as described in Note 4 to the accompanying consolidated statements.

The Company's working capital deficiency is approximately $4,958,101 at September 30, 1998. The deficiency incorporates $3,803,423 of debt due First Union National Bank as described below.

Investing activities (principally vessel improvements, major vessel repair and maintenance, gaming equipment purchases and Mississippi development costs) required cash of approximately $324,930 in 1998, which was met through operating cash.

On or about November 6, 1998 the Europa Sun went to drydock. The estimated cost for this drydock is $350,000.

As of September 30, 1998, the Company was not in compliance with the cash flow and tangible net worth covenants required under the terms of its bank loan agreement. The bank has waived the Company's default through October 31, 1998, at which time the bank may demand repayment if the Company remains out of compliance. The loan balance of $3,803,423 has been classified as a current liability in the accompanying 1998 consolidated balance sheet.

In the event that the Company remains out of compliance with the loan covenants and payment is demanded, the Company believes that the value of the underlying collateral is sufficient to refinance or extinguish the debt. The ultimate outcome of the matter may have a material adverse effect on the Company's financial position and operations.

Except for historical information contained herein, the matters discussed in this Item 2, in particular, statements that use the words "believes," "intends," "anticipates" or "expects" are intended to identify forward looking statements that are subject to risks and uncertainties including, but not limited to, inclement weather, mechanical failures, increased competition, governmental action, environmental opposition, legal actions, and other unforeseen factors. The development of the Diamondhead, Mississippi project, in particular, is subject to additional risks and uncertainties, including, but not limited to, risks relating to permitting, financing, legal actions, the activities of environmental groups and government-related action. The results of financial operations reported herein are not necessarily an indication of future prospects of the Company. Future results may differ materially.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See note 6, Material Contingencies


ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed during the quarter ended September 30, 1997.

ITEM 3.  STATE OF FLORIDA TAX AUDIT

         On May 1, 1998, the State of Florida, Department of Revenue, notified the Company that it intended to audit its books and records as authorized pursuant to Chapter 212 of the Florida Code (sales and use tax) for the period July 1, 1994 through March 31, 1998. The audit commenced in July.

ITEM 4.  STOCK LISTING

         The Company announced that on November 5, 1998 NASDAQ notified it that its request for continued inclusion on the NASDAQ Small Cap Market pursuant to an exception to the new $1.00 minimum bid price requirement, which became effective February 23, 1998, had been denied. Thus, effective with the close of business November 5, 1998, the Company's securities were no longer traded on NASDAQ. Effective November 6, 1998, the Companies securities began trading on the over the counter bulletin board (OTCBB).


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EUROPA CRUISES CORPORATION


Date: November 16, 1998                   By: /s/ Deborah A. Vitale
                                             ----------------------------------
                                                  Deborah A. Vitale
                                                  President

                                          By: /s/ Robert L. Zimmerman
                                             ----------------------------------
                                                  Robert L. Zimmerman
                                                  Chief Financial Officer