Form 10KSB40
period 1998-12-31
EUROPA CRUISES CORP
filed 1999-04-15
CIK 844887

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the fiscal year ended December 31, 1998

COMMISSION FILE NO:  0-17529

                           EUROPA CRUISES CORPORATION
                 (name of small business issuer in its charter)

    DELAWARE                          59-2935476
------------------------------------------------
(State of Incorporation)       (I.R.S. Employer
        Identification Number)

150-153rd Avenue East, Suite 200, Madeira Beach, Florida 33708
--------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code:            727/393-2885
Securities registered pursuant to Section 12 (b) of the Act:   None
Securities registered pursuant to Section 12 (g) of the Act:   Common Stock,
par value $.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES  X   NO
                                                              ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $ 16,802,550.

The aggregate market value of the voting stock held by non-affiliates of the Company is $8,433,231 based on the last reported sales price of $ .36 per share on April 8, 1999, multiplied by 23,425,642 shares of Common Stock outstanding and held by non-affiliates of the Company on April 8, 1999.

As of the close of business April 8, 1999, there were 28,845,702 shares of the Registrant's Common Stock outstanding (which includes 5,000,000 shares in the Europa Cruises Corporation Employee Stock Ownership Plan).

                                TABLE OF CONTENTS

PART 1

         ITEM 1.  DESCRIPTION OF BUSINESS .................................................................................3

         ITEM 2.  PROPERTIES .............................................................................................15

         ITEM 3.  LEGAL PROCEEDINGS ......................................................................................17

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS .......................................................................................25


PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS ....................................................................................26

         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS ....................................................................26

         ITEM 7.  FINANCIAL STATEMENTS ...................................................................................31

         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE ....................................................................31


PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL  PERSONS. COMPLIANCE WITH SECTION
                  16 (a) OF THE EXCHANGE ACT .............................................................................32

         ITEM 10. EXECUTIVE COMPENSATION .................................................................................37

         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT .............................................................................................40

         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .........................................................42

         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K .......................................................................43

                                     PART I


ITEM 1.  BUSINESS

Europa Cruises Corporation is a Delaware corporation which was founded in 1988. The Company became a publicly held company in 1989. The Company is an Over the Counter Bulletin Board stock trading under the symbol "KRUZ." The Company has twelve subsidiaries and conducts its current business through six of them. These are:

1.  CASINO WORLD, INC.
2.  MISSISSIPPI GAMING CORPORATION
3.  EUROPA CRUISES OF FLORIDA 1, INC.
4.  EUROPA CRUISES OF FLORIDA 2, INC.
5.  EUROPASKY CORPORATION
6.  EUROPA STARDANCER CORPORATION

STOCK LISTING

The Company's stock formerly traded on the NASDAQ Small Cap Market under the symbol "KRUZ." On or about August 27, 1997, NASDAQ announced new listing requirements for issuers trading on NASDAQ. The rules, which became effective on February 23, 1998, required, among other things, that stocks listed on the Small Cap Market trade at a minimum bid price of $1.00 per share. The Company requested an exemption from this requirement. On November 5, 1998, NASDAQ notified the Company that its request for inclusion on the NASDAQ Small Cap Market pursuant to an exemption to the $1.00 minimum bid price requirement, had been denied. Thus, effective with the close of business November 5, 1998, the Company's stock no longer traded on the NASDAQ Small Cap Market. On November 6, 1998, the Company's securities began trading on the Over the Counter Bulletin Board (OTCBB) under the symbol "KRUZ."

                              I. FLORIDA OPERATIONS

In 1998, Europa Cruises Corporation was one of the largest day cruise operators in the United States. The Company owns four gaming vessels, the EuropaSun, the EuropaStar, the EuropaSky, and the M/V Stardancer. The four ships were operated in 1998 through four of the above-named subsidiaries. In 1998, the Company operated three of the vessels out of ports located in Miami Beach, Ft. Myers and Madeira Beach, Florida. The fourth vessel, the M/V Stardancer, was reserved for charter to third parties and to replace operating vessels that went to drydock. The EuropaSun and M/V Stardancer are currently being operated by third parties. The EuropaSky and the Madeira Beach operation are currently under contract, subject to certain material contingencies, to be sold to a third party for six million dollars.

In 1998, the Company had approximately 822 gaming positions fleetwide, including approximately 447 slot machines. All gambling on the Company's vessels was and is conducted in international waters only. The Company operated 2,076 cruises in 1998 and carried 267,738 passengers in 1998. The Company earned total revenues of $ 16,802,550 in 1998.

The Company's vessels generally sail twice daily from each port. In addition to blackjack, poker, slot machines, craps, and sports betting, the Company's cruises offer dining, dancing and entertainment. In addition to its regular cruises, the Company offers various "theme" cruises and special holiday cruises for Easter, Mother's Day, the 4th of July, Halloween, Christmas and New Year's Eve. The Company also offers specialty cruises for blackjack, slot and other gaming tournaments.

EMPLOYEES

At year's end of 1998, the Company employed approximately 368 employees at its three operating locations. The Company currently employs approximately 252 employees. The Company currently operates and manages two of its vessels, the EuropaSky in Madeira Beach, Florida and the EuropaStar in Ft. Myers, Florida.

Of the Company's 252 employees, 6 are executive and management personnel and 3 are engaged primarily in administrative positions. The remaining employees are ship officers, crew, casino, reservations, food service and other staff employed by the Company who work on or about the Company's vessels. None of the Company's employees is a party to a collective bargaining agreement. The Company considers its employee relations to be generally satisfactory.

VESSELS

SUN/STAR

The EuropaSun and the EuropaStar were built in 1977, are registered in Panama and were renovated in January 1987. Both vessels are approximately 100 gross registered tons in size, 167 feet in length and 38 feet in width. Each vessel has a capacity for approximately 400 passengers. The EuropaSun had approximately 213 gaming positions in 1998, including approximately 118 slot machines. The EuropaSun is currently operated by a third party. The EuropaStar has 256 gaming positions, including approximately 139 slot machines. Each vessel has a dining area, entertainment stage, dance floor, main lounge, bars and a fully equipped galley. The EuropaSun and the EuropaStar, which are currently registered in Panama, were previously registered in the United States and at that time received Certificates of Inspection from the United States Coast Guard. Both vessels currently hold valid control verifications from the United States Coast Guard.

In February, 1999, the Company entered into a preliminary agreement, subject to certain contingencies, with Stardancer Casino, Inc., a South Carolina Company. Under the terms of the agreement, Stardancer Casino, Inc. would manage and/or sublease the Company's Miami Beach, Florida operation. Under the terms of the agreement, Europa would receive approximately $97,000 per month in addition to expenses incident to the operation. The Company is in receipt of a nonrefundable deposit in the amount of $300,000. The Company's landlord has objected to an assignment of the Company's lease. Therefore, the Company intends to enter into a management contract. Stardancer Casino, Inc. has been managing the port since March 1, 1999. One or more of the principals of Stardancer Casino, Inc. are affiliated with Seven Star Charters, Inc. which charters the Europa Stardancer.

SKY

The EuropaSky, was acquired in 1992, renovated by a U.S. shipyard and placed in operation in November of 1993. The vessel is 498 tons, 160 feet in length and 36 feet in width. The vessel has a capacity for 440 passengers. The EuropaSky has approximately 254 gaming positions, including approximately 130 slot machines. The EuropaSky has two dining areas, including one for VIP's, an entertainment stage, dance floor, several lounges, a small conference and television room, and a sun deck with seating for up to 100 persons. The EuropaSky was built to U.S. safety standards in order to receive a United States Coast Guard Certificate of Inspection. The EuropaSky's United States registry was made possible by 1992 legislation that, for the first time, allowed U.S. registered vessels to carry gambling equipment to and from U.S. ports for use in international waters.

STARDANCER

The M/V Stardancer was purchased in August 1994 and is a U.S. registry vessel built in 1984. The vessel has a gross registered tonnage of 97 tons, is 150 feet in length, and 36 feet in width, and has a capacity for approximately 400 passengers. The Company attempts to time charter the vessel during periods when it is not being used as a replacement vessel when one of the Company's other operating vessels is in drydock. The M/V Stardancer had 99 gaming positions, including approximately 70 slot machines. The Stardancer has a dining area, several bars and a sun deck with seating for up to 100 persons.

On December 29, 1998, the Company entered into a Charter Agreement with Seven Star Charters, Inc. to charter the Stardancer for a five year period beginning January 1, 1999. The Agreement calls for an annual charter fee of $1,080,000 in addition to certain insurance payments. The Agreement gives Seven Star Charters, Inc. an option to purchase the Stardancer for $2,800,000, or less depending on the time of purchase. The Company received an advance charter fee in the amount of $275,000 and a Letter of Credit in the amount of $150,000. The Stardancer is currently operated out of Myrtle Beach, South Carolina. One or more of the principals of Seven Star Charters, Inc. are affiliated with Stardancer Casino, Inc., which currently manages the Europa Sun in Miami Beach, Florida.

OPTION AGREEMENT

On December 30, 1998, the Company entered into an Option Agreement and Letter of Understanding with International Hospitality, Inc., a publicly-traded Canadian corporation. Under the terms of the agreement, International Hospitality, Inc. agreed to pay Europa a $300,000 refundable option fee in return for the exclusive right to negotiate with Europa for a thirty day period of time with respect to operating and managing one or all of Europa's three operations in Miami Beach, Madeira Beach, and/or Ft. Myers, Florida. The Option payment was refundable in cash or stock, at the Company's election, in the event no agreement was reached. No agreement was reached. On February 27, 1999, the Company forwarded 750,000 shares of Common Stock to International Hospitality, Inc. in repayment of the refundable option fee. The President of Europa holds the proxy to vote the shares issued for a period of one year.

COMPETITION

When the Company began its Florida operations in 1988, there were approximately four other vessels operating gambling day or evening cruises out of Florida. Currently,there are approximately twenty-six vessels offering such cruises, many of which compete directly with the Company's vessels.

In the past several years, competition in the day cruise industry has been fierce. Many of the competing firms offer free cruises or minimally priced cruises. This has forced the Company to adjust its fares and to offer free cruises to remain competitive. Indeed, in order to now compete in the industry, the Company must allow many of its passengers to routinely sail for free. The Company has also been forced to reduce its fares dramatically. When the Company can command a fare, the fare is nowhere near what it was in recent prior years or in the Company's earlier years. The fare must remain competitive or passengers will simply sail on the competition. The fare charged in each port also varies depending on the port, the market, the competition in that market, the day of the week, the time of day, the time of year, and whether or not it is a holiday season. The Company offers various discount passenger rates to groups and charterers of an entire vessel and offers special fares and complimentary fares for its rated casino patrons. The Company's vessels have been used for convention meetings, continuing education programs, weddings and various other group gatherings.

The influx of operators into Florida has also placed a premium on new port locations which makes expansion in the industry more difficult. Further, the competition can relocate to any area in which the Company's vessels are currently located. Any additional increase in competition in any of the Company's ports would have an adverse impact on operations and the Company's financial position. In 1998, the advent of new competitors in all three of the Company's ports was seriously adverse for the Company. There was an immediate and dramatic decrease in total revenues.

In addition to competition in the cruise-to-nowhere industry, the Company competes with a variety of other activities in those areas where it operates its vessels. These include, but are not limited to, land-based Indian gaming casinos, poker rooms, short-term cruises, resort attractions, various sports activities and numerous other recreational activities.

MADEIRA BEACH, FLORIDA

On or about May 21, 1998, SunKruz, the largest operator in the cruise-to-nowhere business in Florida, purchased the cruise-to-nowhere operation directly across the water from the Company's location in John's Pass in Madeira Beach, Florida. SunKruz expends significant amounts of money in advertising, marketing and promotion and buses passengers to its port. The Company does not have sufficient funds to do likewise. SunKruz operates a more modern casino vessel which is equipped with numerous, more modern slot machines. While the Company has invested in some new slot machines, for the most part, the slot machines on the Company's vessel are old when compared to the slot machines on the competitor's vessel. The Company's revenues decreased as a result of the introduction of SunKruz in Madeira Beach.

MIAMI BEACH, FLORIDA

On or about October 20, 1998, the Casino Princessa commenced operations in Miami Beach, Florida. The Princessa is a modern, elegant vessel with an interior that resembles that of a land-based casino. It is fully equipped with the latest gaming equipment and slot machines. It is located at Bayside, a popular shopping mall with numerous restaurants which is heavily frequented by both locals and tourists. It is within approximately five miles of the Company's port. The Company lost a large percentage of its business to the Casino Princessa.

In addition, on or about December 26, 1998, another vessel, the Eldorado, opened at the Dupont Plaza Hotel, within approximately five miles of the Company's port in Miami Beach. The Eldorado is a small, but beautifully decorated and fully equipped vessel. This operation has also taken a percentage of the Company's business.

FT. MYERS, FLORIDA

The Ft. Myers operation has been the mainstay of the Company. The Ft. Myers operation generated the bulk of the revenue earned by the Company for many years. The Ft. Myers operation enjoyed a virtual monopoly since it first opened. However, in or about January 1998, two vessels, the "Big M" and the "Royal Princess" commenced operations in Ft. Myers. The Royal Princess left in April of 1998. Thus, in the first quarter of 1998, the Company had competition from two competitors in Ft. Myers. In the second quarter of 1998 and continuing to date, the Company has been in direct competition with the Big M. The Big M is located within a few hundred yards of the EuropaStar. The Big M expends significant amounts of money in advertising, marketing and promotion and buses passengers to its port. The Company does not have sufficient funds to do likewise. While the Company has invested in some new slot machines, for the most part, the slot machines on the Company's vessel are old when compared to the slot machines on the competitor's vessel. The Company's revenues decreased dramatically as a direct result of the introduction of the Big M in Ft. Myers.

The introduction of two competitors in Ft. Myers severely affected the Company's passenger counts and revenues in 1998 and, accordingly, its income from operations in 1998. The operation of the Big M in Ft. Myers continues to significantly affect the Company's passenger counts and revenues.

WEATHER AND SEASONAL FLUCTUATIONS

The business of the Company suffers as a direct result of inclement weather. Inclement weather has a direct effect on the number of cruises conducted and on passenger counts. In addition, passenger counts are reduced immediately before and immediately after inclement weather conditions. The business of the Company is also subject to seasonal fluctuations. In 1998, weather conditions severely affected the Company's operations and revenues.

In 1998, El Nino and two hurricanes, Hurricane Georges and Hurricane Mitch, combined to severely impact the revenue and cash flow of the Company. El Nino affected the Company's operations in the first quarter. The Company operated 504 cruises in the first quarter of 1998, as compared to 568 cruises in the first quarter of 1997, a decrease of 64 cruises, or 11% . The Company carried only 69,804 passengers in the first quarter of 1998, as compared to 99,197 during the same period in 1997, a decrease of 29,393 passengers, or 30%. Hurricane Georges hit the Florida ports in the third quarter of 1998. In the last week of September, Hurricane Georges forced the Company to close all three of its operations. The Company was also forced to move all four of its vessels to safe harbors to avoid the effects of Hurricane Georges. Thus, in addition to a loss of revenues, the Company incurred the added expenses of securing its vessels. The Company's vessels suffered no damage as a result of the hurricanes and no injuries were reported in connection with the Company's operations. While the decrease in the number of cruises and passengers in 1998 is, in management's opinion, attributable to a combination of severe weather, drydock, and new competition, the Company obviously lost a substantial number of passengers and cruises as a result of severe weather conditions.

MARKETING AND PROMOTION

The Company does not have sufficient funds with which to advertise, market and promote its cruises. The Company focuses its marketing efforts on its repeat customers, the local population and tourists. The Company tries to attract passengers from the local population to survive the seasonal fluctuations that are known to occur in the Florida tourist industry. The Company currently markets its cruises primarily through direct mail. The Company's financial ability to advertise is minimal compared to the heavy advertising, marketing and promotion of the Company's competition.

GAMING EQUIPMENT

Most of the gaming equipment on board the vessels which the Company operates are leased from Casinos Austria Leigenshalftwerwaltung-Und Leasing (CALL). On October 13, 1994, the Company entered into an Equipment Lease Agreement with CALL pursuant to which the Company leased all gaming equipment on the Company's four vessels for a period of forty months at $46,398 per month. The Company has an option to purchase the equipment for the sum of one dollar at the conclusion of the lease. In February, 1997, the Equipment Lease was extended for an additional five months and the lease payment was increased to $49,025.39 to provide for previous lease payments not made. On April 1, 1998, the Equipment Lease was amended so as to reduce the monthly payments of $49,025 to $25,000 per month. The lease was then-scheduled to end in May, 1999. However, due to a decrease in operating revenue, the Company was unable to continue to make its lease payments and the lease is in default. As of April 9, 1999, the outstanding balance on the lease was $291,986.87. The Company has notified Casinos Austria that it intends to pay the balance due on the lease out of the proceeds of the sale of the EuropaSky. The Company intends to exercise its option to purchase the equipment for $1.00. The sale of the EuropaSky, assuming it closes, is scheduled to close on or about May 10, 1999. In the event the sale does not close, the Company will either have to enter into another agreement with Casinos Austria or pay the full amount owed.

FEDERAL LEGISLATION

In addition to state-related legislation which could adversely affect the cruise-to-nowhere business in Florida and elsewhere, on January 6, 1999, Congressmen, Wolf, Gilchrest and Shays introduced a Bill, H.R. 316, (the "Cruises-to-Nowhere Act of 1999"), to amend the Johnson Act to restore the authority of State laws over gambling cruises-to-nowhere. This Bill, should it become law, would give states the ability to apply their own laws to gambling cruises-to-nowhere. The passage of this law would allow the state of Florida and other states to ban cruises-to-nowhere. Such a ban would destroy the business of the Company in Florida. The Bill has been referred to the House Committee on Transportation and Infrastructure Subcommittee on Coast Guard and Maritime Transportation.

STATE REGULATION - FLORIDA

In 1996, the Florida legislature enacted a law intended to promote economic development for the Florida para-mutual industry by increasing full card simulcasting and intertrack wagering and permitting low-stakes (the maximum allowable pot is $10.00) card rooms at pari-mutual facilities. The pari-mutuals must choose between operating card rooms or carrying simulcasts on the days they operate. Card rooms operate in Miami and Tampa where the Company operates vessels.

On an almost annual basis, a representative(s) of the Florida legislature will introduce a bill in the Florida State House of Representatives to ban all cruises-to-nowhere originating from the State of Florida. These bills have died in committee or been defeated in the past. However, there can be no assurance that bills currently pending or introduced in the future to ban cruises-to-nowhere will be similarly defeated.

In addition, bills have previously been introduced seeking to place a $1.00 per passenger surcharge on cruises of less than 24 hours and a $5.00 per passenger surcharge on cruises of 24 hours or longer. This surcharge was intended to fund a Trust Fund to be used for statewide beach restoration and management. The Bills were subsequently amended so that the cruise-to-nowhere industry would not be taxed and as such became law. There can be no assurance that similar bills designed to tax passengers on cruises-to-nowhere will not be introduced in the future.

On or about March 23, 1998, an amendment to a prefiled Bill was introduced which, in part, prohibited the advertisement of any form of gambling in any newspaper, circular, poster, pamphlet, radio, telegraph, telephone or otherwise. It is the Company's understanding that the Committee to which the amendment was sent adjourned without taking action on the amendment. There can be no assurance that the amendment will not be reintroduced at a later time.

There can be no assurance that legislation will not be introduced in Florida which could adversely affect the business of the Company or the ability of the Company to continue operating cruises-to-nowhere out of Florida ports.

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

In addition, in 1998, the Attorney General for the State of Florida had several vessels of several companies or the equipment thereon seized for various alleged civil and criminal violations of law. There can be no assurance that the Attorney General will not seize additional vessels in the future for alleged civil and criminal violations of law.

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

FUTURE PORTS

The Company has no present intent to open any additional ports in Florida or to expand it's day cruise operations in Florida. The Company has no present intent to open any additional ports outside of Florida or to expand it's day cruise operations outside of Florida.


                                 II. MISSISSIPPI

Europa Cruises Corporation owns, through Mississippi Gaming Corporation, (hereafter "MGC") (or has options to purchase for ten dollars), a total of
404.5 acres of unimproved land in Diamondhead, on the Bay St. Louis, in Hancock County, Mississippi. The Company intends to construct a destination casino resort and hotel at the 404 acre site. The site, which is located immediately off Interstate 10, is adjacent to a site on which Circus Circus Enterprises, Inc., also intends to develop a destination casino resort and hotel. The Company's destination resort is expected to include a luxury hotel and spa, a sports and entertainment center, approximately 120,000 square feet of casino space, a state-of-the-art recreational vehicle park, a business conference center and an executive golf course. The site was appraised as of March 26, 1996, at $8,000,000 by J. Daniel Schroeder Appraisal Company. The appraisal was predicated on the site being zoned as a legally permissible water-based casino site. Europa Cruises Corporation is also the sole shareholder of Casino World, Inc. (hereafter "CWI"). The Company maintains an office in Mississippi for Casino World, Inc. and has one employee in Mississippi, but has no current operations in Mississippi.

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

INVESTMENT BANKER/ADVISOR

On April 2, 1998, the Company signed an Agreement with McDonald & Company Securities, Inc. ("McDonald"), retaining McDonald as the Company's exclusive investment banker and advisor. McDonald was retained to spearhead Europa's efforts to engage a joint venture partner and/or to obtain the necessary financing required to develop a casino resort on the Company's 404 acre tract located in Diamondhead, Mississippi. Under the Agreement signed with McDonald, which was for a term of six months, the Company was required to pay no up-front fees or monthly fees or expenses. The Agreement was contingency-fee based and all fees were contingent on the consummation of a Transaction. The agreement expired and was not renewed by the Company.

MISSISSIPPI PERMITS/APPROVALS

(See also Item 3. Legal Proceedings.)

A.  MISSISSIPPI GAMING COMMISSION

On June 15, 1995, the Mississippi Gaming Commission granted site approval for the Diamondhead casino resort plan. (See Mississippi-Related Litigation.)

B.  MISSISSIPPI COMMISSION ON MARINE RESOURCES

On July 16, 1996, the Mississippi Commission on Marine Resources granted approval to Casino World, Inc. and the Hancock County Port and Harbor Commission for a change in the Coastal use Plan and an associated Permit to develop the Mississippi Gaming Commission approved site plan. On September 18, 1996, several associations opposed to the change and the Permit filed an appeal to the Chancery Court of Hancock County, Mississippi. On October 16, 1996, Casino World, Inc. and the Hancock County Port and Harbor Commission filed a Joint Motion to Dismiss for Untimely Appeal in which they alleged that the appellants had failed to file their Notice of Appeal and Complaint within the proper time period. The Joint Motion to Dismiss was granted on December 31, 1996. On January 15, 1997, the dismissed parties appealed the decision of the Chancery Court to the Supreme Court of Mississippi. On July 23, 1998, the Supreme Court of Mississippi reversed the lower court's decision and remanded the case to the lower court for a hearing on the merits. On or about August 6, 1998, Casino World, Inc. filed a Motion for Rehearing which was denied on October 15, 1998. The case has been remanded back to the lower court for a hearing on the merits. (See Mississippi-Related Litigation.)

C.  MISSISSIPPI DEPARTMENT/COMMISSION ON ENVIRONMENTAL QUALITY

On January 22, 1997, the Mississippi Department of Environmental Quality issued a Construction Storm Water General (National Pollution Discharge Elimination System (NPDES)) Permit to Casino World. Inc. On January 9, 1997, the Mississippi Commission on Environmental Quality ("MCEQ") approved the issuance of the Water Quality Certification granted by the Mississippi Department of Environmental Quality, Office of Pollution Control, to Casino World, Inc. and Hancock County Port and Harbor Commission. Certain associations opposed to the granting of this Certification requested an evidentiary hearing which was held in April, 1997. On June 26, 1997, the MCEQ issued an Order affirming the Water Quality Certification issued to Casino World, Inc. on January 9, 1997, as modified and clarified on May 22, 1997. The same associations appealed the decision to the

Chancery Court of Hancock County, Mississippi. On February 27, 1998, the Chancery Court filed a Memorandum Opinion and Order denying the appeal and entering judgment in favor of the Appellees, including Casino World, Inc. No appeal from the decision of the lower court was filed and the time period for appealing has expired. (See Mississippi-Related Litigation.)

D.  U.S. ARMY CORPS OF ENGINEERS

On March 26, 1998, the U.S. Army Corps of Engineers issued a Permit to the Hancock County Port and Harbor Commission, which was then immediately transferred to Casino World, Inc. and Mississippi Gaming Corporation, to, among other things, construct a casino mooring facility in the Bay of St. Louis, at the Company's Diamondhead, Mississippi site. The time limit for completing the work authorized under the Permit is March 26, 2001. Unless there are circumstances requiring either a prompt completion of the authorized activity or a reevaluation of the public interest decision, the Corps, as stated in the Permit, will normally give favorable consideration to a request for an extension of this time limit. (See Mississippi-Related Litigation.)

E.  TIDELANDS LEASE

On February 1, 1996, MGC entered into a lease with the Hancock County Port and Harbor Commission to lease 10.15 acres of tidelands (bottomlands) and .1 acre of uplands. The bottomlands lease covers the area where the casino barges and the pier between the hotel and the casinos will be moored. The term of the lease was for five (5) years beginning 30 days after construction on the project commenced. There were four five (5) year option renewal periods. The cost of the lease was $2,250,000 for the first five years of which $25,000 was paid on signing, and of which $95,000 was payable upon commencement of construction. Both payments were to be applied toward the lease payments which were $10,000 per month during construction. The remainder of the $2,250,000 was to be amortized over the remainder of the lease after operation of the casino commenced. Renewal options were to be at fair market value as defined under Mississippi Code Ann. Section 29-1-107(2)(b)(Supp. 1994) or as amended by subsequent legislation and adopted and published rules of the Secretary of State for the administration, control and leasing of public trust tidelands, as amended and revised.

The lease was contingent on the project receiving all necessary approvals for construction and compliance with the Memorandum of Understanding which transferred management and control of the subject tidelands from the Mississippi Secretary of State to the Hancock County Port and Harbor Commission. The Memorandum required the Hancock County Port and Harbor Commission to enter into a tenant lease for the tidelands within one year of signing of the transfer, November 19, 1995, and commencement of casino operations within three years of signing of the transfer.

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

Casino operations did not commence within three years of signing of the transfer and the Tidelands Lease has expired.

The Mississippi Secretary of State has indicated that he will not renew a lease with the Hancock County Port and Harbor Commission. Therefore, Casino World, Inc. will be required to apply directly to the Secretary of State for a new Tidelands Lease. There can be no assurance the Mississippi Secretary of State will grant a Tidelands Lease.

F.  HANCOCK COUNTY BOARD OF SUPERVISORS

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

On November 18, 1998, Casino World, Inc. forwarded a request to the Hancock County Planning Commission for an extension or renewal, to the extent, if any, one might have been deemed necessary, of that Special Use District-Waterfront District designation given to the property to be developed by Casino World, Inc. on the Bay of St. Louis in Hancock County. On November 19,1998, the Hancock County Planning Commission passed a resolution extending the Waterfront Special Use District designation for a period of one year from January 6, 1999 to January 6, 2000. The resolution was submitted to the Hancock County Board of Supervisors for ratification and approval. On November 30, 1998, the Hancock County Board of Supervisors voted to approve the resolution.

Any modification of the approved site plan may require resubmission to and reapproval by the Mississippi Gaming Commission, the Mississippi Department of Marine Resources, the Mississippi Department of Environmental Quality and/or the U.S. Army Corps of Engineers. Therefore, the conditions of these permits are material and must be factored into any negotiation with any potential joint venture partner. The foregoing permits and approvals remain subject to the outcome of certain litigation and the actions of environmental groups and various federal, state and local governments and agencies, including the foregoing. (See Mississippi-Related Litigation.)

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

The political and regulatory environment in which the Company is and will be operated with respect to gaming activities, is uncertain, dynamic and subject to rapid change. Existing operators often support legislation and litigation designed to make it more difficult or impossible for competition to develop and operate gaming facilities. Anti-gaming activists have introduced measures designed to make gambling illegal in Mississippi. This environment makes it impossible to predict the effects, including costs, that the adoption of and changes in gaming laws, rules and regulations and/or competition will have on proposed gaming operations.

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

ITEM 2.  PROPERTIES

OFFICES/OPERATING PORTS

The Company owns an office condominium which it uses at 150-153rd Ave., Suite 202, in Madeira Beach, Florida. The condominium is adjacent to office space leased by the Company. The Company paid approximately $104,000 for the condominium.

The Company leased office space at the following locations during the year ended 1998.

FLORIDA:
--------
LOCATION                                                       LEASE TERMS
--------                                                       -----------

150-153rd Ave., Suite 200,                                     Twelve months with an option to renew for two
Madeira Beach, Florida 33708                                   additional one year periods.

150-153rd Ave., Suite 204                                      Twelve months with automatic renewal for
Madeira Beach, Florida 33708                                   additional two years.

150-153rd Ave., Suite 205                                      Twelve month, renewable on a 5 year basis.
Madeira Beach, Florida 33708                                   (This lease was terminated.)

645 San Carlos Blvd.                                           Five years commencing March 1, 1995
Ft. Myers Beach, Florida 33931                                 with option to renew for three years.

1280 5th Street                                                Five years commencing March 1, 1995 with
Miami Beach, Florida 33139                                     option to renew for two years. The Company
                                                               exercised its option to renew in January, 1997.


DOCK SPACE
The Company leases dock space at the following locations:

LOCATION                                                       LEASE TERMS
150-129th Ave.                                                 Three years commencing October, 1996
Madeira Beach, Florida  33708                                  with option to renew for two additional
                                                               three year periods.

545 San Carlos Boulevard                                       Five years commencing December 1, 1995
Ft. Myers Beach, Florida 33931                                 with option to renew for three years.

1280 5th Street                                                Five years commencing March 1, 1995 with
Miami Beach, Florida  33139                                    option to renew for two years. The
                                                               Company exercised its option to renew in
                                                               January, 1997.

MISSISSIPPI:
5403 Indian Hill Blvd.                                         Three years commencing June 1,  1995
Diamondhead, MS  39525


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

In order to ensure that MGC has adequate access to the proposed gaming site at Diamondhead, Mississippi, MGC acquired a 100-foot wide perpetual easement from an adjoining property owner on December 22, 1994. The cost of the easement was $60,000. MGC has the right to construct an asphalt roadway at its expense on the easement property. If construction of the roadway does not commence in seven years of the easement grant, the easement terminates and reverts to the Grantors.

ITEM 3.  LEGAL PROCEEDINGS.

                             TAX-RELATED LITIGATION

FLORIDA DEPARTMENT OF REVENUE TAX AUDIT

SETTLED

On November 28, 1994, the Florida Department of Revenue issued a Notice of Intent to make Sales and Use Tax Audit Changes to the Company for the period February 1, 1989 through June 30, 1994. The total proposed assessment, including estimated penalties and interest, through June 15, 1997, totalled approximately $7.4 million. In June, 1997, the Company settled this liability by entering into Closing Agreements with the Florida Department of Revenue. The settlement, which includes all audits for the covered period, is approximately $1.9 million. The settlement includes a payment schedule of approximately $21,000 per month for seven years (payment reduced to $10,475.89 in March 1998). The settlement provides for no interest for the first 3 years and interest accruing at a rate of 6% per year for the last 4 years.

GALVESTON INDEPENDENT SCHOOL DISTRICT, ET AL. V. EUROPA CRUISE LINES OF TEXAS, INC. ET AL. (In the District Court of Galveston County, Texas) (Case No. 95TX0051)

On or about January 31, 1995, the Galveston Independent School District filed a Petition in the District Court of Galveston County, Texas for ad valorem taxes allegedly due for the year 1990 in the principal amount of $211,470.00 and for interest and penalties in the amount of $177,634.80. The Company maintains that it is not liable for this alleged tax. The Company believes the tax is a tangible property tax which cannot be levied on a foreign flag vessel.

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

On September 13, 1995, the United States District Court for the Middle District of Florida, Orlando Division, transferred the case pending in that Court against Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc. and other defendants to the United States District Court for the District of Nevada, Southern Division. Accordingly, the case against Europa and the other defendants in the cruise ship industry will be litigated and perhaps tried together with those cases now pending against the land-based casino operators and the manufacturers, assemblers and distributors of gaming equipment previously sued in federal court in Nevada. Management believes the Nevada forum provides a more favorable forum in which to litigate the issues raised in the Complaint. The Company is sharing the cost of litigation in this matter with other defendants. On November 3, 1997, the Court heard various motions in the case, including a Motion to Dismiss filed by the cruise ship defendants. The motion was denied. On March 18, 1998, the Plaintiffs filed a Motion for Class Certification. The motion is pending.

ROBERT M. BAER, ET AL V. AMBASSADOR CRUISE LINES, INC. ET AL. (In the Circuit Court of the Seventeenth Judicial Circuit In and For Broward County, Florida) (Case No. 96-6177 (21))

CASE DISMISSED WITHOUT PREJUDICE

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

CASE PENDING

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

Europa took the position in arbitration that the Plaintiff had failed to name the real party in interest as Plaintiff and that it was too late to do so. On or about March 18, 1998, the Plaintiff filed a Motion to Re-Open the case for the purpose of considering Plaintiff's proposed Motion for Leave to Amend the Complaint to Join Marne (Delaware), Inc. as a Party Plaintiff and for Relation Back of [the] Amendment. The Plaintiff was attempting to add Marne (Delaware), Inc. as a Plaintiff in the case. On or about April 16, 1998, Europa filed an Opposition to the motion. On June 1, 1998, the District Court entered an Order Denying Sea Lane's Motion to Re-Open and Amend. On or about June 11, 1998, Sea Lane filed a Motion for Reconsideration. Europa filed a Memorandum in Opposition to Sea Lane's Motion for Reconsideration. On June 22, 1998, the District Court entered an Order Denying [Sea Lane's] Motion for Reconsideration. On or about July 6, 1998, Sea Lane filed a Notice of Appeal to the United States Court of Appeals for the Eleventh Circuit. Briefs have been filed. Oral argument is set for June 22, 1999.

Europa believes that if Sea Lane is unsuccessful on appeal, this case will be concluded inasmuch as Sea Lane's failure to have filed suit in the name of Marne (Delaware) Inc. may have been fatal to their claim. Europa believes that if Sea Lane is successful on appeal, this matter will be returned to arbitration for further proceedings. In an apparent effort to attempt to avoid a successful outcome for Europa on appeal in the above-captioned matter, on November 3, 1998, Sea Lane Bahamas Limited and Marne (Delaware) Inc. filed a similar, companion case against Europa Cruises Corporation and Europa Cruise Line, Ltd. in the Circuit Court of the Eleventh Judicial Circuit In and For Miami-Dade County, Florida (Case No. 98-25127CA02) alleging breach of charter, breach of settlement agreement, and fraud in the inducement and seeking compensatory and punitive damages. In response, Europa filed a Motion to Stay, Dismiss, and Strike.

The Company has recorded an estimated liability for losses in the above matter in the amount of $400,000.

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


CASINO WORLD, INC. AND MISSISSIPPI GAMING CORPORATION V. GULF ISLANDS CONSERVANCY, INC.; CONCERNED CITIZENS TO PROTECT THE ISLES AND POINT, INC.; PRESERVE DIAMONDHEAD'S QUALITY, INC.; BAY ST. LOUIS COMMUNITY ASSOCIATION; AND THE SIERRA CLUB, INCORPORATED AND UNITED STATES ARMY CORPS OF ENGINEERS AND UNITED STATES OF AMERICA (In the United States District Court of the Southern District of Mississippi) (Biloxi Division (Case No. 1:98CV147BrR)).

On March 26, 1998, Casino World, Inc. and Mississippi Gaming Corporation filed suit against the above-named parties, inter alia, to declare a Permit issued by the U.S. Army Corps of Engineers to the Hancock County Port and Harbor Commission on March 26, 1998, which was transferred to Casino World, Inc. and Mississippi Gaming Corporation, to be valid under Section 10 of the Rivers and Harbors Act and to enjoin the defendants from delaying, interfering or infringing on protected rights the Plaintiffs have under the Permit. On or about April 16, 1998, the Defendants (with the exception of the United States Army Corps of Engineers and United States of America) filed a Motion to Dismiss the Complaint on grounds, inter alia, that the Court lacks subject matter jurisdiction and that the Complaint fails to state a claim upon which relief may be granted. On May 21, 1998, Casino World, Inc. filed a Memorandum Brief in Opposition to the Motion to Dismiss. Three judges have recused themselves from hearing the case. The Court heard oral argument on the Motion to Dismiss and the parties are awaiting the Court's decision.

FRIENDS OF THE EARTH, INC. AND GULF ISLANDS CONSERVANCY, INC. V. UNITED STATES ARMY CORPS OF ENGINEERS (In the United States District Court for the District of Columbia)(Case No. 1:98CV00801)

On March 27, 1998, Friends of the Earth, Inc. and Gulf Islands Conservancy, Inc. filed a Complaint for Declaratory and Injunctive Relief against the United States Army Corps of Engineers to, inter alia, declare the Corps' approval of the Casino World, Inc. Permit without prior preparation of an environmental impact statement, to be arbitrary, capricious, an abuse of discretion and in violation of the National Environmental Policy Act, applicable Council on Environmental Quality regulations and applicable U.S. Army Corps of Engineers regulations and to enjoin the U.S. Army Corps of Engineers from permitting Casino World, Inc. or its successors-in-interest and all other casino developers from proceeding with future development of any dockside gambling facilities or related infrastructure in certain areas, including the Company's site on the Bay of St. Louis, in Mississippi, until the Corps prepares an environmental impact statement. The Company was not named as a party in the action. On or about August 31, 1998, the Company filed a motion for leave to intervene as a party defendant in the action. On November 4, 1998, the Court granted the Company's motion. Various motions and cross-motions in the case have been filed and briefed, including motions and cross-motions for summary judgment.


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

LIBERIS V. EUROPA CRUISES CORPORATION (In the Court of Chancery of the State of Delaware In and For New Castle County) (Civil Action No. 14889)

CASE DISMISSED

On March 12, 1996, Charles S. Liberis filed a Complaint Under 8 Delaware Code
Section 220, to inspect and/or copy the Company's shareholders' list and other materials, books and records of the Company and for attorneys fees incident to the action. On April 8, 1996, the Company filed an Answer denying that Mr. Liberis was entitled to inspect and/or copy the Company's shareholders' list and/or other materials, books and records of the Company. The Company maintained that Mr. Liberis was not entitled to the inspection sought inasmuch as he was not a shareholder of record, as required under the statute at the time the request to inspect was made. Mr. Liberis agreed to dismiss the case. A Stipulation and Order of Dismissal was signed on March 24, 1998.


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

EUROPA CRUISES CORPORATION V. LIBERIS, ET AL. (IN THE UNITED STATES DISTRICT COURT FOR THE NORTHERN DISTRICT OF FLORIDA) (CASE NO. 93-30158)

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

CASE DISMISSED/POST DISMISSAL MOTIONS PENDING

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

LIBERIS V. STEVEN M. TURNER, DEBORAH A. VITALE, WILLIAM A. HEROLD, DR. ERNST WALTER, SHARON PETTY, CHARLES "KIP" REDDIEN, SERCO INTERNATIONAL LIMITED, CASINOS AUSTRIA MARITIME CORPORATION (CAMC), AUSTROINVEST INTERNATIONAL LIMITED, BERTHA GERSH, AS ADMINISTRATOR OF THE ESTATE OF VICTOR GERSH, EUROPA CRUISES CORPORATION, PETER MUELLER, STEVEN B. SOLOMON, AND JOHN DOES A-Z (CIRCUIT COURT IN AND FOR PINELLAS COUNTY, FLORIDA)(CIVIL ACTION NO. 98-007120-CI-008)

On or about October 30, 1998, one month after the Court dismissed the previous case, Liberis and his former spouse, Ginger Liberis, filed suit in the Circuit Court in and for Pinellas County, Florida for fraud and conspiracy, intentional interference with advantageous business relationships, intentional breach of duty to facilitate stock transfers, conspiracy, negligence-failure to facilitate stock transfers, defamation, conspiracy to defame, and intentional infliction of emotional distress. The Company intends to file a motion to dismiss.

WAREHOUSE FIRE/GAMBLING EQUIPMENT SEIZURE

On or about September 18, 1998, the Company was informed there had been one or two fires in a Madeira Beach warehouse used by the Company. Investigators have informed the Company that the fire was the result of arson. A former employee of the Company was arrested and charged with First Degree Arson and Burglary by the Pinellas County Sheriff's Office. The Company has been informed that this employee confessed to committing burglary and setting fire to the warehouse to cover up this criminal activity.

During the course of the fire investigation, the investigators seized all gambling equipment and paraphernalia found in the warehouse pursuant to a search warrant and Chapters 849.15 and 849.231 of the Florida Code which prohibit, among other things, the manufacture, sale or possession of certain gambling devices except under exemption for those registered with the United States Government pursuant to 15 U.S.C. Section 1171 et seq. The Company is registered with the United States Government pursuant to 15 U.S.C. Sections 1171-1178 and believes it falls within the exemption. The Company believes the investigators who seized the equipment did not know that the Company was so registered. The Company has retained an attorney to handle this matter and to obtain the return of the seized equipment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                                  1998 Quarters             1997 Quarters
                               ------------------        -------------------
                               High           Low        High            Low
                               ----           ---        ----            ---

         First Quarter          1.03          .66        1 5/8           5/8
         Second Quarter        15/16        10/16        1 3/16        25/32
         Third Quarter         13/16         7/16         14/16        10/16
         Fourth Quarter        11/16         7/32             1        19/32


On December 31, 1998, there were 841 registered holders of record of the Common Stock of the Company. On April 9, 1999, there were 853 registered holders of record of the Common Stock of the Company.

The Company has never paid a cash dividend on its Common Stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


                                    REVENUES

The Company operated 2,076 cruises in 1998 as compared to 2,236 cruises in 1997, a decrease of 160 cruises or 7.16%. The Company carried 267,738 passengers in 1998 as compared to 330,814 passengers in 1997, a decrease of 63,076 passengers, or 19.07%. The average revenue per passenger was approximately $62.75 in 1998 as compared to $63.02 in 1997, a decrease of $.27 or .4 %. The Company carried an average of 129 passengers per cruise in 1998 as compared to an average of 148 passengers per cruise in 1997, a decrease of 19 passengers per cruise, or 12.84%.

TOTAL REVENUES/GAMING REVENUES

The Company earned total revenues of $16,802,550 in 1998 as compared to $20,847,788 in 1997, a decrease of $4,045,238 or 19.4%. The Company had gaming revenues of $13,092,182 in 1998 as compared to gaming revenues of $15,208,517 in 1997, a decrease of $2,116,335 or 13.9%. The

Company attributes the decrease in gaming revenues in 1998 to new competition, especially in Ft. Myers.

PASSENGER FARES

Passenger fares continue to decline as a direct result of competition. Passenger fares fell from $3,353,016 in 1997 to $2,260,960 in 1998, a decrease of $1,092,056, or 32.6 %. The decrease in passenger fare revenue is a direct result of increased and intense competition in the day cruise industry and the fare wars that now characterize the industry. Passenger fares in the industry range from "FREE" to whatever a particular port can command. The Company must stay competitive with respect to passenger fares charged if it is to remain competitive in the industry.

FOOD AND BEVERAGE REVENUES

Revenue from food and beverage sales decreased from $1,282,377 in 1997 to $865,356 in 1998, a decrease of $417,021 or 32.5%. The decrease is attributable to an increase in the number of passengers who are permitted to sale for free and who are provided with complimentary meals due to intense competition and fare wars in the industry.

CHARTER FEES

The Company tries to charter its fourth vessel, the M/V Stardancer, to unrelated third parties. On February 6, 1998, the Company entered into an agreement to charter the M/V Stardancer to Hudson Day River Line, Inc. for a three month period beginning February 9, 1998 for a total charter fee of $240,000. The charter was renewed for several additional months. In 1998, Charter fee income from the charter of the M/V Stardancer was $ 406,000, as compared to charter fee income of $327,500 in 1997, during which year the Stardancer was chartered for five months, representing an increase in charter fees of $78,500, or 23.96%.

OTHER REVENUE

Other revenue decreased from $676,378 in 1997, to $178,052 in 1998, a decrease of $498,326 or 73.7%. The decrease is attributable to the fact that the Company received a $400,000 option fee from Hilton Gaming Corporation in 1997.

                               COSTS AND EXPENSES

VESSEL OPERATING EXPENSES

Vessel operating costs and expenses decreased substantially from $13,121,189 in 1997 to $11,999,487 in 1998, a decrease of $1,121,702, or 8.5%. The decrease is attributable to a reduction in the number of cruises and cost reductions instituted by the Company.

ADMINISTRATIVE AND GENERAL AND OTHER OPERATING

Administrative and general costs and expenses decreased from $2,832,498 in 1997 to $2,510,943 in 1998, a decrease of 321,555 or 11.4%. The decrease is attributable, in large part, to a decrease in payroll.

ADVERTISING AND PROMOTION

Advertising and promotion costs decreased from $1,571,275 in 1997 to $634,032 in 1998, a decrease of $937,243, or 59.6%. The decrease is attributable to cost reductions instituted by the Company.

OTHER OPERATING EXPENSES

Other operating expenses decreased from $1,053,871 in 1997 to $307,716 in 1998, a decrease of $746,155, or 70.8%. The decrease is attributable to annual meeting and proxy expenses in 1997 of $428,331, a Gaming Concession termination fee in 1997 of $361,694, and lower ESOP expenses in 1998.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased from $1,836,164 in 1997 to $2,035,936 in 1998, an increase of $199,772, or 10.9%. The increase is attributable to a full year amortization of substantial capital expenditures made in 1997.

NOTICE OF INTENT TO MAKE AUDIT CHANGES/NOTICE OF PROPOSED ASSESSMENT

On November 28, 1994, the Florida Department of Revenue issued a Notice of Intent to make Sales and Use Tax Audit Changes to the Company for the period February 1, 1989 through June 30, 1994. The total proposed assessment, including estimated penalties and interest, through June 15, 1997, totalled approximately $7.4 million. In June, 1997, the Company settled this liability by entering into Closing Agreements with the Florida Department of Revenue. The settlement, which includes all audits for the covered period, is approximately $1.9 million. The settlement includes a payment schedule of approximately $21,000 per month for seven years (payment reduced to $10,475.89 in March 1998). The settlement provides for no interest for the first 3 years and interest accruing at a rate of 6% per year for the last 4 years.

In January of 1999, the Florida Department of Revenue issued a Notice of Intent to Make Audit Changes to Europa Cruises Corporation and its subsidiaries for the period April 1, 1993 and July 1, 1994 through March 31, 1998. The proposed audit changes include an alleged tax due in the amount of $1,030,823, penalties in the amount of $515,412 and interest in the amount of $402,120 for a total of $1,948,355. On April 13, 1999, the Company received Notices of Assessment relating to the foregoing which include continuing interest to date.

In February of 1999, the Florida Department of Revenue issued a Notice of Intent to Make Audit Changes to Europa Cruises of Florida 1, Inc. for the period July 1, 1994 through March 31, 1998, inclusive. The proposed audit changes include an alleged tax due in the amount of $423,481.78, penalties in the amount of $211,740.97 and interest in the amount of $166,986.82, for a total of $802,209.57.

It is the Company's understanding that a Notice of Intent to Make Audit Changes to Europa Cruises of Florida 2, Inc. (relating to the Miami Beach operation) will also be forthcoming. The Company was informed on April 13, 1999 that the Florida Department of Revenue had placed or would be placing liens on one or more of the Company's vessels. The Company recorded a contingency in 1998 in the amount of $1,400,000 for this matter.

LIQUIDITY AND CAPITAL RESOURCES

In 1998, the Company experienced new competition, a proxy contest and an inordinate amount of lost revenue due to inclement weather. The Company took aggressive steps in 1998 to reduce operating expenses at the corporate level and in all three of its operating ports. The Company believes it will be able to meet its normal operating costs and expenses from its 1999 cash flow from operations. In 1999, the Company expects to receive substantial income from the lease of the Stardancer and from a management agreement to operate the Sun. The Company expects to keep its costs of operating the Madeira Beach port and the Ft. Myers port at or about their present levels. Thus, assuming revenues for the Madeira Beach and Ft. Myers operations compare to those of 1998, the Company should be able to meet its normal operating costs and expenses. The Company, however, may be unable to meet any unusual or unanticipated cash requirements should they arise during 1999, except through the sale of common stock or borrowing.

The Company's working capital deficiency is $6.2 million at December 31, 1998 as compared to $5.7 million at December 31, 1997. During 1998, operating activities provided cash of $1,855,687, which is principally attributable to non-cash expenses of approximately $2.2 million.

Investing activities (principally vessel improvements, major vessel repair and maintenance, gaming equipment purchases, and Mississippi development costs) required cash of approximately $699,552 in 1998.

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

As of December 31, 1998, the Company was not in compliance with the cash flow and tangible net worth covenants required under the terms of its bank loan agreement and the loan can be called for payment upon demand. The loan balance of $3,610,259 as of December 31, 1998 has been classified as a current liability in the accompanying 1998 consolidated balance sheet.

In the event that payment is demanded, the Company believes that the value of the underlying collateral is sufficient to refinance or extinguish the debt. The ultimate outcome of the matter may have a material adverse effect on the Company's financial position and operations.

DRYDOCK

1998

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

The Europa Sun was required to be drydocked in November, 1998. The drydock was performed in Mexico. The cost of the drydocking, including internal steel replacement, was approximately $415,000. The Company did not have sufficient funds to pay for drydock. The funds for drydock were advanced by the Company's President, Deborah A. Vitale and a major shareholder of the Company.

The next required drydocking for all of the Company's vessels is as follows:

Europa Stardancer:   February  2001
Europa Sun:          December  2000
EuropaStar:          January  2000
Europa Sky:          January  2001


CAPITAL EXPENDITURE REQUIREMENT

The Company has no firm commitment for capital expenditures.

The Company has not yet evaluated its computer system for "Year 2000" compliance and cannot presently estimate the cost of any necessary conversion. However, the Company does not anticipate any material disruption in its operations with respect thereto.

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

The development of the Diamondhead, Mississippi project, in particular, is subject to additional risks and uncertainties, including, but not limited to, risks relating to permitting, financing, the activities of environmental groups, the outcome of litigation and the actions of federal, state, or local governments and agencies. The results of financial operations reported herein are not necessarily an indication of future prospects of the Company. Future results may differ materially.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in operations in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Historically, except for certain loan agreements with First Union National Bank of Florida, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to have a material effect on its consolidated financial statements.


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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTRACT PERSONS. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

A.  CURRENT DIRECTORS AND OFFICERS:

The current executive officers of the Company and their titles are as follows:

Name                                       Age                 Title
----                                       ---                 -----

Deborah A. Vitale                          49                  Chairman of the Board,
                                                               President, Chief Executive
                                                               Officer, Secretary and Treasurer

John R. Duber                              43                  Director, Vice-President, Assistant Secretary
                                                               and  Director of Investor Relations

Paul J. DeMattia                           39                  Director

Gregory A. Harrison                        54                  Director

Robert Zimmerman                           49                  Chief Financial Officer


DEBORAH A. VITALE was elected Chairman of the Board of Directors in March 1995 and was appointed Secretary of the Company in November 1994. She has been a Director of the Company since December 1992. On February 14, 1997, Ms. Vitale was appointed Chairman of the Board of Directors of Casino World, Inc. and Chairman of the Board of Directors of Mississippi Gaming Corporation. On September 2, 1997, Ms. Vitale was appointed President of Casino World, Inc. and Mississippi Gaming Corporation. On February 20, 1998, Ms. Vitale was appointed President and Chief Executive Officer of Europa Cruises Corporation. Ms. Vitale is a trial attorney by background, with over twenty years of experience handling complex civil litigation. Ms. Vitale is licensed to practice law in Maryland, Virginia and Washington D.C. Ms. Vitale was a partner in the firm of Miller & Vitale, P.C. from November 1990 to September 1992. From 1986 to 1990, Ms. Vitale was Of Counsel to the firm of Jacobi & Miller in Alexandria, Virginia. Ms. Vitale has, in the past, served as a staff attorney at the Federal Communications Commission and had served as Listing Official for the Environmental Protection Agency.

JOHN R. DUBER was named as a Director of the Company on February 18, 1998. Since January, 1998, Mr. Duber has been employed by the Company as its Director of Investor Relations. Mr. Duber was elected Vice-President and Assistant Secretary of the Company in February 1998. Since 1992, Mr. Duber has worked as a consultant in the trucking industry. Mr. Duber received his Bachelor of Science Degree from John Carroll University in 1977.

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

ROBERT ZIMMERMAN was appointed Chief Financial Officer of the Company on July 27, 1998. From May of 1994 until joining Europa, Mr. Zimmerman served as Controller for the North and Central American operations of Casinos Austria Internation, Ltd. From 1980 through 1993, Mr. Zimmerman served as Vice-President of Finance for the Industrial Controls subsidiary of Emerson Electric Company. Prior to 1980, Mr. Zimmerman was employed with the public accounting firm of Fiddler and Co. for seven years.

B.  CHANGES IN  MANAGEMENT AND THE BOARD OF DIRECTORS

There were material changes in management and the Board of Directors of the Company during 1998. The following summarizes these changes in chronological order.

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

C.  CURRENT MANAGEMENT AND THE CURRENT BOARD OF DIRECTORS

The Company, under the current Board of Directors and current management, is united in a single, common goal. Its first and foremost priority is the development of the Diamondhead, Mississippi, casino resort. In the opinion of the current Board, this project holds the greatest potential for increasing shareholder value. The Company's management, financial resources and assets will be devoted towards the development of this goal.

In the opinion of the current Board of Directors, while the Company's cruise ship operations in Florida may have constituted the original and core business of the Company in the past, the return on investment simply did not justify the enormous expenditures of time, resources, money and assets required or the enormous risks incurred. Given the highly competitive nature of the cruise-to-nowhere business in Florida today and the Company's lack of financial resources with which to expand and compete with the expensive, new, and more luxurious vessels entering the market and with better capitalized competitors, the Company's best prospect for increasing shareholder value lies with the development of the Company's Mississippi casino resort. Moreover, in the opinion of the Board, any return on investment the shareholders might realize from the operation of cruise ships, even if operated profitably, would pale in comparison to the return on investment the shareholders might realize from the development of the Diamondhead project. In 1998, given the state of the cruise-to-nowhere industry in Florida and the advent of new competition, new management made immediate, significant and dramatic changes in the core business of the Company. It anticipates doing so as well in 1999.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon its review of Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, all of such forms were filed on a timely basis by reporting persons during 1998.









            [THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

ITEM 10. EXECUTIVE COMPENSATION

The following table provides information concerning the compensation of certain current and former executive officers of the Company and its wholly owned subsidiaries, Casino World, Inc. and Mississippi Gaming Corporation. No other person serving as an executive officer on December 31, 1998, received cash compensation in excess of $100,000 during any of the last three fiscal years.

                                             SUMMARY COMPENSATION TABLE

                                                             ANNUAL COMPENSATION    LONG TERM COMPENSATION
                                                             -------------------    ----------------------
                                                                                    AWARDS             PAYOUTS
                                                                                    ------             -------

                                                                        OTHER
                                                                        ANNUAL   RESTRICTED                      ALL OTHER
                                                                        COMPEN-    STOCK                LTIP     COMPEN-
OCCUPATION                             YEAR      SALARY       BONUS     SATION     AWARDS   OPTIONS     PAYOUTS  SATION
----------                             ----      ------       -----     ------     ------   -------     -------  -------

Deborah A. Vitale                      1998(2)   $125,000     None      None         None   750,000(4)    None   None
President as of February 20, 1998      1997(2)   $ 84,135     $50,000   None         None   None          None   None
                                       1996(2)   None         None      None         None   800,000(3)    None   None
                                       1995(1)   None         None      None         None   None          None   None

Lester E. Bullock(5)                   1998      $ 40,865     None      $75,000(7)   None   None          None   Car Rental(8)
Former President of the Company        1997      $125,000     $25,000   None         None   None          None   Car Rental(8)
                                       1996      $134,000     None      None         None   400,000(6)    None   Car Rental
                                       1995      $100,000     $29,000   None         None   None          None   None

Debra L. Gladstone                     1998      $ 20,101     $ 7,500   None         None   None          None   None
Former Chief Financial Officer         1997      $ 85,000     $ 7,500   None         None   None          None   Car Rental(9)
                                       1996      $ 70,000     None      None         None    50,000       None   None
                                                 and 15,000
                                                 shares of
                                                 common
                                                 stock

John Duber                             1998      $ 45,000     None      None         None   100,000(10)   None   None
Vice President

Robert Zimmerman                       1998      $ 55,000     None      None         None   None          None   None
Current Chief Financial Officer


(1) Ms. Vitale received no cash compensation during 1995 or 1996 as an executive officer of the Company.
(2)      Ms. Vitale did not receive any salary or bonus for 1997 until 1998.
(3) On April 18, 1996, Ms. Vitale was granted options to purchase 800,000 shares of Common Stock exercisable at $.75 per share; 250,000 were granted for services rendered as a Director and 550,000 where granted for services on the Board not traditionally provided by a Director.
(4) On April 3, 1998, Ms. Vitale was granted options to purchase 750,000 shares of Common Stock exercisable at $1.00 per share for services rendered as a Director and President of Europa and its subsidiaries.
(5) On July 18, 1994, Mr. Bullock became President of the Company. On February 20, 1998, Mr. Bullock was removed as President and Chief Executive Officer of the Company. On February 20, 1998, Mr. Bullock resigned as a Director. On March 6, 1998, Mr. Bullock was terminated as an employee of the Company.

(6) On April 18, 1996, Mr. Bullock was granted options to purchase 400,000 shares of Common Stock exercisable at $.75 per share; 250,000 were granted for services rendered as a Director and 150,000 were granted for services on the Board not traditionally provided by a Director.

(7) On March 3, 1998, the Company entered into an Agreement to Cancel 500,000 Options to Purchase Common Stock held by the Company's former President, Lester Bullock, for $75,000 or $.15 per share.

(8) In 1997, Mr. Bullock's monthly vehicle lease payment, including tax, was $783.10.

(9) In 1997, Mrs. Gladstone's monthly vehicle lease payment, including tax, was $503.54.

(10) On March 24, 1998, John R. Duber, a Director, was awarded 100,000 options exercisable at $1.00 per share, 50,000 of which were awarded for services rendered as a Director provided he remained a Director for six months from the date of his appointment (unless removed by vote of the shareholders or a failure to be nominated to the next Board of Directors or unless unable to serve due to death or by reason of physical or mental incapacity) and 50,000 of which were awarded for other services rendered to the Company which were not conditioned on continued service.



                        OPTION GRANTS IN LAST FISCAL YEAR

During the year ended December 31, 1998, options were awarded to Directors and Officers of the Company who were also Directors of the Company. See Directors' Compensation following.

                 AGGREGATE OPTION EXERCISED IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

The following table shows stock options exercised by certain executive officers during the fiscal year ended December 31, 1998. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 1998. None of the following options are "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986.

                                                Number of Securities        Value of Unexercised
                                               Underlying Unexercised       In-the-Money Options
                        Shares      Value        Options at Year-End           At Year-End(2)
                       Acquired   Realized    ---------------------------------------------------------
                     On Exercise     (1)      Exercisable  Unexercisable    Exercisable   Unexercisable
                     -----------  --------    -----------  -------------    -----------   -------------

Deborah A. Vitale        None       None       1,650,000       None            $  0            --
John Duber               None       None         100,000       None            $  0            --
Lester E. Bullock        None       None          50,000       None            $  0            --
Piers Hedley             None       None         250,000       None            $  0            --
Debra L. Gladstone       None       None          50,000       None            $  0            --
Charles H. Reddien       None       None         300,000       None            $  0            --


(1) The "Value realized" reflects the appreciation on the date of exercise (based on the excess of the fair market value of the shares on the date of exercise over the exercise price). However, because the officer may keep the shares acquired upon the exercise of options or sell them at a different price, this amount does not necessarily reflect cash realized upon the sale of those shares.

(2) "In-the-Money Options" are options outstanding at the end of the last fiscal year for which the fair market value of the Common Stock at the end of the last fiscal year exceeded the exercise price of the options.

DIRECTORS' COMPENSATION

From January 1, 1995 through August 1997, Directors were paid $1,500 per month for serving as Directors of the Company. Directors are reimbursed for certain approved expenses incurred in connection with Company business and for certain approved expenses incurred in connection with attendance at non-telephonic Board meetings and non-telephonic committee meetings.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AS OF APRIL 9, 1999

The only persons who owned of record or were known by the Company to own beneficially on April 9, 1999, more than 5% of any class of the outstanding voting shares of the Company were as follows:

                                                 NUMBER OF                          PERCENT OF          PERCENT
NAME AND ADDRESS                                 SHARES OWNED                         CLASS             VOTING(1)
----------------                                 ------------                       ----------          ---------

Serco International Limited(2)                    1,440,334    Common                     461%            9.88%
 P.O. Box 15, A-9010                                900,000    S-NR Preferred          100.00%
 Klagenfurt, Austria                                926,000    S Preferred             100.00%

Austroinvest International Limited(2)             1,440,334    Common                    4.61%            9.88%
 P.O. Box 15, A-9010                                900,000    S-NR Preferred          100.00%
 Klagenfurt, Austria                                926,000    S Preferred             100.00%

Gaming Invest Corporation(2)                      1,440,334    Common                    4.61%            9.88%
 P.O. Box 15, A-9010                                900,000    S-NR Preferred          100.00%
 Klagenfurt, Austria                                926,000    S Preferred             100.00%

Europa Cruises Corporation(3)                     4,000,000    Common                   12.80%           12.09%
 Employee Stock Ownership Plan
 Trust Agreement
 150 153rd Avenue East
 Madeira Beach, Florida 33708

Deborah A. Vitale(3)(4)(5)(7)                     6,403,500    Common                   20.49%           19.36%
 1013 Princess Street
 Alexandria, VA 22314

John R. Duber(3)(4)(6)                            4,237,560    Common                   13.56%           12.81%
 20018 Westover Avenue
 Rocky River, Ohio 44116

Ernst G. Walter(2)                                1,440,334    Common                    4.61%            9.88%
 14700 Gulf Blvd., Apt.401                          900,000    S-NR Preferred          100.00%
 Madeira Beach, Florida 33708                       926,000    S Preferred             100.00%

James Illius(8)                                   1,472,051    Common                    4.71%            4.45%
 3791 Francis Drive
 Rocky River, Ohio 44116

----------------------
(1) Common Stock and S-NR Preferred and S Preferred shares have been combined for the purpose of calculating voting percentages.

(2) Serco International Limited, Austro Invest International Limited and Gaming Invest Corporation are affiliated entities. The Company understands that Dr. Ernst Walter is the sole director of each company. The total beneficial ownership of securities of the Company by the three corporations and Dr. Walter includes: 900,000 shares of Series S-NR Preferred Stock and 1,040,334 shares of Common Stock owned by Serco International Limited; 926,000 shares of S Preferred Stock owned by Austroinvest International Limited; 200,000 shares of Common Stock owned by Gaming Invest Corporation; and 200,000 shares of Common Stock underlying options Dr. Walter has the current right to exercise.
(3) The Europa Cruises Corporation Employee Stock Ownership Plan, Trust Agreement ("ESOP") was established on August 18, 1994. The Trustees of the ESOP are Deborah A. Vitale, President, CEO, and Chairman of the Board and John R. Duber, Vice-President and a Director. As of December 31, 1998, 1,000,000 ESOP shares had been released and 750,000 ESOP shares had been allocated to participants in the ESOP. The participants in the ESOP are entitled to direct the Trustees as to the manner in which the Company's allocated shares are voted. Unallocated shares are voted by the Trustees. The Trustees are required to vote the ESOP shares in the best interests of ESOP beneficiaries.
(4) Includes 4,000,000 unallocated shares of Common Stock which will be voted by Ms. Vitale and Mr. Duber as Trustees of the ESOP.
(5)      Includes options to purchase 1,650,000 shares of Common Stock.
(6)      Includes options to purchase 100,000 shares of Common Stock.
(7) Includes 750,000 shares of common stock held by International Hospitality, Inc. for which Ms. Vitale holds a proxy for one year.
(8) The percentage of Common Stock owned is 5.10% and the percentage of Voting Stock owned is 4.80% when calculated without regard to options.


The following table sets forth, as of April 9, 1999, the beneficial and record ownership of the outstanding Common Stock of the Company held by Directors, Nominees, Executive Officers and all Directors and Executive Officers as a Group.

                                                       Number of               Percent            Percent
                                                       Shares of               of Common          of Voting
                                                       Common Stock            Stock              Stock(1)
                                                       Owned

Name and Address
Deborah A. Vitale                                      6,403,500(3)(4)(7)      20.49%             19.36%
Chairman, President, CEO,
Secretary and Treasurer;
Chairman, President,
Secretary and Treasurer of
Casino World, Inc. and
Mississippi Gaming Corp.
1013 Princess Street
Alexandria, VA 22314

John R. Duber                                          4,237,560(3)(5)         13.56%             12.81%
Director, Vice-President
and Assistant Secretary
20018 Westover Avenue

Rocky River, OH 44116

Gregory Harrison                                         490,000(6)                    1.56%                 1.48%
Director
16209 Kimberly Grove
Gaithersburg, MD 20878

Paul DeMattia                                            139,000(6)                     .44%                  .42%
Director
6366 Eastland Rd.
Brookpark, Ohio 44142

All Directors and Officers                             7,270,060                      23.27%                21.98%
as a Group (4 persons):

-------------------
(1) Common Stock and Preferred Stock amounts have been combined for the purpose of calculating percentages of Voting Stock. None of the persons listed owns any Preferred Stock.
(2) Casino World, Inc. and Mississippi Gaming Corporation are wholly owned subsidiaries of the Company.
(3) Includes 4,000,000 unallocated shares of Common Stock which will be voted by Ms. Vitale and Mr. Duber as Trustees of the ESOP.
(4)      Includes options to purchase 1,650,000 shares of Common Stock.
(5)      Includes options to purchase 100,000 shares of Common Stock.
(6)      Includes options to purchase 50,000 shares of Common Stock.
(7) Includes 750,000 shares of Common Stock held by International Hospitality, Inc. for which Ms. Vitale holds a proxy for one year.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 18, 1994, the Company established the Europa Cruises Corporation Employee Stock Ownership Plan (the "ESOP"). This ESOP, which is a qualified retirement plan under the provisions of Section 401(a) of the Internal Revenue Code and an employee stock ownership plan within the meaning of Section 4975(e)(7) of the Internal Revenue Code, was established primarily to invest in stock of the Company. All employees as of December 31, 1994, and subsequent new employees having completed 1,000 hours of service are eligible to participate in the ESOP. The Company also established a trust called the Europa Cruises Corporation Employee Stock Ownership Plan, Trust Agreement to serve as the funding vehicle for the ESOP. The Trustees of this trust are Deborah A. Vitale and John R. Duber. As of December 31, 1998, 750,000 shares of Common Stock had been allocated to participants in the ESOP. Unallocated shares are voted by the Trustees. The Trustees are required to vote the ESOP shares in the best interests of the ESOP beneficiaries.

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

The Board held sixteen meetings during 1998 and seven meetings during 1997. Each Director attended at least 75% of the total number of Board meetings held during the period for which he or she was a Director. The Board does not have an audit compensation or nominating committee. The Board's audit committee consists of Paul DeMattia and Gregory Harrison, both of whom are outside Directors and Deborah A. Vitale and John R. Duber, both of whom are Directors and Officers of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

        (a)     3(a)(i)    Certificate of Incorporation of the Company.
                (ii)       Amendment to Certificate of Incorporation of the

        (a)     3(b)       By-laws of the Company.

        (g)     4.1        Subscription and Investment Agreement between Europa
                           Cruises Corporation and Lagoon Cruise Line, Inc.
                           dated August 26, 1994.

        (g)     4.2        Warrant Agreement between Europa Cruises Corporation
                           and FLC Holding Corp. dated July 8, 1992.

        (g)     4.2.1      Consent and Amendment of Credit Agreement Note and
                           Warrant by and among FLC Holding Corp. ("FLC"),
                           EuropaSky Corporation ("EuropaSky"), Europa Cruises
                           Corporation and Casino World, Inc. ("Casino"), dated
                           May 27, 1993 without Exhibits.

        (g)     4.3        Warrant Agreement between Europa Cruises Corporation
                           and The Stuart-James Company Incorporated dated June
                           29, 1989.

        (g)     4.3.1      Warrant Certificates and Assignments for 125,520
                           shares and 17,000 shares registered in the name of
                           Marc N. Geman dated June 22, 1994.

        (g)     4.3.2      Motion to Approve Settlement Agreement Among Trustee,
                           Marc N. Geman and Chatfield Dean & Co., Inc. dated
                           October 8, 1993 with Settlement Agreement dated
                           October 6, 1993 attached.

        (g)     4.3.4      Order Approving Settlement Agreement Among Trustee,
                           Marc N. Geman and Chatfield Dean & Co., Inc.

        (g)     4.3.5      Agreement between Marc N. Geman and Europa Cruises
                           Corporation dated June 15, 1993.

        (g)     4.4        Convertible Promissory Note between Europa Cruises
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
                           accounting principle.

                27         Financial Data Schedule (for SEC use only)

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

                                        EUROPA CRUISES CORPORATION


 DATE:  April 15, 1999                  /s/ Deborah A. Vitale
                                        ----------------------------------------
                                        By: Deborah A. Vitale, President




                                        /s/ Robert Zimmerman
                                        ----------------------------------------
                                        By: Robert Zimmerman


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature and Title                                                    Date
-------------------                                                    ----

/s/ Deborah A. Vitale,                                            April 15, 1999
----------------------------------------
President and Chairman of the Board


/s/ John R. Duber                                                 April 15, 1999
----------------------------------------
Vice President, Director


/s/ Paul J. DeMattia                                              April 15, 1999
----------------------------------------
Director


/s/ Gregory A. Harrison                                           April 15, 1999
----------------------------------------
Director


                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                                                                                                           CONTENTS
--------------------------------------------------------------------------------------------------------------------
                                                                                                            PAGE
                                                                                                            ----

                 Report of Independent Certified Public Accountants                                            F-2

                 Consolidated Balance Sheet as of December 31, 1998                                            F-3

                 Consolidated Statements of Operations
                     for the Years Ended December 31, 1998 and 1997                                            F-5

                 Consolidated Statements of Stockholders' Equity
                     for the Years Ended December 31, 1998 and 1997                                            F-6

                 Consolidated Statements of Cash Flows for the Years Ended
                     December 31, 1998 and 1997                                                                F-7

                 Notes to Consolidated Financial Statements                                            F-8 to F-34


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
of Europa Cruises Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Europa Cruises Corporation and Subsidiaries as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Europa Cruises Corporation and Subsidiaries at December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



Miami, Florida                                                 BDO Seidman, LLP
April 8, 1999

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET



December 31,                                                            1998
                                                                    -----------
ASSETS (NOTE 5(A))

CURRENT
     Cash and cash equivalents                                      $   625,926
     Accounts receivable (Note 5)                                       187,137
     Prepaid insurance and other                                        393,270
                                                                    -----------



Total current assets                                                  1,206,333

VESSELS, EQUIPMENT AND FIXTURES, LESS ACCUMULATED DEPRECIATION
     (Notes 2 and 5)                                                 11,990,391

LAND UNDER DEVELOPMENT FOR DOCKSIDE GAMING (Note 4)                   4,868,139

DOCKSIDE GAMING DEVELOPMENT COSTS (Note 4)                              195,506

DEFERRED DRYDOCK COSTS, NET OF AMORTIZATION (Note 2)                    586,838

OTHER ASSETS                                                            162,010
                                                                    -----------
                                                                    $19,009,217
                                                                    ===========

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET




December 31,                                                                          1998
                                                                                  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (NOTE 5(A))

CURRENT LIABILITIES
     Accounts payable and accrued expenses (Note 14)                              $  2,493,132
     Current maturities of long-term debt (Note 5)                                   4,390,847
     Due to stockholders (Note 6)                                                      516,300
     Unearned cruise revenues                                                           31,595
                                                                                  ------------

Total current liabilities                                                            7,431,874

LONG-TERM DEBT, LESS CURRENT MATURITIES (Note 5)                                     2,868,733

OTHER LIABILITIES (Notes 10(a) and 10(d))                                            1,800,000
                                                                                  ------------

Total liabilities                                                                   12,100,607
                                                                                  ------------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Notes 7 and 8)
     Preferred stock, $.01 par value; shares authorized 5,000,000;
         outstanding 2,692,000 ($3,731,080 aggregate liquidation preference)            26,920
     Common stock, $.001 par value - shares authorized
         50,000,000; issued 28,875,059; outstanding 23,625,059                          28,875
     Additional paid-in capital                                                     25,353,679
     Unearned ESOP shares                                                           (5,961,564)
     Deficit                                                                       (12,349,144)
     Treasury stock, at cost, 1,250,000 shares                                        (190,156)
                                                                                  ------------

Total stockholders' equity                                                           6,908,610
                                                                                  ------------
                                                                                  $ 19,009,217
                                                                                  ============


          See accompanying notes to consolidated financial statements.

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



Year ended December 31,                                       1998               1997
                                                          ------------       ------------
REVENUES
     Gaming revenue                                       $ 13,092,182       $ 15,208,517
     Passenger fares                                         2,260,960          3,353,016
     Food and beverage                                         865,356          1,282,377
     Charter fees                                              406,000            327,500
     Other (Note 4)                                            178,052            676,378
                                                          ------------       ------------

                                                            16,802,550         20,847,788
                                                          ------------       ------------

COSTS AND EXPENSES
     Vessel operating                                       11,999,487         13,121,189
     Administrative and general                              2,510,943          2,832,498
     Advertising and promotion                                 634,032          1,571,275
     Depreciation and amortization (Note 2)                  2,035,936          1,836,164
     Provision for sales taxes (Note 10)                     1,400,000          1,284,664
     Interest, net (Note 5)                                    878,107            907,502
     Other operating (Note 12)                                 307,716          1,053,871
                                                          ------------       ------------

                                                            19,766,221         22,607,163
                                                          ------------       ------------

NET LOSS                                                    (2,963,671)        (1,759,375)

PREFERRED STOCK DIVIDENDS                                     (195,623)          (221,248)
                                                         -------------       ------------



NET LOSS APPLICABLE TO COMMON STOCK                       $ (3,159,294)      $ (1,980,623)
                                                          ============       ============

PER SHARE AMOUNTS
     Net loss per common share, basic and diluted         $       (.14)      $       (.09)
                                                          ------------       ------------

Weighted average number of common shares outstanding        23,320,053         22,620,251
                                                          ============       ============

          See accompanying notes to consolidated financial statements.

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (NOTES 7 AND 8)

                                                                           Additional                       Common
                                                  Preferred     Common        Paid-in       Unearned         Stock
                                                      Stock      Stock        Capital    ESOP Shares    Subscribed
                                                   --------    -------   ------------    -----------    ----------
Balance, December 31, 1996                         $ 28,225    $27,176   $ 24,950,864    $(6,709,376)   $ 234,974

Issuances of common stock, net of offering costs         --      1,212        510,207             --           --

ESOP compensation                                        --         --       (152,187)       372,812           --

Preferred stock dividends                                --        136        120,299             --           --

Common stock subscription                                --         --             --             --     (234,974)

Conversion of preferred to common                      (145)        14            131             --           --

Net loss for the year                                    --         --             --             --           --
                                                   --------    -------   ------------    -----------    ---------
Balance, December 31, 1997                           28,080     28,538     25,429,314     (6,336,564)          --

ESOP compensation                                        --         --       (219,103)       375,000           --

Preferred stock dividends                                --        221        142,424             --           --

Conversion of preferred to common                    (1,160)       116          1,044             --           --

Net loss for the year                                    --         --             --             --           --
                                                   --------    -------   ------------    -----------    ---------
Balance, December 31, 1998                         $ 26,920    $28,875   $ 25,353,679    $(5,961,564)   $      --
                                                   ========    =======   ============    ===========    =========




                                                                    Treasury
                                                      (Deficit)        Stock           Total
                                                   ------------    ---------     -----------
Balance, December 31, 1996                         $ (7,209,227)   $(190,156)    $11,132,480

Issuances of common stock, net of offering costs             --           --         511,419

ESOP compensation                                            --           --         220,625

Preferred stock dividends                              (221,248)          --        (100,813)

Common stock subscription                                    --           --        (234,974)

Conversion of preferred to common                            --           --              --

Net loss for the year                                (1,759,375)          --      (1,759,375)
                                                   ------------    ---------    ------------

Balance, December 31, 1997                           (9,189,850)    (190,156)      9,769,362

ESOP compensation                                            --           --         155,897

Preferred stock dividends                              (195,623)          --         (52,978)

Conversion of preferred to common                            --           --              --

Net loss for the year                                (2,963,671)          --      (2,963,671)
                                                   ------------    ---------    ------------

Balance, December 31, 1998                         $(12,349,144)   $(190,156)   $  6,908,610
                                                   ============    =========    ============


          See accompanying notes to consolidated financial statements.

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (NOTE 11)



Year ended December 31,                                                                  1998              1997
                                                                                     -----------       -----------
OPERATING ACTIVITIES
     Net loss                                                                        $(2,963,671)      $(1,759,375)
                                                                                     -----------       -----------
Adjustments to reconcile net loss to net cash provided
     by operating activities:
         Provision for sales taxes                                                     1,400,000         1,284,664
         Depreciation and amortization                                                 2,035,936         1,836,164
         ESOP provision                                                                  155,897           220,625
     (Increase) decrease in:
         Accounts receivable                                                             139,391            72,204
         Prepaids and other                                                               43,404           144,628
     (Decrease) increase in:
         Accounts payable and accrued expenses                                         1,059,212          (481,644)
         Unearned cruise revenues                                                        (14,482)          (17,750)
         Other liabilities                                                                    --           250,000
                                                                                     -----------       -----------
Total adjustments                                                                      4,819,358         3,308,891
                                                                                     -----------       -----------
Cash provided by operating activities                                                  1,855,687         1,549,516
                                                                                     -----------       -----------

INVESTING ACTIVITIES
     Purchases of property and equipment, net                                           (142,730)         (635,318)
     Increase in deferred drydock costs                                                 (546,190)         (282,857)
     Land under development and dockside gaming costs                                    (10,632)         (150,917)
     Decrease in restricted cash                                                              --           400,000
                                                                                     -----------       -----------
Cash used in investing activities                                                       (699,552)         (669,092)
                                                                                     -----------       -----------

FINANCING ACTIVITIES
     Repayment of long-term debt                                                      (1,231,518)       (1,858,562)
     Preferred stock dividends                                                           (52,978)         (100,813)
     Advances from stockholders, net                                                     516,300                --
     Proceeds from:
         Stock subscription payments                                                          --           224,070
         Issuance of common stock                                                             --            52,375
         Long-term debt                                                                       --           492,413
                                                                                     -----------       -----------
Cash (used in) financing activities                                                     (768,196)       (1,190,517)
                                                                                     -----------       -----------
Net increase (decrease) in cash and cash equivalents                                     387,939          (310,093)
Cash and cash equivalents, beginning of year                                             237,987           548,080
                                                                                     -----------       -----------
Cash and cash equivalents, end of year                                               $   625,926       $   237,987
                                                                                     ===========       ===========

          See accompanying notes to consolidated financial statements.

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.      SUMMARY OF SIGNIFICANT     Organization and Business
        ACCOUNTING
        POLICIES                   Europa Cruises Corporation and Subsidiaries
                                   (the Company) principally owns, operates and promotes four cruise vessels offering day and evening cruises. The Company's cruises include a variety of shipboard activities such as dining, casino operations, sightseeing, live music and other entertainment.

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

                                   Principles of Consolidation

                                   The consolidated financial statements include the accounts of Europa Cruises Corporation and all of its subsidiaries. All material intercompany balances and transactions have been eliminated in the consolidation.

                                   Cash Equivalents

                                   The Company considers all liquid debt
                                   instruments with original maturities of three months or less to be cash equivalents.

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                                   Casino Revenue and Promotional Allowances

                                   Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Revenue does not include the retail amount of fares, food, and beverage provided gratuitously to customers, which was $3,652,100 in 1998 and $2,954,500 in 1997.

                                   Passenger Fare Revenue and Unearned Cruise
                                   Revenues

                                   Unearned cruise revenues, which represent customer cruise deposits, are included in the consolidated balance sheet when received and are recognized as passenger fare or food revenue upon completion of the voyage.

                                   Land Held for Development

                                   Land held for development of a dockside
                                   casino is carried at lower of cost or market, which at December 31, 1998 was at cost. Costs directly related to site development such as licensing and permits, engineering and other costs are capitalized to the land.

                                   Dockside Gaming Development Costs

                                   Preopening expenses, which consist
                                   principally of payroll and

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                   marketing costs are expensed as incurred.
                                   Expenditures which result in acquisition of assets which benefit future periods are deferred and amortized over the period of expected future benefit.

                                   Employee Stock Ownership Plan

                                   In August 1994, the Company established a leveraged Employee Stock Ownership Plan
                                   (ESOP). Compensation expense is measured at the fair market value of shares committed-to-be-released. Shares are committed-to-be-released ratably over the period of employees' service. Dividends, if any; (1) on unallocated shares used to pay debt service are reported as a reduction of the indebtedness to the Company; (2) on unallocated shares paid to participants are reported as compensation cost and; (3) on allocated shares are charged to retained earnings. The Company has not paid any dividends.

                                   Long-Lived Assets

                                   The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At such time the evaluations indicate that the future undiscounted cash flows of the long-lived assets would not be sufficient to recover the carrying value of such assets, the assets would be adjusted to their fair values.

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                   The Company's potentially issuable shares of common stock pursuant to outstanding stock purchase options and warrants and convertible preferred stock are excluded from the Company's diluted computation as their effect would be antidilutive to the Company's net loss.

                                   Drydock Costs

                                   The Company uses the deferral method to
                                   account for major repairs and maintenance in drydock whereby costs are capitalized when incurred and amortized over the period to the next drydock.

                                   Reporting Comprehensive Income

                                   During 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                                   The adoption of SFAS No. 130 did not have any effect on the Company's financial statements for the year ended December 31, 1998.

                                   Segment Information

                                   Statement of Financial Accounting Standards
                                   (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, Financial Reporting for

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                   Segments of a Business Enterprise. SFAS No.
                                   131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                                   The Company currently operates solely in one line of business, short-term cruises. Included in total assets, are $5,063,645 (27% of total assets) of land and dockside gaming development costs which relate to planned future operations.

                                   Recent Accounting Pronouncements

                                   In June 1998, the Financial Accounting
                                   Standards Board issued SFAS No. 133,
                                   "Accounting for Derivative Instruments and
                                   Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of
                                   (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in operations in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

                                   Historically, except for certain bank loan agreements, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. The Company does not expect adoption of the new standard on January 1, 2000 to have a material effect on its consolidated financial statements.

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.      VESSELS, EQUIPMENT AND     Vessels, equipment and fixtures consist of
        FIXTURES, AND DEFERRED     the following:
        DRYDOCK COSTS


                                                                                            1998
                                                                                        ------------

                                  Vessels                                               $ 13,527,221
                                  Vessel improvements                                      1,789,838
                                  Gaming equipment                                         2,208,361
                                  Office and vessel equipment                                965,337
                                  Furniture, fixtures and other                              289,863
                                  Leasehold improvements                                     583,818
                                                                                        ------------

                                                                                          19,364,438
                                  Less accumulated depreciation                           (7,374,047)
                                                                                        ------------

                                                                                        $ 11,990,391
                                                                                        ------------

                                  Deferred drydock costs consist of the following:

                                  Deferred drydock costs                                $  1,931,480
                                  Less accumulated amortization                           (1,344,642)
                                                                                        ------------

                                                                                        $    586,838
                                                                                        ============


3.      INVESTMENT IN AND        On December 31, 1990, the Company rescinded a
        ADVANCES TO              transaction in which it had  previously sold
        UNCONSOLIDATED           its twenty percent ownership interest in
        AFFILIATE                Marne (Delaware), Inc. (Marne) by reacquiring
                                 its investment and a $340,000 note receivable in exchange for $541,620 of promissory notes payable to a principal stockholder and a former officer of the Company.

                                 In October, 1996, a final Order and Judgement was issued by the Court of Chancery of the State of Delaware in and for New Castle

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                County. Under the judgement, the former
                                officer is required to return 250,000 shares of common stock to the Company and must pay money damages in the net amount of $24,962 to rescind the Marne transaction. Accordingly, the related investment, and promissory note payable were eliminated in 1996 at no gain or loss.

4.      LAND UNDER              The Company through its two wholly-owned
        DEVELOPMENT FOR         subsidiaries, Casino World, Inc. (CWI) and
        DOCKSIDE GAMING AND     Mississippi Gaming Corporation (MGC) owns or
        DOCKSIDE GAMING         has options to purchase a total of 404.5 acres
        DEVELOPMENT\            of unimproved land in Diamondhead, Mississippi
        COSTS                   which was  granted site approval by the
                                Mississippi Gaming Commission in June, 1995.
                                The ownership and operation of a gaming
                                business in Mississippi are subject to numerous risks and uncertainties including but not limited to the availability of financing, licensing, and the receipt of permits from various federal, state and local agencies.
                                Litigation brought by environmental groups, neighbors, and competitors may delay regulatory approvals and the issuance of permits necessary for the construction of a casino at the Company's proposed gaming operations in
                                Mississippi. This site approval is land
                                specific, and therefore, the cost associated with obtaining this site approval has been capitalized to the cost of the land. On February
                                1, 1996, MGC entered into a lease agreement with the Hancock County Port and Harbor Commission to lease the tidelands under which the casino barges will be moored and the area under the pier from the hotel to the casinos. The lease term is five years commencing 30 days after construction of the project begins. There are four five (5) year renewal option periods. The cost of the lease is $2,250,000 for the first five years of which $25,000 was paid on signing, and $95,000 is payable upon commencement of construction. Both payments are to be applied toward the lease payments which are $10,000 per month during construction and the remainder of the $2,250,000 will be paid over the remainder of the lease after operation of the casino commences. The lease incorporates the Memorandum of Understanding between the Mississippi
                                Secretary of State and the

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                   Hancock County Port and Harbor Commission dated November 19, 1995, which transfers management and control of the subject tidelands to the Port and Harbor Commission and requires a signing of a tenant lease within one year of signing and commencement of casino operations within three years of the signing of the memorandum.

                                   Casino operations did not commence within three years of signing of the transfer and the Tidelands Lease has expired. The Mississippi Secretary of State has indicated that he will not renew a lease with the Hancock County Port and Harbor Commission. Therefore, Casino World, Inc. will be required to apply directly to the Secretary of State for a new Tidelands Lease. There can be no assurance the Mississippi Secretary of State will grant a Tidelands Lease.

                                   There are no assurances that the necessary regulatory approvals can be obtained or that financing will be available. At December 31, 1998, the Company does not have the financial resources to develop its proposed Mississippi dockside gaming facility. Accordingly, there are no assurances that the development will be successfully completed.

                                   On January 31, 1997, the Company entered into an agreement with Hilton Gaming Corporation, which gave Hilton the exclusive right to negotiate a joint venture agreement with the Company for a 180 day period with respect to the development of Europa's Diamondhead, Mississippi property located on Bay St. Louis, Diamondhead, Mississippi. The proposed joint venture was not consummated. In exchange for the exclusive right to negotiate, Hilton paid Europa a nonrefundable fee of $400,000, which is included in other income in the accompanying 1997 consolidated statement of operations.

                                   Dockside gaming development costs consist of the following:


                                                                 1998
                                                               --------

                                  Licenses                     $ 77,000
                                  Other development costs       118,506
                                                               --------

                                                               $195,506
                                                               ========

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

5. LONG-TERM DEBT                  At December 31, 1998, long-term debt consists
                                   of:

                                                                                                         1998
                                                                                                    --------------

                                  Bank term loan,  principal and interest payable $102,000
                                  monthly  through August 2002,  floating rate of interest
                                  at Libor  plus 325  basis  points  (9% at  December  31,
                                  1998)  capped  at  11.35%  with an  interest  rate  swap
                                  agreement,  collateralized by accounts receivable, three
                                  vessels, equipment and fixtures. (a)                              $ 3,610,259

                                  Equipment  finance  company  term  loan,  principal  and
                                  interest  payable  $30,360 monthly through January 2001,
                                  including  interest at 10.5% with a balloon  payment due
                                  of $1,442,000.                                                      1,953,189

                                  State of Florida  Sales Tax Closing  Agreement,  payable
                                  $20,952   monthly   through  June  2004.  With  interest
                                  charged at 6% per annum  beginning June 2000 and payable
                                  at  maturity,  less  unamortized  discount  based  on an
                                  imputed interest rate of 10% of $415,995.                           1,184,186

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                  Capital lease obligation on gaming equipment, payable
                                  $25,000 monthly to May, 1999, including interest at
                                  9%.  ($250,000 past due)                                              287,648

                                  9% note payable, principal and interest payable
                                  $4,827 monthly through November 2000,  collateralized by
                                  400,000 escrowed shares of the Company's common stock.                190,588

                                  9% note payable, principal and interest payable
                                  $17,700 monthly through February 1999.                                 33,710
                                                                                                     ----------

                                  Total                                                               7,259,580

                                  Less current maturities                                            (4,390,847)
                                                                                                     ----------
                                                                                                    $ 2,868,733
                                                                                                    ===========


                                   a)      As of December 31, 1998, the Company
                                           was not in compliance with the cash
                                           flow and tangible net worth covenants
                                           required under the terms of its bank
                                           loan agreement and the loan can be
                                           called for repayment upon demand. The
                                           loan balance of $3,610,259 has been
                                           classified as a current liability in
                                           the accompanying 1998 consolidated
                                           balance sheet.

                                   In the event that payment is demanded, the Company believes that the value of the underlying collateral is sufficient to refinance or extinguish the debt. The ultimate outcome of the matter may have a material adverse effect on the Company's financial position and results of operations.

                                   The Company's cash flow during 1998 was
                                   sufficient to sustain its operations and the Company believes it will continue to be so. The Company however, may be unable to meet any unusual or unanticipated cash requirements should they arise during 1999, except through the sale of stock or borrowing.

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                   At December 31, 1998, annual maturities of long-term debt are as follows:

                                         1999      $4,390,847
                                         2000         419,609
                                         2001         445,831
                                         2002         487,094
                                         2003         481,968
                                   Thereafter       1,034,231
                                                   ----------
                                                   $7,259,580
                                                   ==========


                                   Interest expense consists of:


                                                                 1998            1997
                                                              ---------       ---------
                                  Interest expense            $ 897,145       $ 950,794

                                  Less interest income          (19,038)        (43,292)
                                                              ---------       ---------
                                  Interest expense (net)      $ 878,107       $ 907,502
                                                              =========       =========

6.    RELATED PARTY               During 1998, the Company borrowed $584,211
      TRANSACTIONS                from two stockholders which was used for
                                  working capital purposes. These loans are unsecured, do not bear interest and are due on demand. Outstanding balance as of December 31, 1998 is $516,300.

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.    STOCKHOLDER'S                At December 31, 1998, the Company had a
      EQUITY                       stock option plan and non-plan options, which
                                   are described below. The Company applies APB
                                   Opinion 25. Accounting for Stock Issued to
                                   Employees, and related Interpretations in accounting for employee stock options. Under
                                   APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

                                   On December 19, 1988, the Company adopted a stock option plan (the "Plan") for its officers and management personnel under which options could be granted to purchase up to 1,000,000 shares of the Company's common stock. Accordingly, the Company reserved for issuance 1,000,000 shares under the Plan. The option price may not be less than 100% of the market value of the shares on the date of the grant and expire within ten years from the date of grant. As of December 31, 1998, approximately 865,000 shares remain available under the Plan and 810,000 options are outstanding.

                                   In March 1998, the Company granted five year fixed non-plan stock options at an exercise price of $1.00 (fair market value at the date of grant) that expire in March 2003. The options were granted as follows:

                                     Immediately exercisable options to acquire
                                     200,000 shares of common stock to three
                                     members of the Board of Directors.

                                     Immediately exercisable options to acquire
                                     750,000 shares of common stock to the
                                     President, Chief Executive Officer and
                                     Chairman of the Board of Directors.

                                     Immediately exercisable options to acquire
                                     10,000 shares of common stock to an
                                     employee of the Company.

                                     In April, 1997, the Company granted to an employee of Casino

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                    World, Inc., five year fixed non-plan stock options to acquire 100,000 shares of common stock at an exercise price of $.8438 (quoted market value of the stock at the date of grant) that expire in March, 2002.

                                    During 1998, the Company reacquired options to acquire 500,000 shares of common stock from the former President of the Company for $75,000. The total amount paid was accrued at December 31, 1997 and included in general and administrative expense in the accompanying consolidated Statements of Operations.

                                    FASB Statement 123, Accounting for
                                    Stock-Based Compensation, requires the
                                    Company to provide pro forma information regarding net loss and net loss per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each employee stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997: no dividend yield percent, expected life of 5 years, expected volatility of 46.10% and 94.39% in 1998 and 1997 and risk-free interest rate of 5.47% and 5.84% in 1998 and 1997, respectively.

                                    Under the accounting provisions of FASB
                                    Statement 123, the Company's net loss and loss per share would have been as follows:


                                                                           1998                1997
                                                                      -------------       -------------

                                  Net loss           As Reported      $  (3,159,294)      $  (1,980,623)
                                  Applicable to
                                  Common Stock       Proforma            (3,354,294)         (2,045,623)

                                  Earning per        As Reported      $        (.14)      $        (.09)
                                  common share       Proforma         $        (.14)      $        (.09)

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                   A summary of status of the Company's fixed
                                   Plan and non-plan options as of December
                                   31, 1998 and 1997, and changes during the years ended on those dates is presented below:

                                                                      December 31, 1998           December 31, 1997
                                                                  --------------------------    ----------------------
                                                                                   Weighted-                 Weighted-
                                                                                    Average                   Average
                                                                                    Exercise                  Exercise
                                                                       Shares         Price        Shares       Price
                                                                     ----------       -----      ---------      -----


                                  Outstanding at beginning of year    3,100,000       $ .95      3,000,000      $.95
                                  Granted                               960,000        1.00        100,000       .84
                                  Exercised                                  --          --             --        --
                                  Forfeited                            (650,000)      (1.06)            --        --
                                                                     ----------       -----      ---------      -----
                                  Outstanding at end of year          3,410,000       $ .96      3,100,000      $.95
                                                                     ----------       -----      ---------      -----
                                  Options exercisable at
                                  year-end                            3,410,000          --      3,100,000        --
                                  Weighted-average fair value
                                  of options granted during the
                                  year                                       --       $ .33             --      $.65
                                                                     ==========       =====      =========      =====



                                   The following table summarizes information about stock options outstanding at December 31, 1998:


                                                  Options Outstanding                        Options Exercisable
                                 ------------------------------------------------------    ---------------------------
                                                                  Weighted-
                                                        Number      Average    Weighted-         Number    Weighted-
                                 Range of          Outstanding    Remaining      Average    Exercisable      Average
                                 Exercise                   at  Contractual     Exercise             at     Exercise
                                 Prices               12/31/98         Life        Price       12/31/98        Price
                                 -------------------------------------------------------------------------------------
                                 $.75 - $2.25        3,410,000          2.5        $ .96      3,410,000        $ .96
                                 -------------------------------------------------------------------------------------


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

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                                   In March 1994, the Company offered, pursuant to Regulation S, one million units at $5.50 per unit, each unit consisting of one share of the Company's $.001 par value common stock and two shares of the Company's Series S-PIK Junior, cumulative, convertible, non-redeemable, non-voting $.01 par value preferred stock. Each share of Series S-PIK preferred stock is convertible into one share of the Company's voting common stock, at any time after February 15, 1995. During 1998 and 1997, 116,000 and 14,500 of these shares were converted to 116,000 and 14,500 common shares respectively. The Series S-PIK preferred stock ranks junior to the Series S and Series S-NR preferred shares as to the distribution of assets upon liquidation, dissolution or winding up of the Company. Upon liquidation of the Company, the S-PIK preferred stock will have a liquidation preference of $2.00 per share. A cumulative quarterly dividend of $0.04 per share is payable on the Series S-PIK preferred stock. At the option of the Company, for a period of three years, dividends may be paid by issuing shares of the Company's common stock. In connection with this offering, the Company sold 695 units aggregating 695,000 shares of common stock and 1,390,000 shares of preferred stock and collected approximately $3,399,297, net of costs of approximately $423,203. During 1998, the Company paid $142,645 of the total preferred dividend of $195,623 with 220,471 shares of its common stock. During 1997, the Company paid $120,395 of the total preferred dividend of $221,248 with 136,000 shares of its common stock.

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                   In connection with a refinancing in 1996, the Company granted to First Union National Bank of Florida five year warrants to purchase an aggregate 200,000 shares of the Company's common stock at $2 per share.

                                   In September 1996, the Company offered for sale up to $500,000 in common stock in a Regulation S offering. At December 31, 1996, $234,974 in proceeds had been received. The remaining proceeds of approximately $224,000 net of issuance costs of approximately $42,000 were received in January, 1997 and the Company issued 1,163,843 shares of common stock. An 8% commission, paid with 86,211 shares of Common Stock of the Company, was paid to an entity in which a former Director of the Company served as an officer and consultant.

                                   During 1997, the Company issued 47,289 shares of Common Stock in exchange for approximately $52,375.

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.      EMPLOYEE STOCK             On August 18, 1994, the Company established
        OWNERSHIP PLAN             the Europa Cruises Corporation PLAN Employee
                                   Stock Ownership Plan (ESOP). The ESOP, which is intended to be a qualified retirement plan under provisions of Section 401(a) of the Internal Revenue Code and an employee stock ownership plan pursuant to Section 4975(3)(7) of the Internal Revenue Code, was established primarily to invest in stock of the Company.
                                   All employees as of December 31, 1994 and subsequent new employees having completed one year of service are eligible to participate in the ESOP. The Company also established a trust called Europa Cruises Corporation
                                   Employee Stock Ownership Plan Trust Agreement to serve as the funding vehicle for the ESOP.
                                   On August 21, 1994, the Company loaned
                                   $4,275,000 to the ESOP in exchange for a ten-year promissory note bearing interest at eight percent per annum. On August 24, 1994, the ESOP purchased 2,880,000 shares of the Company's common stock with the proceeds of the loan. On August 25, 1994, the Company loaned an additional $3,180,000 to the ESOP in exchange for a ten year promissory note bearing interest at eight percent per annum.
                                   On August 26, 1994, the ESOP purchased an additional 2,120,000 shares of the Company's common stock with the proceeds of the loan.
                                   The shares of common stock are pledged to the Company as security for the loans. The promissory notes are payable from the proceeds of annual contributions made by the Company to the ESOP. In 1995 the Company extended the maturity of the loans to twenty years.

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

                                   At December 31, 1998, 1,000,000 shares have been legally released of which, 750,000 have been allocated to participants

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                  accounts. The remaining 250,000 are in the process of being allocated to participants' accounts in 1999. At December 31, 1998, 4,000,000 shares with a fair market value of $1,500,000 are unearned.

9.      INCOME TAXES              At December 31, 1998, the Company had net
                                  operating loss carry-forwards for income taxes of approximately $17.3 million which expire through 2014. Changes in ownership of greater than fifty percent which occurred as a result of the Company's issuances of common and preferred stock may result in a substantial annual limitation of approximately $1,500,000 being imposed upon the future utilization of approximately $7.9 million of the net operating losses for tax purposes.

                                  Deferred income taxes are comprised of the following at December 31, 1998:


                                                                                  1998
                                                                              -----------

                                  Depreciation                                $ 2,284,000

                                  Deferred drydock                                109,000

                                                                              -----------

                                  Gross deferred tax liability                  2,393,000

                                                                              -----------

                                  Loss carry forwards                          (6,491,000)

                                                                              -----------

                                  Deferred tax asset valuation allowance        4,098,000

                                                                              -----------

                                  Net deferred tax asset                      $        --
                                                                              ===========


                                  Realization of any portion of the Company's deferred tax asset at December 31, 1998 is not considered to be more likely than not and, accordingly, a $4,098,000 valuation allowance has been provided.

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.     COMMITMENTS                (a)      Leases
        AND
        CONTINGENCIES              The Company leases certain port facilities,
                                   sales and office space and office equipment under lease agreements which expire through 2001. The leases generally contain renewal options and require that the Company pay for utilities, insurance, property taxes, rental expense and maintenance. The Company currently leases office space and dockage in Florida and in Diamondhead, Mississippi.
                                   Rental expense, which is primarily based on a per passenger basis, aggregated approximately $697,000 and $750,000 in 1998 and 1997, respectively.

                                   Minimum rental obligations under all
                                   noncancellable operating leases with terms of one year or more as of December 31, 1998, are as follows:


                                   1999      $  615,000
                                   2000         545,000
                                   2001         470,000
                                   2002         245,000
                                   2003          33,000
                                              ----------
                                              $1,908,000
                                              ==========


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

                                   The Company's liability, for alleged damages arising out of the condition of the EuropaJet upon its redelivery is in dispute. The

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                                   (b)      Gaming Concession Agreement

                                    On September 16, 1994, the Company
                                    terminated a Gaming Concession Agreement and entered into a consulting agreement with Casinos Austria Maritime Corporation (CAMC). Under the consulting agreement, Europa manages and operates all casinos on board its vessels and CAMC was to provide consulting services through December 31, 1997. As a consultant to the Company, CAMC received $37,500 per month or 3.5% of gross gaming revenue, whichever is greater, CAMC also received $140 per cruise for the services of a Purser on board each vessel. In February, 1997, the Company terminated the consulting agreement with CAMC by paying a termination fee of $361,694, which is included in other operating cost in the accompanying Consolidated Statement of Operations. Under the terms of the Termination Agreement, the Company was to pay a monthly fee of 3.5% of the gross gaming revenue, if any, from casino operations on the M/V Stardancer through December 31, 1997, which aggregated approximately $54,000 during 1997.

                                    On June 19, 1994, Casino World, Inc. and
                                    Mississippi Gaming Corporation (MGC) entered into a Management Agreement with CAMC. Subject to certain conditions, under the Management

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                                    On September 30, 1998, the case was
                                    dismissed. Various post-dismissal motions are pending.

                                    The litigation pending against the Company may have an adverse impact on the Company's ability to secure financing for its planned Mississippi expansion and on licensing by the Mississippi Gaming Commission. The ultimate outcome of these matters cannot presently be determined. Accordingly, the accompanying consolidated financial statements do not include any adjustments that might result from this uncertainty.

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                                    In January and February of 1999, the
                                    Florida Department of Revenue (DOR) issued to the Company Notices of Intent to make Sales and Use Tax Audit Changes for the period of July 1, 1994 through March 31, 1998. The proposed audit changes, including penalties and interest totaled approximately $2.8 million. The DOR seeks to assess tax on passenger fares, food and beverage expenses, fixed asset purchases, repairs and other items and place liens on one or more of the Company's vessels to collateralize payment. The Company strongly disagrees with the proposed audit changes and intends to contest the factual, statutory and regulatory issues which form the basis for the proposed audit changes. However, the Company does believe that certain matters may ultimately be sustained by the DOR and/or agreed to by the Company and has provided a $1.4 million charge to 1998 operations. The ultimate outcome of this matter may be at amounts which differ from the recorded $1.4 million and may have a material adverse impact on the Company's results of operations and financial position.

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                   against all defendants. Management believes there is no support for plaintiff's factual claims and the Company intends to vigorously defend this lawsuit.

                                   On September 13, 1995, the United States
                                   District Court for the Middle District of
                                   Florida, Orlando Division, transferred the case pending in that Court against Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc. and other defendants to the United States District Court for the District of Nevada, Southern Division. Accordingly, the case against Europa and the other defendants in the cruise ship industry will be litigated and perhaps tried together with those cases now pending against the land-based casino operators and the manufacturers, assemblers and distributors of gaming equipment previously sued in federal court in Nevada. Management believes the Nevada forum provides a more favorable forum in which to litigate the issues raised in the Complaint. The Company is sharing the cost of litigation in this matter with other defendants. On November 3, 1997, the Court heard various motions in the case, including a Motion to Dismiss filed by the cruise ship defendants. The motion was denied. On March 18, 1998, the Plaintiffs filed a motion for Class Certification. The motion is pending.

                                   GALVESTON INDEPENDENT SCHOOL DISTRICT, ET
                                   AL. V. EUROPA CRUISE LINES OF TEXAS, INC. ET
                                   AL.
                                   (In the District Court of Galveston County,
                                   Texas (Case No. 95TX0051))

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

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.     SUPPLEMENTAL CASH FLOW     Supplemental schedules of interest paid are
        INFORMATION                as follows:


                                                                                1998            1997
                                                                             ----------      ----------
                                  Cash paid for interest                     $  866,500      $  919,000

                                  Non-cash transactions are as follows:
                                                                                   1998            1997
                                                                             ----------      ----------
                                  Preferred stock dividends paid with
                                      shares of common stock                 $  142,645      $  120,435

                                  Sales tax provision                         1,400,000       1,284,664


12.     OTHER OPERATING           Other operating costs consist of the
        COSTS                     following:


                                                                                  1998            1997
                                                                              ----------      ----------
                                  Annual meeting and proxy expenses           $   61,588      $  428,331

                                  Termination fee associated with the
                                      Gaming Concession Agreement                     --         361,694
                                  ESOP provision                                 155,897         220,625
                                  Other                                           90,231          43,221
                                                                              ----------      ----------

                                                                              $  307,716      $1,053,871
                                                                              ==========      ==========

13.     FAIR VALUE OF              The Company's financial instruments consist
        FINANCIAL                  principally of cash and cash equivalents,
        INSTRUMENTS                accounts receivable and long-term debt. The
                                   carrying amounts of such financial
                                   instruments approximated fair value at
                                   December 31, 1998 and 1997.

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



14.     SUBSEQUENT                 On April 5, 1999, the Company entered into
        EVENTS                     an agreement with Poseidon Sea Kruz, L.C., a
                                   Florida limited liability company for the sale of one of its vessels together with related assets for a total price of $6,000,000. The agreement is contingent on, among other things, the buyer obtaining financing to close this transaction.

                                   At December 31, 1998, included in accounts payable and accrued expenses is a $300,000 refundable fee received from a prospective vessel management entity. Pursuant to the terms of the option agreement, the Company refunded the fee by issuing 750,000 shares of the Company's Common Stock in February 1999.