Form 10QSB
period 1999-03-31
EUROPA CRUISES CORP
filed 1999-05-20
CIK 844887

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                          COMMISSION FILE NO: 0-17529

                           EUROPA CRUISES CORPORATION
               --------------------------------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)


        DELAWARE                                                    59-2935476
------------------------                                           ------------
(State of Incorporation)                                           (I.R.S. EIN)


         150-153RD AVENUE EAST, SUITE 200, MADEIRA BEACH, FLORIDA 33708
         --------------------------------------------------------------
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: 727/393-2885
                                                          --------------

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. YES X    NO
         ---     ---

Indicate the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: Number of Shares Outstanding at March 31, 1998: 24,908,202

                               TABLE OF CONTENTS


                         PART 1: FINANCIAL INFORMATION

ITEM 1   Consolidated Statements of Operations for the three Months Ended
         March 31, 1999.........................................................     4

         Consolidated balance Sheets as of March 31, 1999.......................   5-6

         Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 1999 and March 31, 1998......................................   7-8

         Notes to Consolidated Financial Statements.............................  9-20

ITEM 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations for the Three Months Ended March 31, 1999
         and 1998............................................................... 20-23


                           PART II: OTHER INFORMATION

ITEM 1   Legal Proceedings......................................................    24

ITEM 4   Submission of Matters to a Vote of Security Holders....................    24

ITEM 6   Exhibits and Reports on Form 8-K.......................................    24


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

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                           THREE MONTHS ENDED MARCH 31,
                                                         -------------------------------
                                                              1999              1998
                                                              ----              ----
Revenues:

Gaming Revenue                                           $  2,366,745       $  3,537,626

Passenger Fares                                               515,032            771,517

Food and Beverage                                             161,860            229,794

Charter Revenue                                               396,887                 --

Other                                                          12,490             88,738
                                                         ------------       ------------

                                                         $  3,453,014       $  4,627,675
                                                         ------------       ------------


Costs and Expenses:

Vessel Operating                                            2,290,948          2,952,298

Administrative and General                                    464,053            576,027

Advertising and Promotion                                      42,598            283,224

Depreciation and Amortization                                 476,614            492,062

Interest, Net                                                 181,247            203,796

Other Operating (Note 1)                                       61,431             81,081
                                                         ------------       ------------

                                                            3,516,891          4,588,488
                                                         ------------       ------------


Net Income (Loss)                                             (63,877)            39,187

Preferred Stock Dividends                                     (45,005)           (54,273)
                                                         ------------       ------------

Net Income (Loss) Applicable to
Common Stock                                             $   (108,882)      $    (15,086)
                                                         ------------       ------------

Earnings (Loss) Per Share,
Basic and Diluted                                        $      (.004)      $      (.001)
                                                         ------------       ------------

Weighted Average Number of
Common and Common Equivalent
Shares Outstanding Basic and
Diluted                                                    24,368,666         23,126,712
                                                         ------------       ------------

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS


                                                                  MARCH 31, 1999
                                                                  --------------
Current Assets:

Cash and Cash Equivalents                                          $   826,264

Accounts Receivable                                                    188,135

Prepaid Insurance and Other                                            251,781
                                                                   -----------

Total Current Assets                                                 1,266,180

Vessels, Equipment and Fixtures,
Less Accumulated Depreciation                                       11,877,678

Land Under Development for Dockside Gaming                           5,063,645

Deferred Drydock Costs, Less Accumulated Amortization                  483,527

Other Assets                                                           155,536
                                                                   -----------

                                                                   $18,846,566
                                                                   -----------


                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 MARCH 31, 1999
                                                                 --------------
Current Liabilities:

Accounts Payable and Accrued Liabilities                          $  2,197,210

Accounts Payable-Shareholders                                          516,300

Current Maturities of Long-Term  Debt                                4,194,643

Unearned Revenues                                                      101,250
                                                                  ------------

    Total Current Liabilities                                        7,009,403
                                                                  ------------

Long-Term Debt Less Current Maturities                               2,812,441

Other Liabilities                                                    1,800,000
                                                                  ------------

Total Liabilities                                                   11,621,844
                                                                  ------------

Stockholders' Equity:

Preferred stock, $.01 par value;
Shares authorized: 5,000,000
Shares outstanding: 2,532,000
Aggregate Liquidation Preference ($3,411,080)                           25,320

Common Stock, $.001 par value;
Shares Authorized: 50,000,000
Shares Issued: 30,095,702                                               30,095
Shares Outstanding: 24,908,202

Additional Paid-In-Capital:                                         25,685,303

Unearned ESOP Shares                                                (5,867,814)

Deficit                                                            (12,458,026)

Treasury Stock, at Cost, 1,250,000 Shares                             (190,156)
                                                                  ------------

Total Stockholders' Equity                                           7,224,722
                                                                  ------------
                                                                  $ 18,846,566
                                                                  ------------

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                         THREE MONTHS ENDED MARCH 31,

                                                           1999                1998
                                                           ----                ----

Operating Activities:

Net Income (Loss)                                       $ (63,877)          $   39,187
Adjustments to reconcile net
Income (loss) to net cash used
In operating activities

Depreciation and Amoritization                            476,614              492,062

Release of ESOP Shares                                     19,375               50,000

Expenses Paid in Shares of Common Stock                    75,614                   --

Decrease (increase) in:

    Accounts Receivable                                      (998)              15,991

    Prepaid and Other Assets                              138,047              138,118

Increase (decrease) in:

    Accounts Payable and Accrued Liabilities             (295,922)             243,052

    Unearned Revenues                                      69,655              146,287
                                                        ---------           ----------

Cash provided by Operating Activities                     418,508            1,124,697
                                                        ---------           ----------

Investing Activities

Purchases of Property and Equipment                      (250,674)            (199,227)

Development Costs for Dockside Gaming                                          (88,379)
                                                        ---------           ----------

Cash (required) Provided by
Investing Activities                                     (250,674)            (287,606)
                                                        ---------           ----------


                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                         THREE MONTHS ENDED MARCH 31,

                                                           1999               1998
                                                           ----               ----
Financing Activities:

Proceeds from issuance of common stock                  $ 300,000                 --

Payment of Notes and long-term debt                      (252,496)          (244,421)

Preferred stock dividends                                 (15,000)
                                                        ---------          ---------

Cash (used in) financing activities                        32,504           (244,421)
                                                        ---------          ---------

Net increase (decrease) in cash
and cash equivalents                                      200,338            592,670

Cash and cash equivalents,
beginning of period                                       625,926            237,987
                                                        ---------          ---------

Cash and cash equivalents,
end of period                                           $ 826,264          $ 830,657
                                                        ---------          ---------

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

(a) Casino Revenue

Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Revenue does not include the retail amount of fares, food and beverage provided gratuitously to customers, which was $587,111 and $820,506 for the three months ended March 31, 1999 and 1998 respectively.

(b) Other Operating Costs

Other operating costs consist of the following:


Three months ended March 31                              1999               1998
                                                         ----               ----

ESOP Provision                                          19,375             50,000

Other                                                   42,056             31,081
                                                        ------             ------
                                                        61,431             81,081


NOTE 2.  EARNINGS (LOSS) PER SHARE

Basic earnings/(loss) per common share is based on the net income/(loss) after preferred stock dividends divided by the weighted average number of common shares outstanding during each year. Dilutive earnings per share is computed based on the net income/(loss) after preferred stock dividends divided by the weighted average number of common shares and dilutive securities outstanding. Common shares outstanding includes issued shares less shares held in treasury, and un-allocated and uncommitted shares held by the ESOP trust.

The Company's potentially issuable shares of common stock pursuant to outstanding stock purchase options and warrants and convertible preferred stock are excluded from the Company's diluted computation as their effect would be antidilutive to the Company's net income/(loss).


Common Shares outstanding includes:
Issued Shares                                                        30,095,702
Less: Treasury Shares                                                (1,250,000)
   Unallocated, uncommitted ESOP Shares                              (3,937,500)
                                                                     ----------
Outstanding Shares                                                   24,908,202
                                                                     ----------

NOTE 3.  INCOME TAXES

The Company's taxable income in 1998 has been offset substantially by the utilization of net operating loss contingencies.

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

On March 6, 1998, the Plaintiffs filed a Notice of Voluntary Dismissal Without Prejudice.

                                OTHER LITIGATION

SEA LANE BAHAMAS LIMITED V. EUROPA CRUISES CORPORATION (United States District Court for the Southern District of Florida)(Case No. 94-10004)

CASE PENDING
In February, 1994, following attachment of one of the Company's vessels by Sea Lane Bahamas Limited, the Company entered into a partial settlement agreement with Sea Lane with respect to the Company's obligations under a Bareboat Charter Agreement. With respect to unpaid charterhire, the Company paid the sum of $250,000 to Sea Lane plus an additional $386,000 in monthly payments of $30,000 per month plus interest at the rate of six percent (6%) per annum fully paid as of December 31, 1995. However, the Company's liability, if any, for damages arising out of the condition of the Europa Jet upon its redelivery to Sea Lane remains in dispute. The Settlement Agreement provided that if the Company and Sea Lane were unable to settle this dispute with respect to the condition of the Europa Jet when it was redelivered to Sea Lane, the amount of the Company's remaining obligation to Sea Lane would be determined in binding arbitration. Sea Lane contends that substantial expenses, in excess of one million dollars, were incurred to make repairs for which Europa is responsible. On or about April 10, 1995, the United States District Court entered an Order granting Sea Lane's Petition to Compel Arbitration. Arbitrators were selected and discovery was taken.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

It must be noted that the M/V Europa Sun was chartered beginning March 1, 1999. Therefore, the comparison between the first quarter of 1999 and the first quarter of 1998 of the results of operations must allow for the absence of this vessel from the Company's operations during the month of March, 1999.

The Company operated 446 cruises in 1999 as compared to 504 in 1998, a decrease of 11.5% or 58 cruises. The decrease in the number of cruises is attributable to the absence of Miami operations in March. The Company carried 54,268 passengers in 1999 as compared to 69,804 in 1998, a decrease of 15, 431 passengers or 22.10%. The decrease is due, in part, to the fact that the M/V Europa Sun in Miami was idle for eight days in January and was chartered to a third party beginning March 1, 1999. In addition, the Company did experience a drop in the number of passengers of approximately 15.4% in the remaining two operating ports during the quarter. The decrease is attributable to the continued, strong competition in both ports. The average revenue per passenger was approximately $56.27 in 1999 as compared to $66.30 in 1998, a decrease of $10.09 per passenger or 15.2%. The Company carried an average of 122 passengers per cruise in 1999 as compared to 139 in 1998, a decrease of 17 passengers per cruise or 12.2%.

TOTAL REVENUES/GAMING REVENUES
The Company earned total revenues of $3,453,014 in 1999 as compared to total revenues of $4,627,675 in 1998, a decrease of $1,174,661. The Company's gaming revenue decreased from $3,537,626 in 1998 to $2,366,745 in 1999, a decrease of $1,170,881, or 33.1%. Approximately $400,000 of the decrease is due to the termination of the Miami operation. The remainder is attributable to a drop in the passenger count and a low hold percentage in Ft. Myers during the first quarter of 1999.

PASSENGER FARES
Passenger fares fell from $771,517 in 1998 to $515,032 in 1999, a decrease of $256,485 or 33.2%. The average passenger fare in 1999 was $9.47 compared to $11.05 in 1998, a decrease of 14.3%. The decrease is attributable to continued pressure on fares from direct competition.

FOOD AND BEVERAGE REVENUES
Revenue from food and beverage sales decreased from $229,794 in 1998 to $161,860 in 1999, a decrease of $67,934 or 30.0%. Approximately $45,000 of the decrease is associated with the termination of the Miami operation.

CHARTER REVENUE
In February, 1999, the Company entered into a preliminary agreement, subject to certain contingencies, with Stardancer Casino, Inc., a South Carolina Company. Under the terms of the agreement, Stardancer Casino, Inc. would manage and/or sublease the Company's Miami Beach, Florida operation. Under the terms of the agreement, Europa would receive approximately $97,000 per month in addition to expense incident to the operation. The Company is in receipt of a nonrefundable deposit in the amount of $300,000. The Company's landlord has objected to an assignment of the Company's lease. Therefore, the Company intends to enter into a management contract. Stardancer Casino, Inc. has been managing the port since March 1, 1999. One or more of the principals of Stardancer Casino, Inc. are affiliated with Seven Star Charters, Inc. which charters the Europa Stardancer. Revenue associated with this charter amounted to $121,887 for the first quarter of 1999.

On December 29, 1998, the Company entered into a Charter Agreement with Seven Star Charters, Inc. to charter the Stardancer for a five year period beginning January 1, 1999. The Agreement calls for an annual charter fee of $1,080,000 in addition to certain insurance payments. The Agreement gives Seven Star Charters, Inc. an option to purchase the Stardancer for $2,800,000. or less depending on the time of purchase. The Company received an advance charter fee in the amount of $275,000 and a Letter of Credit in the amount of $150,000. The

Stardancer is currently operated out of Myrtle Beach, South Carolina. One or more of the principals of Seven Star Charters, Inc. are affiliated with Stardancer Casino, Inc., which currently manages the Europa Sun in Miami Beach, Florida. Revenue associated with this charter amounted to $275,000 for the first quarter of 1999.

The continued receipt of revenue from these charters is contingent on the success of the respective operations.

COSTS AND EXPENSES
VESSEL OPERATING EXPENSES
Vessel operating costs and expenses decreased form $2,952,298 in 1998 to $2,290,948 in 1999, a decrease of $661,350 or 22.4%. The per cruise vessel operating cost in 1999 is $5,137 compared to $5,858 in 1998, a decrease of $721 per cruise or a 12.3% decrease.

ADMINISTRATIVE AND GENERAL AND OTHER OPERATING EXPENSES
Administrative and general costs and expenses decreased from $576,027 in 1998 to $464,053 in 1999, or $111,974 a decrease of 19.4%. Other operating expenses decreased from $81,081 in 1998 to $61,431 in 1999 or $19,650, a decrease of 24.2%.

ADVERTISING AND PROMOTION
Advertising and promotion decreased from $283,224 in 1998 to $42,598 in 1999, or $240,626, a decrease of 85.0%. The decrease is due to a planned reduction of print, radio and newspaper advertising.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization decreased from $492,062 in 1998 to $476,614 in 1999, or $15,448, a decrease of 3.1%.

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

LIQUIDITY AND CAPITAL RESOURCES
In 1999, the Company expects to meet its normal operating costs and expenses from its cash flow operations. The Company, however, may be unable to meet any unusual or unanticipated cash requirements should they arise during 1999 except through the sale of common stock or borrowing.

The Company's working capital deficiency is approximately $5,743,223 at March 31, 1999 as compared to $5,770,107 at March 31, 1998.

Investing activities (principally vessel improvements, major vessel repair and maintenance, and gaming equipment purchases) required cash of approximately $250,674 in 1999, which was met through operating cash. No additional major capital expenditures are planned for the second quarter of 1999.

The Company has not yet evaluated its computer system for "Year 2000" compliance. However, the Company does not expect the cost of such conversion to be material to its financial condition or results or operations, nor does it anticipate any material disruption in its operations with respect thereto.

Except for historical information contained herein, the matters discussed herein, in particular, statements that use the words "believes," "expects," "intends," or "anticipates," are intended to identify forward looking statements that are subject to risks and uncertainties including, but not limited to, inclement weather, mechanical failures, increased competition, financing, governmental action, environmental opposition, legal actions, and other unforeseen factors. The development of the Diamondhead, Mississippi project, in particular, is subject to additional risks and uncertainties, including, but not limited to, risks relating to permitting, financing, the activities of environmental groups, the outcome of litigation and the actions of federal, state, or local governments or agencies. The results of financial operations reported herein are not necessarily an indication of future prospects of the Company. Future results may differ materially.

                          PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
See Note 4.  Material Contingencies.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27 Financial Data Schedule (for SEC use only)

No reports on Form 8-K have been filed during the quarter ended March 31, 1999.



                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         EUROPA CRUISES CORPORATION


DATE: May 20, 1999                       /s/ DEBORAH A. VITALE
                                         --------------------------------------
                                         By: Deborah A. Vitale
                                             President

                                         /s/ ROBERT ZIMMERMAN
                                         --------------------------------------
                                         By: Robert Zimmerman
                                             Chief Financial Officer