Form 10QSB
period 1999-06-30
EUROPA CRUISES CORP
filed 1999-08-23
CIK 844887

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                           COMMISSION FILE NO: 0-17529

                           EUROPA CRUISES CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

       DELAWARE                                                     59-2935476
(State of Incorporation)                                           (I.R.S. EIN)


         150-153RD AVENUE EAST, SUITE 200, MADEIRA BEACH, FLORIDA 33708
                    (Address of principal executive offices)

Registrant's telephone number, including area code: 727/393-2885

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.          YES  [X]    NO   [ ]

Indicate the number of shares outstanding of each of the Issuer's classes of common equity as of he latest practicable date: Number of Shares Outstanding at July 22, 1999: 27,136,519

                                TABLE OF CONTENTS


                          PART 1: FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

          Consolidated Statements of Operations for the Three
          Months Ended June 30, 1999...........................................................     4

          Consolidated Statements of Operations for the Six
          Months Ended June 30, 1999...........................................................     5

          Consolidated Balance Sheets as of June 30, 1999 .....................................     6-7

          Consolidated Statements of Cash Flows for the Six Months Ended
          June 30, 1999 and June 30, 1998  ....................................................     8-9

          Notes to Consolidated Financial Statements ..........................................     10-21

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS

          Results of Operations for the Three Months
          ended June 30, 1999 .................................................................     22

          Results of Operations for the Six Months
          ended June 30, 1999..................................................................     25

                                             PART II: OTHER INFORMATION

ITEM 1    Legal Proceedings ...................................................................     28

ITEM 4    Submission of Matters to a Vote of Security Holders .................................     28


ITEM 6    Exhibits and Reports on Form 8-K.....................................................     29

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

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        THREE MONTHS ENDED JUNE 30*
                                     -------------------------------
                                         1999               1998
                                     ------------       ------------
Revenues:

Gaming Revenue                       $  1,198,354       $  3,475,343

Passenger Fares                           304,983            749,200

Food and Beverage                         119,174            265,455

Charter Revenue                           635,661            406,000

Other                                      33,947             75,768
                                     ------------       ------------

                                     $  2,392,121       $  4,971,766
                                     ------------       ------------

Costs and Expenses:

Vessel Operating                        1,611,881          3,136,270

Administrative and General                292,170            548,013

Advertising and Promotion                  54,621            218,559

Depreciation and Amortization             464,821            597,013

Sales Tax Settlement                      200,000                 --

Interest, Net                             187,979            141,177

Other Operating (Note 1)                  207,038             77,212
                                     ------------       ------------

                                        3,018,510          4,718,844
                                     ------------       ------------

Net Income (Loss)                        (726,389)           252,922

Preferred Stock Dividends                 (45,005)           (54,273)
                                     ------------       ------------

Net Income (Loss) Applicable to
Common Stock                         $   (771,394)      $    198,649
                                     ------------       ------------

Earnings (Loss) Per Share,
Basic and Diluted                    $       (.03)      $        .01
                                     ------------       ------------

Weighted Average Number of
Common Shares Outstanding              25,374,256         23,598,440
                                     ------------       ------------


*Note: The M/V Europa Sun was chartered as of March 1, 1999 and did not operate in the second quarter.

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        SIX MONTHS ENDED JUNE 30*

                                         1999               1998
                                     ------------       ------------
Revenues:

Gaming Revenue                       $  3,565,099       $  7,012,969

Passenger Fares                           820,015          1,520,717

Food and Beverage                         281,034            495,249

Charter Revenue                         1,032,548            406,000

Other                                      46,437            164,506
                                     ------------       ------------

                                     $  5,745,133       $  9,599,441
                                     ------------       ------------


Costs and Expenses:

Vessel Operating                        3,902,869          6,138,568

Administrative and General                756,223          1,074,040

Advertising and Promotion                  97,219            501,783

Depreciation and Amortization             941,435          1,089,075

Sales Tax Settlement                      200,000                 --

Interest, Net                             369,226            345,573

Other Operating (Note 1)                  268,467            158,293
                                     ------------       ------------

                                        6,535,399          9,307,332
                                     ------------       ------------


Net Income (Loss)                        (790,266)           292,109

Preferred Stock Dividends                 (90,010)          (108,546)
                                     ------------       ------------

Net Income (Loss) Applicable to
Common Stock                         $   (880,276)      $    183,563
                                     ------------       ------------

Earnings (Loss) Per Share,
Basic and Diluted                    $       (.04)      $        .01
                                     ------------       ------------

Weighted Average Number of
Common Shares Outstanding              24,980,498         23,145,135
                                     ------------       ------------


*Note: The M/V Europa Sun was chartered as of March 1, 1999 and, therefore, did not operate for four of the six months reported.

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                      JUNE 30, 1999
                                      -------------

Current Assets:

Cash and Cash Equivalents             $   252,981

Accounts Receivable                       337,424

Prepaid Insurance and Other               164,960
                                      -----------

Total Current Assets                      755,365

Vessels, Equipment and Fixtures,
Less Accumulated Depreciation          11,523,047

Land Under Development for
Dockside Gaming                         5,063,645

Deferred Drydock Costs, Less
Accumulated Amortization                  384,340

Other Assets                              145,622
                                      -----------

                                      $17,872,019
                                      -----------

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   JUNE 30, 1999
                                                   -------------

Current Liabilities:

Accounts Payable and Accrued Liabilities           $  2,447,450

Accounts Payable-Shareholders                           516,300

Current Maturities of Long-Term  Debt                 3,951,152

Unearned Revenues                                       237,469
                                                   ------------

   Total Current Liabilities                          7,152,371
                                                   ------------

Long-Term Debt Less Current Maturities                2,853,191

Other Liabilities                                     1,350,000
                                                   ------------

Total Liabilities                                    11,355,562
                                                   ------------

Stockholders' Equity:

Preferred stock, $.01 par value;
Shares authorized: 5,000,000
Shares outstanding: 2,532,000
Aggregate Liquidation Preference ($3,411,080)            25,320

Common Stock, $.001 par value;
Shares Authorized:   50,000,000
Shares Issued:       30,196,560                          30,195
Shares Outstanding:  25,071,560

Additional Paid-In-Capital:                          25,654,582

Unearned ESOP Shares                                 (5,774,064)

Deficit                                             (13,229,420)

Treasury Stock, at Cost,
1,250,000 Shares                                       (190,156)
                                                   ------------

Total Stockholders' Equity                            6,516,457
                                                   ------------
                                                   $ 17,872,019
                                                   ------------

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                 SIX MONTHS ENDED JUNE 30,

                                                  1999              1998
                                                ---------       -----------

Operating Activities:

Net Income (Loss)                               $(790,266)      $   292,109

Adjustments to reconcile net
Income (loss) to net cash used
In operating activities

Depreciation and Amortization                     941,435         1,089,075

Release of ESOP Shares                             52,500           100,000

Expenses Paid in Shares of Common Stock            75,614                --

Decrease (increase) in:

  Accounts Receivable                            (150,287)           (7,202)

  Prepaid and Other Assets                        228,310           180,987

Increase (decrease) in:

  Accounts Payable and Accrued Liabilities        (45,682)           18,224

  Unearned Revenues                               205,874           (46,077)

  Other Liabilities                               450,000                --
                                                ---------       -----------

Cash provided by Operating Activities              67,498         1,627,116
                                                ---------       -----------

Investing Activities

Purchases of Property and Equipment              (251,765)          (65,520)

Development Costs for Dockside Gaming                  --           (24,792)

Deferred costs and other                           (3,441)         (211,036)
                                                ---------       -----------

Cash (required) Provided by
Investing Activities                             (255,206)         (301,348)
                                                ---------       -----------

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                             SIX MONTHS ENDED JUNE 30

                                              1999             1998
                                            ---------       ---------

Financing Activities:

Proceeds from issuance of common stock      $ 300,000              --

Payment of Notes and long-term debt          (455,237)       (643,459)

Preferred stock dividends                     (30,000)       (108,546)
                                            ---------       ---------

Cash (used in) financing activities          (185,237)       (752,005)
                                            ---------       ---------

Net increase (decrease) in cash
and cash equivalents                         (372,945)        573,763

Cash and cash equivalents,
beginning of period                           625,926         237,987
                                            ---------       ---------

Cash and cash equivalents,
end of period                               $ 252,981       $ 811,750
                                            ---------       ---------

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Significant Accounting Policies

(a)  Casino Revenue

Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Revenue does not include the retail amount of fares, food and beverage provided gratuitously to customers, which was $380,747 and $972,000 for the three months ended June 30, 1999 and 1998 respectively and $967,858 and $1,793,000 for the six months ended June 30, 1999 and 1998 respectively.

(b)  Other Operating Costs

Other operating costs consist of the following:

THREE MONTHS ENDED JUNE 30               1999         1998
                                       -------      -------
ESOP Provision                          33,125       50,000
Provision for Wage and Hour Audit      120,000           --
Other                                   53,913       27,212
                                       -------      -------
                                       207,038       77,212
                                       -------      -------

SIX MONTHS ENDED JUNE 30                  1999         1998
                                       -------      -------
ESOP Provision                          52,500      100,000
Provision for Wage and Hour Audit      120,000           --
Other                                   95,967       58,293
                                       -------      -------
                                       268,467      158,293
                                       -------      -------


NOTE 2.  EARNINGS (LOSS) PER SHARE

Net earnings /(loss) per common share is based on the net income/(loss) after preferred stock dividends divided by the weighted average number of common shares outstanding during each year. Common shares outstanding includes issued shares less shares held in treasury, and unallocated and uncommitted shares held by the ESOP trust.

The Company's potentially issuable shares of common stock pursuant to outstanding stock purchase options and warrants and convertible preferred stock are excluded from the Company's 1999 computation as their effect would be antidilutive to the Company's net (loss).

Common Shares outstanding includes:
Issued Shares                                 30,196,560
Less: Treasury Shares                         (1,250,000)
   Unallocated, uncommitted ESOP Shares       (3,875,000)
                                             -----------
Outstanding Shares                            25,071,560
                                             -----------


NOTE 3.  INCOME TAXES

The Company's taxable income in 1998 has been offset substantially by the utilization of net operating loss contingencies.

NOTE 4.  MATERIAL CONTINGENCIES

                             TAX-RELATED LITIGATION

FLORIDA DEPARTMENT OF REVENUE TAX AUDITS

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

SETTLED
In January of 1999 through April 1999, the Florida Department of Revenue issued various Notices of Intent to Make Audit Changes to Europa Cruises Corporation and its subsidiaries for the period April 1, 1993 and July 1, 1994 through March 31, 1998. The proposed audit changes include an alleged tax due in the amount of $1,710,209, penalties in the amount of $855,105 and interest in the amount of $663,621 for a total of $3,228,935. On April 13, 1999, the Company received Notices of Assessment relating to the foregoing which included continuing interest to date.

Under threat of action by the Department to immediately collect all amounts owing under the assessment, the Company entered into a negotiated settlement of the matter in June 1999. This settlement calls for Europa to pay $1,600,000 to the Department in monthly installments of $50,000 until satisfied. In the event that the Company should sell one of its vessels, $800,000 would be immediately due to the Department. Should a second vessel be sold, the remainder of the then-unpaid settlement amount would be due from the proceeds of that sale. As of the filing date of this report, $1,450,000 remains due to the Department pursuant to this settlement.

The Company recorded a contingency in the fourth quarter of 1998 in the amount of $1,400,000 for this matter. The remaining $200,000 of the $1,600,000 settlement was charged to operations in the second quarter of 1999.

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

CASE PENDING
On July 31, 1998, the Association for Disabled Americans, Inc., Daniel Ruiz and Jorge Luis Rodriguez filed suit against Europa Cruises of Florida 2, Inc. and Europa Cruises Corporation ("Europa") for injunctive relief pursuant to the Americans With Disabilities Act. The Plaintiffs claim, in part, that Europa has discriminated against them by denying them access to and full and equal enjoyment of services, facilities, accommodations, the subject vessel and premises and that the Company has failed to remove architectural barriers and erect certain architecturally required improvements. The Plaintiffs have requested that the Court issue a permanent injunction enjoining Europa from continuing its alleged discriminatory practices, ordering Europa to alter the subject vessel and premises, close the subject vessel and premises until the alleged required modifications are completed and to award Plaintiffs attorneys' fees, costs and expenses incurred. The Company intends to vigorously defend this action.

HUBBARD ENTERPRISES, INC. V. EUROPASKY CORPORATION (Circuit Court for Pinellas County, Floridaq, Case No. 99-003715)

CASE PENDING
On or about May 28, 1999, Hubbard Enterprises, Inc., the landlord for the Madeira Beach operation, filed a Complaint for Declaratory Relief and damages against EuropaSky Corporation claiming that Europa is required to pay a rental fee for both paying and non-paying passengers as opposed to only paying passengers. On or about June 22, 1999, Europa filed an Answer denying the contention. In addition, Europa filed a Counterclaim for tortious interference in business relations and/or contractual relations, extortion, and breach of contract. Europa alleges, among other things, that Hubbard's interfered with the sale of the Madeira Beach operation which was then-scheduled to close on May 10, 1999. Europa is seeking compensatory and punitive damages.


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

On January 15, 1997, the Bay St. Louis Community Association, Preserve Diamondhead Quality, Inc., Gulf Islands Conservancy, Inc. and Concerned Citizens to Protect the Isles and Point, Inc. filed a Notice of Appeal appealing the decision of the Chancery Court to the Supreme Court of Mississippi. On July 23, 1998, the Supreme Court of Mississippi reversed the lower court's decision and remanded the case to the lower court for a hearing on the merits. On or about August 6, 1998, Casino World, Inc. filed a Motion for Rehearing which was denied on October 15, 1998. On or about October 26, 1998, the case was remanded to the lower court for a hearing on the merits.

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

CASE DISMISSED
On March 26, 1998, Casino World, Inc. and Mississippi Gaming Corporation filed suit against the above-named parties, inter alia, to declare a Permit issued by the U.S. Army Corps of Engineers to the Hancock County Port and Harbor Commission on March 26, 1998, which was transferred to Casino World, Inc. and Mississippi Gaming Corporation, to be valid under Section 10 of the Rivers and Harbors Act and to enjoin the defendants from delaying, interfering or infringing on protected rights the Plaintiffs have under the Permit. On or about April 16, 1998, the Defendants (with the exception of the United States Army Corps of Engineers and United States of America) filed a Motion to Dismiss the Complaint on grounds, inter alia, that the Court lacks subject matter jurisdiction and that the Complaint fails to state a claim upon which relief may be granted. On June 30, 1999, the District Court granted the defendants' motion to dismiss.

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

On or about October 30, 1998, one month after the Court dismissed the previous case, Liberis and his former spouse, Ginger Liberis, filed suit in the Circuit Court in and for Pinellas County, Florida for fraud and conspiracy, intentional interference with advantageous business relationships, intentional breach of duty to facilitate stock transfers, conspiracy, negligence-failure to facilitate stock transfers, defamation, conspiracy to defame, and intentional infliction of emotional distress. The Company filed a motion to dismiss the case. On July 19, 1999, the Court granted plaintiffs sixty days to file an amended complaint.

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

During the course of the fire investigation, the investigators seized all gambling equipment and paraphernalia found in the warehouse pursuant to a search warrant and Chapters 849.15 and 849.231 of the Florida Code which prohibit, among other things, the manufacture, sale or possession of certain gambling devices except under exemption for those registered with the United States Government pursuant to 15 U.S.C. Section 1171 et seq. The Company is registered with the United States Government pursuant to 15 U.S.C. Sections 1171-1178 and believes it falls within the exemption. The Company believes the investigators who seized the equipment did not know that the Company was so registered. The Company has retained an attorney to handle this matter.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999

It must be noted that the M/V Europa Sun was chartered beginning March 1, 1999. Therefore, the comparison between the second quarter of 1999 and 1998 results of operations must allow for the absence of this vessel from the Company's operations during the second quarter of 1999. In addition, the M/V Europa Star took on water while docked the night of April 26th and did not operate from April 27th through May 7th, resulting in a loss of 22 cruises. This incident resulted in a significant loss of revenue and operating income for the quarter.

The Company operated 322 cruises in 1999 as compared to 554 in 1998, a decrease of 40.8% or 232 cruises. The decrease in the number of cruises is attributable to the absence of Miami operations in the second quarter, and the Star incident referred to above, which accounts for a decrease of 208 cruises. The Company carried 29,342 passengers in 1999 as compared to 73,387 in 1998, a decrease of 44,045 passengers or 60.0%. The decrease is due, in large part, to the fact that the M/V Europa Sun was chartered for the entire second quarter. For the three months ended June 30, 1998, the Sun carried 25,938 passengers accounting for 58.9% of the difference. Also, based on average passengers per cruise, management estimates that the Star lost approximately

2300 passengers while out of service. In addition, the Company did experience a drop in the number of passengers of approximately 21.5% in the remaining operations during the quarter. The decrease is attributable to the continued and expanding strong competition in the industry. The average revenue per passenger was approximately $55.29 in 1999 as compared to $61.18 in 1998, a decrease of $5.89 per passenger or 9.6%.

TOTAL REVENUES/GAMING REVENUES
The Company earned total revenues of $2,292,121 in 1999 as compared to total revenues of $4,971,766 in 1998, a decrease of $2,679,645 of which $1,385,588 is attributable to the non-operation of the Sun. The Company's gaming revenue decreased from $3,475,343 in 1998 to $1,198,354 in 1999, a decrease of $2,276,989, or 65.5%. Approximately $1,285,000 of the decrease is due to the termination of the Miami operation. The remainder is attributable to a drop in the passenger count and a low hold percentage in Ft. Myers in the month of June.
 .
PASSENGER FARES
Passenger fares fell from $749,200 in 1998 to $304,983 in 1999, a decrease of $444,217 or 59.3%. The average passenger fare in 1999 was $10.39 compared to $10.21 in 1998, an increase of 1.8%.

FOOD AND BEVERAGE REVENUES
Revenue from food and beverage sales decreased from $265,455 in 1998 to $119,174 in 1999, a decrease of $146,281 or 55.1%. Approximately $74,000 of the decrease is associated with the termination of the Miami operation. Per passenger revenues were $4.06 in 1999 versus $3.62 in 1998, an increase of 12.5%.

CHARTER REVENUE
In February, 1999, the Company entered into a preliminary agreement, subject to certain contingencies, with Stardancer Casino, Inc., a South Carolina Company. Under the terms of the agreement, Stardancer Casino, Inc. would manage and/or sublease the Company's Miami Beach, Florida operation. Under the terms of the agreement, Europa would receive approximately $97,000 per month in addition to expenses incident to the operation. The Company received a nonrefundable deposit in the amount of $300,000. The Company's landlord has objected to an assignment of the Company's lease. Therefore, the Company entered into an agreement pursuant to which Stardancer Casino, Inc. has been operating the port since March 1, 1999. One or more of the principals of Stardancer Casino, Inc. are affiliated with Seven Star Charters, Inc. which charters the Europa Stardancer. Revenue associated with this charter amounted to $365,661 for the second quarter of 1999.

On December 29, 1998, the Company entered into a Charter Agreement with Seven Star Charters, Inc. to charter the Stardancer for a five year period beginning January 1, 1999. The Agreement calls for an annual charter fee of $1,080,000 in addition to certain insurance payments. The Agreement gives Seven Star Charters, Inc. an option to purchase the Stardancer for $2,800,000. or less depending on the time of purchase. The Company received an advance charter fee in the amount of $275,000 and a Letter of Credit in the amount of $150,000. The Stardancer is currently operated out of Myrtle Beach, South Carolina. One or more of the principals of Seven Star Charters, Inc. are affiliated with Stardancer Casino, Inc., which currently manages the Europa Sun in Miami Beach, Florida. Revenue associated with this charter amounted to $270,000 for the second quarter of 1999.

The continued receipt of revenue from these charters is contingent on the success of the respective operations and legislation and/or court decisions which do not prohibit these operations.

COSTS AND EXPENSES

VESSEL OPERATING EXPENSES
Vessel operating costs and expenses decreased form $3,136,270 in 1998 to $1,611,881 in 1999, a decrease of $1,524,389 or 48.6%. Approximately $1,030,709 of the decrease was associated with 1998 operating costs of the Europa Sun. The per cruise vessel operating cost in 1999 is $5,006 compared to $5,765 in 1998, a decrease of $759 per cruise or a 13.2% decrease.

ADMINISTRATIVE AND GENERAL AND OTHER OPERATING EXPENSES
Administrative and general costs and expenses decreased from $548,013 in 1998 to $292,170 in 1999, or $255,843 a decrease of 46.7%.Of that decrease, $81,884 was associated with second quarter 1998 operations of the Europa Sun. The remaining decrease was realized principally through elimination of administrative positions and other salary reductions. Other operating expenses increased from $77,212 in 1998 to $207,038 in 1999. The increase of $129,826 is almost entirely attributable to a second quarter provision of $ 120,000 as the estimated cost of back wages due employees as determined by an audit by the Department of Labor, Division of Wage and Hour. The audit computes the amount due based on periods of time that various "tipped" employees were not paid minimum wage. This is predicated on the position that dealers cannot earn tips during part of the period in which the vessel is sailing to international waters and no gaming activities are taking place. The audit covers the period from January 1, 1997 through April 30, 1999.

ADVERTISING AND PROMOTION
Advertising and promotion expenses decreased from $218,559 in 1998 to $54,621 in 1999, a decrease of $ 163,938 or 75.0%. The decrease was necessitated to offset loss of revenues resulting from new competition.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization decreased from $548,013 in 1998 to $464,821 in 1999, a decrease of $83,192 or 15.2%.

NOTICE OF INTENT TO MAKE AUDIT CHANGES/NOTICE OF PROPOSED ASSESSMENT

See Note 4. Material Contingencies: Tax-Related Litigation-Florida Department of Revenue Tax Audits.

          RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999

It must be noted that the M/V Europa Sun was chartered beginning March 1, 1999. Therefore, the comparison between the six months ended June 30, 1999 and 1998 results of operations must allow for the absence of this vessel from the Company's operations during the period being reported. In addition, the M/V Europa Star took on water while docked the night of April 26th and did not operate from April 27th through May 7th, resulting in a loss of approximately 22 cruises. This had a substantial effect on revenues and results of operations for the six months period.

The Company operated 768 cruises in 1999 as compared to 1,048 in1998, a decrease of 280 cruises, or 40.8%. The decrease in the number of cruises is attributable to the absence of Miami operations from March through June 1999 and the Star incident referred to above, which accounts for a total difference of 278 cruises. The Company carried 83,710 passengers in 1999 as compared to 143,191 in 1998, a decrease of 59,481 passengers or 41.5%. The decrease is due, in part, to the fact that the M/V Europa Sun was chartered for the period March 1, 1999 through June 30, 1999. For the six months ended June 30, 1998, the Sun carried 43,774 passengers compared to 10,399 passengers for the same period in 1999, a difference of 33,375 passengers. Also, based on average passengers per cruise, management estimates that the Star lost approximately 2300 passengers while out of service. The remaining decrease is attributable to the strong competition in the industry. The average revenue per passenger was approximately $55.74 in 1999 as compared to $63.05 in 1998, a decrease of $7.31 per passenger, or 11.6%.

TOTAL REVENUES/GAMING REVENUES
The Company earned total revenues of $5,745,133 in 1999 as compared to total revenues of $9,599,441 in 1998, a decrease of $3,845,308, of which $1,343,874 is attributable to the difference in operating revenues associated with the Sun. The Company's gaming revenue decreased from $7,012,969 in 1998 to $3,565,099 in 1999, a decrease of $3,447,870, or 49.2%. Approximately $1,777,332 of the
decrease is due to the termination of the Miami operation. The remainder is attributable to a drop in passenger counts and extremely low hold percentages in Ft. Myers.

PASSENGER FARES
Passenger fares fell from $1,520,717 in 1998 to $820,015 in 1999, a decrease of $ 700,702 or 46.1%. The average passenger fare in 1999 was $9.79 compared to $10.62 in 1998, a decrease of 7.8%.

FOOD AND BEVERAGE REVENUES
Revenue from food and beverage sales decreased from $495,249 in 1998 to $281,034 in 1999, a decrease of $214,215 or 43.3%. Approximately $118,525 of the decrease is associated with the termination of the Miami operation. Per passenger revenues were $3.36 in 1999 compared to $3.46 in 1998, a decrease of 2.9%.

CHARTER REVENUE
In February, 1999, the Company entered into a preliminary agreement, subject to certain contingencies, with Stardancer Casino, Inc., a South Carolina Company. Under the terms of the agreement, Stardancer Casino, Inc. would manage and/or sublease the Company's Miami Beach, Florida operation. Under the terms of the agreement, Europa would receive approximately $97,000 per month in addition to expenses incident to the operation. The Company received a nonrefundable deposit in the amount of $300,000. The Company's landlord has objected to an assignment of the Company's lease. Therefore, the Company entered into an agreement pursuant to which Stardancer Casino, Inc. has been operating the port since March 1, 1999. One or more of the principals of Stardancer Casino, Inc. are affiliated with Seven Star Charters, Inc. which charters the Europa Stardancer. Revenue associated with this charter amounted to $487,548 for the six months ended June 30,1999.

On December 29, 1998, the Company entered into a Charter Agreement with Seven Star Charters, Inc. to charter the Stardancer for a five year period beginning January 1, 1999. The Agreement calls for an annual charter fee of $1,080,000 in addition to certain insurance payments. The Agreement gives Seven Star Charters, Inc. an option to purchase the Stardancer for $2,800,000. or less depending on the time of purchase. The Company received an advance charter fee in the amount of $275,000 and a Letter of Credit in the amount of $150,000. The Stardancer is currently operated out of Myrtle Beach, South Carolina. One or more of the principals of Seven Star Charters, Inc. are affiliated with Stardancer Casino, Inc., which currently manages the Europa Sun in Miami Beach, Florida. Revenue associated with this charter amounted to $545,000 for the six months ended June 30,1999.

The continued receipt of revenue from these charters is contingent on the success of the respective operations and legislative and/or court decisions which do not prohibit these operations.

COSTS AND EXPENSES

VESSEL OPERATING EXPENSES
Vessel operating costs and expenses decreased form $6,138,568 in 1998 to $3,902,869 in 1999, a decrease of $2,235,699 or 36.4%. Of that decrease, $
1,247,620 was associated with the difference in operating costs of the Europa Sun. The per cruise vessel operating cost in 1999 is $5,082 compared to $5,857 in 1998, a decrease of $775 per cruise or a 13.2% decrease.

ADMINISTRATIVE AND GENERAL AND OTHER OPERATING EXPENSES
Administrative and general costs and expenses decreased from $1,074,040 in 1998 to $ 756,223 in 1999, or $ 317,817, a decrease of 29.6%.Of that decrease, $ 111,769 was attributable to the absence of operating the Europa Sun. The remaining decrease was realized principally through elimination of administrative positions and other salary reductions. Other operating expenses increased from $158,293 in 1998 to $268,467 in 1999. The increase of $110,174 is associated with a second quarter provision of $ 120,000 as the estimated cost of back wages due employees as determined by an audit by the Department of Labor, Division of Wage and Hour. The audit computes the amount due based on periods of time that various "tipped" employees were not paid minimum wage. This is predicated on the position that dealers cannot earn tips during part of the period in which the vessel is sailing to international waters and no gaming activities are taking place. The audit covers the period from January 1, 1997 through April 30, 1999.

ADVERTISING AND PROMOTION
Advertising and promotion decreased from $501,783 in 1998 to $97,219 in 1999, a decrease of $ 404,564 or 80.6%. The decrease was necessitated to offset loss of revenues resulting from new competition.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization decreased from $1,089,075 in 1998 to $941,435 in 1999, a decrease of $ 147,640 or 13.6%.

NOTICE OF INTENT TO MAKE AUDIT CHANGES/NOTICE OF PROPOSED ASSESSMENT
See Note 4. Material Contingencies: Tax-Related Litigation-Florida Department of Revenue Tax Audits.

LIQUIDITY AND CAPITAL RESOURCES
In 1999, the Company was unable to meet its normal operating costs and expenses from operating cash flow. The Company will be unable to meet any unusual or unanticipated additional cash requirements when they arise during 1999 except through the sale of common stock or borrowing. In 1999, the Company paid some of its operating expenses by issuing shares of common stock.

Investing activities (principally vessel improvements, major vessel repair and maintenance, and gaming equipment purchases) required cash of approximately $251,765 to date in 1999, which have been met through operating cash. The Europa Star is scheduled for drydock in the third quarter of 1999 at an estimated cost of approximately $400,000. It is expected that this cost will be met through the sale of common stock . No additional major capital expenditures are planned for 1999.

In an effort to raise working capital, the Company has offered restricted common shares to accredited investors during July and August of 1999. The Company has received $424,963 to date for the sale of these shares. In addition, a shareholder advance in the amount of $300,000 was satisfied through the issuance of 1,000,000 shares of common stock in July 1999.

In an effort to maintain adequate cash for operations, the Company has tentatively agreed to new terms with First Union National Bank, which holds a note that has an outstanding balance in the amount of $3,264,353. The note calls for monthly installments of principal and interest of approximately $103,000 and is primarily secured by first mortgages on the Europa Sky, Europa Star, and Europa Stardancer. Under the new terms, the Company would pay interest only on the outstanding balance, at the same rate (a cost of approximately $33,000 per month) through March 2000, at which time, the note will be due in full. In addition, an unwinding fee of approximately $100,000 will be due. The Company expects to meet this obligation through the sale of one or more of its vessels.

The charter agreements in effect for both the M/V Europa Sun, and M/V Europa Stardancer have purchase options incorporated therein. In both cases, the purchaser is allowed a varying credit for charter fees paid to date, dependent on the date the option is exercised. In the case of the Europa Stardancer, the terms of the purchase may result in a significant book loss. No loss on sale is expected to result should the option to purchase be exercised on the Europa Sun.

The Company has evaluated its financial software for "Year 2000" compliance and will take the necessary steps to revise the current version in the next several weeks. However, the Company does not expect the cost of such conversion to be material to its financial condition or results of operations, nor does it anticipate any material disruption in its operations with respect thereto.

Except for historical information contained herein, the matters discussed herein, in particular, statements that use the words "believes," "expects," "intends," or "anticipates," are intended to identify forward looking statements that are subject to risks and uncertainties including, but not limited to, inclement weather, mechanical failures, increased competition, financing, governmental action, environmental opposition, legal actions, and other unforeseen factors. The political and legislative situation in the gaming industry and in the cruise-to-nowhere industry is subject to radical change. There can be no assurance that legislation or policy decisions will not be introduced in Florida, at the federal level, or in other states, which could adversely affect the business of the Company or the ability of the Company or its lessees to continue to operate cruises-to-nowhere out of Florida ports or other states. The development of the Diamondhead, Mississippi project, in particular, is subject to additional risks and uncertainties, including, but not limited to, risks relating to permitting, financing, the activities of environmental groups, the outcome of litigation and the actions of federal, state, or local governments or agencies. The results of financial operations reported herein are not necessarily an indication of future prospects of the Company. Future results may differ materially.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
See Note 4. Material Contingencies.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
The Company's annual meeting of shareholders is scheduled for August 27, 1999 to be held in

Biloxi, Mississippi at which time a vote with respect to the election of a Board of Directors will be submitted to the shareholders.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         27       Financial Data Schedule (for SEC use only)

No reports on Form 8-K have been filed during the quarter ended June 30, 1999.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            EUROPA CRUISES CORPORATION


DATE:   August 19, 1999                     /s/ DEBORAH A. VITALE
                                            ---------------------
                                            By: Deborah A. Vitale
                                            President

                                            /s/ ROBERT ZIMMERMAN
                                            ---------------------
                                            By: Robert Zimmerman
                                            Chief Financial Officer