Form 10QSB
period 1999-09-30
EUROPA CRUISES CORP
filed 1999-11-12
CIK 844887

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: Number of Shares Outstanding at October 12, 1999: 27,620,416

                               TABLE OF CONTENTS


                         PART 1: FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

               Consolidated Statements of Operations for the Three
               Months Ended September 30, 1999..................................................      4

               Consolidated Statements of Operations for the Nine
               Months Ended September 30, 1999..................................................      5

               Consolidated balance Sheets as of September 30, 1999.............................    6-7

               Consolidated Statements of Cash Flows for the Nine Months Ended
               September 30, 1999 and September 30, 1998
               .................................................................................    8-9

               Notes to Consolidated Financial Statements.......................................  10-22

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

               Results of Operations for the Three Months
               ended September 30, 1999 ........................................................     22

               Results of Operations for the Nine Months
               ended September 30, 1999..........................................................    25

                           PART II: OTHER INFORMATION

ITEM 1   Legal Proceedings .....................................................................     28

ITEM 4   Submission of Matters to a Vote of Security Holders ...................................     28


ITEM 6   Exhibits and Reports on Form 8-K.......................................................     29

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED SEPTEMBER 30*
                                             --------------------------------

                                               1999                  1998
                                               ----                  ----
Revenues:

Gaming Revenue                              $  512,146           $3,429,723

Passenger Fares                                 57,787              329,104

Food and Beverage                              135,150              200,192

Charter Revenue                                635,661                   --

Other                                           24,748               18,333
                                            ----------           ----------
                                            $1,365,492           $3,977,352
                                            ----------           ----------
Costs and Expenses:

Vessel Operating                             1,142,461            3,052,753

Administrative and General                     338,683              566,506

Advertising and Promotion                       16,962              103,540

Depreciation and Amortization                  531,236              508,306

Interest, Net                                  178,158              289,984

Other Operating (Note 1)                        93,577               73,254
                                            ----------           ----------
                                             2,301,077            4,594,343
                                            ----------           ----------

Net Income (Loss)                             (935,585)            (616,991)

Preferred Stock Dividends                      (39,710)             (54,273)
                                            ----------           ----------
Net Income (Loss) Applicable to
Common Stock                                $ (975,295)          $ (671,264)

Earnings (Loss) Per Share,
Basic and Diluted                           $     (.04)          $     (.03)
                                            ----------           ----------

Weighted Average Number of
Common Shares Outstanding                   27,056,799           23,375,560
                                            ----------           ----------


*Note: The M/V Europa Sun was chartered as of March 1, 1999 and did not operate in the third quarter. The M/V Europa Star ceased operating July 25, 1999.

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              NINE MONTHS ENDED SEPTEMBER 30*
                                              -------------------------------

                                                 1999                 1998
                                                 ----                 ----
Revenues:

Gaming Revenue                               $ 4,077,245           $10,469,847

Passenger Fares                                  955,165             1,849,821

Food and Beverage                                338,821               695,441

Charter Revenue                                1,663,209               406,000

Other                                             76,185               155,684
                                              ----------           -----------
                                             $ 7,110,625           $13,576,793
                                             -----------           -----------
Costs and Expenses:

Vessel Operating                               5,045,288             9,213,580

Administrative and General                     1,094,906             1,640,546

Advertising and Promotion                        114,181               583,064

Depreciation and Amortization                  1,472,671             1,597,381

Sales Tax Settlement                             200,000                    --

Interest, Net                                    547,384               635,557

Other Operating (Note 1) )                       362,046               231,547
                                             -----------           -----------
                                               8,836,476            13,901,675
                                             -----------           -----------

Net Income (Loss)                             (1,725,851)             (324,882)

Preferred Stock Dividends                       (129,720)             (162,819)
                                             -----------           -----------
Net Income (Loss) Applicable to
Common Stock                                 $(1,855,571)          $  (487,701)
                                             -----------           -----------
Earnings (Loss) Per Share,
Basic and Diluted                            $      (.07)          $      (.02)
                                             -----------           -----------
Weighted Average Number of
Common Shares Outstanding                     25,791,912            23,250,609
                                             -----------           -----------


*Note: The M/V Europa Sun was chartered as of March 1, 1999 and, therefore, did not operate for seven of the nine months reported. The M/V Europa Star ceased operating July 25, 1999.

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                  ASSETS

                                  SEPTEMBER 30, 1999
                                  ------------------

Current Assets:

Cash and Cash Equivalents             $   316,411

Accounts Receivable                       245,591

Prepaid Insurance and Other               117,414
                                      -----------

Total Current Assets                      679,416

Vessels, Equipment and Fixtures,
Less Accumulated Depreciation          11,181,438

Land Under Development for
Dockside Gaming                         5,063,645

Deferred Drydock Costs, Less
Accumulated Amortization                  302,090

Other Assets                              222,147
                                      -----------

                                      $17,448,736
                                      -----------

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      SEPTEMBER 30, 1999
                                                      ------------------

Current Liabilities:

Accounts Payable and Accrued Liabilities                   $ 2,421,034

Accounts Payable-Shareholders                                  216,300

Current Maturities of Long-Term Debt                         4,081,413

Unearned Revenues                                              168,750
                                                           -----------

   Total Current Liabilities                                 6,887,497
                                                           -----------

Long-Term Debt Less Current Maturities                       2,786,535

Other Liabilities                                            1,200,000
                                                           -----------

Total Liabilities                                           10,874,032
                                                           -----------

Stockholders' Equity:

Preferred stock, $.01 par value;
Shares authorized: 5,000,000
Shares outstanding: 2,532,000
Aggregate Liquidation Preference ($3,411,080)                   25,320

Common Stock, $.001 par value;
Shares Authorized:  50,000,000
Shares Issued:      32,682,916                                  32,681
Shares Outstanding: 27,620,416

Additional Paid-In-Capital:                                 26,591,888

Unearned ESOP Shares                                        (5,680,314)

Deficit                                                    (14,204,715)
Treasury Stock, at Cost,
1,250,000 Shares                                              (190,156)
                                                           -----------

Total Stockholders' Equity                                   6,574,704
                                                           -----------

                                                           $17,448,736
                                                           -----------

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED SEPTEMBER 30,

                                                                  1999                 1998
                                                                  ----                 ----
Operating Activities:

Net Income (Loss)                                             $(1,725,851)         $  (324,882)

Adjustments to reconcile net
Income (loss) to net cash used
In operating activities

Depreciation and Amortization                                   1,472,671            1,597,381

Release of ESOP Shares                                             96,875              154,788

Expenses Paid in Shares of Common Stock                           133,239                   --

Decrease (increase) in:

  Accounts Receivable                                             (58,454)              14,704

  Prepaid and Other Assets                                        275,856              206,102

Increase (decrease) in:

  Accounts Payable and Accrued Liabilities                        227,902             (157,934)

  Unearned Revenues                                               137,155                   --

  Other Liabilities                                              (600,000)                  --
                                                               ----------           ----------

Cash provided (used) by Operating Activities                      (40,607)           1,490,159

Investing Activities

Purchases of Property and Equipment                              (251,767)            (208,909)

Development Costs for Dockside Gaming                                  --              (10,632)

Deferred costs and other                                         (187,342)            (105,389)
                                                               ----------           ----------
Cash (required) Provided by
Investing Activities                                             (439,109)            (324,930)
                                                               ----------           ----------

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                          NINE MONTHS ENDED SEPTEMBER 30

                                                            1999                1998
                                                            ----                ----
Financing Activities:

Proceeds from issuance of common stock                   $  575,063                   --

Payment of Notes and long-term debt, net                   (391,632)          (1,033,534)
of refinance costs)

Preferred stock dividends                                   (13,230)            (162,816)
                                                         ----------           ----------

Cash (used in) financing activities                         170,201           (1,196,350)
                                                         ----------           ----------
Net increase (decrease) in cash
and cash equivalents                                       (309,515)             (31,121)

Cash and cash equivalents,
beginning of period                                         625,926              237,987
                                                         ----------           ----------
Cash and cash equivalents,
end of period                                            $  316,411           $  206,866
                                                         ----------           ----------

                  EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Significant Accounting Policies

(a)  Casino Revenue

Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Revenue does not include the retail amount of fares, food and beverage provided gratuitously to customers, which was $260,450 and $984,000 for the three months ended September 30, 1999 and 1998 respectively and $1,228,308 and $2,776,245 for the nine months ended September 30, 1999 and 1998 respectively.

(b)  Other Operating Costs

Other operating costs consist of the following:

THREE MONTHS ENDED SEPTEMBER 30                      1999           1998
                                                     ----           ----
ESOP Provision                                      44,375          54,788
Provision for Wage and Hour Audit                   24,000              --
Other                                               25,202          18,466
                                                    ------         -------
                                                    93,577          73,254
                                                    ------         -------


NINE MONTHS ENDED SEPTEMBER 30                       1999           1998
                                                     ----           ----
ESOP Provision                                      96,875         154,788
Provision for Wage and Hour Audit                  144,000              --
Other                                              121,171          76,759
                                                   -------         -------
                                                   362,046         231,547
                                                   -------         -------


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

Common Shares outstanding includes:
Issued Shares                                               32,682,916
Less: Treasury Shares                                       (1,250,000)
   Unallocated, uncommitted ESOP Shares                     (3,812,500)
                                                            ----------
Outstanding Shares                                          27,620,416
                                                            ----------




NOTE 3.  MATERIAL CONTINGENCIES

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

Under threat of action by the Department to immediately collect all amounts owing under the assessment, the Company entered into a negotiated settlement of the matter in June 1999. This settlement calls for Europa to pay $1,600,000 to the Department in monthly installments of $50,000 until satisfied. In the event that the Company should sell one of its vessels, $800,000 would be immediately due to the Department. Should a second vessel be sold, the remainder of the then-unpaid settlement amount would be due from the proceeds of that sale. As of the filing date of this report, $1,350,000 remains due to the Department pursuant to this settlement.

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

Europa took the position in arbitration that the Plaintiff had failed to name the real party in interest as Plaintiff and that it was too late to do so. On or about March 18, 1998, the Plaintiff filed a Motion to Re-Open the case for the purpose of considering Plaintiff's proposed Motion for Leave to Amend the Complaint to Join Marne (Delaware), Inc. as a Party Plaintiff and for Relation Back of [the] Amendment. The Plaintiff was attempting to add Marne (Delaware), Inc. as a Plaintiff in the case. On or about April 16, 1998, Europa filed an Opposition to the motion. On June 1, 1998, the District Court entered an Order Denying Sea Lane's Motion to Re-Open and Amend. On or about June 11, 1998, Sea Lane filed a Motion for Reconsideration. Europa filed a Memorandum in Opposition to Sea Lane's Motion for Reconsideration. On June 22, 1998, the District Court entered an Order Denying [Sea Lane's] Motion for Reconsideration. On or about July 6, 1998, Sea Lane filed a Notice of Appeal to the United States Court of Appeals for the Eleventh Circuit. The Eleventh Circuit issued a decision dismissing the appeal for lack of jurisdiction, ruling that the Order of the District Court was not an appealable Order.

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

HUBBARD ENTERPRISES, INC. V. EUROPASKY CORPORATION (Circuit Court for Pinellas County, Florida, Case No. 99-003715)

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

WAREHOUSE FIRE/GAMBLING EQUIPMENT SEIZURE

CASE RESOLVED
On or about September 18, 1998, the Company was informed there had been one or two fires in a Madeira Beach warehouse used by the Company. Investigators have informed the Company that the fire was the result of arson. A former employee of the Company was arrested and charged with First Degree Arson and Burglary by the Pinellas County Sheriff's Office. The Company has been informed that this employee confessed to committing burglary and setting fire to the warehouse to cover up this criminal activity.

During the course of the fire investigation, the investigators seized all gambling equipment and paraphernalia found in the warehouse pursuant to a search warrant and Chapters 849.15 and 849.231 of the Florida Code which prohibit, among other things, the manufacture, sale or possession of certain gambling devices except under exemption for those registered with the United States Government pursuant to 15 U.S.C. Section 1171 et seq. The Company is registered with the United States Government pursuant to 15 U.S.C. Sections 1171-1178 and believes it falls within the exemption. The Company believes the investigators who seized the equipment did not know that the Company was so registered. The matter has been resolved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

The nature of operations of the Company has changed dramatically for the current year and quarter being reported, making comparisons to results for the prior reporting period difficult or inappropriate. As discussed more fully below, the M/V Europa Sun was chartered as of March 1, 1999, and, therefore, has produced only charter revenue less residual expenses for the current quarter, as opposed to the classic revenues and expenses associated with a day cruise vessel. The M/V Europa Star ceased operating from the Ft. Myers port on July 25,1999, due to seasonally poor business conditions and to ready the vessel for dry dock, which must be completed by the end of 1999. Due to extremely poor hold percentages in July, the vessel produced virtually no revenues for the short period it did operate during this quarter. Finally, the M/V Stardancer was chartered as of January 1, 1999, the details of which are discussed below.

TOTAL REVENUES
The Company earned total revenues of $1,365,492 in 1999 as compared to total revenues of $3,977,352 in 1998, a decrease of $2,611,860 of which $1,146,021 is attributable to the non-operation of the Sun and $989,696 of which is attributable to the shut down of the Star. The Sky, which continued normal operations, saw a drop in revenues of $684,717 from the same quarter one year ago. In the current quarter, the Sky carried 12,213 passenger on 163 cruises as compared to 20,523 passengers on 167 cruises for the same period one year ago.

CHARTER REVENUE
In February, 1999, the Company entered into a preliminary agreement, subject to certain contingencies, with Stardancer Casino, Inc., a South Carolina Company. Under the terms of the agreement, Stardancer Casino, Inc. would manage and/or sublease the Company's Miami Beach, Florida operation. Under the terms of the agreement, Europa would receive approximately $97,000 per month in addition to expenses incident to the operation. The Company received a nonrefundable deposit in the amount of $300,000. The Company's landlord has objected to an assignment of the Company's lease. Therefore, the Company entered into an agreement pursuant to which Stardancer Casino, Inc. has been operating the port since March 1, 1999. One or more of the principals of Stardancer Casino, Inc. are affiliated with Seven Star Charters, Inc. which charters the Europa Stardancer. Revenue associated with this charter amounted to $365,661 for the third quarter of 1999.

On December 29, 1998, the Company entered into a Charter Agreement with Seven Star Charters, Inc. to charter the Stardancer for a five year period beginning January 1, 1999. The Agreement calls for an annual charter fee of $1,080,000 in addition to certain insurance payments. The Company received an advance charter fee in the amount of $275,000 and a Letter of Credit in the amount of $150,000. The Stardancer is currently operated out of Myrtle Beach, South Carolina. On or about November 2, 1999, the Company entered into an agreement to sell the vessel, the details of which are more fully discussed below. One or more of the principals of Seven Star Charters, Inc. are affiliated with Stardancer Casino, Inc., which currently manages the Europa Sun in Miami Beach, Florida. Revenue associated with this charter amounted to $270,000 for the third quarter of 1999.

The continued receipt of revenue from the charter of the Sun is contingent on the success of the operation and legislation and/or court decisions which do not prohibit these operations.

STARDANCER SALE
On or about November 2, 1999, the Company entered into an Agreement for Purchase and Sale of a Vessel (the M/V Europa Stardancer) with Seven Star Charters, Inc., the company which currently charters the Vessel. The Company agreed to sell the Stardancer for $1.8 million dollars. The Closing is expected to take place on or about December 5, 1999. The charter payments on the Stardancer ceased effective November 1, 1999.

COSTS AND EXPENSES

VESSEL OPERATING EXPENSES
Vessel operating costs and expenses decreased from $3,052,803 in 1998 to $1,142,461 in 1999, a decrease of $1,910,342 or 62.6%. Approximately $1,520,012 of the decrease is attributable to the change in operations for the Sun and the Star. The remaining decrease is the result of managements' continuing attempt to reduce costs to keep pace with the decrease in revenue due to competition.

ADMINISTRATIVE AND GENERAL AND OTHER OPERATING EXPENSES
Administrative and general costs and expenses decreased from $566,506 in 1998 to $338,683 in 1999, a decrease of $227,813 or 40.2%. Of that decrease, $74,714 is attributable to the prior period's costs of operating the Sun and Star. The remaining decrease was realized principally through elimination of administrative positions and other salary reductions. Other operating expenses increased from $73,254 in 1998 to $93,577 in 1999. The increase of $20,323 is entirely attributable to an additional third quarter provision of $24,000 as the estimated cost of back wages due employees as determined by an audit by the Department of Labor, Division of Wage and Hour. The Company had originally estimated the provision to be $120,000 in the second quarter of 1999. The audit computes the amount due based on periods of time that various "tipped" employees were not paid minimum wage. This is predicated on the position that dealers cannot earn tips during part of the period in which the vessel is sailing to international waters and no gaming activities are taking place. The audit covered the period from January 1, 1997 through April 30, 1999.

ADVERTISING AND PROMOTION
Advertising and promotion expenses decreased from $103,540 in 1998 to $16,962 in 1999, a decrease of $86,578 or 83.6%. The decrease was necessitated to offset loss of revenues resulting from competition.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization increased from $508,306 in 1998 to $531,236 in 1999, an increase of $22,930 or 4.5%. The Company has begun to amortize costs of past financing as well as new costs incurred this quarter under an accelerated formula due to a change in financing arrangements. New financing costs incurred in the third quarter amounted to $183,900.

NOTICE OF INTENT TO MAKE AUDIT CHANGES/NOTICE OF PROPOSED ASSESSMENT
See Note 3. Material Contingencies: Tax-Related Litigation-Florida Department of Revenue Tax Audits.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
The nature of operations of the Company has changed dramatically for the current year and quarter being reported , making comparisons to results for the prior reporting period difficult or inappropriate. As discussed more fully below, the M/V Europa Sun was chartered as of March 1, 1999, and, therefore, has produced only charter revenue less residual expenses for the current quarter, as opposed to the classic revenues and expenses associated with a day cruise vessel. The M/V Europa Star ceased operating from the Ft. Myers port on July 25,1999, due to seasonally poor business conditions and to ready the vessel for dry dock, which must be completed by the end of 1999. Finally, the M/V Stardancer was chartered as of January 1, 1999, the details of which are discussed below. Prior to ceasing operations, the vessel took on water while docked the night of April 26th, 1999 and did not operate from April 27th through May 7th, 1999, resulting in a loss of 22 cruises. Due to extremely poor hold percentages in June and July, the vessel produced virtually no revenues for the final two months it operated.

TOTAL REVENUES
The Company earned total revenues of $7,110,625 in 1999 as compared to total revenues of $13,576,793 in 1998, a decrease of $6,466,168 of which $2,623,241 is attributable to the non-operation of the Sun and $640,293 to the shut down of the Star. The Sky, which continued normal operations, saw a drop in revenues of $2,615,297 from one year ago. During 1999, the Sky has carried 50,323 passengers on 492 cruises as compared to 71,140 passengers on 506 cruises in 1998.

CHARTER REVENUE
In February, 1999, the Company entered into a preliminary agreement, subject to certain contingencies, with Stardancer Casino, Inc., a South Carolina Company. Under the terms of the agreement, Stardancer Casino, Inc. would manage and/or sublease the Company's Miami Beach, Florida operation. Under the terms of the agreement, Europa would receive approximately $97,000 per month in addition to expenses incident to the operation. The Company received a nonrefundable deposit in the amount of $300,000. The Company's landlord has objected to an assignment of the Company's lease. Therefore, the Company entered into an agreement pursuant to which Stardancer Casino, Inc. has been operating the port since March 1, 1999. One or more of the principals of Stardancer Casino, Inc. are affiliated with Seven Star Charters, Inc. which charters the Europa Stardancer. Revenue associated with this charter amounted to $853,209 for the nine months ended September 30,1999.

On December 29, 1998, the Company entered into a Charter Agreement with Seven Star Charters, Inc. to charter the Stardancer for a five year period beginning January 1, 1999. The Agreement calls for an annual charter fee of $1,080,000 in addition to certain insurance payments. The Company received an advance charter fee in the amount of $275,000 and a Letter of Credit in the amount of $150,000. The Stardancer is currently operated out of Myrtle Beach, South Carolina. On or about November 2, 1999, the Company entered into an agreement to sell the vessel, the details of which are more fully discussed below. One or more of the principals of Seven Star Charters, Inc. are affiliated with Stardancer Casino, Inc., which currently manages the Europa Sun in Miami Beach, Florida. Revenue associated with this charter amounted to $815,000 for the nine months ended September 30,1999.

The continued receipt of revenue from the Sun charter is contingent on the success of the operation and legislative and/or court decisions which do not prohibit these operations.

STARDANCER SALE
On or about November 2, 1999, the Company entered into an Agreement for Purchase and Sale of a Vessel (the M/V Europa Stardancer) with Seven Star Charters, Inc., the company which currently charters the Vessel. The Company agreed to sell the Stardancer for $1.8 million dollars. The Closing is expected to take place on or about December 5, 1999. The charter payments on the Stardancer ceased effective November 1, 1999.

COSTS AND EXPENSES

VESSEL OPERATING EXPENSES
Vessel operating costs and expenses decreased form $9,213,580 in 1998 to $5,045,288 in 1999, a decrease of $4,168,292 or 45.2%. Of that decrease,
$2,690,106 was associated with the difference in operating costs of the Europa Sun and $564,482 with the shut down of the Star. The remaining decrease is the result of managements' continuing attempt to reduce costs to keep pace with the decrease in revenue due to competition.

ADMINISTRATIVE AND GENERAL AND OTHER OPERATING EXPENSES
Administrative and general costs and expenses decreased from $1,640,546 in 1998 to $1,094,906 in 1999, a decrease of $545,640, or 33.3%.Of that decrease, $147,200 was attributable to the absence of operating the Europa Sun. The remaining decrease was realized principally through elimination of administrative positions and other salary reductions. Other operating expenses increased from $231,547 in 1998 to $362,046 in 1999. The increase of $130,499 is associated with a year to date provision of $144,000 as the estimated cost of back wages due employees as determined by an audit by the Department of Labor, Division of Wage and Hour. The audit computes the amount due based on periods of time that various "tipped" employees were not paid minimum wage. This is predicated on the position that dealers cannot earn tips during part of the period in which the vessel is sailing to international waters and no gaming activities are taking place. The audit covers the period from January 1, 1997 through April 30, 1999.

ADVERTISING AND PROMOTION
Advertising and promotion decreased from $583,064 in 1998 to $114,181 in 1999, a decrease of $468,883 or 80.4%. The decrease was necessitated to offset loss of revenues resulting from new competition.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization decreased from $1,597,381 in 1998 to $1,472,671 in 1999, a decrease of $127,710 or 7.8%.

NOTICE OF INTENT TO MAKE AUDIT CHANGES/NOTICE OF PROPOSED ASSESSMENT
See Note 3. Material Contingencies: Tax-Related Litigation-Florida Department of Revenue Tax Audits.

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

Investing activities (principally vessel improvements, major vessel repair and maintenance, and gaming equipment purchases) required cash of approximately $251,767 to date in 1999, which have been met through operating cash. The Europa Star is scheduled for drydock in 1999 at an estimated cost of approximately $400,000. It is expected that this cost will be met through the sale of common stock or the investment of a third party. No additional major capital expenditures are planned for 1999.

In an effort to raise working capital, the Company has offered restricted common shares to accredited investors beginning in July 1999, and continuing through December of 1999. The Company has received $575,063 to date for the sale of these shares. In addition, a shareholder advance in the amount of $300,000 was satisfied through the issuance of 1,000,000 shares of common stock in July 1999, and a deferred deposit from International Hospitality Inc., in the amount of $300,000 was satisfied through issuance of 750,000 shares of common stock.

In an effort to maintain adequate cash for operations, the Company has agreed to new terms with First Union National Bank, which holds a note that has an outstanding balance in the current amount of $3,400,364. The former terms called for monthly installments of principal and interest at a rate of 11.35%, or approximately $103,000 and was primarily secured by first mortgages on the Europa Sky, Europa Star, and Europa Stardancer. Under the new terms, the Company would pay interest only on the outstanding balance, at a rate of 10.35%, (a cost of approximately $30,500 per month) through March 2000, at which time, the note will be due in full. The new agreement requires unwind and restructuring fees of $183,900 which are included in the above-stated principal amount. The Company expects to meet this obligation through the sale of one or more of its vessels.

STARDANCER SALE
On or about November 2, 1999, the Company entered into an Agreement for Purchase and Sale of a Vessel (the M/V Europa Stardancer) with Seven Star Charters, Inc., the company which currently charters the Vessel. The Company agreed to sell the Stardancer for $1.8 million dollars. The Closing is expected to take place on or about December 5, 1999. The charter payments on the Stardancer ceased effective November 1, 1999.

The charter agreements in effect for both the M/V Europa Sun, and M/V Europa Stardancer have purchase options incorporated therein. In both cases, the purchaser is allowed a varying credit for charter fees paid to date, dependent on the date the option is exercised. In the case of the Europa Stardancer, the terms of the purchase will result in a significant book loss. No loss on sale is expected to result should the option to purchase be exercised on the Europa Sun.

The Company has evaluated its financial software for "Year 2000" compliance and has taken the necessary steps to revise the current version of its software. The cost of conversion was not material to the Company's financial condition or results of operations, nor did it cause material disruption to the Company's operations.

Except for historical information contained herein, the matters discussed herein, in particular, statements that use the words "believes," "expects," "intends," or "anticipates," are intended to identify forward looking statements that are subject to risks and uncertainties including, but not limited to, inclement weather, mechanical failures, increased competition, financing, governmental action, environmental opposition, legal actions, and other unforeseen factors. The political and legislative situation in the gaming industry and in the cruise-to-nowhere industry is subject to radical change. There can be no assurance that legislation or policy decisions will not be introduced in Florida, or at the federal level, or in other states, which could adversely affect the business of the Company or the ability of the Company or its lessees to continue to operate cruises-to-nowhere out of Florida ports or other states. The development of the Diamondhead, Mississippi project, in particular, is subject to additional risks and uncertainties, including, but not limited to, risks relating to permitting, financing, the activities of environmental groups, the outcome of litigation and the actions of federal, state, or local governments or agencies. The results of financial operations reported herein are not necessarily an indication of future prospects of the Company. Future results may differ materially.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
See Note 4. Material Contingencies.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
The Company's Annual meeting of shareholders was held on August 27, 1999, at which time a vote with respect to the election of a Board of Directors was submitted to the shareholders. A total of approximately 27,745,200 shares voted. Of those, 27,386,059, or approximately 98.7%, voted for the incumbent Board of Directors, Deborah A. Vitale, James Illius, John R. Duber, Paul J. DeMattia and Gregory A. Harrison. A total of 359,141 shares, or approximately 1.3%, were withheld.

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


                                         EUROPA CRUISES CORPORATION


DATE: November 9, 1999                   /s/ DEBORAH A. VITALE
                                         ---------------------
                                         By: Deborah A. Vitale
                                         President

                                         /s/ ROBERT ZIMMERMAN
                                         ---------------------
                                         By: Robert Zimmerman
                                         Chief Financial Officer