Form 10KSB40
period 1999-12-31
EUROPA CRUISES CORP
filed 2000-04-14
CIK 844887

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the fiscal year ended December 31, 1999

COMMISSION FILE NO:  0-17529
                    ---------

                           EUROPA CRUISES CORPORATION
                 (name of small business issuer in its charter)

        DELAWARE                                             59-2935476
------------------------                                  ----------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $8,418,388

The aggregate market value of the voting stock held by non-affiliates of the Company is $12,887,051 based on the last reported sales price of $ .52 per share on April 4, 2000 multiplied by 24,782,791 shares of Common Stock outstanding and held by non-affiliates of the Company on April 4, 2000. As of the close of business April 4, 2000, there were 31,886,402 shares of the Registrant's Common Stock outstanding (which includes 5,000,000 shares in the Europa Cruises Corporation Employee Stock Ownership Plan).

                               TABLE OF CONTENTS


PART 1

ITEM 1.  DESCRIPTION OF BUSINESS ................................................    3

ITEM 2.  PROPERTIES .............................................................   13

ITEM 3.  LEGAL PROCEEDINGS ......................................................   16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....................   25


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ...............   25

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS ..........................................................   26

ITEM 7.  FINANCIAL STATEMENTS ...................................................   31

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE ....................................   31

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS. COMPLIANCE
         WITH SECTION 16 (a) OF THE EXCHANGE ACT ................................   31

ITEM 10. EXECUTIVE COMPENSATION .................................................   33

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .........   35

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .........................   37

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K .......................................   38

                                     PART I

ITEM 1. BUSINESS

Europa Cruises Corporation is a Delaware corporation which was founded in 1988. The Company became a publicly held company in 1989. The Company is an Over the Counter Bulletin Board stock trading under the symbol "KRUZ." The Company has twelve subsidiaries and conducted the majority of its business through six of them in 1999. These active subsidiaries were:

1.  CASINO WORLD, INC.
2.  MISSISSIPPI GAMING CORPORATION
3.  EUROPA CRUISES OF FLORIDA 1, INC.
4.  EUROPA CRUISES OF FLORIDA 2, INC.
5.  EUROPASKY CORPORATION
6.  EUROPA STARDANCER CORPORATION

STOCK  LISTING

The Company's stock formerly traded on the NASDAQ Small Cap Market under the symbol "KRUZ." On or about August 27, 1997, NASDAQ announced new listing requirements for issuers trading on NASDAQ. The rules, which became effective on February 23, 1998, required, among other things, that stocks listed on the Small Cap Market trade at a minimum bid price of $1.00 per share. The Company requested an exemption from this requirement. On November 5, 1998, NASDAQ notified the Company that its request for inclusion on the NASDAQ Small Cap Market pursuant to an exemption to the $1.00 minimum bid price requirement, had been denied. Thus, effective with the close of business November 5, 1998, the Company's stock no longer traded on the NASDAQ Small Cap Market. On November 6, 1998, the Company's securities began trading on the Over the Counter Bulletin Board (OTCBB) under the symbol "KRUZ.".

                              I. FLORIDA OPERATIONS

In 1999, Europa Cruises Corporation, through its subsidiaries, owned four vessels, the Europa Sun, the Europa Star, the Europa Sky, and the Europa Stardancer. On or about December 1999, the Company sold two of its vessels, the Europa Sun and the Stardancer. The Company also sold its Miami Beach, Florida operation together with the Europa Sun. As a result of the two sales, the Company currently owns two vessels, the M/V Europa Sky, which it operates in Madeira Beach, Florida and the M/V Europa Star, which is docked, but not operating, in Ft. Myers Beach, Florida.

All gaming on the Company's vessels is conducted in international waters only. The Company operated 1,128 cruises in 1999 and carried 110,005 passengers in 1999. The Company earned total revenues of $ 8,418,388 in 1999. The Company's vessels, when operating, generally sailed twice daily and provided dining, dancing, and entertainment. The on-board casinos offer blackjack, slot machines, craps, roulette and other games.

EMPLOYEES

As of December, 1999, the Company employed approximately 111 employees. The Company currently employs approximately 105 employees. Of the Company's current employees, 4 are executive and management personnel and 2 are engaged primarily in administrative positions. The remaining employees are ship officers, crew, casino, reservations, food service and other staff employed by the Company who work on or about the Company's vessels. None of the Company's employees is a party to a collective bargaining agreement. The Company considers its employee relations to be satisfactory.

VESSELS

SUN/STAR

The Europa Sun which the Company sold at the end of 1999, and the Europa Star which the Company still owns, were built in 1977, are registered in Panama and were renovated in January 1987. Both vessels are approximately 100 gross registered tons in size, 167 feet in length and 38 feet in width. Each vessel has a capacity for approximately 400 passengers. The Europa Sun had approximately 213 gaming positions in 1999, including approximately 120 slot machines. The Europa Sun was operated by a third party through most of 1999. The Europa Star had approximately 256 gaming positions, including approximately 139 slot machines in 1999 and operated until August of 1999. Each vessel had a dining area, entertainment stage, dance floor, main lounge, bars and a fully equipped galley. The Europa Sun and the Europa Star, which were registered in Panama, were previously registered in the United States. The Star is required to be drydocked before it can carry passengers again.

In February, 1999, the Company entered into a preliminary agreement, subject to certain contingencies, with Stardancer Casino, Inc., an unrelated South Carolina Company. Under the terms of the agreement, Stardancer Casino, Inc. would manage and/or sublease the Company's Miami Beach, Florida operation. Under the terms of the agreement, Europa would receive approximately $97,000 per month in addition to expenses incident to the operation. The Company received a nonrefundable deposit in the amount of $300,000. The Company's landlord objected to an assignment of the Company's lease. Therefore, the Company entered into a management contract. Stardancer Casino, Inc. managed the port beginning approximately March 1, 1999. One or more of the principals of Stardancer Casino, Inc. were affiliated with Seven Star Charters, Inc. which chartered the Europa Stardancer. On December 30, 1999, the Company sold a Vessel (the Europa Sun) and Business Assets for a total purchase price of Four Million, Six Hundred and Fifty Thousand Dollars ($4,650,000). The Company sold the M/V Europa Sun, certain equipment, and any transferable lease rights it had to its Miami Beach, Florida port to Stardancer Casino, Inc. The purchase price included the payment by the Purchaser over time of approximately $1,800,000 to Debis Financial Services, Inc., which held a first mortgage on the Europa Sun. The payment to Debis was secured with a $1,800,000 Letter of Credit. The remaining approximate $2,850,000 was paid in three installments of approximately $950,000 each. The Company holds title to the Vessel as security until the full amount due Debis Financial Services, Inc. has been paid, however the buyer has assumed full risk of loss. The Company used the proceeds of the sale to pay down a significant portion of the Company's debt.

SKY

The Europa Sky, was acquired in 1992, renovated by a U.S. shipyard and placed in operation in November of 1993. The vessel is 498 tons, 160 feet in length and 36 feet in width. The vessel has a capacity for 440 passengers. The EuropaSky has approximately 254 gaming positions, including approximately 130 slot machines. The Europa Sky has two dining areas, including one for VIP's, an entertainment stage, dance floor, several lounges, a small conference and television room, and a sun deck with seating for up to 100 persons. The Europa Sky was built to U.S. safety standards in order to receive a United States Coast Guard Certificate of Inspection. The Europa Sky's United States registry was made possible by 1992 legislation that, for the first time, allowed U.S. registered vessels to carry gambling equipment to and from U.S. ports for use in international waters.

STARDANCER

The M/V Stardancer was purchased in August 1994 and is a U.S. registry vessel built in 1984. The vessel has a gross registered tonnage of 97 tons, is 150 feet in length, and 36 feet in width, and has a capacity for approximately 400 passengers. The Company previously attempted to charter the vessel during periods when it was not being used as a replacement vessel when one of the Company's other operating vessels was in drydock. The M/V Stardancer had 99 gaming positions, including approximately 70 slot machines. The Stardancer had a dining area, several bars and a sun deck with seating for up to 100 persons.

On December 29, 1998, the Company entered into a Charter Agreement with Seven Star Charters, Inc. to charter the Stardancer for a five year period beginning January 1, 1999. The Agreement called for an annual charter fee of $1,080,000 in addition to certain insurance payments. The Agreement gave Seven Star Charters, Inc. an option to purchase the Stardancer for $2,800,000 or less depending on the time of purchase. The Company received an advance charter fee in the amount of $275,000 and a Letter of Credit in the amount of $150,000. The Stardancer was operated out of Myrtle Beach, South Carolina in 1999. One or more of the principals of Seven Star Charters, Inc. were affiliated with Stardancer Casino, Inc., which operated the Europa Sun in Miami Beach, Florida. On December 3, 1999, the Company sold the M/V Europa Stardancer for One Million Eight Hundred Thousand Dollars ($1,800,000) to Stardancer Casino, Inc. The Company used the proceeds of the sale to pay $800,000 to First Union National Bank of Florida and to pay down a significant portion of the Company's debt.

COMPETITION

When the Company began its Florida operations in or about 1988, there were few vessels operating day or evening gambling cruises out of Florida. These cruises are commonly known as "cruises-to-nowhere." Currently, there are approximately twenty-six vessels offering such cruises, many of which compete directly with the Company's vessels. In recent years, competition in the day cruise industry has been fierce. New competition has located in areas in which the Company previously enjoyed a virtual monopoly or very limited competition. Many of the competing vessels offer free cruises or minimally priced cruises. This has forced the Company to drastically reduce its fares and to offer free cruises simply to remain competitive. The dramatic reduction in fares has heavily affected revenue, which in prior years, was substantially fare-based. The increase in competition also caused a dramatic reduction in the Company's gaming revenues. In 1998, the advent of new competitors in all three of the Company's then-operating ports caused an immediate and serious decline in the Companys' total revenues. In addition, the business of the Company has experienced a further decline in revenues as a result of competition from the Biloxi, Mississippi casino industry. In addition to competition in the Florida cruise-to-nowhere industry, the Company competes with a variety of other activities. These include, but are not limited to, land-based Indian gaming casinos, poker rooms, short-term cruises, resort attractions, sports activities and numerous other recreational activities.

MADEIRA BEACH, FLORIDA

On or about May 21, 1998, SunCruz, the largest operator in the cruise-to-nowhere business in Florida, purchased the cruise-to-nowhere operation directly across the water from the Company's location in John's Pass in Madeira Beach, Florida. SunCruz expends significant amounts of money in advertising, marketing and promotion and provides bus service for its passengers. The Company does not have sufficient funds to do likewise. SunCruz operates a vessel which is equipped with numerous, more modern slot machines. While the Company has invested in some new slot machines, for the most part, the slot machines on the Company's vessel are older when compared to the slot machines on the competitor's vessel. The Company's revenues substantially decreased as a result of the introduction of SunCruz in Madeira Beach.

MIAMI BEACH, FLORIDA

On or about October 20, 1998, the Casino Princessa commenced operations in Miami Beach, Florida. The Princessa is a modern, elegant vessel with an interior that resembles that of a land-based casino. It is fully equipped with the latest gaming equipment and slot machines. It is located at Bayside, a popular shopping mall with numerous restaurants which is heavily frequented by both locals and tourists. It is within approximately five miles of the Company's port. In 1999, while it operated the Miami Beach port, the Company lost a large percentage of its business to the Casino Princessa. In addition, on or about December 26, 1998, another vessel, the Eldorado, opened at the Dupont Plaza Hotel, within approximately five miles of the Company's port in Miami Beach. The Eldorado was a small, but beautifully decorated and fully equipped vessel. This operation also took a percentage of the Company's business in early 1999 while the Company operated the Miami Beach port.

FT. MYERS, FLORIDA

The Ft. Myers operation generated the bulk of the revenue earned by the Company for many years. The Ft. Myers operation enjoyed a virtual monopoly since it first opened. However, in or about January 1998, two vessels, the "Big M" and the "Royal Princess" commenced operations in Ft. Myers. The Royal Princess left in April of 1998. The Big M is located within a few hundred yards of the Europa Star. The Big M expends significant amounts of money in advertising, marketing and promotion. The Company does not have sufficient funds to do likewise. For the most part, the slot machines on the Company's vessel are old when compared to the slot machines on the competitor's vessel. The Company's revenues decreased dramatically in 1998 as a direct result of the introduction of the Big M in Ft. Myers. The Star was required to be drydocked before January 2000. The Company closed the Ft. Myers operation in August 1999 inasmuch as the vessel had to be drydocked and because the Company was experiencing an unacceptably low hold percentage in its casino.

WEATHER AND SEASONAL FLUCTUATIONS

The business of the Company suffers as a direct result of inclement weather and tidal conditions. Inclement weather has a direct effect on the number of cruises conducted and on passenger counts. The business of the Company is also subject to seasonal fluctuations. In addition to inclement weather, the Company was plagued in 1999 with tide-related problems in Madeira Beach. The U.S. Army Corps of Engineers began dredging operations in John's Pass early in 2000, but the dredging was temporarily discontinued and, as of this date, has not been resumed. As a direct result of tidal problems, the cruise schedule in Madeira Beach is unpredictable and a number of cruises must be cancelled due to a lack of sufficient water in John's Pass. In 1999, weather conditions and tidal conditions severely affected the Company's operations and revenues.

MARKETING AND PROMOTION

The Company does not have sufficient funds with which to sufficiently advertise, market and promote its cruises. The Company focuses its marketing efforts on its repeat customers and the local population so as to survive the seasonal fluctuations that are known to occur in the Florida tourist industry. The Company's financial ability to advertise is minimal when compared to the heavy advertising, marketing and promotion of the Company's competitors.

GAMING EQUIPMENT

Most of the gaming equipment on board the vessels which the Company operated in 1999 were leased from Casinos Austria Leigenshalftwerwaltung-Und Leasing (hereafter "CALL"). On October 13, 1994, the Company entered into an Equipment Lease Agreement with CALL pursuant to which the Company leased all gaming equipment on the Company's four vessels for a period of forty months at $46,398 per month. The Company has an option to purchase the equipment for the sum of one dollar at the conclusion of the lease. In February, 1997, the Equipment Lease was extended for an additional five months and the lease payment was increased to $49,025.39 to provide for previous lease payments not made. On April 1, 1998, the Equipment Lease was amended so as to reduce the monthly payments of $49,025 to $25,000 per month. The lease was then scheduled to end in May, 1999. However, due to a decrease in operating revenue, the Company was unable to continue to make its lease payments and the Company defaulted on its lease payments. CALL agreed to work with the Company until the Company could afford to reach an amicable resolution of the matter. As of December 31, 1999, the Company was past due approximately $148,193.

FEDERAL LEGISLATION

There can be no assurance that legislation will not be passed at the federal level which could adversely affect the business of the Company or the ability of the Company to continue operating cruises-to-nowhere.

On January 6, 1999, Congressmen Wolf, Gilchrest and Shays introduced a Bill, H.R. 316, (the "Cruises-to-Nowhere Act of 1999"), to amend the Johnson Act. This Bill, or a similar Bill, should they become law, would give states the ability to apply their own laws to gambling cruises-to-nowhere. The passage of this law would allow the state of Florida and other states to ban cruises-to-nowhere. Such a ban would destroy the business of the Company in Florida.

The anti-gaming forces and others continue to lobby for various legislation designed to ban or prohibit cruises-to-nowhere. There can be no assurance that attempts to introduce legislation at the federal level to prohibit gambling cruises will not be successful.

STATE REGULATION - FLORIDA

There can be no assurance that legislation will not be introduced in Florida which could adversely affect the business of the Company or the ability of the Company to continue operating cruises-to-nowhere. Legislation is repeatedly introduced in the Florida legislature which is designed to ban all cruises-to-nowhere originating from the State of Florida. Such proposed legislation has been defeated in the past. However, there can be no assurance that any proposed legislation to ban cruises-to-nowhere currently pending in the Florida legislature or introduced in the future, will also be defeated. In addition, legislation has been introduced in the past in the Florida legislature to impose new state taxes on the cruise-to-nowhere industry. The proposed legislation has been defeated in the past. There can be no assurance that similar legislation will not be introduced and passed in the future.

The political atmosphere in Florida is antagonistic towards the gaming industry and cruise-to-nowhere industry. In 1999, the Governor of Florida and his Cabinet passed an executive order that would prohibit gambling vessels from operating from certain submerged Florida lands. An administrative law judge ruled that the Governor and his Cabinet lacked authority to do so. However, the Governor and Cabinet have appealed the decision.

CERTAIN RECENT FLORIDA LITIGATION RELATING TO THE FLORIDA CRUISE-TO-NOWHERE INDUSTRY

On or about July 2, 1997, Robert A. Butterworth, the Attorney General for the State of Florida, and Neil Perry, Sheriff of St. Johns County, Florida ("Plaintiffs") filed a Complaint for Injunctive Relief Against the Illegal Possession of Slot Machines and the Continuance of a Public Nuisance against Chances Casino Cruises, Inc. and Mark Morrow, ("Defendants") operators of the Royal Princess, in the Circuit Court of the Seventh Judicial Circuit In and For St. Johns County, Florida (Case No. CIV-97-1088). The Plaintiffs sought a temporary and permanent injunction restraining the Defendants from continuing to possess slot machines in the State of Florida. On July 2, 1997, the Plaintiffs filed a Motion for a Temporary Injunction. The Court heard argument on the Motion for a Temporary Injunction on July 18, 1997. The Florida Day Cruise Association of Florida, Inc., filed a Motion to Appear as Amicus Curiae and a Memorandum in Opposition to the Motion for Temporary Injunction. On July 22, 1997, the Court denied the Plaintiffs' Motion for Temporary Injunction, without prejudice to a final adjudication on the merits. The Court also granted the Defendants' Motion to stay enforcement by Plaintiffs and subordinate agencies through criminal process of the "slot machine" issue raised. On November 26, 1997, as a result of the cessation of the business which was the subject of this suit, the Court entered an Order for Dismissal Without Prejudice granting the Defendants' Motion to Dismiss for Mootness and dismissed all counterclaims without prejudice to Plaintiffs.

On or about February 1, 2000, Robert A. Butterworth, the Attorney General for the State of Florida, ("Plaintiff") filed another, similar Complaint for Injunctive Relief against Tropic Casino Cruises, Inc. d/b/a SunCruz Casinos ("Defendant"), in the Circuit Court of the Seventh Judicial Circuit In and For Volusia County, Florida (Case No. CIV-2000-30251-CI). The Attorney General is again seeking a temporary and permanent injunction restraining SunCruz from allegedly "possessing illegal slot machines" "or any other gambling paraphernalia," and "from maintaining a gambling house" in the State of Florida. There can be no assurance that SunCruz will prevail in the case or that further litigation will not be instituted in the State of Florida or elsewhere which could adversely affect the business of the Company or the ability of the Company to continue operating cruises-to-nowhere out of a Florida port.

In addition, in 1998, the Attorney General for the State of Florida had several vessels of several companies or the equipment thereon seized for various alleged civil and criminal violations of law. There can be no assurance that the Attorney General will not seize additional vessels in the future for alleged civil and criminal violations of law.

FUTURE PORTS

The Company has no present intent to open any additional ports in Florida or to expand its' day cruise operations in or outside of Florida.

                                 II. MISSISSIPPI

Europa Cruises Corporation owns, through Mississippi Gaming Corporation, (hereafter "MGC") or has options to purchase for ten dollars, a total of 404.5 acres of unimproved land in Diamondhead, on the Bay St. Louis, in Hancock County, Mississippi. The Company intends to construct a destination casino resort and hotel at the 404 acre site. The site, which is located immediately off Interstate 10, is adjacent to a site on which Mandalay Resort Group, formerly known as Circus Circus Enterprises, Inc., also intends to develop a destination casino resort and hotel. The Company's destination resort is expected to include a luxury hotel and spa, a sports and entertainment center, approximately 120,000 square feet of casino space, a state-of-the-art recreational vehicle park, and a business conference center. Subject to certain assumptions, the site was appraised as of March 26, 1996, at $8,000,000 by J. Daniel Schroeder Appraisal Company. The site was again appraised, subject to certain assumptions, as of August 27, 1999 at $41,700,000 by J. Daniel Schroeder Appraisal Company. The appraisal was predicated on the site being zoned as a legally permissible water-based casino site.

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

A hearing on the merits of the case is expected to be held on June 22, 2000. (See Mississippi-Related Litigation.)

On or about October 1, 1999, Casino World, Inc. requested that the Permit be extended for a period of one year to August 12, 2000. On or about December 8, 1999, the Mississippi Department of Marine Resources granted the request.

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

D.  U.S. ARMY CORPS OF ENGINEERS

On March 26, 1998, the U.S. Army Corps of Engineers issued a Permit to the Hancock County Port and Harbor Commission, which was then immediately transferred to Casino World, Inc. and Mississippi Gaming Corporation, to, among other things, construct a casino mooring facility in the Bay of St. Louis, at the Company's Diamondhead, Mississippi site. The time limit for completing the work authorized under the Permit is March 26, 2001. Unless there are circumstances requiring either a prompt completion of the authorized activity or a reevaluation of the public interest decision, the Corps, as stated in the Permit, will normally give favorable consideration to a request for an extension of this time limit. On March 27, 1998, several groups filed suit against the U.S. Army Corps of Engineers to declare the approval of the Casino World, Inc. Permit to be arbitrary, capricious, an abuse of discretion and in violation of the National Environmental Policy Act and other regulations. Argument in the case is scheduled for May 19, 2000. (See Mississippi-Related Litigation.)

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

Casino operations did not commence within three years of signing of the transfer and the Tidelands Lease has expired. The Mississippi statute relating to the lease of tidelands requires all proceeds of the leases to go to the State of Mississippi. The Mississippi Secretary of State has indicated that he will not renew a lease with the Hancock County Port and Harbor Commission. Therefore, Casino World, Inc. will be required to apply directly to the Secretary of State for a new Tidelands Lease. There can be no assurance the Mississippi Secretary of State will grant a Tidelands Lease.

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

On November 18, 1998, Casino World, Inc. forwarded a request to the Hancock County Planning Commission for an extension or renewal, to the extent, if any, one might have been deemed necessary, of that Special Use District-Waterfront District designation given to the property to be developed by Casino World, Inc. on the Bay of St. Louis in Hancock County. On November 19, 1998, the Hancock County Planning Commission passed a resolution extending the Waterfront Special Use District designation for a period of one year from January 6, 1999 to January 6, 2000. The resolution was submitted to the Hancock County Board of Supervisors for ratification and approval. On November 30, 1998, the Hancock County Board of Supervisors voted to approve the resolution.

On October 15, 1999, Casino World, Inc. forwarded a request to the Hancock County Planning Commission for an extension or renewal, to the extent, if any, one might have been deemed necessary, of that Special Use District-Waterfront District designation given to the property to be developed by Casino World, Inc. on the Bay of St. Louis in Hancock County. On October 21, 1999, the Hancock County Planning Commission passed a resolution extending the Waterfront Special Use District designation for a period of one year from January 6, 2000 to January 6, 2001. The resolution was submitted to the Hancock County Board of Supervisors for ratification and approval. On November 15, 1999, the Hancock County Board of Supervisors voted to approve the resolution.

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


ITEM 2. PROPERTIES

OFFICES/PORTS

The Company owns an office condominium which it uses as its headquarters at 150
- 153rd Ave., Suite 202, in Madeira Beach, Florida. The Company paid approximately $104,000 for the condominium. The condominium is adjacent to other office space that was leased by the Company in 1999. The Company substantially reduced its leased office space in 1999. The Company leased property at the following locations during the year ended 1999.

FLORIDA:

LOCATION                                       LEASE TERMS
--------                                       -----------
150 - 153rd Ave., Suite 200,                   Month-to-month lease.
Madeira Beach, Florida 33708

150 - 153rd Ave., Suite 204                    Twelve months with automatic renewal for
Madeira Beach, Florida  33708                  additional two years.
                                               This lease was terminated.

150 - 153rd Ave., Suite 205                    Twelve month, renewable on a 5 year basis.
Madeira Beach, Florida 33708                   This lease was terminated.

645 San Carlos Blvd.                           Five years commencing March 1, 1995
Ft. Myers Beach, Florida  33931                with option to renew for three years.
                                               This lease was renewed.

1280 5th Street                                Five years commencing March 1, 1995 with
Miami Beach, Florida 33139                     option to renew for two years.
                                               The Company exercised its option to renew
                                               in January, 1997. The party which
                                               purchased the Miami operation and the Sun
                                               makes the payments on this lease.


DOCK SPACE

The Company leased dock space at the following locations in 1999:

LOCATION                                       LEASE TERMS
--------                                       -----------
150 - 129th Ave.                               Three years commencing October, 1996
Madeira Beach, Florida  33708                  with option to renew for two additional
                                               three year periods. The Company exercised its
                                               option to renew this lease.

545 San Carlos Boulevard                       Five years commencing December 1, 1995
Ft. Myers Beach, Florida  33931                with option to renew for three years.
                                               This lease was renewed.

1280 5th Street                                Five years commencing March 1, 1995 with
Miami Beach, Florida  33139                    option to renew for two years.
                                               The Company exercised its option to renew in
                                               January, 1997. The party which purchased the
                                               Miami operation and the Sun makes the payments
                                               on this lease.

MISSISSIPPI:

5403 Indian Hill Blvd.                         Two years commencing June 1, 1998
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

MGC entered into an Option Agreement with Purcell Co., Inc. on June 19, 1993, to purchase approximately 100 acres included within the site, for Ten Dollars. This option expires in June 2003.

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

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

ITEM 3.  LEGAL PROCEEDINGS.

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

SETTLED

In January of 1999 through April 1999, the Florida Department of Revenue issued various Notices of Intent to Make Audit Changes to Europa Cruises Corporation and its subsidiaries for the period April 1, 1993 and July 1, 1994 through March 31, 1998. The proposed audit changes included an alleged tax due in the amount of $1,710,209, penalties in the amount of $855,105 and interest in the amount of $663,621 for a total of $3,228,935. On April 13, 1999, the Company received Notices of Assessment relating to the foregoing which included continuing interest.

Under threat of action by the Department to immediately collect all amounts owing under the assessment, the Company entered into a settlement of the matter in June 1999. This settlement calls for Europa to pay $1,600,000 to the Department in monthly installments of $50,000 until satisfied. In the event that the Company should sell the Sky or the Star, $800,000 would be immediately due to the Department. Should the second vessel be sold, the remainder of the then-unpaid settlement amount would be due from the proceeds of that sale. As of the filing date of this report, $1,000,000 of the $1,600,000 settlement remains due to the Department pursuant to this settlement agreement. Deborah A. Vitale, the President and Chairman of the Board of the Company and James Illius, a Director of the Company, and now its largest holder of common stock, have each personally guaranteed payments totalling $250,000 to the Florida Department of Revenue. Each has provided the Department of Revenue with personal check in the amount of $125,000 to be held as partial security by the Department. Upon payment of the $1,600,000, the checks will be returned to Ms. Vitale and Mr. Illius.

The Company recorded a liability in the fourth quarter of 1998 in the amount of $1,400,000 for this matter. The remaining $200,000 of the $1,600,000 settlement was charged to operations in the second quarter of 1999.

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

On September 13, 1995, the United States District Court for the Middle District of Florida, Orlando Division, transferred the case pending in that Court against Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc. and other defendants to the United States District Court for the District of Nevada, Southern Division. Accordingly, the case against Europa and the other defendants in the cruise ship industry will be litigated and perhaps tried together with those cases now pending against the land-based casino operators and the manufacturers, assemblers and distributors of gaming equipment previously sued in federal court in Nevada. Management believes the Nevada forum provides a more favorable forum in which to litigate the issues raised in the Complaint. The Company is sharing the cost of litigation in this matter with other defendants. On November 3, 1997, the Court heard various motions in the case, including a Motion to Dismiss filed by the cruise ship defendants. The motion was denied. The Company continues to defend the case.

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

HUBBARD ENTERPRISES, INC. V. EUROPASKY CORPORATION (Circuit Court for Pinellas County, Florida, Case No. 99-003715)

EUROPA PREVAILS IN LOWER COURT ON MOTION FOR SUMMARY JUDGMENT/HUBBARD APPEAL PENDING

On or about May 28, 1999, Hubbard Enterprises, Inc., the landlord for the Madeira Beach operation, filed a Complaint for Declaratory Relief and damages against EuropaSky Corporation claiming that Europa is required to pay a rental fee for both paying and non-paying passengers as opposed to only paying passengers. On or about June 22, 1999, Europa filed an Answer denying the contention. In addition, Europa filed a Counterclaim for tortious interference in business relations and/or contractual relations and breach of contract. Europa alleges, among other things, that Hubbard's interfered with the sale of the Madeira Beach operation which was then-scheduled to close on May 10, 1999. Europa is seeking compensatory and punitive damages. On or about January 13, 2000, Europa filed a Motion for Summary Judgment requesting that the Court rule in favor of Europa with respect to Hubbard's Complaint for Declaratory Relief. On February 15, 2000, Lester Bullock, the former President of Europa, who had been removed as President of Europa in February 1998, signed an Affidavit in support of Hubbard's Opposition to Europa's Motion for Summary Judgment. Nevertheless, on March 7, 2000, the Court granted Europa's Motion and adopted the proposed Findings of Fact submitted by Europa. On March 31, 2000, Hubbard appealed the Court's decision in favor of Europa. Europa intends to aggressively pursue its claims against Hubbard.

ELLIS V. EUROPASKY CORPORATION AND EUROPA CRUISES CORPORATION (United States District Court for the Middle District of Florida, Case Number 00-410-CIV-T-17B) On February 29, 2000, Anne Ellis filed a Complaint in the United States District Court against EuropaSky Corporation and Europa Cruises Corporation seeking compensatory and punitive damages, attorneys fees and injunctive relief under the Florida Civil Rights Act and Title VII of the Civil Rights Act of 1964, alleging, inter alia, sexual harassment, discrimination and retaliation. Ms. Ellis was, at the time of the alleged acts, employed by the Company as a dealer, and was, upon information and belief, the fiance of the adopted son of Lester Bullock, the former President of Europa, who was terminated by the Company in March 1998. The Company intends to vigorously defend this action, the ultimate outcome of which cannot be reasonably estimated. The Company has filed a countersuit against Ms. Ellis and her then-fiance for damages, attorneys' fees and costs for recording telephone communications in violation of Florida Statutes 934.03-934.10.

                         MISSISSIPPI-RELATED LITIGATION

BAY ST. LOUIS COMMUNITY ASSOCIATION, PRESERVE DIAMONDHEAD QUALITY, INC., GULF ISLANDS CONSERVANCY, INC. AND CONCERNED CITIZENS TO PROTECT THE ISLES AND POINT, INC. V. THE COMMISSION ON MARINE RESOURCES, HANCOCK COUNTY PORT AND HARBOR COMMISSION AND CASINO WORLD, INC. (CHANCERY COURT OF HANCOCK COUNTY, MISSISSIPPI)(CASE NO. 960707)

CASE PENDING

On September 18, 1996, Bay St. Louis Community Association, Preserve Diamondhead Quality, Inc., Gulf Islands Conservancy, Inc. and Concerned Citizens to Protect the Isles and Point, Inc. filed a Notice of Appeal and Complaint against the Commission on Marine Resources, Hancock County Port and Harbor Commission and Casino World, Inc., in the Chancery Court of Hancock County, Mississippi (Case No. 960707), appealing the administrative decision of the Commission on Marine Resources in granting Permit No. DMR-M 9612281-W and COE No. MS96-01566-U. On October 17, 1996, the Mississippi Commission on Marine Resources filed a Response to Notice of Appeal and Answer in which it maintained, in pertinent part, that it had complied with all procedural requirements relevant to grants of permits and use adjustments at issue, that its decision to grant the permit and use adjustment was grounded upon legally sufficient evidentiary grounds and that there was no proper ground at law warranting reversal of its decision. On October 16, 1996, Casino World, Inc. and the Hancock County Port and Harbor Commission filed a Joint Motion to Dismiss for Untimely Appeal in which they alleged that the appellants had failed to file their Notice of Appeal and Complaint within the proper time period. The Joint Motion to Dismiss was granted on December 31, 1996. On January 15, 1997, the Bay St. Louis Community Association, Preserve Diamondhead Quality, Inc., Gulf Islands Conservancy, Inc. and Concerned Citizens to Protect the Isles and Point, Inc. filed a Notice of Appeal appealing the decision of the Chancery Court to the Supreme Court of Mississippi. On July 23, 1998, the Supreme Court of Mississippi reversed the lower court's decision and remanded the case to the lower court for a hearing on the merits. On or about August 6, 1998, Casino World, Inc. filed a Motion for Rehearing which was denied on October 15, 1998. On or about October 26, 1998, the case was remanded to the lower court for a hearing on the merits. A hearing on the merits of the case is expected to be held on June 22, 2000.

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

FRIENDS OF THE EARTH, INC. AND GULF ISLANDS CONSERVANCY, INC. V. UNITED STATES ARMY CORPS OF ENGINEERS (In the United States District Court for the District of Columbia)(Case No. 1:98CV00801)

CASE PENDING

On March 27, 1998, Friends of the Earth, Inc. and Gulf Islands Conservancy, Inc. filed a Complaint for Declaratory and Injunctive Relief against the United States Army Corps of Engineers to, inter alia, declare the Corps' approval of the Casino World, Inc. Permit without prior preparation of an environmental impact statement, to be arbitrary, capricious, an abuse of discretion and in violation of the National Environmental Policy Act, applicable Council on Environmental Quality regulations and applicable U.S. Army Corps of Engineers regulations and to enjoin the U.S. Army Corps of Engineers from permitting Casino World, Inc. or its successors-in-interest and all other casino developers from proceeding with future development of any dockside gambling facilities or related infrastructure in certain areas, including the Company's site on the Bay of St. Louis, in Mississippi, until the Corps prepares an environmental impact statement. The Company was not named as a party in the action. On or about August 31, 1998, the Company filed a motion for leave to intervene as a party defendant in the action. On November 4, 1998, the Court granted the Company's motion. Various motions and cross-motions in the case have been filed and briefed, including motions and cross-motions for summary judgment. Argument is scheduled to be heard on May 19, 2000.

                           LIBERIS-RELATED LITIGATION

The following litigation relates to Charles S. Liberis, the founder of the Company, and former Chairman of the Board of Directors, President, Director and Chief Operating Officer of the Company.

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

CASE PENDING

On or about October 30, 1998, one month after the Court dismissed the previous case, Liberis and his former spouse, Ginger Liberis, filed suit in the Circuit Court in and for Pinellas County, Florida for fraud and conspiracy, intentional interference with advantageous business relationships, intentional breach of duty to facilitate stock transfers, conspiracy, negligence-failure to facilitate stock transfers, defamation, conspiracy to defame, and intentional infliction of emotional distress. The Company intends to vigorously defend this case.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ELECTION OF BOARD OF DIRECTORS

The annual meeting of Europa Cruises Corporation was held on August 27, 1999 at the Beau Rivage Hotel and Casino in Biloxi, Mississippi. The election of a Board of Directors was submitted to a vote of the securities holders. The Company reported that a total of approximately 27,745,200 shares voted. Of those, 27,386,059, or approximately 98.7 %, voted for the incumbent Board of Directors, Deborah A. Vitale, James Illius, John R. Duber, Paul J. DeMattia and Gregory A. Harrison. A total of 359,141 shares, or approximately 1.3 %, were withheld.

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

                             1999 Quarters     1998 Quarters
                             -------------     -------------
                             High     Low      High      Low
                             ----     ---      ----      ---
     First Quarter          $ .37    $ .26    $ 1.03    $ .66
     Second Quarter           .75      .31       .94      .63
     Third Quarter            .74      .42       .81      .44
     Fourth Quarter           .78      .40       .69      .22

On December 31, 1999, there were 933 registered holders of record of the Common Stock of the Company. On April 4, 2000, there were 922 registered holders of record of the Common Stock of the Company.

The Company has never paid a cash dividend on its Common Stock. The Companys' ability to pay a cash dividend on its Common Stock is limited due to covenants contained in its loan documents.

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

In the opinion of the current Board of Directors, while the Company's cruise ship operations in Florida may have constituted the original and core business of the Company in the past, the return on investment simply did not justify the significant expenditures of time, resources, money and assets required or the enormous risks incurred. Given the highly competitive nature of the cruise-to-nowhere business in Florida today and the Company's lack of financial resources with which to expand and compete with the expensive, new, and more luxurious vessels entering the market and with better capitalized competitors, the Company's best prospect for increasing shareholder value lies with the development of the Company's Mississippi casino resort. Moreover, in the opinion of the Board, any return on investment the shareholders might realize from the operation of cruise ships, even if operated profitably, would pale in comparison to the return on investment the shareholders might realize from the development of the Diamondhead project. In 1999, given the state of the cruise-to-nowhere industry in Florida and the political climate and competition, management made significant changes in the core business of the Company. It anticipates doing so as well during the year 2000.

The operations of the Company changed dramatically during 1999. The M/V Stardancer was chartered as of January 1, 1999 and the M/V Europa Sun was chartered as of March 1, 1999, and, therefore, have produced only charter revenue less residual expenses beginning January 1, 1999 and March 1, 1999 respectively through the end of 1999, as compared to the classic revenues and expenses normally associated with a day cruise vessel. The M/V Europa Star ceased operations in Ft. Myers Beach on July 25, 1999, due to poor business conditions and to ready the vessel for drydock which was required to carry passengers by the end of 1999. Prior to ceasing operations, the M/V Star took on water while docked the night of April 26th, 1999 and did not operate from April 27th through May 7th, 1999, resulting in a loss of 22 cruises. Finally, in December 1999, the Company sold both the M/V Europa Sun and M/V Europa Stardancer for proceeds totaling $6.45 million dollars.

TOTAL REVENUES

The Company reported total revenues of $8,418,388 in 1999 as compared to total revenues of $16,802,550 in 1998, a decrease of $8,384,162 of which approximately $3,777,000 is attributable to the chartering of the Sun and approximately $3,452,000 to the non-operation of the Star. The Sky earned revenue of $3,297,991 in 1999 as compared to revenue of $5,810,792 in 1998, a decrease of $2,512,801, attributable to intense competition, adverse weather and tidal conditions. The Sky carried 60,649 passengers on 646 cruises in 1999 as compared to 90,082 passengers on 674 cruises in 1998. The average revenue per passenger decreased as a result of competition.

The Company earned charter revenues totaling $2,312,142 in 1999, as compared to charter revenues of $406,000 in 1998, an increase of approximately $1,906,142.

CHARTER REVENUE

On December 29, 1998, the Company entered into a Charter Agreement with Seven Star Charters, Inc. to charter the Stardancer for a five year period beginning January 1, 1999. The Agreement called for an annual charter fee of $1,080,000 in addition to certain insurance payments. The Company received an advance charter fee in the amount of $275,000 and a Letter of Credit in the amount of $150,000. The Stardancer operated out of Myrtle Beach, South Carolina. In December 1999, the Company sold the vessel to the lessee. Closing occurred on or about December 5, 1999. One or more of the principals of Seven Star Charters, Inc. are affiliated with Stardancer Casino, Inc., which chartered the Europa Sun. Revenue associated with this charter amounted to $1,085,000 for 1999.

In February, 1999, the Company entered into an agreement, subject to certain contingencies, with Stardancer Casino, Inc., a South Carolina Company. Under the terms of the agreement, Stardancer Casino, Inc. would manage and/or sublease the Company's Miami Beach, Florida operation. Under the terms of the agreement, Europa would receive approximately $97,000 per month in addition to expenses incident to the operation. The Company received a nonrefundable deposit in the amount of $300,000. The Company's landlord objected to an assignment of the Company's lease. Therefore, the Company entered into an agreement pursuant to which Stardancer Casino, Inc. operated the port beginning March 1, 1999. One or more of the principals of Stardancer Casino, Inc. are affiliated with Seven Star Charters, Inc. which chartered the Europa Stardancer. Revenue associated with this charter amounted to $1,227,142 for 1999.

STARDANCER SALE

On or about November 2, 1999, the Company entered into an Agreement for Purchase and Sale of a Vessel (the M/V Europa Stardancer) with Seven Star Charters, Inc., the company which previously chartered the Vessel. The Company agreed to sell the Stardancer, including on board equipment for $1.8 million dollars. The Closing took place on or about December 5, 1999. The sale resulted in a net loss, as compared to book value, of the related assets in the amount of $1,165,187. The Company used the proceeds of the sale to pay $800,000 to First Union National Bank of Florida and to pay down a significant portion of the Company's remaining debt.

SUN SALE

On December 30, 1999, the Company sold a vessel (the M/V Europa Sun) and certain business assets for a total purchase price of $4,650,000. The Company sold the M/V Europa Sun, certain equipment, and any transferable lease rights it had to its Miami Beach, Florida port to Stardancer Casino, Inc. The purchase price included the payment by the Purchaser over time of approximately $1,786,057 to Debis Financial Services, Inc., which holds a first mortgage on the Europa Sun. The payment to Debis was secured with a Letter of Credit. The remaining $2,863,943 was paid in three installments of approximately $950,000 each during the first quarter of 2000. The Company holds title to the Vessel as security until the full amount due Debis has been paid. The Company used the proceeds of the sale to pay down a significant portion of the Company's debt. As of the filing date of this report, all cash payments due the Company under the terms of this sale have been received and all amounts due Debis to date have been paid. The sale resulted in a net gain, as compared to book value, of the related assets in the amount of $2,792,097.

COSTS AND EXPENSES

VESSEL OPERATING EXPENSES

Vessel operating costs and expenses decreased from $11,999,487 in 1998 to $5,950,010 in 1999, a decrease of $6,049,477 or 50.4%. Of that decrease,
$2,999,000 was associated with the difference in operating costs of the Europa Sun and $1,348,000 with the non-operation of the Star. The remaining decrease is the result of managements' continuing attempt to reduce costs to keep pace with the decrease in revenue due to competition. Should revenue continue to decrease, management cannot offer any assurances that significant cost decreases can continue.

ADMINISTRATIVE AND GENERAL AND OTHER OPERATING EXPENSES

Administrative and general costs and expenses decreased from $2,510,943 in 1998 to $1,518,602 in 1999, a decrease of $992,341, or 39.5%. Of that decrease, $147,200 was attributable to the chartering of the Europa Sun. The remaining decrease of $845,141, was realized principally through elimination of administrative positions and other salary reductions.

Other operating expenses increased from $307,716 in 1998 to $390,567 in 1999. The increase is associated with IRS penalties assessed on late payment of excise taxes.

ADVERTISING AND PROMOTION

Advertising and promotion decreased from $634,032 in 1998 to $122,336 in 1999, a decrease of $511,696 or 80.7%. The decrease was necessitated to offset loss of revenues resulting from new competition and to provide additional cash necessary to meet the payments required by the latest agreement with the Florida Department of Revenue referred to below.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased from $2,035,936 in 1998 to $1,937,290 in 1999, a decrease of $98,646 or 4.8%.

NOTICE OF INTENT TO MAKE AUDIT CHANGES/NOTICE OF PROPOSED ASSESSMENT

See Item 3. Legal Proceedings: Tax-Related Litigation-Florida Department of Revenue Tax Audits.

LIQUIDITY AND CAPITAL RESOURCES

In 1999, the Company was unable to meet its normal operating costs and expenses from operating cash flow. Cash flow from operations for 1999 was a negative $857,740 and, at December 31, 1999, the Company had an excess of current liabilities over current assets of $1,689,216. During 1999, additional capital was injected into the Company through the sale of common stock and the sale of assets. Additionally, the Company restructured its borrowing terms in an effort to improve cash flow.

In an effort to raise working capital, the Company offered restricted common shares to accredited investors beginning in July 1999, and continuing through December of 1999. The Company received $725,813 for the sale of 1,612,917 shares. In addition, a shareholder advance in the amount of $300,000 was satisfied through the issuance of 1,000,000 shares of common stock in July 1999, and a refundable deposit from International Hospitality Inc., in the amount of $300,000 was satisfied through issuance of 750,000 shares of common stock. The sale of two vessels during 1999 generated cash in the amount of $1,741,500 and a note and account receivable in the amount of approximately $4,650,000 of which $2,863,943 has been collected in 2000.

The Company believes that it will be able to meet its normal operating costs and expenses from its year 2000 cash flow from operations. The Company, however, may be unable to meet any unusual or unanticipated cash requirements except through the sale of stock, assets, or borrowing.

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

First Union National Bank of Florida, which holds the majority of the Company's long-term debt, further agreed to modify certain loan covenants contained in that Credit Agreement dated May 25, 1995. The Bank agreed to release its security interest in the Europa Sun to facilitate the dEBIS loan, revised the cash flow covenant to reduce the cash flow requirements required to be met by the Company and reduced the maturity date of the note from 7 years to 5 years with no corresponding increase in monthly payments. First Union National Bank of Florida was also granted two Warrants from the Company to purchase

200,000 shares of common stock at a price of $2.00 per share. First Union National Bank of Florida had piggyback registration rights for one year and one demand registration right after one year.

On or about September, 1999, in an effort to maintain adequate cash for operations, the Company agreed to certain new repayment terms with First Union National Bank which, at the time, held a note with an outstanding balance of $3,400,364. The former terms called for monthly installments of principal and interest at a rate of 11.35%, or approximately $103,000 and was primarily secured by first mortgages on the Europa Sky, Europa Star, and Europa Stardancer. Under the new terms, the Company pays interest only on the outstanding balance, at a rate of 10.75%, through March 2000. The new agreement required the Company to pay unwind and restructuring fees of $183,900. The cash flow and tangible net worth covenants required under the original terms of its bank loan agreement continue. As of the date of this report, First Union has agreed to a 90 day extension of the note to June 30, 2000. The Company has reduced the balance currently owed First Union to $2,500,364 with proceeds derived from the sale of the Sun and Stardancer.

As of December 31, 1999, the Company was not in compliance with the cash flow and tangible net worth covenants required under the continuing terms of its bank loan agreement, for which a waiver has been obtained through June 30, 2000. In the event that payment is demanded, the Company believes that the value of the underlying collateral is sufficient to refinance or extinguish the debt. The ultimate outcome of the matter could have a material adverse effect on the Company's financial position and operations.

CAPITAL EXPENDITURE REQUIREMENT

The Europa Star is required to go to drydock at an estimated cost of approximately $400,000. The Company has not scheduled the vessel for drydock and is considering its alternatives, including sale. In addition, the Europa Sky is scheduled for drydock in June 2000 at an estimated cost of $75,000. No additional major capital expenditures are planned for now or the forseeable future.

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

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in operations in the period of change. SFAS No. 133 as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, except for certain bank loan agreements the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to affect its consolidated financial statements.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTRACT PERSONS. COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

A. DIRECTORS AND OFFICERS:

The current executive officers of the Company and their titles are as follows:

Name                            Age     Title
----                            ---     -----
Deborah A. Vitale               49      Chairman of the Board,
President, Chief Executive              Officer, Secretary and Treasurer

John R. Duber                   44      Director, Vice-President, Assistant Secretary and
                                        Director of Investor Relations

Paul J. DeMattia                40      Director

Gregory A. Harrison             55      Director

James Illius                    49      Director

Robert Zimmerman                50      Chief Financial Officer

DEBORAH A. VITALE was elected Chairman of the Board of Directors in March 1995 and was appointed Secretary of the Company in November 1994. She has been a Director of the Company since December 1992. On February 14, 1997, Ms. Vitale was appointed Chairman of the Board of Directors of Casino World, Inc. and Chairman of the Board of Directors of Mississippi Gaming Corporation, each a subsidiary of the Company. On September 2, 1997, Ms. Vitale was appointed President of Casino World, Inc. and Mississippi Gaming Corporation. On February 20, 1998, Ms. Vitale was appointed President and Chief Executive Officer of Europa Cruises Corporation. Ms. Vitale is a trial attorney by background, with over twenty years of experience handling complex civil litigation. Ms. Vitale is licensed to practice law in Maryland, Virginia and Washington D.C. Ms. Vitale was a partner in the firm of Miller & Vitale, P.C. from November 1990 to September 1992. From 1986 to 1990, Ms. Vitale was Of Counsel to the firm of Jacobi & Miller in Alexandria, Virginia. Ms. Vitale has, in the past, served as a staff attorney at the Federal Communications Commission and had served as Listing Official for the Environmental Protection Agency.

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

PAUL J. DEMATTIA was named as a Director of the Company on February 20, 1998. Mr. DeMattia attended the West Side Institute of Technology from 1979 to 1983. Mr. DeMattia is the founder of

DeMattia Cartage, Incorporated, and has served as President of the Company, which owns and operates various trucks and trailers for specialized delivery service, since 1983. Mr. DeMattia is the recipient of the W.W. Grainger, Inc. Outstanding Quality Carrier Service Award for 1992-1993.

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

JAMES ILLIUS was named a Director of the Company on May 20, 1999. Mr. Illius has been a shareholder of the Company since June of 1994 and is the largest holder of common stock of the Company. Mr. Illius is the founder and President of Builders Loft, Inc., a wholesale building supplier. The Company, which employs eleven persons, has sales of approximately five million dollars annually. Mr. Illius has been involved in the building and construction area for approximately thirty years. Mr. Illius is an active stock market investor and manages his Company's pension fund. Mr. Illius invests in and develops real estate. Mr. Illius is a lifelong resident of the Cleveland, Ohio area.

ROBERT ZIMMERMAN was appointed Chief Financial Officer of the Company on July 27, 1998. From May of 1994 until joining Europa, Mr. Zimmerman served as Controller for the North and Central American operations of Casinos Austria International, Ltd. From 1980 through 1993, Mr. Zimmerman served as Vice-President of Finance for the Industrial Controls subsidiary of Emerson Electric Company. Prior to 1980, Mr. Zimmerman was employed with the public accounting firm of Fiddler and Co. for seven years.

B.  CHANGES IN MANAGEMENT AND THE BOARD OF DIRECTORS

James Illius, the largest holder of common stock of the Company, was named a Director of the Company on May 20, 1999. Otherwise, there were no material changes in management during the year ended 1999.

Section 16(a) Beneficial Ownership Reporting Compliance
Based solely upon its review of Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, all of such forms were not timely filed by reporting persons during 1999, but all purchases and sales of stock have been disclosed by the Company.


ITEM 10. EXECUTIVE COMPENSATION

The following table provides information concerning the compensation of current executive officers of the Company and its wholly owned subsidiaries, Casino World, Inc. and Mississippi Gaming Corporation. No other person serving as an executive officer on December 31, 1999, received cash compensation in excess of $100,000 during any of the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION     LONG TERM COMPENSATION      AWARDS      PAYOUTS
                                                -------------------     ----------------------      ------      -------
                                                                         OTHER
                                                                         ANNUAL    RESTRICTED     ALL OTHER
                                                                         COMPEN-     STOCK          LTIP                    COMPEN-
   OCCUPATION                       YEAR       SALARY        BONUS       SATION      AWARDS        OPTIONS       PAYOUTS    SATION
   ----------                       ----       ------        -----       ------      ------        -------       -------    ------
Deborah A. Vitale                   1999      $125,000         NONE        NONE       NONE            NONE         NONE      NONE
President as of February 20, 1998   1998(1)   $125,000         None        None       None         750,000(2)      None      None
                                    1997(1)   $ 84,135      $50,000        None       None            None         None      None


(1)      Ms. Vitale did not receive any salary or bonus for 1997 until 1998.
(2) On April 3, 1998, Ms. Vitale was granted options to purchase 750,000 shares of Common Stock exercisable at $1.00 per share for services rendered as a Director and President of Europa and its subsidiaries.

                        OPTION GRANTS IN LAST FISCAL YEAR

During the year ended December 31, 1999, no options were awarded to Directors and Officers of the Company who were also Directors of the Company.




                AGGREGATE OPTIONS EXERCISED IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

The following table shows stock options exercised by the named executive officer during the fiscal year ended December 31, 1999. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 1999. None of the following options are "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986.

                                                      Number of Securities

                          Shares            Value        Value of Unexercised      Underlying Unexercised
                         Acquired          Realized       Options at Year-End           At Year-End(2)
                      On Exercise(1)     Exercisable         Unexercisable        Exercisable  Unexercisable
                      --------------     -----------         -------------        -----------  -------------

Deborah A. Vitale         None                None              1,550,000              None          $0

(1) The "Value realized" reflects the appreciation on the date of exercise (based on the excess of the fair market value of the shares on the date of exercise over the exercise price). However, because the officer may keep the shares acquired upon the exercise of options or sell them at a different price, this amount does not necessarily reflect cash realized upon the sale of those shares.
(2) "In-the-Money Options" are options outstanding at the end of the last fiscal year for which the fair market value of the Common Stock at the end of the last fiscal year ($.36 per share) exceeded the exercise price of the options.

DIRECTORS' COMPENSATION

From January 1, 1995 through August 1997, Directors were paid $1,500 per month for serving as Directors of the Company. The current Board of Directors are not paid for their services as a Director. Directors are reimbursed for certain approved expenses incurred in connection with Company business and for certain approved expenses incurred in connection with attendance at non-telephonic Board meetings and non-telephonic committee meetings.

On March 24, 1998, Gregory Harrison, a Director was awarded 50,000 options exercisable at $1.00 per share for services rendered as a Director, provided he remained a Director for six months from the date of his appointment (unless removed by vote of the shareholders or a failure to be nominated to the next Board of Directors or unless unable to serve due to death or by reason of physical or mental incapacity). On March 24, 1998, Paul DeMattia, a Director, was awarded 50,000 options exercisable at $1.00 per share for services rendered as a Director, provided he remained a Director for six months from the date of his appointment (unless removed by vote of the shareholders or a failure to be nominated to the next Board of Directors or unless unable to serve due to death or by reason of physical or mental incapacity). On March 24, 1998, John R. Duber, a Director, was awarded 100,000 options exercisable at $1.00 per share, 50,000 of which were awarded for services rendered as a Director provided he remained a Director for six months from the date of his appointment (unless removed by vote of the shareholders or a failure to be nominated to the next Board of Directors or unless unable to serve due to death or by reason of physical or mental incapacity) and 50,000 of which were awarded for other services rendered to the Company which were not conditioned on continued service. On April 3, 1998, Deborah A. Vitale, a Director, was awarded 750,000 options exercisable at $1.00 per share for services rendered as Director and President of Europa and its subsidiaries, provided she remained a Director for six months from the date the Board awarded the options (unless removed by vote of the shareholders or a failure to be nominated to the next Board of Directors or unless unable to serve due to death or by reason of physical or mental incapacity).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AS OF APRIL 4, 2000

The only persons who owned of record or were known by the Company to own beneficially on April 4, 2000, more than 5% of any class of the outstanding voting shares of the Company and the beneficial and record ownership of the outstanding Common Stock of the Company held by Directors, Nominees, Executive Officers and all Directors and Executive Officers as a Group, were as follows:

                                          AMOUNT &
                                         NATURE OF
NAME AND ADDRESS                         BENEFICIAL    TITLE OF               PERCENT      PERCENT
OF BENEFICIAL OWNER                       OWNERSHIP     CLASS                 OF CLASS    VOTING(1)
-------------------                       ---------     -----                 --------    ---------
Europa Cruises Corporation(2)             3,750,000     Common                 10.53%     10.02%
Employee Stock Ownership Plan
Trust Agreement
150 153rd Avenue East
Madeira Beach, Florida 33708

Deborah A. Vitale (2)(3)(4)               5,328,500     Common                 14.97%     14.24%
Chairman, President, CEO,
Secretary and Treasurer
Chairman, President
Secretary and Treasurer of
Casino World, Inc. and
Mississippi Gaming Corp.
1013 Princess Street
Alexandria, VA 22314

John R. Duber (2)(3)(5)                   3,987,560     Common                 11.20%     10.65%
Director, Vice-President
and Assistant Secretary
20018 Westover Avenue
Rocky River, Ohio 44116

James Illius                              2,472,051     Common                  6.94%      6.60%
Director
3791 Francis Drive
Rocky River, Ohio 44116

Gregory Harrison(6)                         780,000     Common                  2.19%      2.08%
Director
16209 Kimberly Grove
Gaithersburg, Md 20878

Paul DeMattia(6)                            139,000     Common                   .39%       .37%
Director
6366 Eastland Rd
Brookpark, Ohio 44142

Serco International Limited (7)           1,330,334     Common                  3.74%      8.43%
P.O. Box 15, A-9010                         900,000     S-NR Preferred        100.00%
Klagenfurt, Austria                         926,000     S Preferred           100.00%

Austroinvest International Limited(7)     1,330,334     Common                  3.74%      8.43%
P.O. Box 15, A-9010                         900,000     S-NR Preferred        100.00%
Klagenfurt, Austria                         926,000     S Preferred           100.00%

Gaming Invest Corporation (7)             1,330,334     Common                  3.74%      8.43%
P.O. Box 15, A-9010                         900,000     S-NR Preferred        100.00%
Klagenfurt, Austria                         926,000     S Preferred           100.00%

Ernst G. Walter(7)                        1,330,334     Common                  3.74%      8.43%
14700 Gulf Blvd., Apt.401                   900,000     S-NR Preferred        100.00%
Madeira Beach, Florida 33708                926,000     S Preferred           100.00%

All Directors and Officers
as a Group (6 persons):                   9,003,611     Common                 25.29%     24.06%

----------------------

(1) Common Stock and S-NR Preferred and S Preferred shares have been combined for the purpose of calculating voting percentages.

(2) The Europa Cruises Corporation Employee Stock Ownership Plan, Trust Agreement ("ESOP") was established on August 18, 1994. The Trustees of the ESOP are Deborah A. Vitale, President, CEO, and Chairman of the Board and John R. Duber, Vice-President and a Director. As of December 31, 1999, 1,250,000 ESOP shares had been released and 1,000,000 ESOP shares had been allocated to participants in the ESOP. The participants in the ESOP are entitled to direct the Trustees as to the manner in which the Company's allocated shares are voted Unallocated shares are voted by the Trustees. The Trustees are required to vote the ESOP shares in the best interests of ESOP beneficiaries.

(3) Includes 3,750,000 unallocated shares of Common Stock which will be voted by Ms. Vitale and Mr. Duber as Trustees of the ESOP.

(4)      Includes options to purchase 1,550,000 shares of Common Stock.

(5)      Includes options to purchase 100,000 shares of Common Stock.

(6)      Includes option to purchase 50,000 shares of Common Stock.

(7) Serco International Limited, Austro Invest International Limited and Gaming Invest Corporation are affiliated entities. The Company understands that Dr. Ernst Walter is the sole director of each company. The total beneficial ownership of securities of the Company by the three corporations and Dr. Walter includes: 900,000 shares of Series S-NR Preferred Stock and 980,334 shares of Common Stock owned by Serco International Limited; 926,000 shares of S Preferred Stock owned by Austroinvest International Limited; 150,000 shares of Common Stock owned by Gaming Invest Corporation; and 200,000 shares of Common Stock underlying options Dr. Walter has the current right to exercise.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 18, 1994, the Company established the Europa Cruises Corporation Employee Stock Ownership Plan (the "ESOP"). This ESOP, which is a qualified retirement plan under the provisions of Section 401(a) of the Internal Revenue Code and an employee stock ownership plan within the meaning of Section 4975(e)(7) of the Internal Revenue Code, was established primarily to invest in stock of the Company. All employees as of December 31, 1994, and subsequent new employees having completed 1,000 hours of service are eligible to participate in the ESOP. The Company also established a trust called the Europa Cruises Corporation Employee Stock Ownership Plan, Trust Agreement to serve as the funding vehicle for the ESOP. The Trustees of this trust are Deborah A. Vitale and John R. Duber. As of December 31, 1999, 1,000,000 shares of Common Stock had been allocated to participants in the ESOP.

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

OPTION AGREEMENT-INTERNATIONAL HOSPITALITY, INC.

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

OPTION AGREEMENT-JAMES ILLIUS

On November 12, 1998, James Illius, a large shareholder of the Company, loaned the Company $150,000. On December 4, 1998, Mr. Illius loaned the Company another $150,000. The funds were used to pay the costs of drydock for the M/V Europa Sun. There was no interest attached to these loans. Mr. Illius had the right to the return of the funds forwarded or an option to purchase 1,000,000 shares of common stock of the Company. In or about July 1999, Mr. Illius exercised his right to purchase 1,000,000 shares of common stock of the Company.

BOARD MEETINGS

The Board held 13 meetings during 1999 and sixteen meetings during 1998. Each Director attended at least 75% of the total number of Board meetings held during the period for which he or she was a Director. The Board does not have a compensation or nominating committee. The Board's audit committee consists of Paul DeMattia and Gregory Harrison, both of whom are outside Directors and Deborah A. Vitale and John R. Duber, both of whom are Directors and Officers of the Company.

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

              27.1         Financial Data Scedule (for SEC use only)

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

                                    EUROPA CRUISES CORPORATION

 DATE:  April 14, 2000
                                    /s/ Deborah A. Vitale
                                    --------------------------------------------
                                By: Deborah A. Vitale, President

                                    /s/ Robert Zimmerman
                                    --------------------------------------------
                                By: Robert Zimmerman

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title                                      Date
-------------------                                      ----
/s/Deborah A. Vitale,                                 April 14, 2000
------------------------------------------
President and Chairman of the Board

/s/John R. Duber                                      April 14, 2000
------------------------------------------
Vice President, Director

/s/Paul J. DeMattia                                   April 14, 2000
------------------------------------------
Director

/s/Gregory A. Harrison                                April 14, 2000
------------------------------------------
Director

/s/James Illius                                       April 14, 2000
------------------------------------------
Director

                                                     EUROPA CRUISES CORPORATION
                                                                 AND SUBSIARIES

                                                                       CONTENTS

                                                            PAGE
                                                            ----

Report of Independent Certified Public Accountants ......   F-2

Consolidated Balance Sheet as of December 31, 1999 ......   F-3

Consolidated Statements of Operations
    for the Years Ended December 31, 1999 and 1998 ......   F-5

Consolidated Statements of Stockholders' Equity
    for the Years Ended December 31, 1999 and 1998 ......   F-6

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1999 and 1998 ..........................   F-7

Notes to Consolidated Financial Statements ..............   F-8 to F-32

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors
of Europa Cruises Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Europa Cruises Corporation and Subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Europa Cruises Corporation and Subsidiaries at December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Miami, Florida                                                 BDO Seidman, LLP
March 31, 2000

DECEMBER 31,                                                               1999
-------------------------------------------------------------------------------

ASSETS (NOTE 6)

CURRENT

     Cash and cash equivalents                                   $   418,045
     Accounts receivable (Note 5)                                  3,062,484
     Current maturity of note receivable (Note 5)                    187,174
     Prepaid insurance and other                                     158,395
                                                                 -----------


Total current assets                                               3,826,098

VESSELS, EQUIPMENT AND FIXTURES, LESS ACCUMULATED DEPRECIATION
     (Notes 2 and 6)                                               6,298,824

LAND UNDER DEVELOPMENT FOR DOCKSIDE GAMING (Note 4)                4,868,139

LONG-TERM NOTE RECEIVABLE (Note 5)                                 1,598,884

DOCKSIDE GAMING DEVELOPMENT COSTS (Note 4)                           195,506

DEFERRED DRYDOCK COSTS, NET OF AMORTIZATION (Note 2)                  11,169

OTHER ASSETS                                                          40,000
                                                                 -----------
                                                                 $16,838,620
                                                                 ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                     EUROPA CRUISES CORPORATION
                                                               AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEET

DECEMBER 31,                                                                       1999
-------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (NOTE 6)

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                     $  1,345,502
     Current maturities of long-term debt (Note 6)                                3,953,512
     Due to stockholders (Note 7)                                                   216,300
                                                                               ------------
Total current liabilities                                                         5,515,314
LONG-TERM DEBT, LESS CURRENT MATURITIES (Note 6)                                  3,237,967
OTHER LIABILITIES (Note 11(a))                                                      544,283
                                                                               ------------
Total liabilities                                                                 9,297,564
                                                                               ------------
COMMITMENTS AND CONTINGENCIES (Notes 4 and 11)

STOCKHOLDERS' EQUITY (Notes 8 and 9)
     Preferred stock, $.01 par value; shares authorized 5,000,000;
         outstanding 2,532,000 ($3,411,080 aggregate liquidation preference)         25,320
     Common stock, $.001 par value - shares authorized
         50,000,000; issued 33,017,866; outstanding 28,017,866                       33,018
     Additional paid-in capital                                                  26,681,051
     Unearned ESOP shares                                                        (5,586,564)
     Deficit                                                                    (13,421,613)
     Treasury stock, at cost, 1,250,000 shares                                     (190,156)
                                                                               ------------
Total stockholders' equity                                                        7,541,056
                                                                               ------------
                                                                               $ 16,838,620
                                                                               ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                     EUROPA CRUISES CORPORATION
                                                               AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS




YEARS ENDED DECEMBER 31,                                   1999             1998
-----------------------------------------------------------------------------------
REVENUES

     Gaming revenue                                    $  4,604,291    $ 13,092,182
     Charter fees                                         2,312,142         406,000
     Passenger fares                                      1,038,086       2,260,960
     Food and beverage                                      365,891         865,356
     Other                                                   97,978         178,052
                                                       ------------    ------------
                                                          8,418,388      16,802,550
                                                       ------------    ------------

COSTS AND EXPENSES

     Vessel operating                                     5,950,010      11,999,487
     Administrative and general                           1,518,602       2,510,943
     Advertising and promotion                              122,336         634,032
     Depreciation and amortization (Note 2)               1,937,290       2,035,936
     Provision for sales taxes (Note 11)                    200,000       1,400,000
     Interest, net (Note 6)                                 826,002         878,107
     Other operating (Note 13)                              390,567         307,716
                                                       ------------    ------------
                                                         10,944,807      19,766,221
                                                       ------------    ------------
Net gain on sale of vessels (Note 5)                      1,626,910              --
                                                       ------------    ------------
NET LOSS                                                   (899,509)     (2,963,671)

PREFERRED STOCK DIVIDENDS                                  (172,960)       (195,623)
                                                       ------------    ------------
NET LOSS APPLICABLE TO COMMON STOCK                    $ (1,072,469)   $ (3,159,294)
                                                       ============    ============

PER SHARE AMOUNTS

     Net loss per common share, basic and diluted      $       (.04)   $       (.14)
                                                       ============    ============
Weighted average number of common shares outstanding     25,487,502      23,320,053
                                                       ============    ============



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                    EUROPA CRUISES CORPORATION
                                                              AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                               (NOTES 8 AND 9)


                                                                       ADDITIONAL
                                           PREFERRED        COMMON        PAID-IN        UNEARNED
                                               STOCK         STOCK        CAPITAL     ESOP SHARES
           --------------------------------------------------------------------------------------------

Balance, December 31, 1997                    28,080          28,538     25,429,314      (6,336,564)

ESOP compensation                                 --              --       (219,103)        375,000

Preferred stock dividends                         --             221        142,424              --

Conversion of preferred to common             (1,160)            116          1,044              --

Net loss for the year                             --              --             --              --
                                          ----------         -------     ----------     -----------

Balance, December 31, 1998                    26,920          28,875     25,353,679      (5,961,564)

ESOP compensation                                 --              --       (245,625)        375,000

Preferred stock dividends                         --             281        116,462              --

Conversion of preferred to common             (1,600)            160          1,440              --

Issuance of common stock for cash                 --           1,613         724,200             --

Issuance of common stock for services             --             339        132,645              --

Conversion of debt to common stock                --           1,750        598,250              --

Net loss for the year                             --              --             --              --
                                          ----------         -------     ----------     -----------

Balance, December 31, 1999              $     25,320    $     33,018   $ 26,681,051    $ (5,586,564)
                                          ==========         =======     ==========     ===========



                                                          TREASURY
                                          (DEFICIT)          STOCK            TOTAL
           -----------------------------------------------------------------------------------------------

Balance, December 31, 1997                 (9,189,850)       (190,156)      9,769,362

ESOP compensation                                  --              --         155,897

Preferred stock dividends                    (195,623)             --         (52,978)

Conversion of preferred to common                  --              --              --

Net loss for the year                      (2,963,671)             --      (2,963,671)
                                         -------------   -------------   ------------
Balance, December 31, 1998               $(12,349,144)   $   (190,156)   $  6,908,610

ESOP compensation                                  --              --         129,375

Preferred stock dividends                    (172,960)             --         (56,217)

Conversion of preferred to common                  --              --              --

Issuance of common stock for cash                  --              --         725,813

Issuance of common stock for services              --              --         132,984

Conversion of debt to common stock                 --              --         600,000

Net loss for the year                        (899,509)             --        (899,509)
                                         -------------   -------------   ------------
Balance, December 31, 1999               $(13,421,613)   $   (190,156)      7,541,056
                                         =============   =============   ============



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                     EUROPA CRUISES CORPORATION
                                                               AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                      (NOTE 12)


YEARS ENDED DECEMBER 31,                                                             1999          1998
-----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net loss                                                                   $  (899,509)   $(2,963,671)
                                                                                 ----------     ----------

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
         Provision for sales taxes                                                  200,000      1,400,000
         Depreciation and amortization                                            1,937,290      2,035,936
         ESOP provision                                                             129,375        155,897
         Net gain on sale of vessels                                             (1,626,910)            --
         Commission accrued on sale of vessel                                      (139,500)            --
         Consulting services paid with common stock                                 132,984             --
     (Increase) decrease in:
         Accounts receivable                                                        (11,404)       139,391
         Prepaid insurance and other                                                154,876         43,404
     (Decrease) increase in:
         Accounts payable and accrued expenses                                     (847,630)     1,059,212
         Unearned cruise revenues                                                   (31,595)       (14,482)
         Other liabilities                                                          144,283             --
                                                                                 ----------     ----------
Total adjustments                                                                    41,769      4,819,358
                                                                                 ----------     ----------
Cash (used in) provided by operating activities                                    (857,740)     1,855,687
                                                                                 ----------     ----------

INVESTING ACTIVITIES
     Proceeds from sale of vessels                                                1,741,500             --
     Purchase of property and equipment                                             (93,136)      (142,730)
     Increase in deferred drydock costs                                                  --       (546,190)
     Land under development and dockside gaming costs                                    --        (10,632)
                                                                                 ----------     ----------
Cash provided by (used in) investing activities                                   1,648,364       (699,552)
                                                                                 ----------     ----------

FINANCING ACTIVITIES
     Repayment of long-term debt                                                 (1,668,101)    (1,231,518)
     Preferred stock dividends                                                      (56,217)       (52,978)
     Advances from stockholders                                                          --        516,300
     Proceeds from issuance of common stock for cash                                725,813             --
                                                                                 ----------     ----------
Cash (used in) financing activities                                                (998,505)      (768,196)
                                                                                 ----------     ----------
Net increase (decrease) in cash and cash equivalents                               (207,881)       387,939
Cash and cash equivalents, beginning of year                                        625,926        237,987
                                                                                 ----------     ----------
Cash and cash equivalents, end of year                                          $   418,045    $   625,926
                                                                                 ==========     ==========






SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                    EUROPA CRUISES CORPORATION
                                                              AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.      SUMMARY OF SIGNIFICANT     ORGANIZATION AND BUSINESS
        ACCOUNTING
        POLICIES                   Europa Cruises Corporation and Subsidiaries
                                   (the Company) principally owns, operates and promotes cruise vessels offering day and evening cruises in the State of Florida. The
                                   Company's cruises include a variety of
                                   shipboard activities such as dining, casino operations, sightseeing, live music and other entertainment.

                                   In December 1999, the Company sold two of its four cruise vessels. The Company may operate the remaining vessels or alternatively may seek to charter or sell one or more of them.

                                   The Company's land and dockside gaming
                                   development costs are held for planned future operations.

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

                                                    EUROPA CRUISES CORPORATION
                                                              AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                                   CASINO REVENUE AND PROMOTIONAL ALLOWANCES

                                   Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Revenue does not include the retail amount of fares, food, and beverage provided gratuitously to customers, which was $1,382,761 in 1999 and $3,652,100 in 1998.

                                   PASSENGER FARE REVENUE AND UNEARNED CRUISE
                                   REVENUES

                                   Unearned cruise revenues, which represent customer cruise deposits, are included in the consolidated balance sheet when received and are recognized as passenger fare or food revenue upon completion of the voyage.

                                   LAND HELD FOR DEVELOPMENT

                                   Land held for development of a dockside
                                   casino is carried at lower of cost or market, which at December 31, 1999 was at cost. Costs directly related to site development such as licensing and permits, engineering and other costs are capitalized to the land.

                                                    EUROPA CRUISES CORPORATION
                                                              AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                                                    EUROPA CRUISES CORPORATION
                                                              AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

                                   SEGMENT INFORMATION

                                   Operating segments are components of a
                                   company about which separate financial
                                   information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                                                    EUROPA CRUISES CORPORATION
                                                              AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                   The Company currently operates solely in one line of business, short-term cruises. Included in total assets, is $5,063,645 (30% of total assets) of land and dockside gaming development costs which relate to planned future operations.

                                   RECENT ACCOUNTING PRONOUNCEMENTS

                                   In June 1998, the Financial Accounting
                                   Standards Board issued SFAS No. 133,
                                   "Accounting for Derivative Instruments and
                                   Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of
                                   (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in operations in the period of change. SFAS No. 133 as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

                                   Historically, except for certain bank loan agreements, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to affect its consolidated financial statements.

                                                    EUROPA CRUISES CORPORATION
                                                              AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



2.      VESSELS, EQUIPMENT AND     Vessels, equipment and fixtures consist
        FIXTURES, AND DEFERRED     of the following:
        DRYDOCK COSTS

                                  DECEMBER 31,                                                             1999
                                  --------------------------------------------------------------------------------
                                  Vessels                                                     $       7,960,213
                                  Vessel improvements                                                   696,282
                                  Gaming equipment                                                    1,394,771
                                  Office and vessel equipment                                           661,280
                                  Furniture, fixtures and other                                         226,146
                                  Leasehold improvements                                                505,905
                                  --------------------------------------------------------------------------------

                                                                                                     11,444,597
                                  Less accumulated depreciation                                      (5,145,773)

                                  --------------------------------------------------------------------------------

                                                                                              $       6,298,824

                                  --------------------------------------------------------------------------------

                                  Deferred drydock costs consist of the following:
                                  --------------------------------------------------------------------------------


                                  Deferred drydock costs                                      $         111,191
                                  Less accumulated amortization                                        (100,022)
                                  --------------------------------------------------------------------------------

                                                                                              $          11,169
                                  ================================================================================


3.      INVESTMENT IN AND         On December 31, 1990, the Company rescinded a
        ADVANCES TO               transaction in which it had previously sold
        AFFILIATE                 its twenty percent ownership interest in Marne
                                  (Delaware), Inc.(Marne) by reacquiring its investment and a $340,000 note receivable in exchange for $541,620 of promissory notes payable to a principal stockholder and a former officer of the Company.

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

4.      LAND UNDER DEVELOPMENT     The Company through its two wholly-owned
        FOR DOCKSIDE GAMING        subsidiaries, Casino World, Inc. (CWI)
        AND DOCKSIDE GAMING        and Mississippi Gaming Corporation (MGC)
        DEVELOPMENT/COSTS          owns or has options to purchase a total of
                                   404.5 acres of unimproved land in
                                   Diamondhead, Mississippi which was granted site approval by the Mississippi Gaming
                                   Commission in June, 1995. The ownership and operation of a gaming business in Mississippi are subject to numerous risks and uncertainties including but not limited to the availability of financing, licensing, and the receipt of permits from various federal, state and local agencies. Litigation brought by environmental groups, neighbors, and competitors may delay regulatory approvals and the issuance of permits necessary for the construction of a casino at the Company's proposed gaming operations in Mississippi.
                                   This site approval is land specific, and therefore, the cost associated with obtaining this site approval has been capitalized to the cost of the land. On February 1, 1996, MGC entered into a lease agreement with the Hancock County Port and Harbor Commission to lease the tidelands under which the casino barges will be moored and the area under the pier from the hotel to the casinos. The lease incorporated the Memorandum of Understanding between the Mississippi Secretary of State and the Hancock County Port and Harbor
                                   Commission dated November 19, 1995, which transferred management and control of the subject tidelands to the Port and Harbor
                                   Commission and required a signing of a tenant lease within one year of signing and commencement of casino operations within three years of the signing of the memorandum.

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

                                   There are no assurances that the necessary regulatory approvals can be obtained or that financing will be available. At December 31, 1999, the Company does not have the financial resources to develop its proposed Mississippi dockside gaming facility. Accordingly, there are no assurances that the development will be successfully completed.

                                   Dockside gaming development costs consist of the following:

                                  December 31,                                                             1999
                                  --------------------------------------------------------------------------------
                                  Licenses                                                    $          77,000
                                  Engineering and costs associated with permitting                      118,506
                                  --------------------------------------------------------------------------------
                                                                                              $         195,506
                                  ================================================================================

                                                    EUROPA CRUISES CORPORATION
                                                              AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

5.      NOTE RECEIVABLE AND SALE   In December 1999, the Company sold two of its
        OF VESSELS                 four cruise vessels for aggregate
                                   consideration of $6,450,000 consisting of cash of $1,800,000, accounts receivable of $2,863,943 (collected in 2000) and an approximate $1,800,000 note receivable evidencing agreement by the buyer to pay, secured by an irrevocable letter of credit, the Company's $1,800,000 finance company term loan (Note 6). Commissions of $198,000 were incurred by the Company in connection with sale of the vessels.

                                   The Company realized a net gain of $1,626,910 from the sale of the vessels.

6.      LONG-TERM DEBT             At December 31, 1999, long-term debt
                                   consists of:

                                                                                                           1999
                                  --------------------------------------------------------------------------------
                                  Bank term loan, interest payable monthly through June
                                  2000, at 10.75%, collateralized by accounts receivable,
                                  two vessels, equipment and fixtures. (a)                    $       2,600,364

                                  Finance company term loan, principal and interest
                                  payable $30,360 monthly through January 2001, including
                                  interest at 10.5% with a balloon payment due of
                                  $1,442,000, such payments assumed by the  buyer of a
                                  vessel. (Note 5).                                                   1,800,662

                                  State of Florida Sales Tax Closing Agreement, payable
                                  $20,952 monthly through June 2004. With interest
                                  charged at 6% per annum  beginning June 2000 and payable
                                  at maturity, less unamortized discount based  on an
                                  imputed interest rate of 10% of $415,995.                           1,147,879

                                                    EUROPA CRUISES CORPORATION
                                                              AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




                                  State of Florida Sales Tax Closing Agreement, payable
                                  $50,000 monthly through January 2002, with an earlier
                                  $800,000 balloon payment upon future sale of a vessel,
                                  $250,000 guaranteed by two members of the Company's
                                  Board of Directors.                                                 1,250,000

                                  Capital lease obligation on gaming equipment, payable
                                  $25,000 monthly to April 2000, including interest at 9%
                                  ($148,193 past due).                                                  248,193

                                  9% note payable, principal and interest payable
                                  $4,827 monthly with a final balloon payment due
                                  November 2000, collateralized by 400,000 escrowed
                                  shares of the Company's common stock.                                 144,381
                                  --------------------------------------------------------------------------------
                                  Total                                                               7,191,479

                                  Less current maturities                                            (3,953,512)
                                  --------------------------------------------------------------------------------
                                                                                              $       3,237,967
                                  ================================================================================


                                   a) As of December 31, 1999, the Company was not in compliance with the cash flow and tangible net worth covenants required under the terms of its bank loan agreement, for which a waiver has been obtained through June 30, 2000. The loan matures June 30, 2000.

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

                                                    EUROPA CRUISES CORPORATION
                                                              AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                   The Company's cash flow during 1999 was
                                   sufficient to sustain its operations and the Company believes it will continue to be so. The Company however, may be unable to meet any unusual or unanticipated cash requirements should they arise during 2000, except through the sale of stock or borrowing.

                                   At December 31, 1999, annual maturities of long-term debt are as follows:

                                  YEAR ENDING DECEMBER 31                                                AMOUNT
                                  --------------------------------------------------------------------------------
                                      2000                                                    $       3,953,512
                                      2001                                                            2,403,971
                                      2002                                                              259,246
                                      2003                                                              229,858
                                      2004                                                              344,892
                                      Thereafter                                                             --
                                  --------------------------------------------------------------------------------
                                                                                              $       7,191,479
                                  ================================================================================


                                   Interest expense consists of:

                                                                                       1999                1998
                                  --------------------------------------------------------------------------------
                                  Interest expense and fees                 $       828,792    $        897,145

                                  Less interest income                               (2,790)            (19,038)
                                  --------------------------------------------------------------------------------

                                  Interest expense (net)                    $       826,002    $        878,107
                                  ================================================================================


7.      RELATED PARTY              As of December 31, 1999, the Company is
        TRANSACTIONS               indebted in the amount of $216,300 on a
                                   non-interest bearing unsecured demand loan from an officer.

                                                    EUROPA CRUISES CORPORATION
                                                              AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



8.      STOCKHOLDERS'              At December 31, 1999, the Company had a
        EQUITY                     stock option plan and non-plan  options,
                                   which are described below. The Company
                                   applies APB Opinion 25. "ACCOUNTING FOR STOCK
                                   ISSUED TO EMPLOYEES," and related
                                   Interpretations in accounting for employee stock options. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

                                   On December 19, 1988, the Company adopted a stock option plan (the "Plan") for its officers and management personnel under which options could be granted to purchase up to 1,000,000 shares of the Company's common stock. Accordingly, the Company reserved for issuance 1,000,000 shares under the Plan. The option price may not be less than 100% of the market value of the shares on the date of the grant and expire within ten years from the date of grant. As of December 31, 1999, approximately 865,000 shares remain available under the Plan and 310,000 options are outstanding.

                                   In July 1999, the Company granted five year fixed non-plan stock options at an exercise price of $1.00 that expire in July 2004. The options were granted as follows:

                                        Immediately exercisable options to
                                        acquire 25,000 shares of common stock to a Director of Casino World, Inc. and Mississippi Gaming Corporation.

                                        Immediately exercisable options to
                                        acquire 50,000 shares of common stock to the Chief Financial Officer.

                                   In March 1998, the Company granted five year fixed non-plan stock options at an exercise price of $1.00 that expire in March 2003. The options were granted as follows:

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

                                      FASB Statement 123, ACCOUNTING FOR
                                      STOCK-BASED COMPENSATION, requires the
                                      Company to provide pro forma information regarding net loss and net loss per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each employee stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998: expected life of 5 years, no dividend yield percent, expected volatility of 45.80% and 46.10% in 1999 and 1998 and risk-free interest rate of 5.73% and 5.47% in 1999 and 1998, respectively.

                                   Under the accounting provisions of FASB
                                   Statement 123, the Company's net loss and net loss per share would have been as follows:

                                                                                          1999               1998
                                  ---------------------------------------------------------------------------------
                                  Net loss
                                  Applicable to           As Reported             $   (1,072,469)  $     (3,159,294)
                                  Common Stock            Proforma                    (1,085,969)        (3,354,294)

                                  Earning per             As Reported             $         (.04)  $           (.14)
                                  common share            Proforma                $         (.04)  $           (.14)

                                                    EUROPA CRUISES CORPORATION
                                                              AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                   A summary of status of the Company's fixed
                                   Plan and non-plan options as of the December
                                   31, 1999 and 1998, and changes during the years ended on those dates is presented below:


                                                                      DECEMBER 31, 1999          DECEMBER 31, 1998
                                                                  -------------------------- --------------------------
                                                                                  WEIGHTED-                  WEIGHTED-
                                                                                    AVERAGE                    AVERAGE
                                                                                   EXERCISE                   EXERCISE
                                                                       SHARES         PRICE       SHARES         PRICE
                                  ---------------------------------------------------------------------------------------
                                  Outstanding at beginning of
                                  year                              2,910,000  $        .97    3,100,000  $        .95
                                  Granted                              75,000          1.00      960,000          1.00
                                  Exercised                                --            --           --            --
                                  Forfeited                          (400,000)        (1.69)  (1,150,000)        (1.06)
                                  ---------------------------------------------------------------------------------------

                                  Outstanding at end of year        2,585,000  $        .85    2,910,000  $        .97
                                  ---------------------------------------------------------------------------------------

                                  Options exercisable at
                                  year-end                          2,585,000            --    2,910,000            --
                                  Weighted-average fair value
                                  of options granted during the
                                  year                                     --  $        .18           --  $        .33
                                  =======================================================================================

                                   The following table summarizes information about stock options outstanding at December 31, 1999:


                                                  OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                 -----------------------------------------------------  ------------------------------
                                                                 WEIGHTED-
                                                        NUMBER     AVERAGE    WEIGHTED-         NUMBER    WEIGHTED-
                                 RANGE OF          OUTSTANDING   REMAINING      AVERAGE    EXERCISABLE      AVERAGE
                                 EXERCISE                   AT CONTRACTUAL     EXERCISE             AT     EXERCISE
                                 PRICES               12/31/99        LIFE        PRICE       12/31/99        PRICE
                                 -------------------------------------------------------------------------------------
                                 $.75 - $1.00        2,585,000         2.2        $ .85      2,585,000        $ .85
                                 =====================================================================================


                                   On June 14, 1993, the Company issued to
                                   AustroInvest International Inc. 926,000
                                   shares of $.01 par value Series S Voting, Non-Convertible, Redeemable Preferred Stock in exchange for proceeds of $1,000,080. Cumulative three percent per annum dividends are payable quarterly. These shares may be redeemed at the option of the Company at $1.08 per share plus 1.08 cents per share for each quarter that such shares are outstanding and have a $1.08 per share preference in involuntary liquidation.

                                                    EUROPA CRUISES CORPORATION
                                                              AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

                                   In March 1994, the Company offered, pursuant to Regulation S, one million units at $5.50 per unit, each unit consisting of one share of the Company's $.001 par value common stock and two shares of the Company's Series S-PIK Junior, cumulative, convertible, non-redeemable, non-voting $.01 par value preferred stock. Each share of Series S-PIK preferred stock is convertible into one share of the Company's voting common stock, at any time after February 15, 1995. During 1999 and 1998, 160,000 and 116,000 of these shares were converted to 160,000 and 116,000 common shares respectively. The Series S-PIK preferred stock ranks junior to the Series S and Series S-NR preferred shares as to the distribution of assets upon liquidation, dissolution or winding up of the Company. Upon liquidation of the Company, the S-PIK preferred stock will have a liquidation preference of $2.00 per share. A cumulative quarterly dividend of $0.04 per share is payable on the Series S-PIK preferred stock. During 1999, the Company paid $116,743 of the total preferred dividend of $172,960 with 281,245 shares of its common stock. During 1998, the Company paid $142,645 of the total preferred dividend of $195,623 with 220,471 shares of its common stock.

                                   In connection with a refinancing in 1996, the Company granted to First Union National Bank of Florida five year warrants to purchase an aggregate 200,000 shares of the Company's common stock at $2 per share.

                                                    EUROPA CRUISES CORPORATION
                                                              AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



                                   During 1999, the Company issued 1,612,917 shares of Common Stock in exchange for cash of approximately $725,813, 1,750,000 shares of common stock as repayment for $600,000 of debt and 338,695 shares of common stock in exchange for approximately $132,984 in services.

9.      EMPLOYEE STOCK OWNERSHIP   On August 18, 1994, the Company established
        PLAN                       the Europa Cruises Corporation Employee
                                   Stock Ownership Plan (ESOP). The ESOP, which is intended to be a qualified retirement plan under provisions of Section 401(a) of the Internal Revenue Code and an employee stock ownership plan pursuant to Section 4975(3)(7) of the Internal Revenue Code, was established primarily to invest in stock of the Company.
                                   All employees as of December 31, 1994 and subsequent new employees having completed one year of service are eligible to participate in the ESOP. The Company also established a trust called Europa Cruises Corporation
                                   Employee Stock Ownership Plan Trust Agreement to serve as the funding vehicle for the ESOP.
                                   On August 21, 1994, the Company loaned
                                   $4,275,000 to the ESOP in exchange for a ten-year promissory note bearing interest at eight percent per annum. On August 24, 1994, the ESOP purchased 2,880,000 shares of the Company's common stock with the proceeds of the loan. On August 25, 1994, the Company loaned an additional $3,180,000 to the ESOP in exchange for a ten year promissory note bearing interest at eight percent per annum.
                                   On August 26, 1994, the ESOP purchased an additional 2,120,000 shares of the Company's common stock with the proceeds of the loan.
                                   The shares of common stock are pledged to the Company as security for the loans. The promissory notes are payable from the proceeds of annual contributions made by the Company to the ESOP. In 1995 the Company extended the maturity of the loans to twenty years.

                                                    EUROPA CRUISES CORPORATION
                                                              AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                                   At December 31, 1999, 1,250,000 shares have been legally released of which, 1,000,000 have been allocated to participants accounts. The remaining 250,000 are in the process of being allocated to participants' accounts in 2000. At December 31, 1999, 3,750,000 shares with a fair market value of $1,950,000 are unearned.

10.     INCOME TAXES               At December 31, 1999, the Company had net
                                   operating loss carry-forwards for income taxes of approximately $17.8 million which expire through 2019. Changes in ownership of greater than fifty percent which occurred as a result of the Company's issuances of common and preferred stock may result in a substantial annual limitation of approximately $1,500,000 being imposed upon the future utilization of approximately $7.9 million of the net operating losses for tax purposes.

                                   Deferred income taxes are comprised of the following at December 31, 1999:

                                                                                                           1999
                                  --------------------------------------------------------------------------------
                                  Depreciation                                                $       3,150,000
                                  --------------------------------------------------------------------------------
                                  Gross deferred tax liability                                        3,150,000
                                  --------------------------------------------------------------------------------
                                  Deferred Dry Docks                                                    108,000
                                  --------------------------------------------------------------------------------
                                  Loss carry forwards                                                 5,380,000
                                  --------------------------------------------------------------------------------
                                  Other                                                                 146,000
                                  --------------------------------------------------------------------------------
                                  Gross deferred tax asset                                            5,634,000
                                  --------------------------------------------------------------------------------
                                  Deferred tax asset valuation allowance                              2,484,000
                                  --------------------------------------------------------------------------------
                                  Net deferred tax asset                                      $              --
                                  ================================================================================

                                                    EUROPA CRUISES CORPORATION
                                                              AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



                                   Realization of any portion of the Company's deferred tax asset at December 31, 1999 is not considered to be more likely than not and, accordingly, a $2,484,000 valuation allowance has been provided.

11.     COMMITMENTS                (A)      LEASES
        AND
        CONTINGENCIES              The Company leases certain port facilities,
                                   sales and office space and office equipment under lease agreements which expire through 2003. The leases generally contain renewal options and require that the Company pay for utilities, insurance, property taxes, rental expense and maintenance. The Company currently leases office space and dockage in Florida and in Diamondhead, Mississippi.
                                   Rental expense, which is primarily based on a per passenger basis, aggregated approximately
                                   $484,000 and $697,000 in 1999 and 1998,
                                   respectively.

                                   Minimum rental obligations under all
                                   noncancellable operating leases with terms of one year or more as of December 31, 1999, are as follows:

                                  YEAR ENDING DECEMBER 31,                                               AMOUNT
                                  --------------------------------------------------------------------------------
                                      2000                                                    $         629,000
                                      2001                                                              629,000
                                      2002                                                              372,000
                                      2003                                                              212,000
                                  --------------------------------------------------------------------------------
                                                                                              $       1,842,000
                                  ================================================================================


                                   Through December 31, 1993, the Company leased a vessel (the EuropaJet) under a bareboat charterparty agreement with Sea Lane Bahamas (Marne), an entity in which the Company previously owned a twenty percent interest. As a result of continued unprofitable operations of the EuropaJet during the first quarter of 1993, the Company negotiated a

                                                    EUROPA CRUISES CORPORATION
                                                              AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



                                   lease settlement with Marne, whereby, the lease was terminated as of December 31, 1993 in exchange for payment of outstanding lease charges of $888,000, paid as of December 31, 1995.

                                   The Company's liability, for alleged damages arising out of the condition of the EuropaJet upon its redelivery is in dispute. The lessor claims the liability for damages to the EuropaJet under the charterparty agreement is in excess of $1 million. The Company and the lessor were unable to settle this dispute with respect to the condition of the EuropaJet when it was redelivered, and the amount of the Company's remaining obligation will be determined in arbitration, subject to pending settlement negotiations. During 1995, the EuropaJet sank off the coast of Florida in a hurricane. The Company has previously accrued approximately $400,000 in anticipated settlement. Based upon the report of an independent surveyor, the Company believes that its ultimate liability, with respect to this matter will be immaterial to its consolidated financial condition.

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

                                   HUBBARD ENTERPRISES, INC. V. EUROPASKY
                                   CORPORATION (Circuit Court for Pinellas
                                   County, Florida, Case No. 99-003715)

                                   On or about May 28, 1999, Hubbard
                                   Enterprises, Inc., the landlord for the
                                   Madeira Beach port, filed a Complaint for Declaratory Relief and damages against EuropaSky Corporation (a wholly-owned subsidiary of the Company) claiming that the Company is required to pay a rental fee for both paying and non-paying passengers as opposed to only paying passengers. On or about June 22, 1999, the Company filed an Answer denying the contention. In addition, the Company filed a Counterclaim for tortuous interference in business relations and/or contractual relations and breach of contract. The Company alleges, among other things, that Hubbard's interfered with the sale of the Madeira Beach operation which was then-scheduled to close on May 10, 1999. The Company is seeking compensatory and punitive damages. On or about January 13, 2000, the

                                                    EUROPA CRUISES CORPORATION
                                                              AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                   Company filed a Motion for Summary Judgement requesting that the Court rule in favor of the Company with respect to Hubbard's Complaint for Declaratory Relief. On February 15, 2000, Lester Bullock, the former President of the Company, who had been removed as President of the Company in February 1998, signed an Affidavit in support of Hubbard's Opposition to the Company's Motion for Summary Judgment. Nevertheless, on March 7, 2000, the Court granted the Company's Motion and adopted the proposed Findings of Fact submitted by the Company. On March 31, 2000, Hubbard appealed the Court's decision in favor of the Company. The Company intends to pursue its claims against Hubbard.

                                   ELLIS V. EUROPASKY CORPORATION AND EUROPA
                                   CRUISES CORPORATION

                                   (United States District Court for the Middle district of Florida, Case Number 00-410-CIV-T-17B). On February 29, 2000, Anne
                                   Ellis filed a Complaint in the United States
                                   District Court against EuropaSky Corporation and Europa Cruises Corporation seeking compensatory and punitive damages, attorneys fees and injunctive relief under the Florida Civil Rights Act and Title VII of the Civil Rights Act of 1964, alleging, INTER ALIA, sexual harassment, discrimination and retaliation. Ms. Ellis was, at the time of the alleged acts, a dealer and the fiance of the adopted son of Lester Bullock, the former President of the Company. The Company intends to vigorously defend this action, the ultimate outcome of which cannot be reasonably estimated.

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

                                   On or about January 31, 1995, the Galveston
                                   Independent School District filed a Petition in the District Court of Galveston County,

                                                    EUROPA CRUISES CORPORATION
                                                              AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

                                   (d)     SALES AND USE TAXES

                                   From January through April of 1999, the
                                   Florida Department of Revenue (DOR) issued to the Company Notices of Intent to make Sales and Use Tax Audit Changes for the period of July 1, 1994 through March 31, 1998. The proposed audit changes, including penalties and interest totaled approximately $3.3 million. The DOR sought to assess tax on passenger fares, food and beverage service, fixed asset purchases, repairs and other items.

                                   In June 1999, the Company settled the Sales
                                   Tax assessment with the Florida Department of Revenue. Under the terms of the settlement the Company is to make payments of $50,000 per month for 32 months. During 1999 and 1998, the Company recorded an aggregate $1,600,000 expense in connection with the settlement. Under the settlement terms, in the event that the Company should sell one of its two remaining vessels, an accelerated payment of $800,000 would be then paid to the Department.

                                                    EUROPA CRUISES CORPORATION
                                                              AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



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

                                                    EUROPA CRUISES CORPORATION
                                                              AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



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

12.     SUPPLEMENTAL CASH FLOW     Supplemental schedules of interest paid are
        INFORMATION                as follows:


                                                                                             1999             1998
                                  ----------------------------------------------------------------------------------
                                  Cash paid for interest                          $       686,000   $      866,500

                                                    EUROPA CRUISES CORPORATION
                                                              AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                  Non-cash transactions are as follows:

                                                                                             1999             1998
                                  ----------------------------------------------------------------------------------
                                  Accounts and note receivable from
                                      sale of vessel                              $     4,650,000     $         --

                                  Preferred stock dividends paid with
                                      shares of common stock                              116,743          142,645

                                  Sales tax provision                                     200,000        1,400,000

                                  Issuance of common stock upon
                                      conversion of debt                                  600,000               --


13. OTHER OPERATING COSTS         Other operating costs consist of the
                                  following:


                                                                                           1999              1998
                                  ----------------------------------------------------------------------------------
                                  Annual meeting and proxy expenses             $        28,602    $       61,588
                                  ESOP provision                                        129,375           155,897
                                  Other                                                 232,590            90,231
                                  ----------------------------------------------------------------------------------

                                                                                $       390,567    $      307,716
                                  ==================================================================================


14.     FAIR VALUE OF FINANCIAL    Statement of Financial Accounting Standards
        INSTRUMENTS                ("SFAS") No. 107 requires estimated fair
                                   value amounts to be determined by the
                                   Company's management using available market information and other valuation methods.
                                   However, considerable judgement is required to interpret market data in developing the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts. Furthermore, the Company does not intend to dispose of a significant portion of its financial instruments.

                                   The Company's financial instruments consist principally of cash and cash equivalents, accounts and notes receivable and long-term debt. The carrying amounts of such financial instruments approximated fair value at December 31, 1999.