Form 10QSB
period 2000-03-31
EUROPA CRUISES CORP
filed 2000-05-22
CIK 844887

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: Number of Shares Outstanding at April 30, 2000: 28,638,802.

                                TABLE OF CONTENTS

                          PART 1: FINANCIAL INFORMATION


ITEM 1:   FINANCIAL STATEMENTS

          Consolidated Statements of Operations for the Three
          Months Ended March 31, 2000 and March 31, 1999...................................     4

          Consolidated Balance Sheet as of March 31, 2000 .................................   5-6

          Consolidated Statements of Cash Flows for the Three Months Ended
          March 31, 2000 and March 31, 1999  ..............................................   7-8

          Notes to Consolidated Financial Statements ......................................     9

ITEM 2:   MANANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS

          Results of Operations for the Three Months
          ended March 31, 2000 ............................................................ 10-13

                           PART II: OTHER INFORMATION

ITEM 1    Legal Proceedings ...............................................................    14

ITEM 4    Submission of Matters to a Vote of Security Holders .............................    14

ITEM 6    Exhibits and Reports on Form 8-K.................................................    14

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form-10QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form-10KSB for the year ended December 31, 1999. These interim results of operations are not necessarily indicative of results for the entire year.

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               THREE MONTHS ENDED MARCH 31*
                                             -------------------------------

                                                 2000                1999
                                             ------------       ------------
Revenues:

Gaming Revenue                               $    578,860       $  2,366,745

Passenger Fares                                    86,564            515,032

Food and Beverage                                  40,750            161,860

Charter Revenue                                        --            396,887

Other                                               2,774             12,490
                                             ------------       ------------

                                             $    708,948       $  3,453,014
                                             ------------       ------------

Costs and Expenses:

Vessel Operating                                  753,665          2,290,948

Administrative and General                        272,505            464,053

Advertising and Promotion                          12,397             42,598

Depreciation and Amortization                     257,667            476,614

Interest, Net                                      92,946            181,247

Other Operating (Note 1)                           75,869             61,431
                                             ------------       ------------

                                                1,465,049          3,516,891
                                             ------------       ------------

Net (Loss)                                       (756,101)           (63,877)

Preferred Stock Dividends                         (43,240)           (45,005)
                                             ------------       ------------

Net (Loss) Applicable to
Common Stock                                 $   (799,341)      $   (108,882)
                                             ------------       ------------

(Loss) Per Share,
Basic and Diluted                            $       (.03)      $      (.004)
                                             ------------       ------------

Weighted Average Number of
Common Shares Outstanding                      25,556,396         24,368,666
                                             ------------       ------------

*Note: The M/V Europa Sun was chartered as of March 1, 1999 until its' sale in December 1999. The M/V Europa Star ceased operating July 25, 1999.

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS

                                                           MARCH  31, 2000
                                                           ---------------

Current Assets:

Cash and Cash Equivalents                                    $ 1,508,647

Accounts Receivable                                              220,870

Current Maturity of Note Receivable                              190,463

Prepaid Insurance and Other                                       93,993
                                                             -----------

Total Current Assets                                           2,013,973

Vessels, Equipment and Fixtures,
Less Accumulated Depreciation                                  6,099,689

Land Under Development for
Dockside Gaming                                                5,063,645

Long-Term Note Receivable                                      1,551,010

Other Assets                                                       3,457
                                                             -----------

                                                             $14,731,774
                                                             -----------

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            MARCH 31, 2000
                                                            --------------

Current Liabilities:

Accounts Payable and Accrued Liabilities                     $    606,795

Current Maturities of Long-Term  Debt                           3,618,385
                                                             ------------

   Total Current Liabilities                                    4,225,180
                                                             ------------

Long-Term Debt Less Current Maturities                          3,116,115

Other Liabilities                                                 544,283
                                                             ------------

Total Liabilities                                               7,885,578
                                                             ------------

Stockholders' Equity:

Preferred stock, $.01 par value;
Shares authorized:   5,000,000
Shares outstanding:  2,532,000
Aggregate Liquidation Preference ($3,411,080)                      25,320

Common Stock, $.001 par value;
Shares Authorized:   50,000,000
Shares Issued:       33,176,302                                    33,175
Shares Outstanding:  28,238,802

Additional Paid-In-Capital:                                    26,692,250

Unearned ESOP Shares                                           (5,493,439)

Deficit                                                       (14,220,954)

Treasury Stock, at Cost,
1,250,000 Shares                                                 (190,156)
                                                             ------------

Total Stockholders' Equity                                      6,846,196
                                                             ------------

                                                             $ 14,731,774
                                                             ------------

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------

                                                   2000              1999
                                                ----------       -----------

Operating Activities:

Net  (Loss)                                     $ (756,101)      $ (63,877)

Adjustments to reconcile net (loss)
to net cash provided by (used) in
operating activities:

Depreciation and Amortization                      257,667         476,614

Release of ESOP Shares                              30,000          19,375

Expenses Paid in Shares of Common Stock                 --          75,614

Decrease (increase) in:

  Accounts Receivable                              (22,328)           (998)

  Prepaid and Other Assets                          60,964         138,047

Increase (decrease) in:

  Accounts Payable and Accrued Liabilities        (941,767)       (295,922)

  Unearned Revenues                                     --          69,655
                                                ----------       ---------

Cash provided by (used) by
Operating Activities:                           (1,371,565)        418,508
                                                ----------       ---------

Investing Activities

  Reduction in Account Receivable                2,908,527              --

  Purchases of Property and Equipment               (7,381)       (250,674)
                                                ----------       ---------

Cash Provided by (Used) in
Investing Activities                             2,901,146        (250,674)
                                                ----------       ---------

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED MARCH 31
                                                ---------------------------

                                                   2000              1999
                                                -----------       ---------

Financing Activities:

  Proceeds from issuance of common stock        $    18,000       $ 300,000

  Payment of Notes and long-term debt, net         (456,979)       (252,496)
  of refinance costs)

  Preferred stock dividends                              --         (15,000)
                                                -----------       ---------

Cash Provided by (Used) in
financing activities:                              (438,979)         32,504
                                                -----------       ---------

Net increase (decrease) in cash
and cash equivalents                              1,090,602         200,338

Cash and cash equivalents,
beginning of period                                 418,045         625,926
                                                -----------       ---------

Cash and cash equivalents,
end of period                                   $ 1,508,647       $ 826,264
                                                -----------       ---------

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

(a) Casino Revenue

Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Revenue does not include the retail amount of fares, food and beverage provided gratuitously to customers, which was $171,060 and $ 587,111 for the three months ended March 31, 2000 and 1999 respectively.

(b) Other Operating Costs

Other operating costs consist of the following:

THREE MONTHS ENDED MARCH 31                   2000                       1999
                                             ------                     ------

ESOP Provision                               30,000                     19,375
Other                                        45,869                     42,056
                                             ------                    -------
                                             75,869                     61,431
                                             ------                     ------

NOTE 2.  EARNINGS (LOSS) PER SHARE

Net earnings /(loss) per common share is based on the net income/(loss) after preferred stock dividends divided by the weighted average number of common shares outstanding during each period. Common shares outstanding includes issued shares less shares held in treasury, and un-allocated and uncommitted shares held by the ESOP trust.

The Company's potentially issuable shares of common stock pursuant to outstanding stock purchase options and warrants and convertible preferred stock are excluded from the Company's computation as their effect would be antidilutive to the Company's net (loss).

Common Shares outstanding includes:
Issued Shares                                                       33,176,302
Less: Treasury Shares                                               (1,250,000)
   Unallocated, uncommitted ESOP Shares                             (3,687,500)
                                                                    ----------
Outstanding Shares                                                  28,238,802
                                                                    ----------

NOTE 3.  MATERIAL CONTINGENCIES
No new material contingencies have arisen during the three months ended March 31, 2000 that were not reported in the Company's annual report on Form-10KSB for the year ended December 31, 1999. Additionally, no change of a material nature, has occurred with respect to any contingency which was reported therein.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH  31, 2000

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

In the opinion of the current Board of Directors, while the Company's cruise ship operations in Florida may have constituted the original and core business of the Company in the past, the return on investment simply did not justify the significant expenditures of time, resources, money and assets required or the enormous risks incurred. Given the highly competitive nature of the cruise-to-nowhere business in Florida today and the Company's lack of financial resources with which to expand and compete with the expensive, new, and more luxurious vessels entering the market and with better capitalized competitors, the Company's best prospect for increasing shareholder value lies with the development of the Company's Mississippi casino resort. Moreover, in the opinion of the Board, any return on investment the shareholders might realize from the operation of cruise ships, even if operated profitably, would pale in comparison to the return on investment the shareholders might realize from the development of the Diamondhead project. In 1999, given the state of the cruise-to-nowhere industry in Florida and the political climate and competition, management made significant changes in the core business of the Company and will continue to do so during the year 2000.

The operations of the Company have changed dramatically since the quarter ended March 31, 1999. The M/V Stardancer was chartered as of January 1, 1999 and the M/V Europa Sun was chartered as of March 1, 1999. The two vessels, therefore, produced only charter revenue less residual expenses beginning January 1, 1999 and March 1, 1999 respectively. In December 1999, both vessels were sold, and, therefore were not operated by the Company during the first quarter of 2000.

The M/V Europa Star ceased operations in Ft. Myers Beach on July 25, 1999, due to poor business conditions and to ready the vessel for a required drydock. The vessel did not operate in the first quarter of 2000, and, therefore, the only financial activity associated with the vessel related to the fixed carrying costs consisting of berthing, insurance, and depreciation.


REVENUES

The Company reported total revenues of $708,948 for the three months ended March 31, 2000 as compared to total revenues of $ 3,453,014 for the same period one year ago. The decrease of $2,744,066 is attributable to the non-operation by the Company of the M/V Europa Star and the December 1999 sale of the M/V Europa Sun, which had accumulated operating revenues of $1,968,535 for the same period one year ago. In addition, the decrease in revenues for the three months ended March 31, 2000, is attributable to the absence of charter revenues which totaled $396,887 for the three months ended March 31, 1999.

The only operating vessel in 2000 was the Europa Sky, which reported total revenues of $706,573 in the first quarter, as compared to $ 1,091,177 in the first quarter of 1999, a decrease of $384,604 or 35.2%. The decrease is directly proportional to the continued decrease in passenger counts. The Sky carried 15,178 passengers in the first quarter of 2000 as compared to 22,535 passengers for the same period one year ago. This amounts to a 32.6% decrease in total passengers which the Company attributes to competition, both locally and in Mississippi, and the intense marketing and promotional efforts being carried out by these competitors.


COSTS AND EXPENSES

VESSEL OPERATING EXPENSES

Vessel operating costs and expenses decreased from $2,290,948 in 1999 to $753,665 in 2000, a decrease of $1,537,283 or 67.1%. Of that decrease,
$1,207,319 was associated with the non-operations of the Sun, Star, and Stardancer. The remaining decrease is the result of managements' continuing attempt to reduce costs in all operating and administrative areas. Management cannot offer any assurances that significant decreases in costs will continue, inasmuch as the major remaining costs of the Company are fixed.

ADMINISTRATIVE AND GENERAL AND OTHER OPERATING EXPENSES

Administrative and general costs and expenses decreased from $ 464,053 in 1999 to $ 272,505 in 2000, a decrease of $ 191,548, or 41.3%. Of that decrease, only $ 54,623 was attributable to the non-operation of the M/V Europa Sun, Star, and Stardancer. The remaining decrease of $ 136,925, was realized principally through elimination of administrative positions and other salary reductions. Other operating expenses increased from $ 61,431 in 1999 to $ 75,869 in 2000.


ADVERTISING AND PROMOTION

Advertising and promotion expenses totaled $ 12,397 in 2000 as compared to $ 42,598 in 1999, a decrease of $ 30,201. The majority of the Company's expendable cash has been diverted to the payment of taxes due to the Florida Department of Revenue.


DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased from $ 476,614 in 1999 to $ 257,667 in 2000, a decrease of $ 218,947 or 45.9%. The decrease is associated with the sale of the M/V Europa Sun and the M/V Europa Stardancer in December 1999.


LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 2000, the Company was able to meet its normal operating costs and expenses from its cash flow. The Companys' cash position increased for the three months ended March 31, 2000 by $1,090,602, realized through the receipt of payments due from the sale of the Europa Sun in the prior year. Earnings before interest , taxes, depreciation and amortization, and preferred dividends, however, were a negative $ 375,488. Additionally, the Company had a working capital deficiency at March 31, 2000 in the amount of $ 2,211,207, representative of the note due First Union National Bank, all of which is a current liability on the Company's Balance Sheet.

The Company believes that it will be able to meet its normal operating costs and expenses for the remainder of the year 2000. The Company, however, may be unable to meet material, unanticipated costs should they occur.

The Company is pursuing alternative strategies including the sale and/or lease of its remaining two vessels and port rights. The Company is in active negotiations with unrelated third parties with respect to the sale of the Europa Star and with respect to the sale of one of its subsidiaries, EuropaSky Corporation. There can be no assurances that these negotiations will culminate in any transaction.

In the event the Company is successful in selling the Star and EuropaSky Corporation, the Company would focus its small, remaining staff and resources on development of its 404 acre site in Diamondhead, Mississippi.


BANK FINANCING

On or about September, 1999, in an effort to maintain adequate cash for operations, the Company agreed to certain new repayment terms with First Union National Bank which, at the time, held a note with an outstanding balance of $3,400,364. The former terms called for monthly installments of principal and interest at a rate of 11.35%, or approximately $103,000 and was primarily secured by first mortgages on the Europa Sky, Europa Star, and Europa Stardancer. Under the new terms, the Company pays interest only on the outstanding balance, at a rate of 10.75%, through March 2000. The new agreement required the Company to pay unwind and restructuring fees of $183,900. The cash flow and tangible net worth covenants required under the original terms of its bank loan agreement continue. As of the date of this report, First Union has agreed to extend the note to June 30, 2000. The Company has reduced the balance currently owed First Union to $2,500,364 with proceeds derived from the sale of the Sun and Stardancer.

As of March 31, 2000, the Company was not in compliance with the tangible net worth and cash flow covenants required under the continuing terms of its bank loan agreement, for which a waiver has been obtained through March 31, 2000. In the event that payment is demanded, the Company believes that the value of the underlying collateral is sufficient to refinance or extinguish the debt. The ultimate outcome of the matter could have a material adverse effect on the Company's financial position and operations.


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


YEAR 2000 COMPLIANCE

The potential for software failure due to the Year 2000 calculations is a known risk. The Company recognizes the need to ensure that its operations and services are not adversely impacted by the Year 2000 risks. The Company has been advised by its' major vendors that they are Year 2000 compliant. The Company does not anticipate any significant future costs relating to Year 2000, but continues to monitor the situation for any disruptions due to Year 2000 related issues. The Company has not had its operations or services disrupted with any Year 2000 issue and does not expect any material disruptions related to Year 2000 issues, for the current year.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
See Note 3. Material Contingencies.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27.       Financial Data Schedule

No reports on Form 8-K have been filed during the quarter ended March 31, 2000.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                              EUROPA CRUISES CORPORATION


DATE: May 22, 2000                            /s/ DEBORAH A. VITALE
                                              -----------------------
                                              By: Deborah A. Vitale
                                              President


                                              /s/ ROBERT ZIMMERMAN
                                              -----------------------
                                              By: Robert Zimmerman
                                              Chief Financial Officer