Form 10QSB
period 2000-06-30
EUROPA CRUISES CORP
filed 2000-08-17
CIK 844887

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Registrant's telephone number, including area code: 727/393-2885
                                                    ------------

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: Number of Shares Outstanding at August 11, 2000: 28,789,815.

                                TABLE OF CONTENTS


                          PART 1: FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

          Consolidated Statements of Operations for the Three
          Months Ended June 30, 2000 and June 30, 1999.....................4

          Consolidated Statements of Operations for the Six
          Months Ended June 30, 2000 and June 30, 1999.....................5

          Consolidated Balance Sheet as of June 30, 2000...................6-7

          Consolidated Statements of Cash Flows for the Six Months Ended
          June 30, 2000 and June 30, 1999 ...... ..........................8-9

          Notes to Consolidated Financial Statements.......................10-12

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Results of Operations for the Three Months
          ended June 30, 2000... ..........................................12-14

          Results of Operations for the Six Months
          ended June 30, 2000..............................................14-17

                           PART II: OTHER INFORMATION

ITEM 1    Legal Proceedings ...............................................17

ITEM 2    Submission of Matters to a Vote of Security Holders .............17

ITEM 3    Exhibits and Reports on Form 8-K.................................17

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

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED JUNE 30*
                                                    -------------------------------------
                                                        2000                     1999
                                                    ------------             ------------
Revenues:

Gaming Revenue                                      $    563,911             $  1,198,354

Passenger Fares                                           60,392                  304,983

Food and Beverage                                         31,991                  119,174

Charter Revenue                                               --                  635,661

Other                                                    168,482                   33,949
                                                    ------------             ------------

                                                    $    824,776             $  2,292,121
                                                    ------------             ------------
Costs and Expenses:

Vessel Operating                                         694,016                1,611,881

Administrative and General                               265,323                  292,170

Advertising and Promotion                                  7,211                   54,621

Depreciation and Amortization                            175,288                  464,821

Sales Tax Settlement                                          --                  200,000

Interest, Net                                             81,796                  187,979

Other Operating (Note 1(c))                               94,806                  207,038
                                                    ------------             ------------

                                                       1,318,440                3,018,510
                                                    ------------             ------------

Net (Loss)                                              (493,664)                (726,389)

Preferred Stock Dividends                                (27,240)                 (45,005)
                                                    ------------             ------------
Net (Loss) Applicable to
Common Stock                                        $   (520,904)            $   (771,394)
                                                    ------------             ------------

(Loss) Per Share,
Basic and Diluted                                   $       (.02)            $       (.03)
                                                    ------------             ------------
Weighted Average Number of
Common Shares Outstanding                             28,499,685               24,962,654
                                                    ------------             ------------

*Note: The M/V Europa Sun was chartered as of March 1, 1999 until its sale in December 1999. The M/V Europa Star ceased operating July 25, 1999.

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          SIX MONTHS ENDED JUNE 30*
                                                    ------------------------------------
                                                        2000                     1999
                                                    -----------             ------------
Revenues:

Gaming Revenue                                      $ 1,142,771             $  3,565,099

Passenger Fares                                         146,956                  820,015

Food and Beverage                                        72,741                  281,034

Charter Revenue                                              --                1,032,548

Other                                                   171,256                   46,437
                                                    -----------             ------------

                                                    $ 1,533,724             $  5,745,133
                                                    -----------             ------------
Costs and Expenses:

Vessel Operating                                      1,474,390                3,902,829

Administrative and General                              511,119                  756,223

Advertising and Promotion                                19,608                   97,219

Depreciation and Amortization                           432,955                  941,435

Sales Tax Settlement                                         --                  200,000

Interest, Net                                           174,742                  369,226

Other Operating (Note 1(c))                             170,675                  268,467
                                                    -----------             ------------

                                                      2,783,489                6,535,399
                                                    -----------             ------------

Net (Loss)                                           (1,249,765)                (790,266)

Preferred Stock Dividends                               (70,480)                 (90,010)
                                                    -----------             ------------
Net (Loss) Applicable to
Common Stock                                        $(1,320,245)            $   (880,276)
                                                    -----------             ------------
(Loss) Per Share,
Basic and Diluted                                   $      (.05)            $       (.04)
                                                    -----------             ------------
Weighted Average Number of
Common Shares Outstanding                            28,279,899               24,586,154
                                                    -----------             ------------

*Note: The M/V Europa Sun was chartered as of March 1, 1999 until its sale in December 1999. The M/V Europa Star ceased operating July 25, 1999.

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS

                                                                    JUNE 30, 2000
                                                                    -------------
Current Assets:

Cash and Cash Equivalents                                            $   692,190

Accounts Receivable                                                      187,426

Current Maturity of Note Receivable                                      195,506

Prepaid Insurance and Other                                               56,616
                                                                     -----------

Total Current Assets                                                   1,131,738

Vessels, Equipment and Fixtures,
Less Accumulated Depreciation                                          4,447,075

Assets Held for Sale                                                   1,479,890

Land Under Development for
Dockside Gaming                                                        5,063,645

Deferred Drydock Costs, Less
Accumulated Amortization                                                 200,287

Long-Term Note Receivable                                              1,500,201

Other Assets                                                               3,439
                                                                     -----------

                                                                     $13,826,275
                                                                     -----------

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                   JUNE 30, 2000
                                                                   -------------
Current Liabilities:

Accounts Payable and Accrued Liabilities                           $    599,788

Current Maturities of Long-Term  Debt                                 2,947,031

Unearned Revenue                                                         23,790
                                                                   ------------

   Total Current Liabilities                                          3,570,609
                                                                   ------------

Long-Term Debt Less Current Maturities                                3,448,932

Other Liabilities                                                       453,943
                                                                   ------------

Total Liabilities                                                     7,473,484
                                                                   ------------
Stockholders' Equity:

Preferred Stock, $.01 par value;
Shares Authorized: 5,000,000
Shares Outstanding: 2,132,000
Aggregate Liquidation Preference ($2,611,080)                            21,320

Common Stock, $.001 par value;
Shares Authorized:  50,000,000
Shares Issued:      33,576,352                                           33,576
Shares Outstanding: 28,701,352

Additional Paid-In-Capital:                                          26,630,223

Unearned ESOP Shares                                                 (5,400,314)

Deficit                                                             (14,741,858)

Treasury Stock, at Cost,
1,250,000 Shares                                                       (190,156)
                                                                   ------------

Total Stockholders' Equity                                            6,352,791
                                                                   ------------

                                                                   $ 13,826,275
                                                                   ------------

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------------
                                                          2000                   1999
                                                      -----------             ---------
Operating Activities:

Net  (Loss)                                           $(1,249,765)            $(790,266)

Adjustments to reconcile net (loss)
to net cash provided by (used) in
operating activities:

Depreciation and Amortization                             432,955               941,435

Release of ESOP Shares                                     57,500                52,500

Expenses Paid in Shares of Common Stock                        --                75,614

Decrease (increase) in:

  Accounts Receivable                                      11,116              (150,287)

  Prepaid and Other Assets                                 98,340               228,310

Increase (decrease) in:

  Accounts Payable and Accrued Liabilities               (962,014)              (45,682)

  Unearned Revenues                                        23,790               205,874

  Other Liabilities                                       (90,340)             (450,000)
                                                      -----------             ---------
Cash provided by (used) in
Operating Activities:                                  (1,678,418)               67,498
                                                      -----------             ---------
Investing Activities

  Collection of  Account Receivable                     2,954,293                    --

  Purchases of Property and Equipment                      (9,927)             (251,765)

  Deferred Costs and Other                               (200,287)               (3,441)
                                                      -----------             ---------
Cash Provided by (Used) in
Investing Activities                                    2,744,079              (255,206)
                                                      -----------             ---------

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         SIX MONTHS ENDED JUNE 30,
                                                      -------------------------------
                                                        2000                   1999
                                                      ---------             ---------
Financing Activities:

  Proceeds from issuance of common stock              $  18,000             $ 300,000

  Payment of Notes and long-term debt, net             (795,516)             (455,237)
  of refinance costs)

  Preferred stock dividends                             (14,000)              (30,000)
                                                      ---------             ---------
Cash Provided by (Used) in
financing activities:                                  (791,516)             (185,237)
                                                      ---------             ---------
Net increase (decrease) in cash
and cash equivalents                                    274,145              (372,945)

Cash and cash equivalents,
beginning of period                                     418,045               625,926
                                                      ---------             ---------
Cash and cash equivalents,
end of period                                         $ 692,190             $ 252,981
                                                      ---------             ---------

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

(a) CASINO REVENUE

Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Revenue does not include the retail amount of fares, food and beverage provided gratuitously to customers, which was $126,076 and $ 380,747 for the three months ended June 30, 2000 and 1999 respectively and $297,136 and $967,858 for the six months ended June 30, 2000 and 1999 respectively.

(b) OTHER REVENUE

In the second quarter of 2000, the Company negotiated a reduction of it's liability arising from a 1999 Department of Labor assessment for back wages, resulting in other income in the amount of $90,057. In addition, the Company settled it's long standing equipment lease obligation with Casinos Austria for $31,492 less than the liability previously accrued.

(c) OTHER OPERATING COSTS

Other operating costs consist of the following:

THREE MONTHS ENDED JUNE 30                            2000             1999
                                                    -------          -------

ESOP Provision                                       27,500           33,125
Provision for Wage and Hour Audit                        --          120,000
Other                                                67,306           53,913
                                                    -------          -------
                                                     94,806          207,038
                                                    -------          -------
SIX MONTHS ENDED JUNE 30

ESOP Provision                                       57,500           52,500
Provision for Wage and Hour Audit                        --          120,000
Other                                               113,175           95,967
                                                    -------          -------
                                                    170,675          268,467
                                                    -------          -------

NOTE 2.  EARNINGS (LOSS) PER SHARE

Net earnings /(loss) per common share is based on the net income/(loss) after preferred stock dividends divided by the weighted average number of common shares outstanding during each period. Common shares outstanding includes issued shares less shares held in treasury, and un- allocated and uncommitted shares held by the ESOP trust.

The Company's potentially issuable shares of common stock pursuant to outstanding stock purchase options and warrants and convertible preferred stock are excluded from the Company's computation as their effect would be antidilutive to the Company's net (loss).

Common Shares outstanding includes:
Issued Shares                                               33,576,352
Less: Treasury Shares                                       (1,250,000)
   Unallocated, uncommitted ESOP Shares                     (3,625,000)
                                                            ----------
Outstanding Shares                                          28,701,352
                                                            ----------

NOTE 3.  MATERIAL CONTINGENCIES

No new material contingencies have arisen during the six months ended June 30, 2000 that were not reported in the Company's annual report on Form-10KSB for the year ended December 31, 1999. Except as noted below, no change of a material nature, has occurred with respect to any contingency which was reported therein.

FRIENDS OF THE EARTH, INC. AND GULF ISLANDS CONSERVANCY, INC. V.
UNITED STATES ARMY CORPS OF ENGINEERS (In the United States District Court for the District of Columbia)(Case No. 1:98CV00801)

CASE PENDING
On March 27, 1998, Friends of the Earth, Inc. and Gulf Islands Conservancy, Inc. filed a Complaint for Declaratory and Injunctive Relief against the United States Army Corps of Engineers to, inter alia, declare the Corps' approval of the Casino World, Inc. Permit without prior preparation of an environmental impact statement, to be arbitrary, capricious, an abuse of discretion and in violation of the National Environmental Policy Act, applicable Council on Environmental Quality regulations and applicable U.S. Army Corps of Engineers regulations and to enjoin the U.S. Army Corps of Engineers from permitting Casino World, Inc. or its successors-in-interest and all other casino developers from proceeding with future development of any dockside gambling facilities or related infrastructure in certain areas, including the Company's site on the Bay of St. Louis, in Mississippi, until the U.S. Army Corps of Engineers prepared an environmental impact statement. The Company was not named as a party in the action. On or about August 31, 1998, the Company filed a motion for leave to intervene as a party defendant in the action. On November 4, 1998, the Court granted the Company's motion. Various motions and cross-motions in the case were filed and briefed, including motions and cross-motions for summary judgment. Argument was heard on May 19, 2000.

On August 10, 2000, the Court issued an Order and Judgment declaring the actions of the United States Army Corps of Engineers in granting Permits under Section 404 of the Clean Water Act and Section 10 of the Rivers and Harbors Act for the development of the Casino World, Mandalay Resort Group (formerly Circus Circus) and Royal D'Iberville casinos, without the preparation of environmental impact statements, to have violated the National Environmental Policy Act and its implementing regulations and to have been arbitrary, capricious and not in accordance with law. The Court found that the Army Corps failed to adequately consider a number of the potential impacts of the three projects. The Court ordered the Army Corps to "immediately" comply with the National Environmental Policy Act by preparing environmental impact statements.

This decision had a material adverse impact on the development of the Diamondhead, Mississippi project. The Company does not know how long it will take the United States Army Corps of Engineers to complete an environmental impact statement. In addition, the Company does not know if it will be required to pay any or all of the cost of conducting an environmental impact statement. The Company is considering its options based on the recent decision of the Court.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000

The Company, under the current Board of Directors and current management, is united in a single, common goal. Its first and foremost priority is the development of the Diamondhead, Mississippi, casino resort. In the opinion of the current Board, this project holds the greatest potential for increasing shareholder value. The Company's management, financial resources, and assets will be devoted towards the development of this goal.

In the opinion of the current Board of Directors, while the Company's cruise ship operations in Florida may have constituted the original and core business of the Company in the past, the return on investment has simply not justified the required significant expenditures of time and money or the enormous risks involved. Given the highly competitive nature of the cruise-to-nowhere business in Florida today and the Company's lack of financial resources with which to expand and compete with the expensive, new, and more luxurious vessels entering the market and with better capitalized competitors, the Company's best prospect for increasing shareholder value lies with the development of the Company's Mississippi casino resort. Moreover, in the opinion of the Board, any return on investment the shareholders might realize from the operation of cruise ships, even if operated profitably, would pale in comparison to the return on investment the shareholders might realize from the development of the Diamondhead project. In 1999 and 2000, due to the state of the cruise-to-nowhere industry in Florida and the political climate and competition, management made significant changes in the core business of the Company.

The operations of the Company have changed dramatically. The M/V Stardancer was chartered as of January 1, 1999 and the M/V Europa Sun was chartered as of March 1, 1999. The two vessels, therefore, produced only charter revenue less residual expenses beginning January 1, 1999 and March 1, 1999 respectively. In December 1999, both vessels were sold, and, therefore, were not operated by the Company during the first or second quarter of 2000.

The M/V Europa Star ceased operations in Ft. Myers Beach on July 25, 1999, due to poor business conditions and to ready the vessel for a required dry dock. The vessel did not operate in the first or second quarter of 2000, and, therefore, the only financial activity associated with the vessel related to the fixed carrying costs consisting of berthing, insurance, and depreciation.

As of June 1, 2000, the Company sublet the port in Ft. Myers Beach to an unrelated operator. Terms of the sublease call for this operator to assume all costs associated with the lease, including a balloon payment due in October, in the approximate amount of $105,600 for improvements made to the dock. In addition, the Agreement calls for Europa to receive payments of approximately $22,400 per month. The Company believes that the Agreement will improve operating results by approximately $50,000 per month through the remaining term of the lease.

REVENUES

The Company reported total revenues of $824,776 for the three months ended June 30, 2000 as compared to total revenues of $ 2,292,121 for the same period one year ago. The decrease of $1,467,345 is attributable to the non-operation by the Company of the M/V Europa Star which had accumulated operating revenues of $806,225 for the same period one year ago. In addition, the decrease in revenues for the three months ended June 30, 2000, is attributable to the absence of charter revenues which totaled $635,661 for the three months ended June 30, 1999.

The only operating vessel in 2000 was the Europa Sky, which reported total revenues of $656,874 in the second quarter, as compared $835,664 in the second quarter of 1999, a decrease of $178,790 or 21.4%. The decrease is directly proportional to the continued decrease in passenger counts. The Sky carried 10,588 passengers on 129 cruises in the second quarter of 2000 as compared to 15,575 passengers on 162 cruises for the same period one year ago. This amounts to a 32.0% decrease in total passengers which the Company attributes to competition, both locally and in Mississippi, and the intense marketing and promotional efforts being carried out by these competitors. In addition, the Company's ability to provide cruises on a regular basis was seriously affected in the second quarter by shoaling conditions in Johns' Pass, Madeira Beach, which required dredging.

COSTS AND EXPENSES

VESSEL OPERATING EXPENSES

Vessel operating costs and expenses decreased from $1,611,881 in 1999 to $694,016 for the three months ended June 30, 2000. The decrease of $917,865 or 56.9% was entirely associated with the non operations of the Sun and Star, which had vessel operating expenses of $930,425 for the three months ended June 30, 1999.

ADMINISTRATIVE AND GENERAL AND OTHER OPERATING EXPENSES

Administrative and general costs and expenses decreased from $ 292,170 in 1999 to $ 265,323 in 2000, a decrease of $26,847, or 9.2%. Of that decrease, $11,631 was attributable to the non-operation of the Sun and Star. The remaining decrease was realized principally through elimination of administrative positions and other salary reductions.

Other operating expenses decreased from $207,038 in 1999 to $94,806 for the three months ended June 30, 2000.(See Note 1(c)).

ADVERTISING AND PROMOTION

Advertising and promotion expenses totaled $7,211 for the quarter ended June 30, 2000 as compared to $54,621 for the same period one year ago, a decrease of $47,410. The majority of the Company's expendable cash has been diverted to the payment of old taxes due to the Florida Department of Revenue.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased from $ 464,821 in 1999 to $ 175,288 for the three months ended June 30, 2000, a decrease of $ 289,533 or 62.3%. The decrease is associated with the sale of the M/V Europa Sun and the M/V Europa Stardancer in December 1999. In addition, in light of the Company's assignment of its lease rights to the Ft. Myers Beach, Florida port, the Company has reclassed the assets associated with the M/V Europa Star as "assets held for sale" and discontinued depreciation of those assets as of May 31, 2000.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000

REVENUES

The Company reported total revenues of $1,533,724 for the six months ended June 30, 2000 as compared to total revenues of $5,745,133 for the same period one year ago. The decrease of $4,211,409 is attributable to the non-operation by the Company of the M/V Europa Star and M/V

Europa Sun which had accumulated operating revenues of $2,772,090 for the same period one year ago. In addition, the decrease in revenues for the three months ended June 30, 2000, is attributable to the absence of charter revenues which totaled $1,032,548 for the six months ended June 30, 1999.

The only operating vessel in 2000 was the Europa Sky, which reported total revenues of $1,363,447 for the first six months of 2000, as compared to $1,920,261 for the first six months of 1999, a decrease of $556,814 or 29.0%. The decrease is directly proportional to the continued decrease in passenger counts. The Sky carried 25,766 passengers on 284 cruises in the first six months of 2000 as compared to 38,110 passengers on 329 cruises for the same period one year ago. Even though per passenger revenues increased from $50.39 for the first six months of 1999, to $52.92 for the first six months of 2000, a decrease in the number of passengers by 32.4% has negatively impacted revenues. The continuing decrease in total passengers is attributable to competition, both locally and in Mississippi, and the intense marketing and promotional efforts being carried out by these competitors.


COSTS AND EXPENSES

VESSEL OPERATING EXPENSES

Vessel operating costs and expenses decreased from $3,902,829 in 1999 to $1,474,390 for the six months ended June 30, 2000. The decrease of $2,428,439 or 62.2%, was primarily associated with the non operations of the Sun, Star, and Stardancer which accounted for $2,025,431 of the decrease. The remaining decrease is a function of management's continued focus on reducing compensation costs and other operating costs associated with the M/V Europa Sky.

ADMINISTRATIVE AND GENERAL AND OTHER OPERATING EXPENSES

Administrative and general costs and expenses decreased from $756,223 in 1999 to $511,119 in 2000, a decrease of $245,104, or 32.4%. Of that decrease, $49,609 was attributable to the non-operation of the Sun and Star. The remaining decrease was realized principally through elimination of administrative positions and other cost reductions.

Other operating expenses decreased from $268,467 in 1999 to $170,675 for the six months ended June 30, 2000.(See Note 1(c))

ADVERTISING AND PROMOTION

Advertising and promotion expenses totaled $19,608 for the six months ended June 30, 2000 as compared to $97,219 for the same period one year ago, a decrease of $77,611. The majority of the Company's expendable cash has been diverted to the payment of old taxes due to the Florida Department of Revenue.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased from $941,435 in 1999 to $432,955 for the six months ended June 30, 2000, a decrease of $508,480 or 54.0%. The decrease is associated with the sale of the M/V Europa Sun and the M/V Europa Stardancer in December 1999. In addition, in light of the Company's assignment of its lease rights to its Ft. Myers Beach, Florida port, the Company has reclassed the assets associated with the M/V Europa Star as "assets held for sale" and discontinued depreciation of those assets as of May 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

In the first six months of 2000, the Company was able to meet its normal operating costs and expenses from its cash flow. Earnings before interest, taxes, depreciation and amortization, and preferred dividends, however, were a negative $642,068. Additionally, the Company had a working capital deficiency at June 30, 2000 in the amount of $ 2,438,871, representative of the note due First Union National Bank, all of which is a current liability on the Company's Balance Sheet. The Company has reduced it's total debt structure by $795,516, and, additionally, reduced current accounts payable by $1,154,593 during the first six months of 2000.

On August 7, 2000, the Company announced that it had entered into an agreement for the purchase and sale of a vessel and certain assets for a total purchase price of $5,200,000. The Company agreed to sublease its Madeira Beach, Florida port and to sell the M/V Europa Sky and certain assets and equipment to Stardancer Casino, Inc., a South Carolina corporation. As of August 7, 2000, the Company is in receipt of a non-refundable down payment in the amount of $800,000. The remaining $4,400,000 is payable in monthly installments and will be secured by a Letter of Credit. The agreement calls for the full purchase price to be paid on or before May 1, 2001. The payment terms vary depending on whether the purchaser also purchases a second vessel, the M/V Europa Star. The Company will retain title to the vessel as security until the full purchase price has been paid. The Company intends to transfer operations in Madeira Beach, Florida to Stardancer on or before August 30, 2000. The Company does not anticipate incurring a loss on the sale.

The Company also entered into another, separate agreement to sell the M/V Europa Star to Stardancer Casino, Inc. for a total purchase price of $2,100,000. The purchaser has the right to terminate this agreement on or before September 1, 2000 only if the total estimated cost of drydocking the vessel following an out-of-water inspection of the hull of the ship, exceeds $750,000. As of August 8, 2000, the Company is in receipt of a down payment in the amount of $300,000. The remaining $1,800,000 is payable in monthly installments and will be secured by a letter of credit. The agreement calls for the full purchase price to be paid on or before March 1, 2001. The Company will retain title to the vessel as security until the full purchase price has been paid. In the event the purchaser exercises its option to terminate this agreement, any amounts paid towards the purchase price of the M/V Europa Star or towards the cost of drydocking the Star, will be applied to the final payment due on the purchase of the M/V Europa Sky.

In the event the Company is successful in selling the remaining operating assets, the Company would focus its small, remaining staff and resources on development of its Diamondhead, Mississippi site.

BANK FINANCING

On or about September, 1999, in an effort to maintain adequate cash for operations, the Company agreed to certain new repayment terms with First Union National Bank which, at the time, held a note with an outstanding balance of $3,400,364. The former terms called for installments of principal and interest at a rate of 11.35%, or approximately $103,000 per month and was primarily secured by first mortgages on the Europa Sky, Europa Star, and Europa Stardancer. Under the new terms, the Company pays interest only on the outstanding balance, at a rate of 10.75%. The new agreement required the Company to pay unwind and restructuring fees of $183,900. The cash flow and tangible net worth covenants required under the original terms of its bank loan agreement continue.

As of June 30, 2000, the note expired and is callable by First Union. However, no such action has been taken by First Union as of the date of this report. On or about August 8, 2000, the Company paid First Union $800,000 towards the then-approximate $2,500,000 due First Union, thereby reducing the total amount due First Union to $1,701,188. The funds used to pay First Union came from the sale of the Sky and the down payment from the potential sale of the Star. The Company will use the future receipt of proceeds from these sales to fully extinguish the debt.

CAPITAL EXPENDITURE REQUIREMENTS

The Europa Star is required to go to drydock at an estimated cost of approximately $650,000. The Company has sold the vessel contingent on the estimated cost of the drydock not exceeding $750,000. The Purchaser is required to pay all costs of drydock. In the event the Purchaser does not purchase the Star, any amounts paid for drydock will be credited to the purchase price of the Sky. The Europa Sky completed its scheduled dry dock in June 2000 at an approximate cost of $209,000. No additional major capital expenditures are planned for now or the forseeable future.


PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
See Note 3. Material Contingencies.

Item 2.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None.

Item 3.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
  No.     Description
-------   -----------
 27.1     Financial Data Schedule (for SEC use only)

No reports on Form 8-K have been filed during the quarter ended June 30, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                        EUROPA CRUISES CORPORATION


DATE: August 17, 2000                   /s/ DEBORAH A. VITALE
                                        --------------------------
                                        By: Deborah A. Vitale
                                        President


                                        /s/ ROBERT ZIMMERMAN
                                        --------------------------
                                        By: Robert Zimmerman
                                        Chief Financial Officer