Form 10QSB
period 2000-09-30
EUROPA CRUISES CORP
filed 2000-11-20
CIK 844887

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: Number of Shares Outstanding at November 14, 2000: 28,894,523.

                                TABLE OF CONTENTS


                          PART 1: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

         Consolidated Statements of Operations for the Three
         Months Ended September 30, 2000 and September 30, 1999...............4

         Consolidated Statements of Operations for the Nine
         Months Ended September 30, 2000 and September 30, 1999...............5

         Consolidated Balance Sheet as of September 30, 2000... ............6-7

         Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 2000 and September 30, 1999 .........................8-9

         Notes to Consolidated Financial Statements.......................10-13

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations for the Three Months
         ended September 30, 2000... .....................................13-15

         Results of Operations for the Nine Months
         ended September 30, 2000.........................................16-18

                           PART II: OTHER INFORMATION

ITEM 1   Legal Proceedings ..................................................18

ITEM 2   Submission of Matters to a Vote of Security Holders ................18

ITEM 3   Options Granted.....................................................18

ITEM 4   Exhibits and Reports on Form 8-K....................................18

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

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED SEPTEMBER 30*
                                                --------------------------------

                                                    2000                1999
                                                ------------       -------------
Revenues:

Gaming Revenue                                  $    227,571       $    512,146

Passenger Fares                                       27,508             57,787

Food and Beverage                                     11,794            135,150

Charter Revenue                                           --            635,661

Other                                                230,303             24,748
                                                ------------       ------------

                                                $    497,176       $  1,365,492
                                                ------------       ------------
Costs and Expenses:

Vessel Operating                                     398,288          1,142,461

Administrative and General                           298,846            338,683

Advertising and Promotion                              5,134             16,962

Depreciation and Amortization                        328,247            531,236

Interest                                              61,384            178,158

Other Operating (Note 1(c))                           40,293             93,577
                                                ------------       ------------

                                                   1,132,192          2,301,077
                                                ------------       ------------

Net gain on sale of vessels                        1,394,823                 --
                                                ------------       ------------

Net income (loss)                                    759,807           (935,585)

Preferred Stock Dividends                            (27,240)           (39,710)
                                                ------------       ------------

Net Income (Loss) Applicable to
Common Stock                                    $    732,567       $   (975,295)
                                                ------------       ------------

Earnings (Loss) Per Share,
Basic and Diluted                               $        .03       $       (.04)
                                                ------------       ------------

Weighted Average Number of
Common Shares Outstanding                         28,781,160         26,356,478
                                                ------------       ------------

*Note: The M/V Europa Sun was chartered as of March 1, 1999 until its sale in December 1999. The M/V Europa Star ceased operating July 25, 1999 and the Company entered into an agreement to sell the vessel on August 2, 2000. The M/V Europa Sky ceased operations on August 27,2000 after the Company entered into an agreement to sell the vessel on August 2,2000.

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 NINE MONTHS ENDED SEPTEMBER 30*
                                                 -------------------------------
                                                     2000               1999
                                                 -----------       -------------
Revenues:

Gaming Revenue                                   $ 1,370,342       $  4,077,245

Passenger Fares                                      174,464            955,165

Food and Beverage                                     84,535            338,821

Charter Revenue                                           --          1,663,209

Other                                                401,559             76,185
                                                 -----------       ------------

                                                 $ 2,030,900       $  7,110,625
                                                 -----------       ------------
Costs and Expenses:

Vessel Operating                                   1,872,678          5,045,288

Administrative and General                           809,964          1,094,906

Advertising and Promotion                             24,742            114,181

Depreciation and Amortization                        761,202          1,472,671

Sales Tax Settlement                                      --            200,000

Interest                                             236,125            547,384

Other Operating (Note 1(c))                          210,970            362,046
                                                 -----------       ------------

                                                   3,915,681          8,836,476
                                                 -----------       ------------


Net gain on sale of vessels                        1,394,823                 --
                                                 -----------       ------------

Net (Loss)                                          (489,958)        (1,725,851)

Preferred Stock Dividends                            (97,720)          (129,720)
                                                 -----------       ------------

Net (Loss) Applicable to
Common Stock                                     $  (587,678)      $ (1,855,571)
                                                 -----------       ------------

(Loss) Per Share,
Basic and Diluted                                $      (.02)      $       (.07)
                                                 -----------       ------------

Weighted Average Number of
Common Shares Outstanding                         28,446,979         25,176,262
                                                 -----------       ------------

*Note: The M/V Europa Sun was chartered as of March 1, 1999 until its sale in December 1999. The M/V Europa Star ceased operating July 25, 1999 and the Company entered into an agreement to sell the vessel on August 2, 2000. The M/V Europa Sky ceased operations on August 27,2000 after the Company entered into an agreement to sell the vessel on August 2,2000.

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS

                                                             SEPTEMBER 30, 2000
                                                             ------------------
Current Assets:

Cash and Cash Equivalents                                        $   361,187

Accounts Receivable ($5,400,000
   from the sale of vessels)                                       5,562,926

Current Maturity of Note Receivable                                  200,683

Prepaid Insurance and Other                                           50,131
                                                                 -----------
Total Current Assets                                               6,174,927

Equipment and Fixtures,
Less Accumulated Depreciation                                        106,065

Land Held for Development --
Dockside Gaming                                                    5,063,645

Long-Term Note Receivable                                          1,448,046

Other Assets                                                           3,439
                                                                 -----------

                                                                 $12,796,122
                                                                 ===========

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           SEPTEMBER 30, 2000
                                                           ------------------
Current Liabilities:

Accounts Payable and Accrued Liabilities                      $    654,400

Current Maturities of Long-Term  Debt                            2,026,864

Unearned Revenue                                                    23,790
                                                              ------------

   Total Current Liabilities                                     2,705,054

Long-Term Debt Less Current Maturities                           2,538,629

Other Liabilities                                                  400,000
                                                              ------------

Total Liabilities                                                5,643,683
                                                              ------------
Stockholders' Equity:

Preferred Stock, $.01 par value;
Shares Authorized:  5,000,000
Shares Outstanding: 2,132,000
Aggregate Liquidation Preference ($2,611,080)                       21,320

Common Stock, $.001 par value;
Shares Authorized:   50,000,000
Shares Issued:       33,707,023                                     33,707
Shares Outstanding:  28,894,523

Additional Paid-In-Capital:                                     26,604,048

Unearned ESOP Shares                                            (5,307,189)

Deficit                                                        (14,009,291)

Treasury Stock, at Cost,
1,250,000 Shares                                                  (190,156)
                                                              ------------

Total Stockholders' Equity                                       7,152,439
                                                              ------------

                                                              $ 12,796,122
                                                              ------------

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                     2000               1999
                                                 -----------       -------------

Operating Activities:

Net (Loss)                                       $  (489,958)      $(1,725,851)

Adjustments to reconcile net (loss)
to net cash (used) in
operating activities:

Depreciation and Amortization                        761,202         1,472,671

Release of ESOP Shares                                72,500            96,875

Expenses Paid in Shares of Common Stock               27,600           133,239

Net gain on sale of vessels                       (1,394,823)               --

Commission accrued on sale of vessels               (162,000)               --

Decrease (increase) in:

  Accounts Receivable                                 35,615           (58,454)

  Prepaid and Other Assets                           112,491           275,856

Increase (decrease) in:

  Accounts Payable and Accrued Liabilities          (907,402)          227,902

  Unearned Revenues                                   23,790           137,155

  Other Liabilities                                 (144,283)         (600,000)
                                                 -----------       -----------
Cash (used) in
Operating Activities:                             (2,065,268)          (40,607)
                                                 -----------       -----------
Investing Activities

  Proceeds from sale of vessel                     1,843,000                --

  Collection of  Account Receivable                3,001,271                --

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------

                                                      2000              1999
                                                 ------------       ------------

  Purchase of Property and Equipment                  (10,828)       (251,767)

  Deferred Costs and Other                           (200,287)       (187,342)
                                                  -----------       ---------

Cash provided by (used) in
Investing Activities                                4,633,156        (439,109)

Financing Activities:

  Proceeds from issuance of common stock          $    18,000       $ 575,063

  Payment of Notes and long-term debt, net         (2,625,986)       (391,632)
  of refinance costs

  Preferred stock dividends                           (16,760)        (13,230)
                                                  -----------       ---------
Cash (Used) in
financing activities:                              (2,624,746)        170,201
                                                  -----------       ---------
Net increase (decrease) in cash
and cash equivalents                                  (56,858)       (309,515)

Cash and cash equivalents,
beginning of period                                   418,045         625,926
                                                  -----------       ---------
Cash and cash equivalents,
end of period                                     $   361,187       $ 316,411
                                                  -----------       ---------

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

(A)               CASINO REVENUE

Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Revenue does not include the retail amount of fares, food and beverage provided gratuitously to customers, which was $65,241 and $260,450 for the three months ended September 30, 2000 and 1999 respectively and $362,377 and $1,228,308 for the nine months ended September 30, 2000 and 1999 respectively.

(B)               OTHER REVENUE

In the second quarter of 2000, the Company negotiated a reduction of it's liability arising from a 1999 Department of Labor assessment for back wages, resulting in other income in the amount of $90,057. In addition, the Company settled a long standing equipment lease obligation with Casinos Austria for $31,492 less than the liability previously accrued.

In the third quarter of 2000, in accordance with an agreement entered into between Europa Cruises of Florida 1, Inc. and Big "M" Casino, Inc. assigning the lease for the Ft.. Myers dock, a note payable to Kiric Investments, Inc., the Company's previous landlord in Ft. Myers, was paid in full by Big "M" Casino, Inc., giving rise to other income in the amount of $121,492.

(C)               OTHER OPERATING COSTS

Other operating costs consist of the following:

THREE MONTHS ENDED SEPTEMBER 30                     2000                  1999
                                                  -------               -------

ESOP Provision                                     15,000                44,375
Provision for Wage and Hour Audit                      --                24,000
Other                                              25,293                25,202
                                                  -------               -------
                                                   40,293                93,577
                                                  -------               -------

NINE MONTHS ENDED SEPTEMBER 30

ESOP Provision                                     72,500                96,875
Provision for Wage and Hour Audit                      --               144,000
Other                                             138,470               121,171
                                                  -------               -------
                                                  210,970               362,046
                                                  -------               -------

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

Common Shares outstanding includes:
Issued Shares                                         33,707,023
Less: Treasury Shares                                 (1,250,000)
   Unallocated, uncommitted ESOP Shares               (3,562,500)
                                                      ----------
Outstanding Shares                                    28,894,523
                                                      ----------

NOTE 3.  MATERIAL CONTINGENCIES

No new material contingencies have arisen during the nine months ended September 30, 2000 that were not reported in the Company's annual report on Form-10KSB for the year ended December 31, 1999. Except as noted below, no change of a material nature, has occurred with respect to any contingency which was reported therein.

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

On August 10, 2000, the Court issued an Order and Judgment declaring the actions of the United States Army Corps of Engineers in granting Permits under Section 404 of the Clean Water Act and Section 10 of the Rivers and Harbors Act for the development of the Casino World, Mandalay Resort Group (formerly Circus Circus) and Royal D'Iberville casinos, without the preparation of environmental impact statements, to have violated the National Environmental Policy Act and its implementing regulations and to have been arbitrary, capricious and not in accordance with law. The Court found that the Army Corps failed to adequately consider a number of the potential impacts of the three projects. The Court ordered the Army Corps to immediately comply with the National Environmental Policy Act by preparing environmental impact statements.

This decision had a material adverse impact on the development of the Diamondhead, Mississippi project. The Company does not know how long it will take or how much it will cost to complete an environmental impact statement. The Company filed a notice of appeal in the case, but is considering its options based on the decision of the Court.

BAY ST. LOUIS COMMUNITY ASSOCIATION, PRESERVE DIAMONDHEAD QUALITY, INC., GULF ISLANDS CONSERVANCY, INC. AND CONCERNED CITIZENS TO PROTECT THE ISLES AND POINT, INC. V. THE COMMISSION ON MARINE RESOURCES, HANCOCK COUNTY PORT AND HARBOR COMMISSION, AND CASINO WORLD, INC. ( Chancery Court of Hancock County, Mississippi) (Case No. 960707)

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

On January 15, 1997, the Bay St. Louis Community Association, Preserve Diamondhead Quality,

Inc., Gulf Islands Conservancy, Inc. and Concerned Citizens to Protect the Isles and Point, Inc. filed a Notice of Appeal appealing the decision of the Chancery Court to the Supreme Court of Mississippi. On July 23, 1998, the Supreme Court of Mississippi reversed the lower court's decision and remanded the case to the lower court for a hearing on the merits. On or about August 6, 1998, Casino World, Inc. filed a Motion for Rehearing which was denied on October 15, 1998. On or about October 26, 1998, the case was remanded to the lower court for a hearing on the merits. A hearing on the merits of the case was held on June 22, 2000.

On September 12, 2000, the trial court filed a Memorandum Opinion & Judgement affirming the decision of the Commission on Marine Resources to grant a variance and permit to Casino World, Inc. The trial court found that the Commission's decision to issue the variance and permit was not arbitrary or capricious, that it was supported by substantial evidence, that it was consistent with the public policy set forth in the Coastal Wetlands Protection Act and that the decision did not violate any statutory or Constitutional rights of the plaintiffs. On October 11, 2000, the plaintiffs filed a Notice of Appeal with the Supreme Court of Mississippi.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

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

The operations of the Company have changed dramatically. The M/V Stardancer was chartered as of January 1, 1999 and the M/V Europa Sun was chartered as of March 1, 1999. The two vessels, therefore, produced only charter revenue less residual expenses beginning January 1, 1999 and March 1, 1999 respectively. In December 1999, both vessels were sold, and, therefore, were not operated by the Company during the first nine months of 2000.

The M/V Europa Star ceased operations in Ft. Myers Beach on July 25, 1999, due to poor business conditions and to ready the vessel for a required dry dock. The vessel did not operate in any quarter of 2000, and, therefore, the only financial activity associated with the vessel related to the fixed carrying costs consisting of berthing, insurance, and depreciation.

As of June 1, 2000, the Company assigned its lease in Ft. Myers Beach to an unrelated operator. The terms of the agreement require this operator to assume all costs associated with the Company's original lease, including a balloon payment which was made in September 2000 in the approximate amount of $105,600 for improvements made to the dock. In addition, the Agreement calls for Europa to receive payments of approximately $22,400 per month.

On August 7, 2000, the Company announced that it had agreed to sublease its Madeira Beach, Florida port and to sell the M/V Europa Sky and certain assets and equipment to Stardancer Casino, Inc., a South Carolina corporation for $5,200,000. As of September 30, 2000, the Company is in receipt of funds in the amount of $1,600,000 and on or about October 1, 2000 and again on November 1, 2000, the Company received two installment payments of $500,000 each. The remaining $2,600,000 is payable in monthly installments and is secured by a Letter of Credit. The agreement calls for the full purchase price to be paid on or before May 1, 2001. The Company will retain title to the vessel as security until the full purchase price has been paid. The Company transferred operations in Madeira Beach, Florida to the purchaser on or about August 28, 2000. The Company realized a gain on the sale in the amount of $787,899.

On August 2, 2000, the Company also entered into another, separate agreement to sell the M/V Europa Star to Stardancer Casino, Inc. for a total purchase price of $2,100,000. As of September 30, 2000, the Company is in receipt of a down payment in the amount of $300,000. Of the remaining $1,800,000, $300,000 was received on October 24, 2000, and the residual is payable in monthly installments and is secured by a Letter of Credit. The Agreement calls for the full purchase price to be paid on or before March 1, 2001. The Company will retain title to the vessel as security until the full purchase price has been paid. The Company realized a gain on the sale in the amount of $606,924.


REVENUES

The Company reported total revenues of $497,176 for the three months ended September 30, 2000 as compared to total revenues of $1,365,492 for the same period one year ago. The decrease of $868,316 is attributable to the absence of charter revenues which totaled $635,661 for the same period one year ago. In addition, the decrease in revenues for the period is attributable to the fact that the Company operated the Sky for only two months in the third quarter of 2000, as compared to three months in the same quarter of 1999. Revenues for the Sky totaled $270,479 for the three months ended September 30, 2000 as compared to $695,036 for the same period one year ago, a decrease of $424,557. During the quarter, the Sky carried 5,475 passengers for the slightly less than two months of operation as compared to 12,213 passengers for the same quarter one year ago.

The decrease in total revenues for the quarter was somewhat offset by the items of other operating revenues as described in Note 1 (b) above.

COSTS AND EXPENSES

VESSEL OPERATING EXPENSES

Vessel operating costs and expenses decreased from $1,142,461 in 1999 to $398,288 for the three months ended September 30, 2000. The decrease of $744,173 or 65.1% was partly associated with the non operations of the Sun and Star, which had vessel operating expenses of $374,679 for the three months ended September 30, 1999. In addition, since the Sky only operated two months during the third quarter of 2000, vessel operating expenses associated with that operation decreased $390,094 from the third quarter of 1999.

ADMINISTRATIVE AND GENERAL AND OTHER OPERATING EXPENSES

Administrative and general costs and expenses decreased from $338,683 in 1999 to $ 298,846 in 2000, a decrease of $39,837, or 11.8%. Of that decrease, $20,406 was attributable to the non-operation of the Sun and Star. The remaining decrease was realized principally through the termination of the Sky operations in late August.

Other operating expenses decreased from $93,577 in 1999 to $40,293 for the three months ended September 30, 2000.(See Note 1(c)).

ADVERTISING AND PROMOTION

Advertising and promotion expenses totaled $5,134 for the quarter ended September 30, 2000 as compared to $16,962 for the same period one year ago, a decrease of $11,828. The Company curtailed marketing activities when it became apparent that the remaining operating vessels would be sold.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased from $531,236 in 1999 to $328,247 for the three months ended September 30, 2000, a decrease of $202,989 or 38.2%. The decrease is associated with the sale of the M/V Europa Sun and the M/V Europa Stardancer in December 1999.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

The Company reported total revenues of $2,030,900 for the nine months ended September 30, 2000 as compared to total revenues of $7,110,625 for the same period one year ago. The decrease of $5,079,725 is attributable to the non-operation of the M/V Europa Star and M/V Europa Sun which had accumulated operating revenues of $2,820,389 for the same period one year ago. In addition, the decrease in revenues for the nine months ended September 30, 2000, is attributable to the absence of charter revenues which totaled $1,663,209 for the nine months ended September 30, 1999.

The only operating vessel in 2000 was the Europa Sky, which reported total revenues of $1,633,926 for the first nine months of 2000, as compared to $2,612,297 for the first nine months of 1999, a decrease of $978,371 or 37.5%. The decrease is directly proportional to the decrease in passenger counts. The Sky carried 31,241 passengers on 363 cruises in the first nine months of 2000 as compared to 50,323 passengers on 429 cruises for the same period one year ago.

The decrease in total revenues was offset in part by increases in other operating revenues as discussed in Note 1(b) above.

COSTS AND EXPENSES

VESSEL OPERATING EXPENSES

Vessel operating costs and expenses decreased from $5,045,288 in 1999 to $1,872,678 for the nine months ended September 30, 2000. The decrease of $3,172,610 or 62.9%, was primarily associated with the non operations of the Sun, Star, and Stardancer which accounted for $2,394,150 of the decrease. The remaining decrease is a function of management's continued focus on reducing compensation costs and other operating costs associated with the M/V Europa Sky.

ADMINISTRATIVE AND GENERAL AND OTHER OPERATING EXPENSES

Administrative and general costs and expenses decreased from $1,094,906 in 1999 to $809,964 in 2000, a decrease of $284,942, or 26.0%. Of that decrease, $85,385 was attributable to the non-operation of the Sun and Star. The remaining decrease was realized principally through elimination of administrative positions and other cost reductions.

Other operating expenses decreased from $362,046 in 1999 to $210,970 for the nine months ended September 30, 2000.(See Note 1(c))

ADVERTISING AND PROMOTION

Advertising and promotion expenses totaled $24,742 for the nine months ended September 30, 2000 as compared to $114,181 for the same period one year ago, a decrease of $89,439. The Company curtailed most of its marketing activity in 2000 as it became apparent that the remaining vessels would be sold.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased from $1,472,671 in 1999 to $761,202 for the nine months ended September 30, 2000, a decrease of $711,469 or 48.3%. The decrease is associated with the sale of the M/V Europa Sun and the M/V Europa Stardancer in December 1999.

LIQUIDITY AND CAPITAL RESOURCES

In the first nine months of 2000, the Company was able to meet its normal operating costs and expenses from its cash flow. Earnings before interest, taxes, depreciation and amortization, and preferred dividends totaled $507,369. Additionally, the Company was in a positive working capital position at September 30, 2000 in the amount of $3,469,873, representative of the dollars receivable on the sales of the M/V Europa Sky and M/V Europa Star effective September 1, 2000. As of September 30, 2000, the Company has received a total of $1,900,000 of the combined sales price of $7,300,000 and has applied most of those funds, less related commissions, toward reducing its debt structure. In addition, subsequent to the quarter's end, the Company received additional payments towards the purchase price of the two vessels totaling $1,300,000 through November 1, 2000. These proceeds were sufficient to totally retire the note payable to First Union National Bank, satisfying the Bank's requirement that the Company sell vessels to satisfy the note, since the Company had defaulted on the original terms of the loan.

For the nine months ended September 30, 2000, the Company has reduced its total debt structure $2,625,896. The Company plans to use the future receipt of funds from the sale of the M/V Europa Sky and the M/V Europa Star to fully extinguish its liability to the Florida Department of Revenue for the audit period July 1994 through March 1998. The Company entered into a settlement agreement relating to this audit period in 1999 for $1,600,000. As of September 30, 2000, the Company had paid $850,000 towards this settlement agreement. The Company will remain liable to the Florida Department of Revenue for sums due pursuant to a settlement agreement reached in 1997. The remaining amount due to the Florida Department of Revenue pursuant to the 1997 settlement is $1,120,418, which is being paid pursuant to a long term installment agreement with the State.

The Company's only other remaining debt consists of a note payable to DeBis Financial Services in the amount of $1,648,729, which is being paid on the Company's behalf by Stardancer Casinos, Inc. pursuant to the terms of the sales agreement relating to the M/V Europa Sun.

In the opinion of management, the Company will be able to support its ongoing operating expenses through the use of revenues generated by the Ft. Myers dock lease assignment, passive income earned on invested cash, and from cash reserves currently on hand.

CAPITAL EXPENDITURE REQUIREMENTS

No capital expenditures are anticipated in the foreseeable future other than costs associated with the preparation of an Environmental Impact Statement concerning development of the Diamondhead, Mississippi property. These costs are presently not estimable.


PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
See Note 3. Material Contingencies.

Item 2.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

ELECTION OF BOARD OF DIRECTORS

The Annual Meeting of Europa Cruises Corporation was held on October 6, 2000 at the Beau Rivage Hotel and Casino in Biloxi, Mississippi. The election of a Board of Directors was submitted to a vote of the securities holders. The Company reported that a total of approximately 28,333,859 shares voted. Of those, 27,887,566, or approximately 98.4%, voted for the incumbent Board of directors, Deborah A. Vitale, James Illius, Paul J. DeMattia, John R. Duber, and Gregory A. Harrison. A total of 446,293 shares, or approximately 1.6%, were withheld.

Item 3.   OPTIONS GRANTED

At a meeting of the Board of Directors, held on October 24, 2000, 1,475,000 options to purchase shares of the Company's common stock were awarded to Directors and Officers of the Company. In addition, the Board awarded 25,000 options to an honorary director and 50,000 options to a key employee of the Company.

Item 4.   EXHIBITS AND REPORTS ON FORM 8-K
No reports on Form 8-K have been filed during the quarter ended September 30, 2000.

     Exhibit 27- Financial Data Schedule

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                              EUROPA CRUISES CORPORATION


DATE: November 17, 2000                       /s/ DEBORAH A. VITALE
                                              --------------------------
                                              By: Deborah A. Vitale
                                              President


                                              /s/ ROBERT ZIMMERMAN
                                              --------------------------
                                              By: Robert Zimmerman
                                              Chief Financial Officer