Form 10KSB40
period 2000-12-31
EUROPA CRUISES CORP
filed 2001-04-16
CIK 844887

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2000

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

150-153rd Avenue, Suite 202, Madeira Beach, Florida 33708
---------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code:            727/393-2885, Extension 312
                                                               ---------------------------
Securities registered pursuant to Section 12 (b) of the Act:   None
                                                               ----
Securities registered pursuant to Section 12 (g) of the Act:   Common Stock, par value $.001
                                                               -----------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
State issuer's revenues for its most recent fiscal year: $ 2,116,086

The aggregate market value of the voting stock held by non-affiliates of the Company is $10,628,659 based on the last reported sales price of $ .42 per share on March 28, 2001 multiplied by 25,306,332 shares of Common Stock outstanding and held by non-affiliates of the Company on March 28, 2001. As of the close of business March 28, 2001, there were 32,457,063 shares of the Registrant's Common Stock outstanding (which includes 5,000,000 shares in the Europa Cruises Corporation Employee Stock Ownership Plan).

                                TABLE OF CONTENTS

PART 1

         ITEM 1. DESCRIPTION OF BUSINESS ............................................. 3

         ITEM 2. PROPERTIES  ........................................................ 12

         ITEM 3. LEGAL PROCEEDINGS .................................................. 14

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS ................................................... 19


PART II

         ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS ................................................ 20

         ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS ................................ 20

         ITEM 7. FINANCIAL STATEMENTS ............................................... 24

         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE ................................ 24

PART III

         ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                 AND CONTROL  PERSONS. COMPLIANCE WITH SECTION
                 16 (a) OF THE EXCHANGE ACT ......................................... 24

         ITEM 10. EXECUTIVE COMPENSATION ............................................ 26

         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT .................................................... 29

         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................... 31

         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K .................................. 32

                                     PART I

ITEM 1. BUSINESS

Europa Cruises Corporation is a Delaware corporation which was founded in 1988. The Company became a publicly held company in 1989. Since November 6, 1998, the Company's stock has traded on the Over the Counter Bulletin Board (OTCBB) under the symbol "KRUZ." Prior thereto, the Company's stock traded on the NASDAQ Small Cap Market. The Company has twelve subsidiaries, but conducted the majority of its business through four of them in the year 2000. These active subsidiaries were: Casino World, Inc., Mississippi Gaming Corporation, Europa Cruises of Florida 1, Inc. and EuropaSky Corporation.

                                 I. MISSISSIPPI

Europa Cruises Corporation is the sole shareholder of Mississippi Gaming Corporation (hereafter "MGC"). The Company owns, through MGC, (or has options to purchase for ten dollars), a total of 404.5 acres of unimproved land in Diamondhead, on the Bay St. Louis, in Hancock County, Mississippi. There is no outstanding debt on the property. The site is located immediately off Interstate 10 at the Diamondhead exit, Exit 16. The site borders Interstate 10 for approximately two miles. The site is located in Hancock County on the border between Harrison County and Hancock County. The site is near Diamondhead Yacht Club and Marina which is connected by a navigable channel to the Bay of St. Louis.

There is easy highway access to the site, via Interstate 10. Interstate 10 is one of the major, east-west traffic arteries of the south. It connects, directly and indirectly, with various feeder markers. The Mississippi Department of Transportation reports the average number of vehicles on Interstate 10 passing the Diamondhead exit to be approximately 30,000 per day, or almost 11,000,000 annually. The site is approximately five miles from Stennis International Airport; eighteen miles from Gulfport-Biloxi regional airport; and seventy miles from New Orleans International Airport. There is also a small local airport (Diamondhead Air Terminal) located approximately one mile from the property.

The site was appraised, subject to certain assumptions, by J. Daniel Schroeder Appraisal Company as of March 26, 1996, at $8,000,000 and as of August 27, 1999, at $41,700,000. The appraisals were predicated on the site being fully permitted and zoned as a legally permissible, water-based casino site.

Europa Cruises Corporation is also the sole shareholder of Casino World, Inc. (hereafter "CWI"). The Company intends to develop its Diamondhead site through CWI. The Company intends to construct a themed destination casino resort and hotel at the 404 acre site. The destination resort is expected to include a luxury hotel and spa, a sports and entertainment center, approximately 120,000 square feet of casino space, a state-of-the-art recreational vehicle park, and a business conference center.

The Company maintains an office in Mississippi and has one employee in Mississippi. The Company has no current operations in Mississippi.

MISSISSIPPI PERMITS/APPROVALS

(See also Item 3. Legal Proceedings.)

A. MISSISSIPPI GAMING COMMISSION

On June 15, 1995, the Mississippi Gaming Commission granted site approval for the Diamondhead casino resort plan. (See Mississippi-Related Litigation.)

B. MISSISSIPPI COMMISSION ON MARINE RESOURCES

On July 16, 1996, the Mississippi Commission on Marine Resources granted approval to Casino World, Inc. and the Hancock County Port and Harbor Commission for a change in the Coastal Use Plan and an associated Permit to develop the Mississippi Gaming Commission approved site plan. On September 18, 1996, several associations opposed to the change and the Permit filed an appeal to the Chancery Court of Hancock County, Mississippi. On October 16, 1996, Casino World, Inc. and the Hancock County Port and Harbor Commission filed a Joint Motion to Dismiss for Untimely Appeal in which they alleged that the appellants had failed to file their Notice of Appeal and Complaint within the proper time period. The Joint Motion to Dismiss was granted on December 31, 1996. On January 15, 1997, the dismissed parties appealed the decision of the Chancery Court to the Supreme Court of Mississippi. On July 23, 1998, the Supreme Court of Mississippi reversed the lower court's decision and remanded the case to the lower court for a hearing on the merits. On or about August 6, 1998, Casino World, Inc. filed a Motion for Rehearing which was denied on October 15, 1998. The case was remanded back to the lower court for a hearing on the merits. A hearing on the merits was held on June 22, 2000.

On September 12, 2000, the trial court filed a Memorandum Opinion & Judgement affirming the decision of the Commission on Marine Resources to grant a use plan adjustment and permit to Casino World, Inc. The trial court found that the Commission's decision to issue a use plan adjustment and permit was not arbitrary or capricious, that it was supported by substantial evidence, that it was consistent with the public policy set forth in the Coastal Wetlands Protection Act and that the decision did not violate any statutory or Constitutional rights of the plaintiffs. On October 11, 2000, the plaintiffs filed a Notice of Appeal with the Supreme Court of Mississippi. On March 7, 2001, the plaintiffs filed their initial brief on appeal. On April 6, 2001, Casino World filed its responsive brief.

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

This decision had a material, adverse impact on the development of the Diamondhead, Mississippi project. The Company does not know how long it will take or how much it will cost to complete an environmental impact statement. The Company filed a notice of appeal in the case, but may decide not to pursue the appeal.

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

On November 18, 1998, Casino World, Inc. forwarded a request to the Hancock County Planning Commission for an extension or renewal, to the extent, if any, one might have been deemed necessary, of the Special Use District-Waterfront District designation given to the property to be developed by Casino World, Inc. on the Bay of St. Louis in Hancock County. On November 19,1998, the Hancock County Planning Commission passed a resolution extending the Waterfront Special Use District designation for a period of one year from January 6, 1999 to January 6, 2000. The resolution was submitted to the Hancock County Board of Supervisors for ratification and approval. On November 30, 1998, the Hancock County Board of Supervisors voted to approve the resolution.

On October 15, 1999, Casino World, Inc. forwarded a request to the Hancock County Planning

Commission for an extension or renewal, to the extent, if any, one might have been deemed necessary, of the Special Use District-Waterfront District designation given to the property to be developed by Casino World, Inc. on the Bay of St. Louis in Hancock County. On October 21, 1999, the Hancock County Planning Commission passed a resolution extending the Waterfront Special Use District designation for a period of one year from January 6, 2000 to January 6, 2001. The resolution was submitted to the Hancock County Board of Supervisors for ratification and approval. On November 15, 1999, the Hancock County Board of Supervisors voted to approve the resolution.

On October 31, 2000, Casino World, Inc. forwarded a request to the Hancock County Planning Commission for an extension or renewal, to the extent, if any, one might have been deemed necessary, of the Special Use District-Waterfront District designation given to the property to be developed by Casino World, Inc. on the Bay of St. Louis in Hancock County. On November 16, 2000, the Hancock County Planning Commission passed a resolution extending the Waterfront Special Use District designation for a period of one year from January 6, 2001 to January 6, 2002. The resolution was submitted to the Hancock County Board of Supervisors for ratification and approval. On December 18, 2000, the Hancock County Board of Supervisors voted to approve the resolution.

Any modification of the approved site plan may require resubmission to and reapproval by the Mississippi Gaming Commission, the Mississippi Department of Marine Resources, the Mississippi Department of Environmental Quality and/or the U.S. Army Corps of Engineers. Therefore, the conditions of any issued permits are material and must be factored into any negotiation with any potential joint venture partner. The foregoing permits and approvals remain subject to the outcome of certain litigation and the actions of environmental groups and various federal, state and local governments and agencies, including the foregoing. (See Mississippi-Related Litigation.)

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

Neither the Company nor any of its subsidiaries has a license to operate a casino in Mississippi or in any other jurisdiction. The Mississippi Act requires that a person (including any corporation or other entity) must be licensed by Mississippi to conduct gaming activities in Mississippi. A license will be issued only for a specified location that has been approved as a gaming site by the Mississippi Commission prior to issuing a license. The Mississippi Act also requires that each officer or director of a gaming licensee, or other person who exercises a material degree of control over the licensee, must be found suitable by the Mississippi

 Gaming Commission. The Act also requires that each person who, individually or in association with others, acquires, directly or indirectly, beneficial ownership of more than 5% of any class of voting securities of a publicly traded corporation registered with the Mississippi Gaming Commission must notify the Mississippi Gaming Commission of this acquisition. The Act also requires that each person who, individually or in association with others, acquires, directly or indirectly, beneficial ownership of more than 10% of any class of voting securities of a publicly traded corporation registered with the Commission must be found suitable by the Mississippi Gaming Commission. The finding of suitability is comparable to licensing and both require submission of detailed personal financial information followed by a thorough investigation. In addition, the Mississippi Gaming Commission will not issue a license unless it is satisfied that the licensee is adequately financed or has a reasonable plan to finance its proposed operations from acceptable sources.

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

On June 19, 1994, Casino World, Inc. and Mississippi Gaming Corporation (MGC) entered into a Management Agreement with Casinos Austria Maritime Corporation
(CAMC). Subject to certain conditions, under the Management Agreement, CAMC would operate, on an exclusive basis, all of the proposed dockside gaming casinos in the State of Mississippi. If the Company enters into a joint venture arrangement pursuant to which the joint venture partner acquires a controlling interest, the agreement with CAMC will terminate. The Management Agreement is for a term of five (5) years and provides for the payment of an operational term management fee of 1.2% of all gross gaming revenues between zero and one hundred million dollars ($100,000,000); plus 0.75% of gross gaming revenue between $100,000,000 and $140,000,000; plus 0.5% of gross gaming revenue above $140,000,000; plus two percent of the net gaming revenue between zero and twenty-five million dollars ($25,000,000); plus three percent of the net gaming revenue above twenty-five million dollars ($25,000,000).

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

                                   II. FLORIDA

In December of 1999, the Company sold two of its four vessels, the M/V Europa Sun and the M/V Europa Stardancer. The Company sold its Miami Beach, Florida operation together with the M/V Europa Sun. In the year 2000, as a result of the two earlier sales, the Company had two vessels, the M/V Europa Sky, which it operated in Madeira Beach, Florida and the M/V Europa Star, which was docked, but not operating, in Ft. Myers Beach, Florida. On or about August 2, 2000, the Company sold these two vessels. The Company also subleased the Madeira Beach, Florida dock, ticket booth and parking facilities to the purchaser of the M/V Europa Sky. In June of 2000, the Company assigned its dock lease in Ft. Myers Beach, Florida to an unrelated third party.

The Company operated only one vessel in 2000, the M/V EuropaSky, which operated through August 27, 2000. The Company operated 363 cruises and carried 31,241 passengers and earned total revenues of $2,116,086 in 2000. The Company's vessel, when operated, generally sailed twice daily and provided dining, dancing, and entertainment. The onboard casino offered blackjack, slot machines, craps, roulette and other games. All gaming on the Company's vessel was conducted in international waters only.

EMPLOYEES

As of December, 2000, the Company employed four employees, all of whom were engaged in an executive or administrative capacity. None of the Company's employees is a party to a collective bargaining agreement.

VESSELS

M/V EUROPA SUN/STAR

The Europa Sun which the Company sold at the end of 1999, and the Europa Star which the Company sold in 2000, were built in 1977, were registered in Panama and were renovated in January 1987. Both vessels were approximately 100 gross registered tons in size, 167 feet in length and 38 feet in width. Each vessel has a capacity for approximately 400 passengers. The Europa Sun had approximately 213 gaming positions in 1999, including approximately 120 slot machines. The Europa Sun was operated by a third party through most of 1999. The Europa Star had approximately 256 gaming positions, including approximately 139 slot machines in 1999 and operated until August of 1999. Each vessel had a dining area, entertainment stage, dance floor, main lounge, bars and a fully equipped galley. The Europa Sun and the Europa Star, which were registered in Panama, were previously registered in the United States.

M/V EUROPA SUN

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

On December 30, 1999, the Company entered into an Agreement for the Purchase and Sale of a Vessel (the Europa Sun) and Business Assets for a total purchase price of Four Million, Six Hundred and Fifty Thousand Dollars ($4,650,000). The Company agreed to sell the M/V Europa Sun, certain equipment, and any transferable lease rights it had to its Miami Beach, Florida port to Stardancer Casino, Inc. The purchase price included the payment by the Purchaser over time of approximately $1,800,000 to Debis Financial Services, Inc., which held a first mortgage on the Europa Sun. The payment to Debis was secured with a $1,800,000 Letter of Credit. The remaining approximate $2,850,000 was paid in three installments of approximately $950,000 each. The Company will retain title to the Vessel as security until the full amount due Debis Financial Services, Inc. has been paid. The Company recorded a gain on the sale in the amount of $2,792,097 in 1999.

M/V EUROPA STAR

On August 2, 2000, the Company entered into another, separate agreement to sell the M/V Europa Star and certain related equipment to Stardancer Casino, Inc. for a total purchase price of $2,100,000. The total purchase price was secured by a letter of credit. The Agreement also called for the purchaser to undertake the cost of dry dock repairs necessary to bring the vessel into compliance with Coast Guard requirements to ready the vessel for carrying passengers for hire. The purchaser reserved the right to terminate the Agreement had those costs exceeded $750,000. The Purchaser did not exercise that option. In August of 2000, the Company received a down payment in the amount of $300,000. The remainder of the purchase price was paid in full in installments in the amount of $300,000 each through March 2001. The Company retained title to the vessel as security until the full purchase price had been paid. The Company recorded a gain on the sale in the amount of $606,924 in 2000.

M/V EUROPA SKY

The Europa Sky, was acquired in 1992, renovated by a U.S. shipyard and placed in operation in November of 1993. The vessel was 498 tons, 160 feet in length and 36 feet in width. The vessel had a capacity for 440 passengers. The Europa Sky had approximately 254 gaming positions, including approximately 130 slot machines. The Europa Sky was built to U.S. safety standards in order to receive a United States Coast Guard Certificate of Inspection. The Europa Sky's United States registry was made possible by 1992 legislation that, for the first time, allowed U.S. registered vessels to carry gambling equipment to and from U.S. ports for use in international waters.

On or about August 2, 2000, the Company entered into an Agreement for the Purchase and Sale of a Vessel and Certain Assets with Stardancer Casino, Inc., for a total purchase price of $5,200,000. The Company operated the vessel through August 27, 2000. The Agreement called for a down payment in the amount of $800,000, which was received in August 2000, and subsequent varying monthly installments through May 2001. The total purchase price was secured by a letter of credit. The company transferred title to the vessel to Stardancer in January 2001 in exchange for a first preferred mortgage in the amount of the then-unpaid purchase price. In addition, the Agreement required the Company to sublet its dock facilities in Madeira Beach, Florida. All installments due the Company to date have been timely paid. The Company recorded a gain on the sale in the amount of $787,898 in 2000.

M/V EUROPA STARDANCER

The M/V Stardancer was purchased in August 1994 and was a U.S. registry vessel built in 1984. The vessel had a gross registered tonnage of 97 tons, was 150 feet in length, and 36 feet in width, and had a capacity for approximately 400 passengers. The Company attempted to charter the vessel during periods when it was not being used as a replacement vessel when one of the Company's other operating vessels was in dry dock. The M/V Stardancer had 99 gaming positions, including approximately 70 slot machines. The Stardancer had a dining area, several bars and a sun deck with seating for up to 100 persons.

On December 28, 1998, the Company entered into a Charter Agreement with Seven Star Charters, Inc. to charter the Stardancer for a five year period beginning January 1, 1999. The Agreement called for an annual charter fee of $1,080,000 in addition to certain insurance payments. The Agreement gave Seven Star Charters, Inc. an option to purchase the Stardancer for $2,800,000 or less depending on the time of purchase. The Company received an advance charter fee in the amount of $275,000 and a Letter of Credit in the amount of $150,000. The Stardancer was operated out of Myrtle Beach, South Carolina in 1999. One or more of the principals of Seven Star Charters, Inc. were affiliated with Stardancer Casino, Inc., which operated the Europa Sun in Miami Beach, Florida. On December 3, 1999, the Company sold the M/V Europa Stardancer for One Million Eight Hundred Thousand Dollars ($1,800,000) to Stardancer Casino, Inc. The Company recorded a loss on the sale in the amount of $1,165,187 in 1999.

COMPETITION

When the Company began its Florida operations in or about 1988, there were few vessels operating day or evening gambling cruises, commonly known as "cruises-to-nowhere," out of Florida. In recent years, competition in the cruise-to-nowhere industry grew fierce. New competition located in areas in which the Company previously enjoyed a virtual monopoly or very limited competition. Many of the competing vessels offered free cruises or minimally priced cruises. This forced the Company to drastically reduce its fares and to offer free cruises simply to remain competitive. The dramatic reduction in fares heavily affected revenue, which in prior years, was substantially fare-based. The increase in competition caused a dramatic reduction in the Company's gaming revenues. In 1998, the advent of new competitors in all three of the Company's then-operating ports caused an immediate and serious decline in the Company's total revenues. In addition, the business of the Company experienced a further decline in revenues as a result of competition from the Biloxi, Mississippi casino industry. In addition, the Company competed with a variety of other activities in Florida, including, but not limited to, land-based Indian casinos, poker rooms, short-term cruises, resort attractions, sports activities and numerous other recreational activities.

MADEIRA BEACH, FLORIDA

The Company operated only one vessel in the year 2000, the M/V Europa Sky, out of Madeira Beach, Florida. SunCruz, the largest operator in the cruise-to-nowhere business in Florida, purchased the cruise- to-nowhere operation directly across the water from the Company's location in John's Pass in Madeira Beach, Florida in 1998. SunCruz expended significant amounts of money in advertising, marketing and promotion and provided bus service for its passengers. The Company did not have sufficient funds to do likewise. SunCruz operated a vessel which was equipped with numerous, more modern slot machines. The Company's revenues substantially decreased as a result of the introduction of SunCruz in Madeira Beach.

WEATHER AND SEASONAL FLUCTUATIONS

The business of the Company suffered as a direct result of inclement weather and tidal conditions. Inclement weather had a direct effect on the number of cruises conducted and on passenger counts. The business of the Company was also subject to seasonal fluctuations. In addition to inclement weather, the Company was plagued in 1999 and part of 2000 with tide-related problems in Madeira Beach. As a direct result of tidal problems, the cruise schedule in Madeira Beach was unpredictable and a number of cruises were canceled due to a lack of sufficient water in John's Pass. In 1999 and, in part, in 2000, weather conditions and tidal conditions severely affected the Company's operations and revenues.

MARKETING AND PROMOTION

The Company did not have sufficient funds with which to sufficiently advertise, market and promote its cruises. The Company focused its marketing efforts on its repeat customers and the local population to survive the seasonal fluctuations that were known to occur in the Florida tourist industry. The Company's financial ability to advertise was minimal when compared to the heavy advertising, marketing and promotion of the Company's competitors.

ITEM 2. PROPERTIES

OFFICES/PORTS

The Company's headquarters is located at an office condominium owned by the Company at 150-153rd Ave., Suite 202, Madeira Beach, Florida. The Company paid approximately $104,000 for the condominium. The condominium is adjacent to other office space that was previously leased by the Company during the year 2000 and prior thereto. The Company no longer leases any office space in Madeira Beach.

During 1999 and 2000, the Company assigned or subleased all of its dock and related facilities. The Company leased property at the following locations during the year ended 2000.

LOCATION:

MISSISSIPPI                         LEASE TERMS
-----------                         -----------

5403 Indian Hill Blvd.              Two years commencing June 1, 1998 and
Diamondhead, Mississippi 39525      continuing month-to-month thereafter.

FLORIDA                             LEASE TERMS
-------                             -----------

150-153rd Ave., Suite 200,          Month-to-month lease.
Madeira Beach, Florida 33708        This lease was terminated in 2000

4319 Duhme Rd.                      Month-to-month leases on various
Madeira Beach, Florida 33708.       storage units.

645 San Carlos Blvd.                Five years commencing March 1, 1995
Ft. Myers Beach, Florida  33931     with option to renew for three years.
                                    This lease was renewed. In June of 2000
                                    the lease was assigned to The Big "M" Casino

1280 5th Street                     Five years commencing March 1, 1995 with
Miami Beach, Florida                33139 an option to renew for two years.
                                    The Company exercised its option to renew in

                                    January, 1997. The party which purchased the Miami operation and the Sun makes the payments on this lease.

DOCK SPACE

The Company leased dock space at the following locations in 2000:

LOCATION                            LEASE TERMS
--------                            -----------

150 - 129th Ave.                    Three years commencing October, 1996
Madeira Beach, Florida 33708        with option to renew for two additional
                                    three  year periods. The Company exercised
                                    its option to renew this lease. The rights
                                    were sublet to the party which purchased the
                                    Madeira Beach operation and the M/V Europa
                                    Sky.

545 San Carlos Boulevard            Five years commencing December 1, 1995
Ft. Myers Beach, Florida 33931      with option to renew for three years.
                                    This lease was renewed. The dock lease was
                                    assigned to The Big "M" Casino in June of
                                    2000. The Big "M" assumed payments on
                                    the lease as well as agreeing to pay
                                    additional annual amounts totaling $285,000
                                    to Europa Cruises of Florida 1, Inc.

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

On June 19, 1993, MGC entered into an option agreement to purchase, for ten dollars, approximately 100 acres included within the 404 acres of property which constitutes the site. This option expires in June 2003.

EASEMENT

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

ITEM 3. LEGAL PROCEEDINGS.

                             TAX-RELATED LITIGATION

FLORIDA DEPARTMENT OF REVENUE TAX AUDITS

SETTLED

On November 28, 1994, the Florida Department of Revenue issued a Notice of Intent to make Sales and Use Tax Audit Changes to the Company for the period February 1, 1989 through June 30, 1994. The total proposed assessment, including estimated penalties and interest, through June 15, 1997, totaled approximately $7.4 million. In June, 1997, the Company settled this liability by entering into Closing Agreements with the Florida Department of Revenue. The settlement, which includes all audits for the covered period, is approximately $1.9 million. The settlement includes a payment schedule of approximately $21,000 per month for seven years (payment reduced to $10,475.89 in March 1998). The settlement provides for no interest for the first 3 years and interest accruing at a rate of 6% per year for the last 4 years. A balloon payment in the amount of $964,093 is due after the final installment on May 5, 2005.

SETTLED - PAID IN FULL

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

Under threat of action by the Department to immediately collect all amounts owing under the assessment, the Company entered into a settlement of the matter in June 1999 for $1,600,000.

Deborah A. Vitale, the President and Chairman of the Board of the Company and James Illius, a Director of the Company, and now its largest holder of common stock, each personally guaranteed payments totaling $250,000 to the Florida Department of Revenue. The Company made the final payment due under this Agreement on March 26, 2001.

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

CASE PENDING

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

HUBBARD ENTERPRISES, INC. V. EUROPASKY CORPORATION (Circuit Court for Pinellas County, Florida, Case No. 99-003715)

EUROPA PREVAILS IN LOWER COURT ON MOTION FOR SUMMARY JUDGMENT/HUBBARD APPEAL PENDING On or about May 28, 1999, Hubbard Enterprises, Inc., the landlord for the Madeira Beach operation, filed a Complaint for Declaratory Relief and damages against EuropaSky Corporation claiming that Europa is required to pay a rental fee for both paying and non-paying passengers as opposed to only paying passengers. On or about June 22, 1999, Europa filed an Answer denying the contention. In addition, Europa filed a Counterclaim for tortious interference in business relations and/or contractual relations and breach of contract. Europa alleges, among other things, that Hubbard's interfered with the sale of the Madeira Beach operation which was then-scheduled to close on May 10, 1999. Europa is seeking compensatory and punitive damages. On or about January 13, 2000, Europa filed a Motion for Summary Judgment requesting that the Court rule in favor of Europa with respect to Hubbard's Complaint for Declaratory Relief. On February 15, 2000, Lester Bullock, the former President of Europa, who had been removed as President of Europa in February 1998, signed an Affidavit in support of Hubbard's Opposition to Europa's Motion for Summary Judgment. Nevertheless, on March 7, 2000, the Court granted Europa's Motion and adopted the proposed Findings of Fact submitted by Europa. On March 31, 2000, Hubbard appealed the Court's decision in favor of Europa. On February 28, 2001, the Court of Appeals ruled that the March 7, 2000 Order was not a final order and ordered Hubbard to show cause, within twenty days, why the appeal should not be dismissed. On March 7, 2001, Hubbard filed a Response to the Order to Show Cause. Europa intends to aggressively pursue its claims against Hubbard.

                         MISSISSIPPI-RELATED LITIGATION

BAY ST. LOUIS COMMUNITY ASSOCIATION, PRESERVE DIAMONDHEAD QUALITY, INC., GULF ISLANDS CONSERVANCY, INC. AND CONCERNED CITIZENS TO PROTECT THE ISLES AND POINT, INC. V. THE COMMISSION ON MARINE RESOURCES, HANCOCK COUNTY PORT AND HARBOR COMMISSION AND CASINO WORLD, INC. (CHANCERY COURT OF HANCOCK COUNTY, MISSISSIPPI)(CASE NO. 960707)

CASE PENDING

On September 18, 1996, Bay St. Louis Community Association, Preserve Diamondhead Quality, Inc., Gulf Islands Conservancy, Inc. and Concerned Citizens to Protect the Isles and Point, Inc. filed a Notice of Appeal and Complaint against the Commission on Marine Resources, Hancock County Port and Harbor Commission and Casino World, Inc., in the Chancery Court of Hancock County, Mississippi (Case No. 960707), appealing the administrative decision of the Commission on Marine Resources in granting Permit No. DMR-M 9612281-W. On October 17, 1996, the Mississippi Commission on Marine Resources filed a Response to Notice of Appeal and Answer in which it maintained, in pertinent part, that it had complied with all procedural requirements relevant to grants of permits and use adjustments at issue, that its decision to grant the permit and use adjustment was grounded upon legally sufficient evidentiary grounds and that there was no proper ground at law warranting reversal of its decision. On October 16, 1996, Casino World, Inc. and the Hancock County Port and Harbor Commission filed a Joint Motion to Dismiss for Untimely Appeal in which they alleged that the appellants had failed to file their Notice of Appeal and Complaint within the proper time period. The Joint Motion to Dismiss was granted on December 31, 1996.

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

On October 11, 2000, the plaintiffs filed a Notice of Appeal with the Supreme Court of Mississippi. On March 7, 2001, the plaintiffs filed their initial brief on appeal. On April 6, 2001, Casino World filed its responsive brief.

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

FRIENDS OF THE EARTH, INC. AND GULF ISLANDS CONSERVANCY, INC. V. UNITED STATES ARMY CORPS OF ENGINEERS (In the United States District Court for the District of Columbia)(Case No. 1:98CV00801)

CASE ON APPEAL

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

This decision had a material adverse impact on the development of the Diamondhead, Mississippi project. The Company does not know how long it will take or how much it will cost to complete an environmental impact statement. The Company filed a notice of appeal in the case, but may decide not to pursue the appeal.

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

CASE PENDING

On or about October 30, 1998, Liberis, Charles S. Liberis, the founder of the Company, a former President, Chief Operating Officer and Chairman of the Board of Directors of the Company, and his former spouse, Ginger Liberis, filed suit in the Circuit Court in and for Pinellas County, Florida for fraud and conspiracy, intentional interference with advantageous business relationships, intentional breach of duty to facilitate stock transfers, conspiracy, negligence-failure to facilitate stock transfers, defamation, conspiracy to defame, and intentional infliction of emotional distress. This is the sixth legal action filed by Liberis against the Company and/or its officers and directors and others. The Company intends to vigorously defend this case as it has defended the multiple, other actions filed by Liberis against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ELECTION OF BOARD OF DIRECTORS

The annual meeting of Europa Cruises Corporation was held on October 6, 2000 at the Beau Rivage Hotel and Casino in Biloxi, Mississippi. The election of a Board of Directors was submitted to a vote of the securities holders. The Company reported that a total of approximately 28,333,850 shares voted. Of those, 27,887,566, or approximately 98.4 %, voted for the incumbent Board of Directors, Deborah A. Vitale, James Illius, John R. Duber, Paul J. DeMattia and Gregory A. Harrison. A total of 446,284 shares, or approximately 1.6 %, were withheld.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The shares of the Company's Common Stock, $.001 par value (the "Common Stock") are traded on the over-the-counter market under the symbol KRUZ. The following table sets forth the high and low bid price quotations of the Common Stock in each full quarter during the periods set forth. The over-the-counter quotations reflect inter-dealer prices without retail markup, markdown, or commission and may not represent actual transactions.

                                2000 Quarters                  1999 Quarters
                              -----------------              -----------------
                              High         Low               High          Low
                              ----       ------              ----          ---

          First Quarter       $.61       $ .406             $ .37         $ .26
          Second Quarter       .53          .41               .75           .31
          Third Quarter        .51         .205               .74           .42
          Fourth Quarter       .23          .16               .78           .40

On December 31, 2000, there were 933 registered holders of record of the Common Stock of the Company. On March 28, 2001, there were 924 registered holders of record of the Common Stock of the Company.

The Company has never paid a cash dividend on its Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company, under the current Board of Directors and current management, is united in a single, common goal. Its first and foremost priority is the development of the Diamondhead, Mississippi, casino resort. In the opinion of the current Board, this project holds the greatest potential for increasing shareholder value. The Company's management, financial resources and assets will be devoted towards the development of this goal. The Mississippi casino market is an emerging market and highly competitive. There can be no assurances that any Mississippi development project will be successful.

While the Company's cruise ship operations in Florida may have constituted the original and core business of the Company in the past, the return on investment simply did not justify the enormous expenditures of time, resources, money and assets required or the enormous risks incurred. Given the highly competitive nature of the cruise-to-nowhere business in Florida and the Company's lack of financial resources with which to expand and compete with the expensive, new, and more luxurious vessels entering the market and with better capitalized competitors, the Company's best prospect for increasing shareholder value was deemed to rest with the development of the Company's Mississippi casino resort. Moreover, in the opinion of the Board, any return on investment the shareholders might realize from the operation of cruise ships, even if operated profitably, would pale in comparison to the return on investment the shareholders might realize from the development of the Diamondhead project. In 1999 and 2000, given its financial status, the state of the cruise-to-nowhere industry in Florida and the political climate and competition, the Company divested itself from the cruise-to-nowhere business in Florida by selling its vessels.

After completion of the sales of the M/V Europa Stardancer and the M/V Europa Sun in December of 1999, the Company was left with two vessels, the M/V Europa Star and M/V Europa Sky as well as their related docking facilities in Ft. Myers, Florida, and Madeira Beach, Florida. The M/V Europa Star ceased operation in July 1999, and remained idle during 2000. The M/V Europa Sky did operate in 2000 through August 27, 2000, after which time operations were assumed by the purchaser, Stardancer Casinos, Inc.

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

On August 2, 2000, the Company subleased its Madeira Beach, Florida port and sold the M/V Europa Sky and certain assets and equipment to Stardancer Casino, Inc., a South Carolina corporation for $5,200,000, consisting of cash in the amount of $800,000 and a receivable in the amount of $4,400,000. The Company was secured by a bank-issued letter of credit in the amount of the unpaid balance in addition to other security. As of April 1, 2001, the Company was in receipt of funds in the amount of $4,800,000. The Agreement calls for the full purchase price to be paid on or before May 1, 2001. The Company realized a gain on the sale in the amount of $787,899.

On August 2, 2000, the Company also entered into another, separate agreement to sell the M/V Europa Star to Stardancer Casino, Inc. for a total purchase price of $2,100,000. As of April 1, 2000, the Company had received the full amount of the purchase price in cash. The Company realized a gain on the sale in the amount of $606,924.

REVENUES
The Company reported total revenues of $2,116,086 for the year ended December 31, 2000 as compared to total revenues of $8,418,388 for the same period one year ago. The decrease of $6,302,302 is primarily attributable to three conditions; the non-operation of the M/V Europa Star, the non-operation of the M/V Europa Sun, and the absence of revenues associated with the charter of both the M/V Europa Sun and M/V Europa Stardancer. The Star and the Sun had accumulated operating revenues of $2,814,621 in 1999. Charter revenues totaled $2,312,142 for the year ended December 31, 1999.

The only operating vessel in 2000 was the Europa Sky, which reported total revenues of $1,636,517 for the period through August 27, 2000, the last day of operation, as compared to $3,277,991 for a full year of operations in 1999. This represents a further decrease in total Company revenues of $1,641,474. The Sky carried 31,241 passengers on 363 cruises while operating through August 27 in 2000 as compared to 60,649 passengers on 646 cruises during the full year in 1999.

The decrease in total revenues was offset, in part, by increases in other operating revenues as depicted in the following schedule:

                                                 2000             1999
                                               --------          -------
Estimated DOL audit in 1999 in excess
of final settlement in 2000                    $ 90,057          $    --
Debt forgiveness - Casinos Austria
equipment lease                                  31,492               --
Lease income- Ft. Myers dock                    286,990               --
Other                                            78,206           97,978
                                               --------          -------
Total                                          $486,745          $97,978
                                               --------          -------

COSTS AND EXPENSES
VESSEL OPERATING EXPENSES
Vessel operating costs and expenses decreased from $5,950,010 in 1999 to $1,878,519 for the year ended December 31, 2000. The decrease of $4,071,491 or 68.4%, was primarily associated with the non operation of the Sun, Star, and Stardancer, which accounted for $2,567,144 of the decrease. In addition, approximately $944,376 of the decrease arose due to the shorter period during which the Sky operated in 2000. The remaining decrease is a function of management's continued focus on reducing compensation and other operating costs associated with the M/V Europa Sky during the period it did operate

ADMINISTRATIVE AND GENERAL AND OTHER OPERATING EXPENSES
Administrative and general costs and expenses decreased from $1,518,602 in 1999 to $994,930 in 2000, a decrease of $523,672, or 34.5%. Of that decrease, $81,202 was attributable to the non-operation of the Sun and Star. The remaining decrease was realized principally through managements' continued pressure on reducing corporate expenses where possible.

Other operating expenses decreased from $390,567 in 1999 to $251,619 in 2000. The decrease is totally associated with the 1999 provision for back wages arising from a Department of Labor audit of approximately $144,000.

ADVERTISING AND PROMOTION
Advertising and promotion expenses totaled $24,742 for the year December 31, 2000 as compared to $122,336 for the same period in 1999, a decrease of $97,594. The Company curtailed most of its marketing activity in 2000 as it became apparent that the remaining vessels would be sold.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization decreased from $1,937,290 in 1999 to $765,188 for the year ended December 31, 2000, a decrease of $1,172,102 or 60.5%. The decrease is associated with the sale of all of the Company's vessels and related on-board equipment during the period from December 1999 through August 2000.

PROVISION FOR SALES TAX
See Item 3. Legal Proceedings: Tax-Related Litigation-Florida Department of Revenue Tax Audits.

LIQUIDITY AND CAPITAL RESOURCES
During the year ended December 31, 2000, the Company was able to meet its normal operating costs and expenses from its cash flow. Earnings before interest, taxes, depreciation and amortization, and preferred dividends totaled $361,098. Additionally, the Company was in a positive working capital position at December 31, 2000 in the amount of $3,229,294, representative of the dollars receivable on the sales of the M/V Europa Sky and M/V Europa Star effective September 1, 2000. As of December 31, 2000, the Company had received a total of $4,300,000 of the combined sales price of $7,300,000 and applied most of those funds, less related commissions, toward reducing its debt.

During the year ended December 31, 2000, the Company reduced its total debt by $3,811,478 through use of the proceeds of vessel sales. The proceeds were sufficient to totally retire the note payable to First Union National Bank, satisfying the Bank's requirement that the Company sell vessels to satisfy the note, since the company had defaulted on the original terms of the loan. The Company also used the receipt of funds from the sale of the M/V Europa Sky and the M/V Europa Star to fully extinguish its $1,600,000 liability to the

Florida Department of Revenue for the audit period July 1994 through March 1998. The Company will remain liable to the Florida Department of Revenue for sums due pursuant to a settlement agreement reached in 1997. Payment terms pursuant to the 1997 settlement call for monthly installments in the amount of $10,476 to be made through May 2005, with a final balloon payment in the amount of $964,093 due thereafter.

The Company's only other remaining debt consists of a note payable to debis Financial Services in the amount of $1,616,722, which is being paid on the Company's behalf by Stardancer Casino, Inc. pursuant to the terms of the sales agreement relating to the M/V Europa Sun.

In the opinion of management, the Company will be able to support its ongoing expenses, including any preliminary expenses associated with the Mississippi project, through the use of revenues generated by the Ft. Myers dock lease assignment, passive income earned on invested cash, and from cash reserves currently on hand.

BANK FINANCING
On May 23, 1995, the Company obtained an 11.35% term loan in the amount of $6,446,332 from First Union National Bank. Proceeds from the loan were used to pay off substantially all of the Company's then-existing debt, except for a capital equipment lease with Casinos Austria Liegenschaftsverwaltung-Und Leasing, GESMBH.

In August 1995, Service America, Inc., the Company's then food vendor, demanded payment of all payables then due in the approximate amount of $1.2 million and seized three of the Company's vessels to secure payment of same. On August 21, 1995, the Company borrowed $1.2 million from First Union National Bank and used the proceeds to pay Service America, Inc. The $1.2 million due to First Union National Bank initially matured September 1, 1996 and was extended to January 31, 1997.

On October 31, 1996, the Company obtained a $2,250,000 loan from debis Financial Services, Inc. The loan carries a fixed rate of interest of 10.5% over a term of ten years with a balloon in 5 years. The Company used the proceeds of the loan to pay off the $1,100,000 balance due on the loan with First Union National Bank due January 31, 1997 and to pay an additional $600,000 to First Union National Bank on its original loan of approximately $6,400,000 dated May 25, 1995. Of the remaining proceeds, $400,000 was placed in an interest bearing escrow account at First Union National Bank to be used to effect the buyout of the Casinos Austria Consulting contract. The remaining $150,000 of proceeds were used to purchase a new engine for the M/V Europa Sun and to pay closing costs.

First Union National Bank agreed to further modify certain loan covenants contained in that Credit Agreement dated May 25, 1995. The Bank agreed to release its security interest in the EuropaSun to facilitate the debis loan, revised the cash flow covenant to reduce the cash flow requirements required to be met by the Company and reduced the maturity date of the note from 7 years to 5 years with no corresponding increase in monthly payments. First Union National Bank was also granted two Warrants from the Company to purchase 200,000 shares of common stock at a price of $2.00 per share. First Union National Bank had piggyback registration rights for one year and one demand registration right after one year.

On or about September, 1999, in an effort to maintain adequate cash for operations, the Company agreed to certain new repayment terms with First Union National Bank which, at the time, held a note with an outstanding balance of $3,400,364. The former terms called for monthly installments of principal and interest at a rate of 11.35%, or approximately $103,000 and was primarily secured by first mortgages on the Europa Sky, Europa Star, and Europa Stardancer. Under the new terms, the Company paid interest only on the outstanding balance, at a rate of 10.75%, through March 2000. The new agreement required the Company to pay unwind and restructuring fees of $183,900. As of November 2000, the Company fully extinguished all debt owing to First Union National Bank.

CAPITAL EXPENDITURE REQUIREMENT
During the next fiscal year the Company expects to retain an engineering firm to draft an Environmental Impact Statement (EIS) for its Diamondhead, Mississippi property. Estimates for an EIS received by the Company range from $250,000 to $400,000. In addition, the Company expects to begin construction of a road across an adjoining property on which the Company has an easement. The cost of constructing the road is unknown at this time.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

At a regularly scheduled meeting of the Board of Directors of Europa Cruises Corporation held on December 29, 2000 , the Board approved a resolution to retain Friedman, Alpren & Green LLP as its independent accounting firm and auditors for the fiscal year ending December 31, 2000 to replace the firm of BDO Seidman,LLP (BDO) who were dismissed as auditors of the Company effective January 11, 2001.

The report of BDO on the Company's financial statements as of December 31, 1999 and 1998 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the examination of the balance sheet as of December 31, 1999 and 1998 and the related statements of operations, cash flows and changes in stockholders equity for the years ended December 31, 1999 and 1998 and for the subsequent period up to the date of dismissal, January 11, 2001, (x) there were no disagreements with BDO on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused BDO to make a reference to the subject matter of the disagreements in connection with its reports in the financial statements for such periods and (y) there were no "reportable events" as that term is described in Item 304(a)(1)(v) of regulation S-K.

During the two most recent fiscal years, and through the subsequent period up to the date of dismissal of BDO, January 11, 2001, the Company had not consulted with Friedman, Alpren & Green LLP regarding; (1) the application of accounting principles to a specified transaction, either completed or contemplated; (2) the type of audit opinion that might be rendered on the Company's financial statements, and in no case was a written report provided to the Company nor was oral advice provided that the Company concluded was an important factor in reaching a decision as to an accounting, auditing or financial reporting issue; or (3) any matter concerning a disagreement, as that term is defined in Item 304(a)(1)(iv) of regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event with the former auditor (as described in Regulation S-K Item 304 (a)(1)(v)).

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTRACT PERSONS. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

A. DIRECTORS AND OFFICERS:
The current executive officers of the Company and their titles are as follows:

Name                      Age             Title
----                      ---             -----
Deborah A. Vitale         50              Chairman of the Board,
                                          President, Chief Executive
                                          Officer, Secretary and Treasurer

John R. Duber             45              Director, Vice-President, Assistant Secretary
                                          and Director of Investor Relations

Paul J. DeMattia          41              Director

Gregory A. Harrison       56              Director

James Illius              50              Director

Robert Zimmerman          51              Chief Financial Officer

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

B.  CHANGES IN  MANAGEMENT AND THE BOARD OF DIRECTORS
There were no changes in the composition of the Board of Directors or management during the year ended December 31, 2000.

Section 16(a) Beneficial Ownership Reporting Compliance
Based solely upon its review of Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, all of such forms were not timely filed by reporting persons during 2000, but all purchases and sales of stock have been disclosed by the Company.

ITEM 10.   EXECUTIVE COMPENSATION

The following table provides information concerning the compensation of current executive officers of the Company and its wholly owned subsidiaries. No other person serving as an executive officer on December 31, 2000, received cash compensation in excess of $100,000 during any of the last three fiscal years.


                                             SUMMARY COMPENSATION TABLE

                                                  ANNUAL COMPENSATION       LONG TERM COMPENSATION
                                                                                     AWARDS                  PAYOUTS

                                                                        OTHER
ALL OTHER                                                               ANNUAL     RESTRICTED                               ALL
OCCUPATION                                                              COMPEN-      STOCK                     LTIP        OTHER
COMPENSATION                            YEAR        SALARY     BONUS    SATION       AWARDS       OPTIONS     PAYOUTS   COMPENSATION
-------------                           ----        ------     -----    ------       ------       -------     -------   ------------
Deborah A. Vitale(3)                    2000(1)    $125,000     None     None         None       450,000(2)    None         --

President as of February 20, 1998       1999       $125,000     None     NONE         NONE       None          None         --

                                        1998(4)    $125,000     None     None         None       750,000(5)    None         --


(1) Ms. Vitale was paid $38,461 of her 2000 compensation in 2001.

(2) On October 24, 2000, Ms. Vitale was granted options to purchase 450,000 shares of Common Stock exercisable at $.50 per share for services rendered as a Director and President of Europa and its subsidiaries.
(3) As of December 31, 2000, Ms. Vitale became 20% vested in 19,941 shares of Common Stock allocated to her account in the Europa Cruises Corporation Employee Stock Ownership Plan for shares allocated through 1999.
(4) Ms. Vitale did not receive any salary or bonus for 1997 until 1998.
(5) On April 3, 1998, Ms. Vitale was granted options to purchase 750,000 shares of Common Stock exercisable at $1.00 per share for services rendered as a Director and President of Europa and its subsidiaries.

                        OPTION GRANTS IN LAST FISCAL YEAR

On October 24, 2000, the Board of Directors awarded 1,475,000 options to purchase shares of the Company's common stock to Directors and Officers of the Company. In addition, the Board awarded 25,000 options to an honorary director of the Company and 50,000 options to a key employee of the Company.

                          OPTION GRANTS IN CURRENT YEAR

On March 27, 2001, the Board of Directors awarded 550,000 options to purchase shares of the Company's common stock to Directors and Officers of the Company.

                 AGGREGATE OPTION EXERCISED IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

The following table shows stock options exercised by the named executive officer during the fiscal year ended December 31, 2000. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 2000. None of the following options are "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986.

                                                     Number of Securities           Value of Unexercised
                                                    Underlying Unexercised          In-the-Money Options
                      Shares        Value            Options at Year-End                 At Year-End(2)
                     Acquired      Realized       ---------------------------    ---------------------------
                    On Exercise       (1)         Exercisable   Unexercisable    Exercisable   Unexercisable
                    -----------       ---         -----------   -------------    -----------   -------------
Deborah A. Vitale       None         None          2,000,000        None             $0              -

(1) The "Value realized" reflects the appreciation on the date of exercise (based on the excess of the fair market value of the shares on the date of exercise over the exercise price). However, because the officer may keep the shares acquired upon the exercise of options or sell them at a different price, this amount does not necessarily reflect cash realized upon the sale of those shares.

(2) "In-the-Money Options" are options outstanding at the end of the last fiscal year for which the fair market value of the Common Stock at the end of the last fiscal year ($.18 per share) exceeded the exercise price of the options.

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

On April 18, 1996, Deborah A. Vitale, a Director, was awarded 250,000 options to purchase common stock exercisable at $.75 per share for services rendered as a Director and 550,000 options exercisable at $.75 per share for services rendered as a non-director. On April 3, 1998, Ms. Vitale was awarded 750,000 options to purchase common stock exercisable at $1.00 per share for services rendered as President of Europa and its subsidiaries. On October 24, 2000, Ms. Vitale was awarded 250,000 options exercisable at $.50 per share for services rendered as Director and 200,000 options exercisable at $.50 per share for options that had expired. On March 27, 2001, Ms. Vitale was awarded 100,000 options exercisable at $.50 per share for services rendered as a Director.

On March 24, 1998, John R. Duber, a Director, was awarded 50,000 options to purchase common stock exercisable at $1.00 per share for services rendered as a Director, provided he remained a Director for six months from the date of his appointment (unless removed by vote of the shareholders or a failure to be nominated to the next Board of Directors or unless unable to serve due to death or by reason of physical or mental incapacity) and 50,000 options exercisable at $1.00 per share for services rendered as a non-director which were not conditioned on continued service. On October 24, 2000, Mr. Duber was awarded 250,000 options to purchase common stock at an exercise price of $.50 per share for services rendered as a Director. On March 27, 2001, Mr. Duber was awarded 100,000 options exercisable at $.50 per share for services rendered as a Director.

On March 24, 1998, Gregory Harrison, a Director, was awarded 50,000 options to purchase common stock exercisable at $1.00 per share for services rendered as a Director, provided he remained a Director for six months from the date of his appointment (unless removed by vote of the shareholders or a failure to be nominated to the next Board of Directors or unless unable to serve due to death or by reason of physical or mental incapacity). On October 24, 2000, Mr. Harrison was awarded 250,000 options to purchase common stock at an exercise price of $.50 per share for services rendered as a Director. On March 27, 2001, Mr. Duber was awarded 100,000 options exercisable at $.50 per share for services rendered as a Director.

On March 24, 1998, Paul DeMattia, a Director, was awarded 50,000 options to purchase common stock exercisable at $1.00 per share for services rendered as a Director, provided he remained a Director for six months from the date of his appointment (unless removed by vote of the shareholders or a failure to be nominated to the next Board of Directors or unless unable to serve due to death or by reason of physical or mental incapacity). On October 24, 2000, Mr. DeMattia was awarded 250,000 options to purchase common stock at an exercise price of $.50 per share for services rendered as a Director. On March 27, 2001, Mr. DeMattia was awarded 100,000 options exercisable at $.50 per share for services rendered as a Director.

On October 24, 2000, James Illius, a Director, was awarded 250,000 options to purchase common stock exercisable at $.50 per share for services rendered as a Director. On March 27, 2001, Mr. Illius was awarded 150,000 options exercisable at $.50 per share for services rendered as a Director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AS OF MARCH 28, 2001

The following table sets forth, to the Company's knowledge, as of March 28, 2001, based on filings with the Securities and Exchange Commission, the beneficial ownership of the outstanding Voting Stock held by (i) each person or entity beneficially owning more than 5% of the shares of any class of Voting Stock, (ii) each director, nominee, and certain executive officers, individually, and (iii) all directors and executive officers as a group.

                                              AMOUNT &
                                              NATURE OF
NAME AND ADDRESS                              BENEFICIAL    TITLE OF      PERCENT         PERCENT
OF BENEFICIAL OWNER                           OWNERSHIP     CLASS         OF CLASS        VOTING(1)
-------------------                           ---------     --------      --------        ---------
Europa Cruises Corporation(2)                 3,500,000     Common          9.37%           8.94%
Employee Stock Ownership Plan
Trust Agreement
150-153rd Avenue
Madeira Beach, Florida 33708

Deborah A. Vitale (2)(3)(4)                   5,719,941     Common         15.32%          14.60%
Chairman, President, CEO,
Secretary and Treasurer
Chairman, President
Secretary and Treasurer of
Casino World, Inc. and
Mississippi Gaming Corp.
1013 Princess Street
Alexandria, Virginia  22314

John R. Duber (2)(3)(5)                       4,096,239     Common         10.97%          10.46%
Director, Vice-President
and Assistant Secretary
20018 Westover Avenue
Rocky River, Ohio 44116

James Illius(6)                               2,942,551     Common          7.88%           7.51%
Director
3791 Francis Drive
Rocky River, Ohio 44116

Gregory Harrison(6)                           1,133,000     Common          3.03%           2.89%
Director
16209 Kimberly Grove
Gaithersburg, Maryland 20878

Paul DeMattia(6)                                509,000    Common                    1.36%         1.30%
Director
6366 Eastland Rd.
Brookpark, Ohio 44142

Serco International Limited                     924,334    Common                    2.48%         7.02%
P.O. Box 15, A-9010                             900,000    S-NR Preferred          100.00%
Klagenfurt, Austria                             926,000    S Preferred             100.00%

Austroinvest International Limited(7)           924,334    Common                    2.48%         7.02%
P.O. Box 15, A-9010                             900,000    S-NR Preferred          100.00%
Klagenfurt, Austria                             926,000    S Preferred             100.00%

Ernst G. Walter(7)                              924,334    Common                    2.48%         7.02%
14700 Gulf Blvd., Apt.401                       900,000    S-NR Preferred          100.00%
Madeira Beach, Florida 33708                    926,000    S Preferred             100.00%

All Directors and Officers
as a Group (6 persons):                      10,975,731                             29.39%        28.02%

----------------------
(1) Common Stock and S-NR Preferred and S Preferred shares have been combined for the purpose of calculating voting percentages.
(2) The Europa Cruises Corporation Employee Stock Ownership Plan, Trust Agreement ("ESOP") was established on August 18, 1994. The Trustees of the ESOP are Deborah A. Vitale, President, CEO, and Chairman of the Board and John R. Duber, Vice-President and a Director. As of December 31, 2000, 1,500,000 ESOP shares had been released and 1,250,000 ESOP shares had been allocated to participants in the ESOP. The participants in the ESOP are entitled to direct the Trustees as to the manner in which the Company's allocated shares are voted. Unallocated shares are voted by the Trustees. The Trustees are required to vote the ESOP shares in the best interests of ESOP beneficiaries.
(3) Includes 3,500,000 unallocated shares of Common Stock which will be voted by Ms. Vitale and Mr. Duber as Trustees of the ESOP.
(4)       Includes options to purchase 2,100,000 shares of Common Stock.
(5)       Includes options to purchase 450,000 shares of Common Stock.
(6)       Includes options to purchase 400,000 shares of Common Stock.
(7) Serco International Limited and Austroinvest International Limited are affiliated entities. The Company understands that Dr. Ernst Walter is the sole director of each company. The total beneficial ownership of securities of the Company held by the two corporations and Dr. Walter includes: 900,000 shares of Series S-NR Preferred Stock owned by Serco International Limited; 924,334 shares of Common Stock owned by Serco International Limited; and 926,000 shares of S Preferred Stock owned by Austroinvest International Limited.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 18, 1994, the Company established the Europa Cruises Corporation Employee Stock Ownership Plan (the "ESOP"). This ESOP, which is a qualified retirement plan under the provisions of Section 401(a) of the Internal Revenue Code and an employee stock ownership plan within the meaning of Section 4975(e)(7) of the Internal Revenue Code, was established primarily to invest in stock of the Company. All employees as of December 31, 1994, and subsequent new employees having completed 1,000 hours of service are eligible to participate in the ESOP. The Company also established a trust called the Europa Cruises Corporation Employee Stock Ownership Plan Trust Agreement to serve as the funding vehicle for the ESOP. The Trustees of this trust are Deborah A. Vitale and John R. Duber. As of December 31, 2001, 1,250,000 shares of Common Stock had been allocated to participants in the ESOP. Unallocated shares are voted by the Trustees. The Trustees are required to vote the ESOP shares in the best interests of the ESOP beneficiaries.

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

OPTION AGREEMENT-JAMES ILLIUS
On November 12, 1998, James Illius, a Director and large shareholder of the Company, loaned the Company $150,000. On December 4, 1998, Mr. Illius loaned the Company another $150,000. The funds were used to pay the costs of drydock for the M/V Europa Sun. There was no interest attached to these loans. Mr. Illius had the right to the return of the funds forwarded or an option to purchase 1,000,000 shares of common stock of the Company. In or about July 1999, Mr. Illius exercised his right to purchase 1,000,000 shares of common stock of the Company.

BOARD MEETINGS
The Board held ten meetings during 2000 and thirteen meetings during 1999. Each Director attended at least 75% of the total number of Board meetings held during the period for which he or she was a Director. The Board does not have a compensation or nominating committee. The Board's audit committee consists of Paul DeMattia and Gregory Harrison, both of whom are outside Directors and Deborah A. Vitale and John R. Duber, both of whom are Directors and Officers of the Company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

(a)       3(a)(i) Certificate of Incorporation of the Company.
          (ii)    Amendment to Certificate of Incorporation of the Company

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

(g)       10.1    Consulting Agreement between Europa Cruises Corporation and
                  Casinos Austria Maritime Corporation dated September 16, 1994.

(g)       10.1.1  Equipment Lease between Europa Cruises Corporation and Casinos
                  Austria Maritime Corporation dated October 13, 1994.

(g)       10.1.2  Promissory Note payable to Casinos Austria Maritime
                  Corporation dated December 30,1994, and Second Naval Mortgage on the M/V Stardancer.

(g)       10.1.3  Subordination Agreement between Lagoon Cruise Line, Inc.,
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

(b)       10(w)   Coordination Agreement, dated February 20, 1991, between
                  Midlantic and Cordis, A.G.

(b)       10(aa)  Assignment of Note Receivable, Account Receivable and Common
                  Stock from Harlan G. Allen, Jr. to the Company.

(b)       10(bb)  Stock Purchase Agreement, dated March 31, 1991, between the
                  Company and Freeport Cruise Line, Ltd.

(b)       10(cc)  Pledge Agreement and Addendum thereto, dated April 18, 1991, between the Company and Harlan G. Allen, Jr.

(b)       10(dd)  Franchise and Development Agreements between LoneStar
                  Hospitality Corporation and Miami Subs U.S.A., Inc., dated
                  July 1, 1992

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

         10.2.4   Lease Agreement between Tierra Verde Marina Development
                  Corporation and Europa Stardancer Corporation dated October 1,
                  1996.

         10.2.5   Agreement between the Company and McDonald & Company
                  Securities, Inc. dated April 2, 1998.

(h)      10.3     Charter Agreement between Europa Stardancer Corporation and
                  Seven Star Charters, Inc. dated December 28,1998.

(h)      10.3.1   Agreement for Purchase and Sale of a Vessel between Europa
                  Stardancer Corporation and Seven Star Charters, Inc. dated
                  October 30, 1999.

(h)      10.3.2   Agreement for Purchase and Sale of a Vessel and Business
                  Assets between Europa Cruises of Florida 2, Inc. and
                  Stardancer Casino, Inc. dated December 30, 1999.

(h)      10.3.3   Agreement for the Purchase and Sale of a Vessel and Certain
                  Assets between Europasky Corporation and Stardancer Casino,
                  Inc, dated August 2, 2000.

(h)      10.3.4   Agreement for the Purchase and Sale of a Vessel between Europa
                  Cruises of Florida 1, Inc. and Stardancer Casino, Inc. dated
                  August 2, 2000.

(f)      18       Letter from BDO Seidman, LLP regarding 1995 change in
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

(h)       Filed here within


Reports on Form 8-K

On January 11, 2001, the Company filed a Form 8-K with the Securities and Exchange Commission to notify the Commission of the change of accountants for the audit of the Company's financial statements for the year ended December 31, 2000.

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

                                   EUROPA CRUISES CORPORATION


 DATE:  April 16, 2001             /s/ Deborah A. Vitale
                                   --------------------------------
                                   By: Deborah A. Vitale, President


                                   /s/ Robert Zimmerman
                                   ---------------------------------
                                   By: Robert Zimmerman


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title                                       Date

/s/Deborah A. Vitale,                                 April 16, 2001
 -----------------------------------
President and Chairman of the Board

/s/John R. Duber                                      April 16, 2001
------------------------------------
Vice President, Director

/s/Paul J. DeMattia                                   April 16, 2001
------------------------------------
Director

/s/Gregory A. Harrison                                April 16, 2001
------------------------------------
Director

/s/James Illius                                       April 16, 2001
------------------------------------
Director

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES



                                    CONTENTS



                                                                       PAGE
                                                                       ----

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS............        F-2 to F-3

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2000.............        F-4

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
YEARS ENDED DECEMBER 31, 2000 and 1999.........................        F-5

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999..........        F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
ENDED DECEMBER 31, 2000 and 1999...............................        F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................        F-8 to F-26

FRIEDMAN
ALPREN &                                               1700 BROADWAY
GREEN LLP                                              NEW YORK, NY 10019
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS           212-582-1600
                                                       FAX 212-265-4761
                                                       www.nyccpas.com



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors
of Europa Cruises Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheet of Europa Cruises Corporation and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Europa Cruises Corporation and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




                                                Friedman Alpren & Green LLP


New York, NY
January 12, 2001, except for the subsection, Hubbard Enterprises, Inc. v. EuropaSky Corporation, in Note 8, as to which the date is March 7, 2001, and the second paragraph of Note 4, as to which the date is March 24, 2001

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
of Europa Cruises Corporation and Subsidiaries


We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Europa Cruises Corporation and Subsidiaries for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholders' equity and cash flows of Europa Cruises Corporation and Subsidiaries for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.




Miami, Florida                                          BDO Seidman, LLP
March 31, 2000

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2000


ASSETS

Current assets
  Cash and cash equivalents                                                      $  1,297,083
  Accounts receivable                                                                 161,326
  Notes receivable (Note 2)                                                         4,616,722
  Prepaid insurance and other                                                          72,510
                                                                                 ------------

        Total current assets                                                        6,147,641

Property and equipment, less accumulated depreciation
  of $148,103                                                                         102,080
Land under development for dockside gaming (Note 2)                                 5,063,645
Other assets                                                                            3,439
                                                                                 ------------

                                                                                 $ 11,316,805
                                                                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                                          $    571,361
  Current maturities of long-term debt (Note 4)                                     2,294,412
                                                                                 ------------

        Total current liabilities                                                   2,865,773

Long-term debt, less current maturities (Note 4)                                    1,085,589
Other liabilities (Note 8)                                                            400,000
                                                                                 ------------

Total liabilities                                                                   4,351,362
                                                                                 ------------

Commitments and contingencies (Notes 2 and 8)                                              --

Stockholders' equity (Notes 5 and 6)
  Preferred stock, $.01 par value; shares authorized 5,000,000;
    outstanding 2,132,000 ($2,611,080 aggregate liquidation preference)                21,320
  Common stock, $.001 par value - shares authorized
    50,000,000; issued 33,707,023, outstanding 28,957,023                              33,707
  Additional paid-in capital                                                       26,521,547
  Unearned ESOP shares                                                             (5,213,439)
  Deficit                                                                         (14,207,536)
  Treasury stock, at cost, 1,250,000 shares                                          (190,156)
                                                                                 ------------

Total stockholders' equity                                                          6,965,443
                                                                                 ------------

                                                                                 $ 11,316,805
                                                                                 ============

          See accompanying notes to consolidated financial statements.

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                          2000                 1999
                                                                      ------------         ------------
REVENUES
  Gaming revenue                                                      $  1,370,342         $  4,604,291
  Charter fees                                                                  --            2,312,142
  Passenger fares                                                          174,464            1,038,086
  Food and beverage                                                         84,535              365,891
  Other (Note 10)                                                          486,745               97,978
                                                                      ------------         ------------

                                                                         2,116,086            8,418,388
                                                                      ------------         ------------

COSTS AND EXPENSES
  Vessel operating                                                       1,878,519            5,950,010
  Administrative and general                                               994,930            1,518,602
  Advertising and promotion                                                 24,742              122,336
  Depreciation and amortization (Note 3)                                   765,188            1,937,290
  Provision for sales taxes (Note 4)                                            --              200,000
  Interest, net (Note 4)                                                   256,873              826,002
  Other operating costs                                                    251,619              390,567
                                                                      ------------         ------------

                                                                         4,171,871           10,944,807
                                                                      ------------         ------------

 Net gain on sale of vessels (Note 2)                                    1,394,822            1,626,910
                                                                      ------------         ------------

 NET LOSS                                                                 (660,963)            (899,509)

 PREFERRED STOCK DIVIDENDS                                                (124,960)            (172,960)
                                                                      ------------         ------------

 NET LOSS APPLICABLE TO COMMON STOCK                                  $   (785,923)        $ (1,072,469)
                                                                      ============         ============

 PER SHARE AMOUNTS
  Net loss per common share, basic and diluted                        $       (.03)        $       (.04)
                                                                      ============         ============
  Weighted average number of common shares outstanding                  28,564,074           25,487,502
                                                                      ============         ============


          See accompanying notes to consolidated financial statements.

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (NOTES 5 AND 6)

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                             ADDITIONAL
                                             PREFERRED        COMMON           PAID-IN             UNEARNED
                                               STOCK           STOCK           CAPITAL           ESOP SHARES
                                               -----           -----           -------           -----------

Balance, January 1, 1999                     $ 26,920         $28,875        $ 25,353,679         $(5,961,564)
ESOP compensation                                  --              --            (245,625)            375,000
Preferred stock dividends                          --             281             116,462                  --
Conversion of preferred to common              (1,600)            160               1,440                  --
Issuance of common stock for cash                  --           1,613             724,200                  --
Issuance of common stock for services              --             339             132,645                  --
Conversion of debt to common stock                 --           1,750             598,250                  --
Net loss for the year                              --              --                  --                  --
                                             --------         -------        ------------         -----------

Balance, December 31, 1999                     25,320          33,018          26,681,051          (5,586,564)
ESOP compensation                                  --              --            (289,375)            373,125
Preferred stock dividends                          --             189              80,771                  --
Conversion of preferred to common              (4,000)            400               3,600                  --
Issuance of common stock for cash                  --              40              17,960                  --
Issuance of common stock for services              --              60              27,540                  --
Net loss for the year                              --              --                  --                  --
                                             --------         -------        ------------         -----------

Balance, December 31, 2000                   $ 21,320         $33,707        $ 26,521,547         $(5,213,439)
                                             ========         =======        ============         ===========




                                                                  TREASURY
                                               (DEFICIT)            STOCK              TOTAL
                                               ---------            -----              -----

Balance, January 1, 1999                     $(12,349,144)        $(190,156)        $ 6,908,610
ESOP compensation                                      --                --             129,375
Preferred stock dividends                        (172,960)               --             (56,217)
Conversion of preferred to common                      --                --                  --
Issuance of common stock for cash                      --                --             725,813
Issuance of common stock for services                  --                --             132,984
Conversion of debt to common stock                     --                --             600,000
Net loss for the year                            (899,509)               --            (899,509)
                                             ------------         ---------         -----------

Balance, December 31, 1999                    (13,421,613)         (190,156)          7,541,056
ESOP compensation                                      --                --              83,750
Preferred stock dividends                        (124,960)               --             (44,000)
Conversion of preferred to common                      --                --                  --
Issuance of common stock for cash                      --                --              18,000
Issuance of common stock for services                  --                --              27,600
Net loss for the year                            (660,963)               --            (660,963)
                                             ------------         ---------         -----------

Balance, December 31, 2000                   $(14,207,536)        $(190,156)        $ 6,965,443
                                             ============         =========         ===========


          See accompanying notes to consolidated financial statements.

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (NOTE 9)

                     YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                 2000                1999
                                                             -----------         -----------
OPERATING ACTIVITIES
  Net loss                                                   $  (660,963)        $  (899,509)
Adjustments to reconcile net loss to net cash used in
  operating activities
     Provision for sales taxes                                        --             200,000
     Depreciation and amortization                               765,188           1,937,290
     ESOP provision                                               83,750             129,375
     Net gain on sale of vessels                              (1,394,822)         (1,626,910)
     Commission accrued on sale of vessel                        (90,000)           (139,500)
     Consulting services paid with common stock                   27,600             132,984
  (Increase) decrease in:
     Accounts receivable                                          37,215             (11,404)
     Prepaid insurance and other                                  85,885             154,876
  (Decrease) increase in:
     Accounts payable and accrued expenses                      (774,142)           (847,630)
     Unearned cruise revenues                                         --             (31,595)
     Other liabilities                                          (144,283)            144,283
                                                             -----------         -----------
Cash used in operating activities                             (2,064,572)           (857,740)
                                                             -----------         -----------

INVESTING ACTIVITIES
     Net proceeds from sale of vessels                         4,171,000           1,741,500
     Purchase of property and equipment                           (2,545)            (93,136)
     Collection of notes receivable                            3,033,278                  --
     Deferred dry dock costs                                    (204,345)                 --
                                                             -----------         -----------
Cash provided by investing activities                          6,997,388           1,648,364
                                                             -----------         -----------

FINANCING ACTIVITIES
     Repayment of long-term debt                              (3,811,478)         (1,668,101)
     Repayment of due to stockholders                           (216,300)                 --
     Preferred stock dividends                                   (44,000)            (56,217)
     Proceeds from issuance of common stock for cash              18,000             725,813
                                                             -----------         -----------
Cash used in financing activities                             (4,053,778)           (998,505)
                                                             -----------         -----------
Net increase (decrease) in cash and cash equivalents             879,038            (207,881)
Cash and cash equivalents, beginning of year                     418,045             625,926
                                                             -----------         -----------
Cash and cash equivalents, end of year                       $ 1,297,083         $   418,045
                                                             ===========         ===========

          See accompanying notes to consolidated financial statements.

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND
     BUSINESS Europa Cruises Corporation and Subsidiaries (the "Company") intends to develop over 400 acres of unimproved land in Diamondhead, Mississippi, as a casino resort. The Company originally was organized to principally own, operate and promote cruise vessels offering day and evening cruises in the State of Florida. The Company's cruises included a variety of shipboard activities such as dining, casino operations, sightseeing, live music and other entertainment. In August 2000 and December 1999, the Company sold its four cruise vessels.


2.   LIQUIDITY                During the year ended December 31, 2000, the
                              Company embarked on a new strategic direction when it disposed of assets related to its cruise operations so as to focus its efforts on developing a casino resort at Diamondhead, Mississippi. The advent of new, better capitalized competition in all of the Company's ports, coupled with cash flow pressures stemming from the payments demanded by the Florida Department of Revenue as well as the Company's inability to meet its bank financing conditions all contributed to this decision. In addition, the Company concluded that the increasingly competitive nature of the cruise business in Florida required a significant investment of time and money that, given the nature of the risks involved, might not result in an acceptable return on investment. Accordingly, the Company divested itself of its cruise business during 2000 and 1999 so as to be able to concentrate its efforts on developing the property.

                              In December 1999, the Company sold two of its four cruise vessels for aggregate consideration of $6,450,000, consisting of cash of $1,800,000, a note receivable of $2,863,943 (collected in 2000) and an approximate $1,800,000 note receivable evidencing agreement by the buyer to pay, secured by an irrevocable letter of credit, the Company's $1,800,000 finance company term loan (Note 4). Commissions of $198,000 were incurred by the Company in connection with sale of the vessels. The Company realized a net gain of $1,626,910 from the sale of the vessels during 1999.

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.   LIQUIDITY
     (continued)              In August 2000, the Company sold the remaining two
                              cruise vessels for aggregate consideration of $7,300,000, consisting of cash of $1,100,000 and a note receivable of $6,200,000 secured by irrevocable letter of credits for the balance due.
                              As of December 31, 2000, $3,000,000 was still due.
                              Commissions of $219,000 were incurred in connection with the sale of these vessels. The
                              Company realized a net gain of $1,394,822 from the sale of the vessels during 2000.

                              The Company owns or has options to purchase a total of 404.5 acres of unimproved land in Diamondhead, Mississippi on which it plans to develop a casino resort. Site approval was granted by the Mississippi Gaming Commission in June 1995. The ownership and operation of a gaming business in Mississippi are subject to numerous risks and uncertainties, including but not limited to the availability of financing, licensing, and the receipt of permits from various federal, state and local agencies. This site approval is land specific, and therefore, the cost associated with obtaining this site approval has been capitalized to the cost of the land. On February 1, 1996, the Company entered into an agreement with the Hancock County Port and Harbor Commission to lease the tidelands under which the casino barges will be moored and the area under the pier from the hotel to the casinos. The lease incorporated the Memorandum of Understanding between the Mississippi Secretary of State and the Hancock County Port and Harbor Commission dated November 19, 1995, which transferred management and control of the subject tidelands to the Port and Harbor Commission and required the signing of a tenant lease within one year of signing and commencement of casino operations within three years of the signing of the memorandum. Casino operations did not commence within three years of signing of the transfer and the Tidelands Lease has expired. The Mississippi Secretary of State has indicated that he will not renew a lease with the Hancock County Port and Harbor Commission. Therefore, the Company will be required to apply directly to the Secretary of State for a new Tidelands Lease. There can be no assurance the Mississippi Secretary of State will grant a Tidelands Lease.

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   LIQUIDITY
     (continued)              Litigation brought by environmental groups,
                              neighbors, and competitors may delay regulatory approvals and the issuance of permits necessary for the construction of the casino resort. In addition, the Company is required to obtain an environmental impact statement, which has had a material adverse impact on the development. The
                              Company does not know how much it will cost or how long it will take to complete an environmental impact statement.

                              There can be no assurances that the necessary regulatory approvals can be obtained or that financing will be available. At December 31, 2000, the Company does not have the financial resources to develop its proposed Mississippi dockside gaming facility. There can be no assurances that the development will be successfully completed.

                              Dockside gaming development costs consist of the following:

                                                                                    2000
                                                                                 ----------
                              Land under development for dockside gaming         $4,868,139
                              Licenses                                               77,000
                              Engineering and costs associated with permitting      118,506
                                                                                 ----------
                                                                                 $5,063,645
                                                                                 ==========

                              The legal, financial, political, tax,
                              environmental, regulatory and competitive environment in which the Company intends to operate gaming activities is uncertain, dynamic and subject to rapid change. In addition, existing operators often support legislation and litigation designed to make it difficult or impossible for competitors to develop and operate gaming facilities. This environment makes it impossible to predict the effects, including costs, that changes in laws, rules, regulations and other variables will have on the Company's proposed dockside gaming operations.

                              The Company's cash flow during 2000 was sufficient to sustain its operations, and it believes that cash flow will continue to be sufficient. The Company, however, may be unable to meet any unusual or unanticipated cash requirements should they arise during 2001, except through the sale of stock or borrowing.

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES      Principles of Consolidation

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

                              The Company's cash balances are maintained primarily in one bank and are insured for up to $100,000 by the Federal Deposit Insurance Corporation.

                              Land Held for Development

                              Land held for development of a dockside casino is carried at the lower of cost or market, which at December 31, 2000, was at cost. Costs directly related to site development, such as licensing and permits, engineering and other costs, are capitalized to the land.

                              Dockside Gaming Development Costs

                              Preopening expenses, which consist principally of payroll and marketing costs, are expensed as incurred. Expenditures which result in acquisition of assets which benefit future periods are deferred and amortized over the period of expected future benefit.

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   SUMMARY OF SIGNIFICANT   Long-Lived Assets
     ACCOUNTING POLICIES
     (continued)              The Company reviews long-lived assets whenever
                              events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets.

                              Vessels, Equipment and Fixtures

                              Vessels were depreciated over 20 years using the straight-line method. Vessel improvements, furniture, fixtures and equipment were recorded at cost and were depreciated over their estimated useful lives (which range from two to twenty years) using the straight-line method. Expenditures for repairs and maintenance were expensed as incurred. Renovations and improvements which extended estimated useful lives were capitalized and depreciated over the period of their estimated useful life.

                              Revenues and Promotional Allowances

                              Casino revenue was the net win from gaming activities, which is the difference between gaming wins and losses. Revenue did not include the retail amount of fares, food, and beverage provided gratuitously to customers, which was $362,377 in 2000 and $1,382,761 in 1999. Passenger fares and food revenue were recognized upon completion of the voyage.

                              Employee Stock Ownership Plan

                              In August 1994, the Company established an
                              Employee Stock Ownership Plan (ESOP) financed by employer loans. Compensation expense is measured at the fair market value of shares committed to be released. Shares are committed to be released ratably over the period of employee service. Dividends, if any, are treated as follows: (1) on unallocated shares used to pay debt service are reported as a reduction of the indebtedness to the Company; (2) on unallocated shares paid to participants are reported as compensation cost and
                              (3) on allocated shares are charged to retained earnings. The Company has not paid any dividends.

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   SUMMARY OF SIGNIFICANT   Taxes on Income
     ACCOUNTING POLICIES
     (continued)              The Company accounts for income taxes using the
                              asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is recorded to reflect the uncertainty of realization of deferred tax assets.

                              Net Loss Per Common Share

                              Net loss per common share is based on the net loss after preferred stock dividends divided by the weighted average number of common shares outstanding during each year. Common shares outstanding consist of issued shares, including allocated and committed shares held by the ESOP trust, less shares held in treasury.

                              Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average of common shares outstanding during the year. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potential dilutive effect of outstanding stock options. The Company's potential common stock, such as stock purchase options, warrants and convertible preferred stock, is excluded from diluted net loss per share as their effect would be antidilutive.

                              Segment Information

                              Operating segments are components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                              The Company currently operates solely in one line of business, development of land and dockside gaming activities which relates to intended future operations.

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   SUMMARY OF SIGNIFICANT   Recent Accounting Pronouncements
     ACCOUNTING POLICIES
     (continued)              The Financial Accounting Standards Board (FASB)
                              issued Statement No. 133, "Accounting for
                              Derivative Instruments and Hedging Activities," in
                              June 1998, which was subsequently amended by Statement No. 137, "Accounting for Derivative
                              Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, " and Statement No. 138, "Accounting for Certain
                              Derivative Instruments and Certain Hedging
                              Activities." Statement No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. Adoption of these pronouncements is required for the year beginning on January 1, 2001. The Company does not invest in derivative instruments as defined by the aforementioned pronouncements and, accordingly, does not expect these pronouncements to have a material impact on the results of its operations.


4.   LONG-TERM DEBT           At December 31, 2000, long-term debt consists of:

                              Finance company term loan, principal and
                              interest of $30,360 payable monthly
                              through October 2001, including interest
                              at prime plus 1.25%, with a balloon
                              payment due of $1,430,000 on October 30,
                              2001; such payments were assumed by the buyer of
                              a vessel (Note 2)                                     $ 1,616,722


                              State of Florida Sales Tax Closing Agreement,
                              less unamortized discount based on an imputed
                              interest rate of 10% of $415,995                        1,113,279

                              State of Florida Sales Tax Closing Agreement,
                              $50,000 payable monthly                                   650,000
                                                                                    -----------

                              Total                                                   3,380,001
                              Less current maturities                                (2,294,412)
                                                                                    -----------

                                                                                    $ 1,085,589
                                                                                    ===========

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   LONG-TERM DEBT
     (continued)              On November 28, 1994, the Florida Department of
                              Revenue proposed a sales and use tax assessment, including estimated penalties and interest of approximately $7.4 million. In June 1997, the
                              Company settled with the Florida Department of Revenue for approximately $1.9 million. The settlement includes monthly payments of approximately $21,000, which were reduced to $10,476 in March 1998. The settlement requires no interest until June 2000 and at a rate of 6% per year until maturity. A balloon payment in the amount of $964,093 is due after the final installment on May 5, 2005.

                              In June 1999, the Company settled a sales and use tax assessment by the State of Florida for $1,600,000. The President and Chairman of the Board of the Company and a Director each personally guaranteed payments totaling $250,000. The Company made the final payment due under this Agreement on March 24, 2001.

                              At December 31, 2000, annual maturities of long-term debt are as follows:

                              YEAR ENDING DECEMBER 31,                       AMOUNT
                              ------------------------                       ------
                                         2001                              $2,294,412
                                         2002                                  32,818
                                         2003                                  35,780
                                         2004                                  39,011
                                         2005                                 977,980
                                         Thereafter                                --
                                                                           ----------

                                                                           $3,380,001
                                                                           ==========

                              Interest expense consists of:


                                                                  2000       1999
                                                                --------   --------

                              Interest expense and fees         $290,739   $828,792
                              Less interest income               (33,866)    (2,790)
                                                                --------   --------

                              Interest expense (net)            $256,873   $826,002
                                                                ========   ========

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   STOCKHOLDERS' EQUITY     At December 31, 2000, the Company had a stock
                              option plan and non-plan options, which are described below. The Company applies the intrinsic value method in accordance with APB Opinion 25, "Accounting For Stock Issued To Employees," and related interpretations in accounting for employee stock options. Under APB Opinion 25, no compensation cost is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

                              Non-Plan Stock Options

                              In October 2000, the Company granted 1,550,000 non-plan stock options at an exercise price of $.50 that expire in July 2005. The options granted consisted of 1,475,000 to directors and officers, 25,000 to an honorary director and 50,000 to a key employee.

                              In July 1999, the Company granted non-plan stock options at an exercise price of $1.00 that expire in July 2004. The options granted consisted of 25,000 immediately exercisable options to an Honorary Director of the Company and 50,000 immediately exercisable options to the Chief Financial Officer.

                              In April 1998, the Company granted 960,000 non-plan stock options at an exercise price of $1.00 expiring in March 2003 to certain members of the Board of Directors, officers and employees.

                              Stock Option Plan

                              On December 19, 1988, the Company adopted a stock option plan (the "Plan") for its officers and management personnel under which options could be granted to purchase up to 1,000,000 shares of the Company's common stock. Accordingly, the Company reserved for issuance 1,000,000 shares under the Plan. The option price may not be less than 100% of the market value of the shares on the date of the grant. The options expire within ten years from the date of grant.

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   STOCKHOLDERS' EQUITY     Stock Option Plan (continued)
     (continued)
                              FASB Statement 123, "Accounting For Stock-Based
                              Compensation", requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair value method. The Company estimates the fair value of each employee stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000 and 1999: expected life of 5 years, no dividend yield percent, expected volatility of 120.04% and 45.80% in 2000 and 1999 and risk-free interest rate of 5.71% and 5.73% in 2000 and 1999, respectively.

                              Under the accounting provisions of FASB Statement 123, the Company's net loss and net loss per share would have been as follows:

                                                                 2000           1999
                                                              ---------     -----------
                              Net loss
                              Applicable to    As Reported    $(785,923)    $(1,072,469)
                              Common Stock     Pro forma      $(989,379)     (1,085,969)

                              Earnings per     As Reported    $    (.03)    $      (.04)
                              common share     Pro forma      $    (.03)    $      (.04)

                              A summary of status of the Company's fixed Plan and non-plan options as of December 31, 2000 and 1999, and changes during the years ended on those dates is presented below:


                                                                    December 31, 2000          December 31, 1999
                                                                  ---------------------      ----------------------
                                                                               Weighted                    Weighted
                                                                                Average                     Average
                                                                               Exercise                    Exercise
                                                                   Shares        Price        Shares         Price
                                                                   ------        -----        ------         -----

                             Outstanding at beginning of year     2,585,000    $   .85       2,910,000       $ .97
                             Granted                              1,550,000        .50          75,000        1.00
                             Exercised                                   --         --              --          --
                             Forfeited                                   --         --        (400,000)      (1.69)
                                                                  ---------    -------       ---------       -----
                             Outstanding at end of year           4,135,000    $   .72       2,585,000       $ .85
                                                                  ---------    -------       ---------       -----
                             Options exercisable at year-end      4,135,000         --       2,585,000          --
                             Weighted-average fair value of
                             options granted during the year             --    $   .13              --       $ .18
                                                                               =======                       =====

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   STOCKHOLDERS' EQUITY     Stock Option Plan (continued)
     (continued)
                              The following table summarizes information about stock options outstanding at December 31, 2000:

                                                             Options Outstanding                  Options Exercisable
                                                 -----------------------------------------      ------------------------
                                                                   Weighted-
                                                    Number          Average       Weighted        Number       Weighted-
                                 Range of        Outstanding       Remaining       Average      Exercisable     Average
                                 Exercise             At          Contractual     Exercise          At          Exercise
                                  Prices           12/31/00          Life           Price        12/31/00        Price
                                  ------           --------          ----           -----        --------        -----

                               $.50 - $1.00       4,135,000          2.52           $ .72        4,135,000       $ .72
                                                  =========          ====           =====        =========       =====

                              Preferred Stock

                              On June 14, 1993, the Company issued to
                              AustroInvest International Inc. 926,000 shares of $.01 par value Series S Voting, Non-Convertible Preferred Stock in exchange for proceeds of $1,000,080. Cumulative three percent per annum dividends are payable quarterly. These shares may be redeemed at the option of the Company at $1.08 per share plus 1.08 cents per share for each quarter that such shares are outstanding. The shares also have a $1.08 per share preference in involuntary liquidation. At December 31, 2000, outstanding Series S preferred stock totaled 926,000 shares. In addition, no cumulative dividends were in arrears at December 31, 2000.

                              On September 13, 1993, the Company issued to Serco International Limited (a wholly owned subsidiary of AustroInvest International Inc. and a stockholder of the Company) 900,000 shares of its $.01 par value Series S-NR Voting, Non-Convertible, Non-Redeemable, Preferred Stock, in exchange for proceeds of $999,000. Non-cumulative three percent per annum dividends are payable quarterly. Upon involuntary liquidation of the Company, the liquidation preference of each share is $1.11. At December 31, 2000, outstanding Series S-NR preferred stock totaled 900,000 shares.

                              In March 1994, the Company offered, pursuant to Regulation S, one million units at $5.50 per unit, each unit consisting of one share of the Company's $.001 par value common stock and two shares of the Company's Series S-PIK Junior, cumulative, convertible, non-redeemable, non-voting $.01 par value preferred stock. Each share of Series S-PIK preferred stock is convertible into one share of the

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   STOCKHOLDERS' EQUITY
     (continued)              Preferred Stock (continued)

                              Company's voting common stock, at any time after February 15, 1995. During 2000 and 1999, 400,000 and 160,000 of these shares were converted to 400,000 and 160,000 common shares, respectively. The Series S-PIK preferred stock ranks junior to the Series S and Series S-NR preferred shares as to the distribution of assets upon liquidation, dissolution or winding up of the Company. Upon liquidation of the Company, the S-PIK preferred stock will have a liquidation preference of $2.00 per share. A cumulative quarterly dividend of $0.04 per share is payable on the Series S-PIK preferred stock. During 2000, the Company paid $80,960 of the total preferred dividend of $124,960 with approximately 189,000 shares of its common stock. During 1999, the Company paid $116,743 of the total preferred dividend of $172,960 with 281,245 shares of its common stock. At December 31, 2000, outstanding Series S-PIK Junior preferred stock totaled 306,000 shares. In addition, no cumulative dividends were in arrears at December 31, 2000.

                              Other

                              In connection with a refinancing in 1996, the Company granted to First Union National Bank five-year warrants to purchase an aggregate 200,000 shares of the Company's common stock at $2 per share.

                              During 2000, the Company issued 40,000 shares of common stock in exchange for cash of approximately $18,000 and 60,000 shares of common stock in exchange for approximately $27,600 of services.

                              During 1999, the Company issued 1,612,917 shares of common stock in exchange for cash of approximately $725,813, 1,750,000 shares of common stock as repayment for $600,000 of debt and 338,695 shares of common stock in exchange for approximately $132,984 in services.

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   EMPLOYEE STOCK
     OWNERSHIP                The Company's employee stock ownership plan (ESOP)
                              is intended to be a qualified retirement plan and an employee stock ownership plan. All employees having one year of service are eligible to participate in the ESOP. The ESOP was funded by several 20-year, 8% promissory notes issued by the Company. The shares of common stock are pledged to the Company as security for the loans. The promissory notes are payable from the proceeds of annual contributions made by the Company to the ESOP.

                              Shares are allocated to the participants' accounts in relation to repayments of the loans from the Company. At December 31, 2000, 1,500,000 shares have been legally released, of which 1,250,000 have been allocated to participants' accounts. The remaining 250,000 are in the process of being allocated to participants' accounts in 2001. At December 31, 2000, shares with a fair market value of $630,000 are unearned.

                              The Company recognized net compensation expense equal to the shares allocated multiplied by the fair value of each share less any dividends received by the ESOP on unallocated shares. Compensation expense related to the ESOP for 2000 and 1999 was $83,750 and $129,375, respectively. The unearned ESOP shares in stockholders' equity represented deferred compensation expense to be recognized by the Company in future years as additional shares are allocated to participants.


7.   INCOME TAXES             At December 31, 2000, the Company had net
                              operating loss carryforwards for income taxes of approximately $11.8 million, which expire during various periods through 2020. Changes in ownership of greater than fifty percent, which occurred as a result of the Company's issuances of common and preferred stock, may result in an annual limitation of approximately $1,200,000 being imposed upon the future utilization of approximately $7.9 million of the net operating losses for tax purposes.

                              Realization of deferred income taxes as of December 31, 2000 was not considered likely. Therefore, no deferred tax asset is recorded.

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   COMMITMENTS AND          Leases
     CONTINGENCIES
                              The Company leases certain port facilities, sales and office space and office equipment under lease agreements which expire through 2003. The leases generally contain renewal options and require that the Company pay for utilities, insurance, property taxes, rental expense and maintenance. The Company currently leases office space and dockage in Florida and in Diamondhead, Mississippi. Rental expense, which is primarily based on a per paid passenger basis, aggregated approximately $251,108 and $484,000 in 2000 and 1999, respectively.

                              During 2000 and 1999, the Company sold all cruise vessels and assigned and subleased all the leases for dock space. The Company is contingently liable if payments are not made.

                              Minimum rental obligations under all noncancelable operating leases, exclusive of minimum annual sublease income of $285,468, with original terms of one year or more as of December 31, 2000 are as follows:

                              YEAR ENDING DECEMBER 31             AMOUNT
                              -----------------------             ------

                                         2001                   $  629,000
                                         2002                      372,000
                                         2003                      212,000
                                                                ----------

                                                                $1,213,000
                                                                ==========

                              Gaming Concession Agreement

                              On June 19, 1994, the Company entered into a
                              Management Agreement with Casinos Austria Maritime Corporation ("CAMC") to operate, on an exclusive basis, all of the proposed dockside gaming casinos in the State of Mississippi. If the Company enters into a joint venture arrangement pursuant to which the joint venture partner acquires a controlling interest, the agreement with CAMC will terminate. The Management Agreement is for a term of five years beginning when the casino resort becomes operational and provides for the payment of an operational term management fee based on a percentage of gross gaming revenues, as defined.

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   COMMITMENTS AND          Litigation
     CONTINGENCIES
     (continued)              Through December 31, 1993, the Company leased a
                              vessel (the Europa Jet) under a bareboat charter party agreement with Sea Lane Bahamas (Marne), an entity in which the Company previously owned a twenty percent interest. As a result of continued unprofitable operations of the Europa Jet during the first quarter of 1993, the Company negotiated a lease settlement with Marne whereby the lease was terminated as of December 31, 1993 in exchange for payment of outstanding lease charges of $888,000, paid as of December 31, 1995.

                              The Company's liability for alleged damages arising out of the condition of the Europa Jet upon its redelivery is in dispute. The lessor claims the liability for damages to the Europa Jet under the charterparty agreement is in excess of $1 million. The Company and the lessor were unable to settle this dispute with respect to the condition of the Europa Jet when it was redelivered, and the amount of the Company's remaining obligation, if any, has not yet been determined. During 1995, the Europa Jet sank off the coast of Florida in a hurricane. The Company has previously accrued approximately $400,000 in anticipated settlement of the matter. The Company believes that its ultimate liability with respect to this matter will be immaterial to its consolidated financial condition.

                              Liberis

                              Charles S. Liberis, the founder of the Company and former Chairperson of the Board of Directors, has filed several civil actions seeking compensatory, punitive, treble damages and attorneys' fees against the Company, its directors and officers, and others, one of which is still pending.

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   COMMITMENTS AND          Litigation (continued)
     CONTINGENCIES
     (continued)              Friends of the Earth, Inc. and Gulf Islands
                              Conservancy, Inc. v. United States Army Corps of
                              Engineers

                              On March 27, 1998, Friends of the Earth, Inc. and Gulf Islands Conservancy, Inc. filed a Complaint against the United States Army Corps of Engineers ("Corps of Engineers"), alleging the Corps of Engineers' approval of the Company's permit without prior preparation of an environmental impact statement to be in violation of the National Environmental Policy Act and applicable regulations. The lawsuit seeks to enjoin the Corps of Engineers from permitting the Company or its successors-in-interest and all other casino developers from proceeding with future development of any dockside gambling facilities or related infrastructure in certain areas, until the Corps of Engineers prepared an environmental impact statement. The Company was not named as a party in the action, but was permitted to intervene as a party defendant in the action.

                              On August 10, 2000, the Court found that the Corps of Engineers, in granting permits without the preparation of environmental impact statements, violated the National Environmental Policy Act and its implementing regulations. The Court found that the Corps of Engineers failed to adequately consider a number of the potential impacts of the projects and ordered the preparation of environmental impact statements.

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

                              Galveston Independent School District, et al. v. Europa Cruise Lines of Texas, Inc. et al.

                              In 1995, the Galveston Independent School District filed a Petition in the District Court of Galveston County, Texas for ad valorem taxes allegedly due for the year 1990 in the principal amount of $211,470 and for interest and penalties in the amount of $177,635. The Company maintains that it is not liable for this alleged tax.

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   COMMITMENTS AND          Litigation (continued)
     CONTINGENCIES
     (continued)              Hubbard Enterprises, Inc. v. EuropaSky Corporation

                              In May 1999, Hubbard Enterprises, Inc., the landlord for the Madeira Beach port, filed a Complaint against EuropaSky Corporation (a wholly-owned subsidiary of the Company) claiming that the Company is required to pay a rental fee for both paying and non-paying passengers as opposed to only paying passengers. In June 1999, the Company filed an answer denying the contention and filed a Counterclaim for tortious interference in business relations and breach of contract. On March 7, 2000, the Court dismissed Hubbard's complaint and adopted the proposed Findings of Fact submitted by the Company. The plaintiff appealed this decision and, on February 28, 2001, the Court of Appeals ruled that the March 7, 2000 Order was not a final order and ordered Hubbard to show cause, within twenty days, why the appeal should not be dismissed. On March 7, 2001, Hubbard filed a Response to the Order to Show Cause. The Company intends to pursue its claims against Hubbard.

                              William Poulos, et al. v. Ambassador Cruise Lines, Inc., et al.

                              In November 1994, William Poulos filed a class action lawsuit on behalf of himself and all others similarly situated against the owners, operators and distributors of cruise ship casinos which utilized casino video poker machines and electronic slot machines, including the Company. The plaintiff had filed a similar action against most major, land-based casino operators in the United States. The plaintiff contends in both actions that the defendant owners and operators of casinos, including cruise ship casinos, along with the distributors and manufacturers of video poker machines and electronic slot machines, have engaged in a course of fraudulent and misleading conduct intended to induce people to play their machines based on a false understanding that the machines operate in a truly random fashion. The plaintiff seeks damages in excess of $1 billion dollars against all defendants.

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   COMMITMENTS AND          Litigation (continued)
     CONTINGENCIES
     (continued)              In September 1995, the case was transferred to the
                              United States District Court for the District of
                              Nevada, Southern Division. Accordingly, the case against Europa and the other defendants in the cruise ship industry will be litigated and perhaps tried together with those cases now pending against the land-based casino operators and the manufacturers, assemblers and distributors of gaming equipment. Management believes the Nevada forum provides a more favorable forum in which to litigate the issues raised in the Complaint. The
                              Company is sharing the cost of litigation in this matter with other defendants. Management believes there is no support for plaintiff's factual claims and the Company intends to vigorously defend this lawsuit.

                              Any of the above-described litigation pending against the Company may have an adverse impact on the Company's ability to secure financing for its planned Mississippi project and on licensing by the Mississippi Gaming Commission. The ultimate outcome of these matters cannot presently be determined. Accordingly, the accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.


9.   SUPPLEMENTAL
     CASH FLOW                Supplemental schedules of interest paid are as
                              follows:

                                                                              2000           1999
                                                                           ----------     ----------

                               Cash paid for interest                      $  305,000     $  686,000

                                 Non-cash transactions are as follows:

                                                                              2000           1999
                                                                           ----------     ----------
                               Notes receivable from
                                  sales of vessels                         $6,200,000     $4,650,000
                               Preferred stock dividends paid with
                                  shares of common stock                       80,960        116,743
                               Sales tax provision                                 --        200,000
                               Issuance of common stock upon
                                  conversion of debt                               --        600,000

                           EUROPA CRUISES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  OTHER REVENUE            Other revenue consists of the following:

                                                            2000        1999
                                                          --------     -------

                               Sublease of dock space     $286,990     $    --
                               Forgiveness of debt          31,492          --
                               Labor settlement             90,057          --
                               Other                        78,206      97,978
                                                          --------     -------

                                                          $486,745     $97,978
                                                          ========     =======

                              During 2000, the Company negotiated a reduction of its liability arising from a 1999 Department of Labor assessment for back wages, resulting in other income in the amount of $90,057. In addition, the Company settled a longstanding equipment lease obligation with Casinos Austria for $31,492 less than the liability previously accrued. In accordance with an agreement entered into between the Company and Big "M" Casino, Inc. assigning the lease for the Ft. Myers dock, a note payable to Kiric Investments, Inc., the Company's previous landlord in Ft. Myers, was paid in full by Big "M" Casino, Inc., giving rise to other income in the amount of $129,889. This amount is included in income from sublease of dock space.

11.  FAIR VALUE OF
     FINANCIAL INSTRUMENTS    FASB Statement No. 107 requires estimated fair
                              value amounts to be determined by the Company's management using available market information and other valuation methods.

                              The Company's financial instruments consist principally of cash and cash equivalents, accounts and notes receivable and long-term debt. The carrying amounts of such financial instruments approximated fair value at December 31, 2000.