Form 10QSB
period 2001-03-31
EUROPA CRUISES CORP
filed 2001-05-11
CIK 844887

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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
    (State of Incorporation)                              (I.R.S. EIN)


           150-153RD AVENUE, SUITE 202, MADEIRA BEACH, FLORIDA 33708
                    (Address of principal executive offices)

Registrant's telephone number, including area code: 727/393-2885 Extension 312

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: Number of Shares Outstanding at May 2, 2001: 29,119,938.

                               TABLE OF CONTENTS



                                              PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

        Condensed Consolidated Statements of Operations for the Three Months
        Ended March 31, 2001 and March 31, 2000.................................................               4

        Condensed Consolidated Balance Sheet as of March 31, 2001...............................             5-6

        Condensed Consolidated Statements of Cash Flows for the Three Months Ended
        March 31, 2001 and March 31, 2000.......................................................             7-8

        Notes to Condensed Consolidated Financial Statements....................................            9-10

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS

        Results of Operations for the Three Months Ended March 31, 2001.........................           10-11


                                                PART II: OTHER INFORMATION

ITEM 1   Legal Proceedings .....................................................................              12

ITEM 4   Submission of Matters to a Vote of Security Holders ...................................              12

ITEM 5   Options Granted........................................................................              12

ITEM 6   Exhibits and Reports on Form 8-K.......................................................              12

                         PART I - FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS

         The financial results for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of Management, the information contained herein reflects all adjustments necessary to make the financial results for the interim periods a fair statement. All such adjustments are of a normal recurring nature.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form-10QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form-10KSB for the year ended December 31, 2000.

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               THREE MONTHS ENDED MARCH 31
                                           -----------------------------------
                                               2001                   2000
                                           ------------           ------------
Revenues:

Associated with Vessel Operations          $         --           $    706,174

Dock Lease Income                                67,329                     --

Interest Earned on Invested Cash                 25,264

Other                                            11,218                  2,774
                                           ------------           ------------

                                                103,811                708,948
                                           ------------           ------------


Costs and Expenses:

Associated with Vessel Operations                    --                979,849

General and Administrative                      200,789                272,505

Depreciation and Amortization                     3,100                 43,880

Interest, net                                    24,092                 92,946

Other                                            36,875                 75,869
                                           ------------           ------------

                                                264,856              1,465,049
                                           ------------           ------------


Net loss                                       (161,045)              (756,101)


Preferred Stock Dividends                       (27,240)               (43,240)
                                           ------------           ------------

Net Loss Applicable to
Common Stock                               $   (188,285)          $   (799,341)
                                           ------------           ------------

Loss Per Share,
Basic and Diluted                          $      (.006)          $      (.028)
                                           ------------           ------------

Weighted Average Number of
Common Shares Outstanding                    29,025,857             28,060,093
                                           ------------           ------------

See accompanying notes to condensed consolidated financial statements.

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS

                                     MARCH 31, 2001
                                     --------------
Current Assets:

Cash and Cash Equivalents              $ 2,509,235

Accounts Receivable                        166,724

Notes Receivable                         2,367,653

Prepaid Insurance and Other                 72,249
                                       -----------

Total Current Assets                     5,115,861

Equipment and Fixtures,
Less Accumulated Depreciation               98,980

Land Held for Development-
Dockside Gaming                          5,063,645

Other Assets                                 3,439
                                       -----------

                                       $10,281,925
                                       ===========

See accompanying notes to condensed consolidated financial statements.

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      MARCH 31, 2001
                                                      --------------
Current Liabilities:

Accounts Payable and Accrued Liabilities               $    392,053

Current Maturities of Long-Term  Debt                     1,598,633
                                                       ------------

   Total Current Liabilities                              1,990,686

Long-Term Debt Less Current Maturities                    1,074,964

Other Liabilities                                           400,000
                                                       ------------

Total Liabilities                                         3,465,650
                                                       ------------

Stockholders' Equity:

Preferred Stock, $.01 par value;
Shares Authorized: 5,000,000
Shares Outstanding: 2,132,000
Aggregate Liquidation Preference ($2,611,080)                21,320

Common Stock, $.001 par value;
Shares Authorized:  50,000,000
Shares Issued:      33,778,975                               33,779
Shares Outstanding: 29,091,475

Additional Paid-In-Capital:                              26,466,841

Unearned ESOP Shares                                     (5,119,689)

Deficit                                                 (14,395,820)

Treasury Stock, at Cost,
1,250,000 Shares                                           (190,156)
                                                       ------------

Total Stockholders' Equity                                6,816,275
                                                       ------------

                                                       $ 10,281,925
                                                       ============

See accompanying notes to condensed consolidated financial statements.

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------------

                                                        2001                  2000
                                                    ------------          ------------
Operating Activities:

Net Loss                                            $   (161,045)         $   (756,101)

Adjustments to reconcile net loss
to net cash used in
operating activities:

Depreciation and Amortization                              3,100               257,667

Release of ESOP Shares                                    26,875                30,000

Decrease (increase) in:

  Accounts Receivable                                     (5,398)              (22,328)

  Prepaid and Other Assets                                   261                60,964

Decrease in:

  Accounts Payable and Accrued Liabilities              (179,308)             (941,767)
                                                    ------------          ------------


Cash used in
Operating Activities:                                   (315,515)           (1,371,565)
                                                    ------------          ------------

Investing Activities

  Collection of Notes Receivable                       2,249,069             2,908,527

  Purchases of Property and Equipment                         --                (7,381)
                                                    ------------          ------------

Cash Provided by Investing
Activities:                                            2,249,069             2,901,146
                                                    ------------          ------------

See accompanying notes to condensed consolidated financial statements.

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED MARCH  31,
                                                    ----------------------------------

                                                        2001                  2000
                                                    ------------          ------------
Financing Activities:

  Proceeds from issuance of common stock            $         --          $     18,000

  Payment of Notes and long-term debt, net              (706,402)             (456,979)
  of refinance costs

  Preferred stock dividends                              (15,000)                   --
                                                    ------------          ------------

Cash used in
financing activities:                                   (721,402)             (438,979)
                                                    ------------          ------------

Net increase in cash
and cash equivalents                                   1,212,152             1,090,602

Cash and cash equivalents,
beginning of period                                    1,297,083               418,045
                                                    ------------          ------------

Cash and cash equivalents,
end of period                                       $  2,509,235          $  1,508,647
                                                    ------------          ------------

See accompanying notes to condensed consolidated financial statements.

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

(A) REVENUE ASSOCIATED WITH VESSEL OPERATIONS

Revenue associated with vessel operating activities in 2000 consisted of the net win from gaming activities, which is the difference between gaming wins and losses, passenger fares, and food and beverage sales. Revenue did not include the retail amount of fares, food and beverage provided gratuitously to customers, which amounted to $171,060 for the three months ended March 31, 2000. The Company did not operate any vessels in 2001 and, accordingly, there are no revenues associated with vessel operations for the period.

(B) COSTS AND EXPENSES ASSOCIATED WITH VESSEL OPERATIONS

Costs and expenses associated with vessel operating activities in 2000 include vessel operating expenses in the amount of $753,665, depreciation and amortization of vessels, related equipment, and deferred drydock expenses in the amount of $213,787, and advertising and promotional expenses of $12,397. The Company operated no vessels in 2001 and, accordingly, incurred no expenses associated with vessel operations for the period.

(C) OTHER OPERATING COSTS

Other operating costs consist of the following:

THREE MONTHS ENDED MARCH 31          2001            2000
                                    ------          ------
ESOP Provision                      26,875          30,000
Other                               10,000          45,869
                                    ------          ------
                                    36,875          75,869
                                    ======          ======

NOTE 2. EARNINGS (LOSS) PER SHARE

Net earnings/(loss) per common share is based on the net income/(loss) after preferred stock dividends divided by the weighted average number of common shares outstanding during each period. Common shares outstanding includes issued shares less shares held in treasury and un-allocated and uncommitted shares held by the ESOP trust.

The Company's potentially issuable shares of common stock pursuant to outstanding stock purchase options and warrants and convertible preferred stock are excluded from the Company's computation as their effect would be antidilutive to the Company's net (loss) per share.

Common Shares outstanding includes:
Issued Shares                                           33,778,975
Less: Treasury Shares                                   (1,250,000)
         Unallocated, uncommitted ESOP Shares           (3,437,500)
                                                        ----------
Outstanding Shares                                      29,091,475
                                                        ----------

NOTE 3. MATERIAL CONTINGENCIES

No new material contingencies have arisen during the three months ended March 31, 2001 that were not reported in the Company's annual report on Form-10KSB for the year ended December 31, 2000. No change of a material nature has occurred with respect to any contingency which was reported therein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND FINANCIAL RESULTS

FINANCIAL RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001

The Company's first and foremost priority is the development of the Diamondhead, Mississippi, casino resort. In the opinion of the current Board, this project holds the greatest potential for increasing shareholder value. The Company's management, financial resources, and assets will be devoted towards the development of this goal.

In 2000, due to the state of the cruise-to-nowhere industry in Florida and the political climate and competition, management divested itself from all vessel operations by selling its last two remaining vessels, the M/V Europa Sky and the M/V Europa Star, in August of 2000.

As of June 1, 2000, the Company assigned its dock lease in Ft. Myers Beach, Florida, to an unrelated operator. The terms of the Agreement require this operator to assume all costs associated with the Company's original lease, including a balloon payment which was made in September 2000 in the approximate amount of $105,600 for improvements made to the dock. In addition, the Agreement calls for Europa to receive payments of approximately $22,400 per month.

REVENUES

The Company earned total revenues of $103,811 for the three months ended March 31, 2001 which consisted primarily of lease income derived from the lease of the Ft. Myers dock facility and interest on invested cash. During the same period one year ago, the Company earned total revenues of $708,948 derived primarily through vessel operations aboard the M/V Europa Sky. The M/V Europa Star did not operate at any time during 2000 prior to its sale.

COSTS AND EXPENSES

Costs incurred for the three months ended March 31, 2001 totaled $264,856 of which $200,789 were administrative in nature. For the same period one year ago, costs totaled $1,465,049, of which $979,849 were associated with vessel operations and $272,505 were administrative in nature.

During the current quarter, general and administrative expenses included approximately $35,000 of one-time, non-repetitive costs.

Interest expense declined from $92,946 in 2000 to $24,092 in 2001, a decrease of $68,854. The decrease is due to the extinguishment of the debt owing to First Union National Bank. The Company retired that note in November 2000.

LIQUIDITY AND CAPITAL RESOURCES

In the first three months of 2001, the Company was able to meet its normal operating costs and expenses through use of its cash on hand. During the quarter, the Company received cash payments on the sales of the M/V Europa Sky and M/V Europa Star in the amount of $2,200,000. As of May 2, 2001, the Company had received the remaining $800,000 due on the transaction. Funds received during the quarter ended March 31, 2001 were used to reduce debt by $656,973, fund costs and expenses in excess of current revenues, and increase available cash by $1,212,152. Of the $656,973 in debt reduction, $650,000 was used to fully satisfy the amount due the Florida Department of Revenue pursuant to the settlement agreement reached for the audit period April 1, 1993 through March 31, 1998.

The Company remains liable to the Florida Department of Revenue for audit assessments stemming from the audit periods February 1, 1989 through June 30, 1994. The terms of that settlement call for the Company to make monthly payments in the amount of $10,475 through May 2005, with a final balloon payment in the amount of $964,093 due thereafter. The only other debt of the Company consists of a note payable to debis Financial Services in the amount of $1,567,653, which is being paid on behalf of the Company by Stardancer Casino, Inc. pursuant to the sale agreement for the M/V Europa Sun.

The Company expects that ongoing cash requirements associated with administration, debt service and preliminary expenses associated with the Mississippi project, will exceed cash generated by revenues in future quarters. However, in the opinion of management, the Company will be able to support its ongoing cash requirements through the use of current revenues in addition to use of cash reserves currently on hand.

CAPITAL EXPENDITURE REQUIREMENTS

During the year 2001, the Company expects to retain an engineering firm to draft an Environmental Impact Statement (EIS) for its Diamondhead, Mississippi property. Estimates for an EIS range from $250,000 to $400,000. In addition, the Company expects to begin construction of a road across an adjoining property on which the Company has an easement. The cost of such construction is unknown at this time.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See note 3 to the condensed consolidated financial statements.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

Item 5. OPTIONS GRANTED

At a meeting of the Board of Directors, held on March 27, 2001, 550,000 options to purchase shares of the Company's common stock were awarded to Directors of the Company. On April 18, 2001, a total of 1,450,000 options expired. Of these, 800,000 had been issued to Deborah A. Vitale, President and Chairman of the Board of Directors. On April 11, 2001, the Board awarded 800,000 options to purchase shares of the Company's common stock to Ms. Vitale.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                      EUROPA CRUISES CORPORATION


DATE: May 11, 2001                    /s/ DEBORAH A. VITALE
                                      --------------------------------------
                                      By: Deborah A. Vitale
                                      President

                                      /s/ ROBERT ZIMMERMAN
                                      --------------------------------------
                                      By: Robert Zimmerman
                                      Chief Financial Officer