Form 10QSB
period 2001-06-30
EUROPA CRUISES CORP
filed 2001-08-10
CIK 844887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Registrant’s telephone number, including area code: 727/393-2885 Extension 312

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of Shares Outstanding at July 29, 2001: 29,207,687.

PART 1: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2001 and June 30, 2000	4

	Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2001 and June 30, 2000	5

	Condensed Consolidated Balance Sheet as of June 30, 2001	6-7

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and June 30, 2000	8-9

	Notes to Condensed Consolidated Financial Statements	10-11

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

	RESULTS

	Results of Operations for the Three Months Ended June 30, 2001	12

	Results of Operations for the Six Months Ended June 30, 2001	13

PART II: OTHER INFORMATION

ITEM 1	Legal Proceedings	14

ITEM 4	Submission of Matters to a Vote of Security Holders	14

ITEM 5	Options Granted	14

ITEM 6	Exhibits and Reports on Form 8-K	14

PART I — FINANCIAL INFORMATION

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form-10QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form-10KSB for the year ended December 31, 2000.

EUROPA CRUISES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30

	2001	2000

Revenues:

Associated with Vessel Operations	$—		$656,294

Dock Lease Income	67,329		22,443

Interest Earned on Invested Cash	35,338		—

Other	1,242		146,039

	103,909		824,776

Costs and Expenses:

Associated with Vessel Operations	—		872,740

General and Administrative	196,513		265,323

Depreciation and Amortization	3,000		3,775

Interest, net	23,932		81,796

Other	64,367		94,806

	287,812		1,318,440

Gain on Sale of Assets	2,750		—

Net loss	(181,153)		(493,664)

Preferred Stock Dividends	(27,240)		(27,240)

Net Loss Applicable to Common Stock	$(208,393)		$(520,904)

Loss Per Share, Basic and Diluted	$(.007)	$	( .018)

Weighted Average Number of Common Shares Outstanding	29,131,233		28,499,685

See accompanying notes to condensed consolidated financial statements.

EUROPA CRUISES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30

	2001	2000

Revenues:

Associated with Vessel Operations	$—	$1,362,468

Dock Lease Income	134,658	22,443

Interest Earned on Invested Cash	60,602	—

Other	12,460	148,813

	207,720	1,533,724

Costs and Expenses:

Associated with Vessel Operations	—	1,879,298

General and Administrative	397,302	511,119

Depreciation and Amortization	6,100	47,655

Interest, net	48,024	174,742

Other	101,242	170,675

	552,668	2,783,489

Gain on Sale of Assets	2,750	—

Net loss	(342,198)	(1,249,765)

Preferred Stock Dividends	(54,480)	(70,480)

Net Loss Applicable to Common Stock	$(396,678)	$(1,320,245)

Loss Per Share, Basic and Diluted	$(.014)	$(.047)

Weighted Average Number of Common Shares Outstanding	29,078,545	28,279,899

See accompanying notes to condensed consolidated financial statements.

EUROPA CRUISES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS

JUNE 30, 2001

Current Assets:

Cash and Cash Equivalents	$3,063,063

Accounts Receivable	170,664

Notes Receivable	1,517,284

Prepaid Insurance and Other	68,589

Total Current Assets	4,819,600

Equipment and Fixtures, Less Accumulated Depreciation	95,980

Land Held for Development- Dockside Gaming	5,063,645

Other Assets	3,439

$9,982,664

See accompanying notes to condensed consolidated financial statements.

EUROPA CRUISES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

JUNE 30, 2001

Current Liabilities:

Accounts Payable and Accrued Liabilities	$255,779

Current Maturities of Long-Term Debt	1,548,942

Unearned Revenue	23,790

Total Current Liabilities	1,828,511

Long-Term Debt Less Current Maturities	1,066,791

Other Liabilities	400,000

Total Liabilities	3,295,302

Stockholders’ Equity:

Preferred Stock, $.01 par value;

Shares Authorized: 5,000,000

Shares Outstanding: 2,122,000

Aggregate Liquidation Preference ($2,591,080)	21,220

Common Stock, $.001 par value;

Shares Authorized: 50,000,000

Shares Issued: 33,832,687	33,833

Shares Outstanding: 29,207,687

Additional Paid-In-Capital:	26,458,803

Unearned ESOP Shares	(5,032,125)

Deficit	(14,604,213)

Treasury Stock, at Cost, 1,250,000 Shares	(190,156)

Total Stockholders’ Equity	6,687,362

$9,982,664

See accompanying notes to condensed consolidated financial statements.

EUROPA CRUISES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,

	2001	2000

Operating Activities:

Net (Loss)	$(342,198)	$(1,249,765)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and Amortization	6,100	432,955

Release of ESOP Shares	80,000	57,500

Gain on Sale of Assets	(2,750)	—

Services paid in Common Stock	1,875

Decrease (increase) in:

Accounts Receivable	(9,338)	11,116

Prepaid and Other Assets	3,921	98,340

Increase (decrease) in:

Accounts Payable and Accrued Liabilities	(315,582)	(962,014)

Unearned Revenues	23,790	23,790

Other Liabilities	—	(90,340)

Cash (used) in Operating Activities:	(554,182)	(1,678,418)

Investing Activities

Proceeds from Sale of Assets	2,750	—

Collection of Notes Receivable	3,099,440	2,954,293

See accompanying notes to condensed consolidated financial statements

EUROPA CRUISES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,

	2001	2000

Purchases of Property and Equipment	$—	$(9,927)

Deferred Costs and Other	—	(200,287)

Cash Provided by Investing Activities:	3,102,190	2,744,079

Financing Activities:

Proceeds from issuance of common stock	—	18,000

Payment of Notes and long-term debt, net	(764,268)	(795,516)

of refinance costs

Preferred stock dividends	(17,760)	(14,000)

Cash (used) in financing activities:	(782,028)	(791,516)

Net increase in cash and cash equivalents	1,765,980	274,145

Cash and cash equivalents, beginning of period	1,297,083	418,045

Cash and cash equivalents, end of period	$3,063,063	$692,190

See accompanying notes to condensed consolidated financial statements.

EUROPA CRUISES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

(a) Revenue Associated with Vessel Operations

Revenue associated with vessel operating activities in 2000 consisted of the net win from gaming activities, which is the difference between gaming wins and losses, passenger fares, and food and beverage sales. Revenue did not include the retail amount of fares, food and beverage provided gratuitously to customers, which amounted to $126,076 for the three months ended June 30, 2000, and $297,136 for the six months ended June 30, 2000. The Company did not operate any vessels in 2001 and, accordingly, there are no revenues associated with vessel operations for the period.

(b) Costs and Expenses Associated with Vessel Operations

Costs and expenses associated with vessel operating activities in 2000 consisted of the following:

	Three Months	Six Months
	Ended June 30	Ended June 30

Vessel operating expenses	$694,016	$1,474,390

Depreciation of vessels, related equipment and amortization of dry dock expenses	171,513	385,300

Advertising and Promotional expense	7,211	19,608

	$872,740	$1,879,298

The Company did not operate vessels in 2001 and, accordingly, incurred no expenses associated with vessel operations for the period.

(c) Other Operating Costs

Other operating costs consist of the following:

Three months ended June 30	2001	2000

ESOP Provision	$53,125	$27,500

Other	11,242	67,306

	$64,367	$94,806

Six months ended June 30	2001	2000

ESOP Provision	$80,000	$57,500

Other	21,242	113,175

	$101,242	$170,675

Note 2. Earnings (Loss) per Share

Net (loss) per common share is based on the net (loss) after preferred stock dividends divided by the weighted average number of common shares outstanding during each period. Common shares outstanding includes issued shares less shares held in treasury and unallocated and uncommitted shares held by the ESOP trust.

The Company’s potentially issuable shares of common stock pursuant to outstanding stock purchase options and warrants and convertible preferred stock are excluded from the Company’s computation as their effect would be antidilutive to the Company’s net (loss) per share.

Common Shares outstanding includes:

Issued Shares	33,832,687

Less: Treasury Shares	(1,250,000)

Unallocated, uncommitted ESOP Shares	(3,375,000)

Outstanding Shares	29,207,687

Note 3. Material Contingencies

No new material contingencies have arisen during the six months ended June 30, 2001 that were not reported in the Company’s annual report on Form-10KSB for the year ended December 31, 2000. No change of a material nature has occurred with respect to any contingency which was reported therein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND FINANCIAL RESULTS

FINANCIAL RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2001

The Company’s first and foremost priority is the development of the Diamondhead, Mississippi, casino resort. In the opinion of the current Board, this project holds the greatest potential for increasing shareholder value. The Company’s management, financial resources, and assets are being devoted towards the development of this goal.

In 2000, due to the state of the cruise-to-nowhere industry in Florida, the then-political climate in Florida and increased competition, management divested itself of all vessel operations in August 2000, by selling the Company’s two remaining vessels, the M/V Europa Sky and the M/V Europa Star.

As of June 1, 2000, the Company assigned its dock lease in Ft. Myers Beach, Florida, to an unrelated operator. The terms of the Agreement require this operator to assume all costs associated with the Company’s original lease, including a balloon payment which was made in September 2000 in the approximate amount of $105,600 for improvements made to the dock. In addition, the Agreement calls for Europa to receive payments of approximately $22,400 per month.

Revenues

The Company earned total revenues of $103,909 for the three months ended June 30, 2001 which consisted primarily of income derived from the lease of the Ft. Myers dock facility and interest on invested cash. During the same period one year ago, the Company earned total revenues of $824,776, of which $656,294 were associated with revenue earned through vessel operations aboard the M/V Europa Sky. The M/V Europa Star did not operate at any time during 2000 prior to it’s sale. In addition, the Company recorded other income from negotiated reductions of past liabilities in the amount of $121,549 for the three months ended June 30, 2000.

Costs and Expenses

Costs incurred for the three months ended June 30, 2001 totaled $287,812 of which $196,513 were administrative in nature. Total expenses for the quarter included non-cash ESOP charges in the amount of $53,125. For the same period one year ago, costs totaled $1,318,440, of which $872,740 were associated with vessel operations and $265,323 were administrative in nature. Non- cash ESOP charges for the second quarter of 2000 totaled $27,500.

Interest expense declined from $81,796 in 2000 to $23,932 in 2001, a decrease of $57,864. The decrease is due to the extinguishment of the debt owing to First Union National Bank. The Company paid the remainder of the amount due First Union National Bank in November 2000.

FINANCIAL RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2001

Revenues

The Company earned total revenues of $207,720 for the six months ended June 30, 2001, which consisted primarily of income derived from the lease of the Ft. Myers dock facility and interest on invested cash. During the same period one year ago, the Company earned total revenues of $1,533,724, of which $1,362,468 was associated with revenue earned through vessel operations aboard the M/V Europa Sky. The M/V Europa Star did not operate at any time during 2000 prior to it’s sale. In addition, the Company recorded other income from negotiated reductions of past liabilities in the amount of $121,549 for the six months ended June 30, 2000.

Costs and Expenses

Costs incurred for the six months ended June 30, 2001 totaled $552,668, of which $397,302 were administrative in nature. Total expenses for the period included non-cash ESOP charges in the amount of $80,000. For the same period one year ago, costs totaled $2,783,489, of which $1,879,298 were associated with vessel operations and $511,119 were administrative in nature. Non-cash ESOP charges for the first six months of 2000 totaled $57,500.

Interest expense declined from $174,742 in 2000 to $48,024 in 2001, a decrease of $126,718. The decrease is due to the extinguishment of the debt owing to First Union National Bank. The Company paid the remainder of the amount due First Union National Bank in November 2000.

Liquidity and Capital Resources

In the first six months of 2001, the Company was able to meet its normal operating costs and expenses through cash on hand. During the period, the Company received all remaining cash payments on the sales of the M/V Europa Sky and M/V Europa Star in the amount of $3,000,000. Funds received during the first six months of 2001, were used to reduce debt by $764,268, reduce accounts payable by $154,623, fund costs and expenses in excess of current revenues, and increase available cash by $1,765,980. Of the $764,268 in debt reduction, $650,000 was used to fully satisfy the amount due the Florida Department of Revenue pursuant to the settlement agreement reached for the audit period April 1, 1993 through March 31, 1998.

The Company remains liable to the Florida Department of Revenue pursuant to a settlement agreement relating to the audit periods February 1, 1989 through June 30, 1994. The terms of that settlement agreement call for the Company to make monthly payments in the amount of $10,475 through May 2005, with a final balloon payment in the amount of $964,093 due thereafter. The only other debt of the Company consists of a note payable to debis Financial Services in the amount of $1,517,284, which is being paid on behalf of the Company by Stardancer Casino, Inc. pursuant to the sales agreement for the M/V Europa Sun. The note, which is secured by a first mortgage on the M/V Europa Sun, calls for a balloon payment on November 1, 2001, in the approximate amount of $1,430,356. Although secured by a first mortgage, the Company bears ultimate responsibility for the note. However, Stardancer agreed, when it purchased the M/VEuropa Sun, to make payment in full on the obligation.

The Company expects that ongoing cash requirements associated with administration, debt service and preliminary expenses associated with the Mississippi project, will exceed cash generated by revenues in future quarters. However, in the opinion of management, the Company will be able to support its ongoing cash requirements through the use of current revenues in addition to cash reserves currently on hand.

Capital Expenditure Requirements

During the year 2001, the Company expects to retain an engineering firm to draft an Environmental Impact Statement (EIS) for its Diamondhead, Mississippi property. The cost for an EIS and certain associated studies is expected to be approximately $550,000.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See note 3 to the condensed consolidated financial statements.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Options Granted

As reported in the Company’s 10Q for the period ended March 31, 2001, 550,000 options to purchase shares of the Company’s common stock were awarded to Directors of the Company on March 27, 2001. On April 18, 2001, a total of 1,450,000 options expired. Of these, 800,000 had been issued to Deborah A. Vitale, President and Chairman of the Board of Directors. On April 11, 2001, the Board of Directors awarded 800,000 options to purchase shares of the Company’s common stock to Ms. Vitale.

At a meeting of the Board of Directors, held on July 23, 2001, 63,500 options to purchase shares of the Company’s common stock were awarded to a key employee.

Item 6. Exhibits and Reports on Form 8-K

None.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

EUROPA CRUISES CORPORATION

DATE: August 10, 2001	–s– DEBORAH A. VITALE

By: Deborah A. Vitale President

–s– ROBERT ZIMMERMAN

By: Robert Zimmerman Chief Financial Officer