Form 10QSB
period 2001-09-30
EUROPA CRUISES CORP
filed 2001-11-13
CIK 844887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO: 0-17529

EUROPA CRUISES CORPORATION
(Exact name of registrant as specified in charter)

DELAWARE (State of Incorporation)	59-2935476 (I.R.S. EIN)

150-153rd Avenue East, Suite 202, Madeira Beach, Florida 33708
(Address of principal executive offices)

Registrant’s telephone number, including area code: 727/393-2885

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [  ]

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of Shares Outstanding at November 1, 2001: 29,227,803.

PART 1: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2001 and September 30, 2000	4

	Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2001 and September 30, 2000	5

	Condensed Consolidated Balance Sheet as of September 30, 2001	6-7

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and September 30, 2000	8-9

	Notes to Condensed Consolidated Financial Statements	10-12

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Results of Operations for the Three Months ended September 30, 2001	12-13

	Results of Operations for the Nine Months ended September 30, 2001	13-14

PART II: OTHER INFORMATION

ITEM 1	Legal Proceedings	15

ITEM 4	Submission of Matters to a Vote of Security Holders	15

ITEM 5	Other Information	15

ITEM 6	Exhibits and Reports on Form 8-K	16

PART I — FINANCIAL INFORMATION

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

EUROPA CRUISES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30*

	2001	2000

Revenues:

Associated With Vessel Operations	$—	$266,873

Dock Lease Income	67,329	188,822

Interest Earned on Invested Cash	18,357	—

Other	615	41,481

	86,304	497,176

Costs and Expenses:

Associated With Vessel Operations	—	727,896

General and Administrative	154,578	298,846

Depreciation and Amortization	3,230	3,773

Interest, net	23,768	61,384

Other	22,674	40,293

	204,250	1,132,192

Gain on Sale of Assets	—	1,394,823

Net Income (Loss)	(117,949)	759,807

Preferred Stock Dividends	(27,240)	(27,240)

Net Income (Loss) Applicable to Common Stock	$(145,189)	$732,567

Earnings (Loss) Per Share Basic and Diluted	$(.005)	$.025

Weighted Average Number of Common Shares Outstanding	29,207,637	28,781,160

See accompanying notes to condensed consolidated financial statements.

EUROPA CRUISES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30*

	2001	2000

Revenues:

Associated With Vessel Operations	$—	$1,629,341

Dock Lease Income	201,987	211,265

Interest Earned on Invested Cash	78,959	—

Other	13,075	190,294

	294,021	2,030,900

Costs and Expenses:

Associated With Vessel Operations	—	2,607,194

General and Administrative	551,880	809,964

Depreciation and Amortization	9,330	51,428

Interest, net	72,059	236,125

Other	123,649	210,970

	756,918	3,915,681

Gain on Sale of Assets	2,750	1,394,823

Net Income (Loss)	(460,147)	(489,958)

Preferred Stock Dividends	(81,720)	(97,720)

Net Income (Loss) Applicable to Common Stock	$(541,867)	$(587,678)

Earnings (Loss) Per Share Basic and Diluted	$(.019)	$(.021)

Weighted Average Number of Common Shares Outstanding	29,121,593	28,446,979

See accompanying notes to condensed consolidated financial statements.

EUROPA CRUISES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS

SEPTEMBER 30, 2001

Current Assets:

Cash and Cash Equivalents	$2,929,593

Accounts Receivable	159,823

Note Receivable	1,465,582

Prepaid Insurance and Other	60,178

Total Current Assets	4,615,176

Equipment and Fixtures, Less Accumulated Depreciation	92,750

Land Held for Development — Dockside Gaming	5,063,645

Other Assets	3,439

$9,775,010

See accompanying notes to condensed consolidated financial statements.

EUROPA CRUISES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

SEPTEMBER 30, 2001

Current Liabilities:

Accounts Payable and Accrued Liabilities	$264,227

Current Maturities of Long-Term Debt	1,497,930

Total Current Liabilities	1,762,157

Long-Term Debt Less Current Maturities	1,058,440

Other Liabilities	400,000

Total Liabilities	3,220,597

Stockholders’ Equity:

Preferred Stock, $.01 par value; Shares Authorized: 5,000,000 Shares Outstanding: 2,122,000 Aggregate Liquidation Preference ($2,591,080)	21,220

Common Stock, $.001 par value; Shares Authorized: 50,000,000 Shares Issued: 33,852,803	33,853
Shares Outstanding: 29,227,803

Additional Paid-In-Capital:	26,471,023

Unearned ESOP Shares	(5,032,125)

Deficit	(14,749,402)

Treasury Stock, at Cost, 1,250,000 Shares	(190,156)

Total Stockholders’ Equity	6,554,413

$9,775,010

See accompanying notes to condensed consolidated financial statements.

EUROPA CRUISES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,

	2001	2000

Operating Activities:

Net (Loss)	$(460,147)	$(489,958)

Adjustments to reconcile net (loss) to net cash (used) in operating activities:

Depreciation and Amortization	9,330	761,202

Release of ESOP Shares	80,000	72,500

Expenses Paid in Shares of Common Stock	1,875	27,600

Net Gain on Sale of Assets	(2,750)	(1,394,823)

Commission Accrued on Sale of Vessels	—	(162,000)

Decrease (increase) in:

Accounts Receivable	1,505	35,615

Prepaid and Other Assets	12,332	112,491

Increase (decrease) in:

Accounts Payable and Accrued Liabilities	(307,134)	(907,402)

Unearned Revenues	—	23,790

Other Liabilities	—	(144,283)

Cash (used) in Operating Activities:	(664,989)	(2,065,268)

Investing Activities

Proceeds from Sale of Assets	2,750	1,843,000

Collection of Note Receivable	3,151,140	3,001,271

See accompanying notes to condensed consolidated financial statements.

EUROPA CRUISES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30

	2001	2000

Purchase of Property and Equipment	—	(10,828)

Deferred Costs and Other	—	(200,287)

Cash provided by (used) in Investing Activities	3,153,890	4,633,156

Financing Activities:

Proceeds from issuance of common stock	—	18,000

Payment of Notes and long-term debt, net of refinance costs	(823,631)	(2,625,986)

Preferred stock dividends	(32,760)	(16,760)

Cash (Used) in financing activities:	(856,391)	(2,624,746)

Net increase (decrease) in cash and cash equivalents	1,632,510	(56,858)

Cash and cash equivalents, beginning of period	1,297,083	418,045

Cash and cash equivalents, end of period	$2,929,593	$361,187

See accompanying notes to condensed consolidated financial statements.

EUROPA CRUISES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

(a) Revenue Associated with Vessel Operations

Revenue associated with vessel operating activities in 2000 consisted of the net win from gaming activities, which is the difference between gaming wins and losses, passenger fares, and food and beverage sales. Revenue did not include the retail amount of fares, food and beverage provided gratuitously to customers, which amounted to $65,241 for the three months ended September 30, 2000, and $362,377 for the nine months ended September 30, 2000. The Company did not operate any vessels in 2001 and, accordingly, there are no revenues associated with vessel operations for the period.

(b) Costs and Expenses Associated with Vessel Operations

Costs and expenses associated with vessel operating activities in 2000 consisted of the following:

	Three Months	Nine Months
	Ended Sept. 30	Ended Sept. 30

Vessel operating expenses	$398,288	$1,872,678

Depreciation of vessels, related equipment and amortization of dry dock expenses	324,474	709,774

Advertising and Promotional expense	5,134	24,742

	$727,896	$2,607,194

The Company did not operate vessels in 2001 and, accordingly, incurred no expenses associated with vessel operations for the period.

(c) Other Operating Costs

Other operating costs consist of the following:

Three months ended September 30	2001	2000

ESOP Provision	$—	$15,000

Other	22,674	25,293

	$22,674	$40,293

Nine months ended September 30	2001	2000

ESOP Provision	$80,000	$72,500

Other	43,649	138,470

	$123,649	$210,970

Note 2. Earnings (Loss) per Share

Net (loss) per common share is based on the net (loss) after preferred stock dividends divided by the weighted average number of common shares outstanding during each period. Common shares outstanding include issued shares less shares held in treasury and unallocated and uncommitted shares held by the ESOP trust.

The Company’s potentially issuable shares of common stock pursuant to outstanding stock purchase options and warrants and convertible preferred stock are excluded from the Company’s computation as their effect would be antidilutive to the Company’s net (loss) per share.

Common Shares outstanding includes:

Issued Shares	33,852,803

Less: Treasury Shares	(1,250,000)

Unallocated, uncommitted ESOP Shares	(3,375,000)

Outstanding Shares	29,227,803

Note 3. Material Contingencies

No new material contingencies have arisen during the nine months ended September 30, 2001 that were not reported in the Company’s annual report on Form-10KSB for the year ended December 31, 2000. No change of a material nature has occurred with respect to any contingency which was reported therein, except as stated below, regarding Casino World, Inc., a wholly owned subsidiary of the Company.

BAY ST. LOUIS COMMUNITY ASSOCIATION, PRESERVE DIAMONDHEAD QUALITY, INC., GULF ISLANDS CONSERVANCY, INC. AND CONCERNED CITIZENS TO PROTECT THE ISLES AND POINT, INC. V. THE COMMISSION ON MARINE RESOURCES, HANCOCK COUNTY PORT AND HARBOR COMMISSION AND CASINO WORLD, INC. (CHANCERY COURT OF HANCOCK COUNTY, MISSISSIPPI)(CASE NO. 960707)

Case Decided (Casino World prevails on appeal / Motion for Reconsideration Pending)
On September 18, 1996, Bay St. Louis Community Association, Preserve Diamondhead Quality, Inc., Gulf Islands Conservancy, Inc. and Concerned Citizens to Protect the Isles and Point, Inc. filed a Notice of Appeal and Complaint against the Commission on Marine Resources, Hancock County Port and Harbor Commission and Casino World, Inc., in the Chancery Court of Hancock County, Mississippi (Case No. 960707), appealing the administrative decision of the Commission on Marine Resources in granting Permit No. DMR-M 9612281-W and COE No. MS96-01566-U. On October 17, 1996, the Mississippi Commission on Marine Resources filed a Response to Notice of Appeal and Answer in which it maintained, in pertinent part, that it had complied with all procedural requirements relevant to grants of permits and use adjustments at issue, that its decision to grant the permit and use adjustment was grounded upon legally sufficient evidentiary grounds and that there was no proper ground at law warranting reversal of its decision. On October 16, 1996, Casino World, Inc. and the Hancock County Port and Harbor Commission filed a Joint Motion to Dismiss for Untimely Appeal in which they alleged that the appellants had failed to file their Notice of Appeal and Complaint within the proper time period. The Joint Motion to Dismiss was granted on December 31, 1996.

On January 15, 1997, the Bay St. Louis Community Association, Preserve Diamondhead Quality, Inc., Gulf Islands Conservancy, Inc. and Concerned Citizens to Protect the Isles and Point, Inc. filed a Notice of Appeal appealing the decision of the Chancery Court to the Supreme Court of Mississippi. On July 23, 1998, the Supreme Court of Mississippi reversed the lower court’s decision and remanded the case to the lower court for a hearing on the merits. On or about August 6, 1998, Casino World, Inc. filed a Motion for Rehearing which was denied on October 15, 1998. On or about October 26, 1998, the case was remanded to the lower court for a hearing on the merits. A hearing on the merits of the case was held on June 22, 2000.

On September 12, 2000, the trial court filed a Memorandum Opinion & Judgement affirming the decision of the Commission on Marine Resources to grant a variance and permit to Casino World, Inc. The trial court found that the Commission’s decision to issue the variance and permit was not arbitrary or capricious, that it was supported by substantial evidence, that it was consistent with the public policy set forth in the Coastal Wetlands Protection Act and that the decision did not violate any statutory or Constitutional rights of the plaintiffs. On October 11, 2000, the plaintiffs filed a Notice of Appeal with the Supreme Court of Mississippi. On October 18, 2001, the Mississippi Supreme Court affirmed the decision of the Commission on Marine Resources in granting a Use Plan Adjustment and Permit to Casino World, Inc. On November 1, 2001, the plaintiffs filed a Motion for Reconsideration of the decision of the Mississippi Supreme Court.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND FINANCIAL RESULTS

FINANCIAL RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

The Company’s foremost priority is the development of a Diamondhead, Mississippi, casino resort. In the opinion of the current Board, this project holds the greatest potential for increasing shareholder value. The Company’s management, financial resources, and assets are primarily devoted to this goal.

In 2000, due to the state of the cruise-to-nowhere industry in Florida, the then-political climate in Florida, increased competition, and certain financial obligations of the Company, management divested itself of all vessel operations in August 2000, by selling the Company’s two remaining vessels, the M/V Europa Sky and the M/V Europa Star.

As of June 1, 2000, the Company assigned its dock lease in Ft. Myers Beach, Florida, to an unrelated operator. The terms of the Agreement require this operator to assume all costs associated with the Company’s original lease, including a balloon payment which was made in September 2000 in the approximate amount of $105,600 for improvements previously made to the dock. In addition, the Agreement calls for Europa to receive payments of approximately $22,400 per month.

Revenues

The Company earned total revenues of $ 86,304 for the three months ended September 30, 2001 which consisted primarily of income derived from the lease of the Ft. Myers dock facility and interest on invested cash. During the same period one year ago, the Company earned total revenues of $497,176, of which $266,873 were associated with revenue earned through vessel operations aboard the M/V Europa Sky. The M/V Europa Star did not operate at any time during 2000 prior to it’s sale. In addition, the Company recorded other miscellaneous income in the amount of $41,481 for the three months ended September 30, 2000.

Costs and Expenses

Costs incurred for the three months ended September 30, 2001 totaled $204,250 of which $154,578 were administrative in nature. Total expenses for the current quarter did not include a charge for ESOP expenses, since allowable contributions for the year were previously recorded. For the three months ended September 30, 2000, costs totaled $1,132,192, of which $727,896 were associated with vessel operations and $298,846 were administrative in nature. Non-cash ESOP charges for the third quarter of 2000 totaled $15,000.

Interest expense declined from $61,384 in 2000 to $23,738 in 2001, a decrease of $37,646. The decrease is due to the extinguishment of the debt owing to First Union National Bank. The Company paid the remainder of the amount due First Union National Bank in November 2000.

FINANCIAL RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenues

The Company earned total revenues of $294,021 for the nine months ended September 30, 2001, which consisted primarily of income derived from the lease of the Ft. Myers dock facility and interest on invested cash. During the same period one year ago, the Company earned total revenues of $2,030,900, of which $1,629,341 was associated with revenue earned through vessel operations aboard the M/V Europa Sky. The M/V Europa Star did not operate at any time during 2000 prior to its sale. In addition, for the nine months ended September 30, 2000, the Company recorded other income, arising primarily from negotiated reductions of past liabilities, in the amount of $190,294.

Costs and Expenses

Costs incurred for the nine months ended September 30, 2001 totaled $756,918, of which $551,880 were administrative in nature. Total expenses for the period included non-cash ESOP charges in the amount of $80,000. For the same period one year ago, costs totaled $3,915,681, of which $2,607,194 were associated with vessel operations and $809,964 were administrative in nature. Non-cash ESOP charges for the first nine months of 2000 totaled $72,500.

Interest expense declined from $236,125 in 2000 to $72,059 in 2001, a decrease of $164,066. The decrease is due to the extinguishment of the debt owing to First Union National Bank. The Company paid the remainder of the amount due First Union National Bank in November 2000.

Liquidity and Capital Resources

In the first nine months of 2001, the Company was able to meet its normal operating costs and expenses through cash on hand. During the period, the Company received all remaining cash payments due on the sales of the M/V Europa Sky and M/V Europa Star in the amount of $3,000,000. Funds received during the first nine months of 2001 were used to reduce debt by $823,631, reduce accounts payable by $177,634, fund costs and expenses in excess of current revenues, and increase available cash by $1,632,510. Of the $823,631 in debt reduction, $650,000 was used to fully satisfy the amount due the Florida Department of Revenue pursuant to a settlement agreement reached for the audit period April 1, 1993 through March 31, 1998.

The Company remains liable to the Florida Department of Revenue pursuant to a settlement agreement relating to the audit periods February 1, 1989 through June 30, 1994. The terms of that settlement agreement call for the Company to make monthly payments in the amount of $10,475 through May 2005, with a final balloon payment in the amount of $964,093 due thereafter. The only other debt of the Company consists of a note payable to debis Financial Services in the amount of $1,465,582, which is being paid on behalf of the Company by Stardancer Casino, Inc. pursuant to the sales agreement for the M/V Europa Sun. The note, which is secured by a first mortgage on the M/V Europa Sun, calls for a balloon payment on November 30,

2001, in the approximate amount of $1,430,356. Although secured by a first mortgage, the Company bears ultimate responsibility for the note. However, Stardancer agreed, when it purchased the M/VEuropa Sun, to make payment in full on the obligation.

The Company expects that ongoing cash requirements associated with administration, debt service and expenses associated with the Mississippi project, will exceed cash generated by revenues in future quarters. However, in the opinion of management, the Company will be able to support its ongoing cash requirements through the use of current revenues in addition to cash reserves currently on hand.

Capital Expenditure Requirements

During the year 2001, the Company expects to retain an engineering firm to draft an Environmental Impact Statement (EIS) for its Diamondhead, Mississippi property. The cost for an EIS and certain associated studies is now estimated at $600,000 to $1,000,000.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See note 3 to the condensed consolidated financial statements.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

Options Granted

     As reported in the Company’s 10Q for the period ended June 30, 2001, 550,000 options to purchase shares of the Company’s common stock were awarded to Directors of the Company on March 27, 2001. On April 18, 2001, a total of 1,450,000 options expired. Of these, 800,000 had been issued to Deborah A. Vitale, President and Chairman of the Board of Directors. On April 11, 2001, the Board of Directors awarded 800,000 options to purchase shares of the Company’s common stock to Ms. Vitale.

At a meeting of the Board of Directors, held on July 23, 2001, 63,500 options to purchase shares of the Company’s common stock were awarded to a key employee.

Stock Repurchase Program

On September 24, 2001, the Board of Directors authorized a stock repurchase plan under which the Company may repurchase up to five percent (5%) of its outstanding common shares. Under the plan, the repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchases will be funded from available cash.

Option Agreement to Purchase Real Estate

On October 23, 2001, Mississippi Gaming Corporation, a subsidiary of Europa Cruises Corporation, entered into an Option Agreement to Purchase Real Estate with the owners of an adjoining piece of property. The Option Agreement gives the Company’s subsidiary the right to purchase the same property which was the subject of a prior easement held by the subsidiary across an adjoining piece of property. The prior easement covered a parcel approximately two acres in size and gave the subsidiary rights of ingress and egress across the adjoining property. The prior easement agreement required the Company to commence construction of a road on the property by December 22, 2001. Under the terms of the new Agreement, the subsidiary acquired an option to purchase the same land which was the subject of the prior easement through December 31, 2004. The option price is $10,000 per year for a period of three years. The option payments are applied in full to the purchase price if the subsidiary elects to purchase the property. The purchase price is $350,000 through the year ending 2002, $385,000 during the year 2003, and $420,000 during the year 2004.

Item 6. Exhibits and Reports on Form 8-K

None.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

EUROPA CRUISES CORPORATION

DATE: November 12 , 2001	/s/ DEBORAH A. VITALE By: Deborah A. Vitale President

/s/ ROBERT ZIMMERMAN By: Robert Zimmerman Chief Financial Officer