Form 10KSB
period 2001-12-31
EUROPA CRUISES CORP
filed 2002-04-11
CIK 844887

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2001

COMMISSION FILE NO: 0-17529

EUROPA CRUISES CORPORATION
(Name of small business issuer in its charter)

Delaware (State of Incorporation)	59-2935476 (I.R.S. Employer Identification Number)

150-153rd Avenue, Suite 202, Madeira Beach, Florida 33708
(Address of principal executive offices)

Registrant’s telephone number, including area code:	727/393-2885
Securities registered pursuant to Section 12 (b) of the Act:	None
Securities registered pursuant to Section 12 (g) of the Act:	Common Stock, par value $.001

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

     State issuer’s revenues for its most recent fiscal year: $ 384,840

     The aggregate market value of the voting stock held by non-affiliates of the Company is $24,105,774 based on the last reported sales price of $1.00 per share on April 1, 2002 multiplied by 24,105,774 shares of Common Stock outstanding and held by non-affiliates of the Company on April 1, 2002. As of the close of business April 1, 2002, there were 32,620,043 shares of the Registrant’s Common Stock outstanding (which includes 4,999,658 shares in the Europa Cruises Corporation Employee Stock Ownership Plan).

i

PART I

FORWARD-LOOKING STATEMENTS
 This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Except for historical information contained herein, the matters discussed in this document, in particular, statements that use forward-looking terminology such as “believes,” “intends,” “anticipates,” “may,” “will,” “should,” or “expects,” or the negative or other variation of these or similar words, are intended to identify forward-looking statements that are subject to risks and uncertainties including, but not limited to, increased competition, financing, governmental action, environmental opposition, legal actions, and other unforeseen factors. The development of the Diamondhead, Mississippi project, in particular, is subject to additional risks and uncertainties, including, but not limited to, risks relating to permitting, financing, the availability of capital resources, licensing, construction and development, litigation, the activities of environmental groups, delays, and the actions of federal, state, or local governments and agencies. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Moreover, the financial results reported herein are not necessarily an indication of future prospects of the Company. Future results may differ materially.

All subsequent written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the cautionary statements included in this document. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document might not occur.

ITEM 1. BUSINESS

Europa Cruises Corporation is a Delaware corporation which was incorporated on November 15, 1988. The Company became a publicly held company in 1989. Since November 6, 1998, the Company’s stock has traded on the Over the Counter Bulletin Board (OTCBB) under the symbol “KRUZ.” Prior thereto, the Company’s stock traded on the NASDAQ Small Cap Market. The Company has eight subsidiaries and no current operations. As of December 31, 2001, the Company had three employees. The Company considers its relationship with its employees to be satisfactory.

I. MISSISSIPPI

Europa Cruises Corporation is the sole shareholder of Mississippi Gaming Corporation (hereafter “MGC”). The Company owns, through MGC, (or has options to purchase for ten dollars), a total of 404.5 acres of unimproved land in Diamondhead, on the Bay St. Louis, in Hancock County, Mississippi. The property is debt-free and there are no liens on the property. The property is located immediately off Interstate 10 at the Diamondhead exit (exit 16). The site borders Interstate 10 for approximately two miles. The property is located in Hancock County on the border between Harrison County and Hancock County. The site is near Diamondhead Yacht Club and Marina which is connected by a navigable channel to the Bay of St. Louis.

There is easy highway access to the site, via Interstate 10, which is a major, east-west traffic artery of the south. Interstate 10 connects, directly and indirectly, with various feeder markets. The Mississippi Department of Transportation reports the average number of vehicles on Interstate 10 passing the Diamondhead exit to be approximately 30,000 per day, or almost 11,000,000 annually. The site is approximately five miles from Stennis International Airport; eighteen miles from Gulfport-Biloxi regional airport; and seventy miles from New Orleans International Airport. There is also a small local airport (Diamondhead Air Terminal) located approximately one mile from the property.

The site was appraised, subject to certain assumptions, by J. Daniel Schroeder Appraisal Company as of March 26, 1996, at $8,000,000 and as of August 27, 1999, at $41,700,000. The appraisals were predicated on the site being fully permitted and zoned as a legally permissible, water-based casino site.

Europa Cruises Corporation is also the sole shareholder of Casino World, Inc. (hereafter “CWI”). The Company intends to develop its Diamondhead site through CWI. The Company intends to construct a themed destination casino resort and hotel at the 404 acre site. Under Mississippi law, the casino must be water-based and will be located in the Bay of St. Louis. The destination resort is expected to include a luxury hotel and spa, a sports and entertainment center, a maximum of 120,000 square feet of casino space, a state-of-the-art recreational vehicle park, and a business conference center.

The Company maintains an office in Diamondhead, Mississippi and has one employee in Mississippi. The Company has no current operations in Mississippi.

MISSISSIPPI PERMITS/APPROVALS
 (See also Item 3. Legal Proceedings.)

A.     Mississippi Gaming Commission

On June 15, 1995, the Mississippi Gaming Commission granted site approval for the Diamondhead casino resort plan.

B.     Mississippi Commission on Marine Resources

On July 16, 1996, the Mississippi Commission on Marine Resources granted approval to Casino World, Inc. and the Hancock County Port and Harbor Commission for a change in the Coastal Use Plan and an associated Permit to develop the Mississippi Gaming Commission approved site plan. The foregoing were the subject of litigation which concluded on March 7, 2002 as is described in Item 3, Legal Proceedings under Mississippi-Related Litigation (Bay St. Louis Community Association, Preserve Diamondhead Quality, Inc., Gulf Islands Conservancy, Inc. and Concerned Citizens to Protect the Isles and Point, Inc. v. The Commission on Marine Resources, Hancock County Port and Harbor Commission and Casino World, Inc. (Chancery Court of Hancock County, Mississippi)((Case No. 960707).

C.     Mississippi Commission on Environmental Quality

On January 22, 1997, the Mississippi Department of Environmental Quality issued a Construction Storm Water General (National Pollution Discharge Elimination System (NPDES) Permit to Casino World. Inc. On January 9, 1997, the Mississippi Commission on Environmental Quality (“MCEQ”) approved the issuance of the Water Quality Certification granted by the Mississippi Department of Environmental Quality, Office of Pollution Control, to Casino World, Inc. and Hancock County Port and Harbor Commission. Certain associations opposed to the granting of this Certification requested an evidentiary hearing which was held in April, 1997. On June 26, 1997, the MCEQ issued an Order affirming the Water Quality Certification issued to Casino World, Inc. on January 9, 1997, as modified and clarified on May 22, 1997. The same associations appealed the decision to the Chancery Court of Hancock County, Mississippi. On February 27, 1998, the Chancery Court filed a Memorandum Opinion and Order denying the appeal and entering judgment in favor of the Appellees, including Casino World, Inc. No appeal from the decision of the lower court was filed and the time period for appealing expired.

D.     U.S. Army Corps of Engineers

On March 26, 1998, the U.S. Army Corps of Engineers issued a Permit to the Hancock County Port and Harbor Commission, which was then immediately transferred to Casino World, Inc. and Mississippi Gaming Corporation, to, among other things; construct a casino mooring facility in the Bay of St. Louis, at the Company’s Diamondhead, Mississippi site.

On March 27, 1998, Friends of the Earth, Inc. and Gulf Islands Conservancy, Inc. filed a Complaint for Declaratory and Injunctive Relief against the United States Army Corps of Engineers to, inter alia, declare the Corps’ approval of the Casino World, Inc. Permit without prior preparation of an environmental impact statement, to be arbitrary, capricious, an abuse of discretion and in violation of the National Environmental Policy Act, applicable Council on Environmental Quality regulations and applicable U.S. Army Corps of Engineers regulations and to enjoin the U.S. Army Corps of Engineers from permitting Casino World, Inc. or its successors-in-interest and all other casino developers from proceeding with future development of any dockside gambling facilities or related infrastructure in certain areas, including the Company’s site on the Bay of St. Louis, in Mississippi, until the U.S. Army Corps of Engineers prepared an environmental impact statement. The Company was not named as a party in the action. On or about August 31, 1998, the Company filed a motion for leave to intervene as a party defendant in the action. On November 4, 1998, the Court granted the Company’s motion. Various motions and cross-motions in the case were filed and briefed, including motions and cross-motions for summary judgment. Argument was heard on May 19, 2000.

On August 10, 2000, the Court issued an Order and Judgment declaring the actions of the United States Army Corps of Engineers in granting Permits under Section 404 of the Clean Water Act and Section 10 of the Rivers and Harbors Act for the development of the Casino World, Mandalay Resort Group (formerly Circus Circus) and Royal D’Iberville casinos, without the preparation of environmental impact statements, to have violated the National Environmental Policy Act and its implementing regulations and to have been arbitrary, capricious and not in accordance with law. The Court found that the Army Corps failed to adequately consider a number of the potential impacts of the three projects. The Court ordered the Army Corps to immediately comply with the National Environmental Policy Act by preparing environmental impact statements. The Company originally filed a notice of appeal in the case, but withdrew the appeal. The Court’s decision had a material, adverse impact on the development of the Diamondhead, Mississippi project. During the next fiscal year the Company expects to retain an engineering firm to draft an Environmental Impact Statement (EIS) for its Diamondhead, Mississippi property. The cost of an EIS and certain related studies is expected to range from $600,000 to $1,000,000.

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

F.     Hancock County

The Company’s Diamondhead, Mississippi property is located in Hancock County, Mississippi. On January 16, 1997, the Hancock County Board of Supervisors adopted a county-wide zoning plan. The Company’s 404-acre site was zoned as a Special Use District Waterfront Gaming District. The zoning designation comports with the Diamondhead Casino Resort site plan approved by the Mississippi Gaming Commission, the Mississippi Commission on Marine Resources, the Hancock County Planning Commission and the Hancock County Board of Supervisors.

Each year, beginning on November 18, 1998, Casino World, Inc. forwarded a request to the Hancock County Planning Commission for an extension or renewal, to the extent, if any, one might be deemed necessary, of the Special Use District-Waterfront District designation given to the property to be developed. Each year, beginning in 1998, the Hancock County Planning Commission has passed a resolution extending the Waterfront Special Use District designation for a period of one year. Each year, the resolution has been submitted to the Hancock County Board of Supervisors for ratification and approval and each year since 1998, the Hancock County Board of Supervisors has voted to approve the resolution.

Most recently, on October 29, 2001, Casino World, Inc. forwarded a request to the Hancock County Planning Commission for an extension or renewal, to the extent, if any, one might have been deemed necessary, of the Special Use District-Waterfront District designation given to the property to be developed by Casino World, Inc. On November 1, 2001, the Hancock County Planning Commission passed a resolution extending the Waterfront Special Use District designation for a period of one year from January 6, 2002 to January 6, 2003. The resolution was submitted to the Hancock County Board of Supervisors for ratification and approval. On December 3, 2001, the Hancock County Board of Supervisors voted to approve the resolution.

Modifications

Any modification of the approved site plan may require resubmission to, amendment to, and/or reapproval by the Mississippi Gaming Commission, the Mississippi Department of Marine Resources, the Mississippi Department of Environmental Quality and/or the U.S. Army Corps of Engineers. Therefore, the conditions of any issued permits are material and must be factored into any negotiation with any interested party. While there is no pending environmental litigation, the foregoing permits and approvals remain subject to future litigation and the actions of environmental groups and various federal, state and local governments and agencies, including the foregoing.

MISSISSIPPI REGULATION

The Company has no current operations in Mississippi and does not operate any gaming facility in Mississippi. The Company intends to develop its Diamondhead property as a destination casino resort and to eventually operate its casino resort, with an experienced operator, through its subsidiaries, Mississippi Gaming Corporation and Casino World, Inc. Assuming it is successful in developing its resort, the Company and its subsidiaries will be subject to federal, state and local, laws, rules, ordinances and regulations with respect to the operation of any gaming facility. The following is intended to serve as partial description of the Mississippi regulatory environment in which the Company and its subsidiaries would operate and is not intended to be a complete recitation of all applicable laws, rules, regulations or ordinances. Additional or more restrictive laws, rules and regulations could be adopted at any time and gaming in Mississippi could even be banned entirely.

The ownership and operation of gaming facilities in Mississippi are subject to extensive state and local regulation, primarily through the licensing and control of the Mississippi Gaming Commission and the Mississippi State Tax Commission. The Company must register and be licensed under the Mississippi Gaming Control Act and its gaming operations will be subject to the regulatory control of the Mississippi Gaming Commission, the Mississippi State Tax Commission and various local and county regulatory agencies.

On June 29, 1990, Mississippi enacted the Mississippi Gaming Control Act (the “Act”). The Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River, but only if the voters in such counties have not voted to prohibit gaming in that county. The voters in Hancock County, in which the Company would operate, did not vote to prohibit gaming. As of January 1, 2001, dockside gaming was permissible in 9 of the 14 eligible counties in the state, including Hancock County.

Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters of the State of Mississippi lying south of the state in eligible counties along the Mississippi Gulf Coast. Mississippi law permits unlimited stakes gaming on permanently moored vessels on a twenty-four hour per day basis and does not restrict the percentage of space which may be utilized for gaming. There are no limits on the number of gaming licenses that may be issued in Mississippi. The legal age for gaming in Mississippi is 21.

The Mississippi Gaming Control Act gives the Mississippi Gaming Commission (the “Commission”) the extensive power to enforce the Act. Effective October 29, 1991, the Commission adopted regulations in furtherance of the Act (the “Mississippi Regulations”).

The laws, regulations and supervisory procedures of Mississippi and the Mississippi Gaming Commission seek to: (1) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity; (2) establish and maintain responsible accounting practices and procedures; (3) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Gaming Commission; (4) prevent cheating and fraudulent practices; (5) provide a source of state and local revenues through taxation and licensing fees; and (6) ensure that gaming licensees, the extent practicable, employ Mississippi residents.

The regulations are subject to amendment and interpretation by the Commission. Changes in Mississippi law or the regulations or the Commission’s interpretation thereof may limit or otherwise materially affect the types of gaming that may be conducted and could have a material adverse effect on Mississippi gaming operations.

Neither the Company nor any of its subsidiaries has a license to operate a casino in Mississippi or in any other jurisdiction. Gaming licenses require the periodic payment of fees and taxes and are not transferable. Gaming licenses in Mississippi are issued for a maximum term of three years and must be renewed periodically thereafter. There can be no assurance that the Company or any of its subsidiaries will be licensed. There can be no assurance that if licensed, new licenses can be obtained at the end of each three-year licensure period. Moreover, the Commission may, at any time, and for any cause it deems reasonable, revoke, suspend, condition, limit or restrict a license or approval to own shares of stock in a company that operates in Mississippi. The Mississippi Act also requires that a publicly traded company register under the Act. The Company and/or its subsidiaries will be required to periodically submit detailed financial, operating and other reports to the Commission and Mississippi State Tax Commission. The Company must report or seek approval for substantially all loans, leases, sales of securities and similar financing transactions. The Company’s gaming operations outside of Mississippi, if any, would also be subject to approval of the Commission.

Numerous transactions, including substantially all loans, leases, sales of securities and similar financing transactions entered into by any subsidiary of the Company operating a casino in Mississippi must be reported to or approved by the Commission. In addition, the Commission may, at its discretion, require additional information about the operations of the Company.

Substantial fines for each violation of Mississippi’s gaming laws or regulations may be levied against a company or its subsidiaries and the persons involved. A violation under a gaming license held by a subsidiary of a Company operating in Mississippi could be deemed a violation of all other licenses, if any, held by the Company.

Certain officers and employees of the Company and all officers, directors and certain key employees of the Company’s gaming subsidiaries must be found suitable or be licensed by the Commission. Any person having a material relationship or involvement with the Company may be required to be found suitable or licensed, in which case those persons must pay the costs and fees associated with such investigation. There can be no assurance that such licenses will be granted or that the foregoing will be found suitable. The Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Changes in certain licensed positions must be reported to the Commission. In addition to its authority to deny an application for a finding of suitability, the Commission has jurisdiction to disapprove a change in a licensed position. The Commission has the power to require the Company and any of its Mississippi gaming subsidiaries to suspend or dismiss officers, directors and other key employees or to sever relationships with other person who refuse to file applications or whom the authorities find unsuitable to act in such capacities.

The Commission has full and absolute power and authority, at any time, to deny any application or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, or fine any person licensed, registered, found suitable or approved, for any cause deemed reasonable by the commission.

Employees associated with gaming in Mississippi must obtain work permits that are subject to immediate suspension under certain circumstances. The Commission will refuse to issue a work permit to a person who has been convicted of a felony, committed certain misdemeanors or knowingly violated the

Mississippi Gaming Control Act, and it may refuse to issue a work permit to a gaming employee for any other reasonable cause.

The Commission has the power, at any time, to investigate and require the finding of suitability of any record or beneficial stockholder of the Company. The Act requires that each person who, individually or in association with others, acquires, directly or indirectly, beneficial ownership of more than 5% of any class of voting securities of a publicly traded corporation registered with the Mississippi Gaming Commission must notify the Mississippi Gaming Commission of this acquisition. The Act also requires that each person who, individually or in association with others, acquires, directly or indirectly, beneficial ownership of more than 10% of any class of voting securities of a publicly traded corporation registered with the Commission must be found suitable by the Mississippi Gaming Commission and pay the costs and fees that the Commission incurs in conducting the investigation.

The Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a registered publicly traded holding company’s stock. However, the Commission has adopted a policy that generally permits certain institutional investors to own beneficially up to 15% of a registered public company’s stock without a finding of suitability. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners. The Commission may, at any time, dissolve, suspend, condition, limit or restrict a finding of suitability to own a registered public company’s equity interests for any cause it deems reasonable.

Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Commission may be found unsuitable. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of the Company’s securities beyond such time as the Commission prescribes may be guilty of a misdemeanor. The Company could be subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or its subsidiaries operating casinos in Mississippi, the Company pays the unsuitable person any dividend, interest or other distribution whatsoever; recognizes the exercise, directly or indirectly, of any voting rights conferred through such securities held by the unsuitable person; pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in limited and specific circumstances; makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction; or fails to pursue all lawful efforts to require the unsuitable person to divest himself or herself of the securities, including, if necessary, the immediate purchase of the securities for cash at fair market value.

The Company may be required to disclose to the Commission upon request, the identities of holders of any debt or other securities. Under the Act, the Commission may, in its discretion, (1) require holders of debt securities of registered corporations to file applications; (2) investigate such holders; and (3) require the holders to be found suitable to own such securities. Although the Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Commission retains the discretion to do so for any reason, including but not limited to a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and cost of the Commission in connection with such an investigation.

The finding of suitability is comparable to licensing and both require submission of detailed personal financial information followed by a thorough investigation. In addition, the Mississippi Gaming Commission will not issue a license unless it is satisfied that the licensee is adequately financed or has a reasonable plan to finance its proposed operations from acceptable sources.

The Mississippi regulations provide that a change in control of a Company may not occur without the prior approval of the Commission. Mississippi law prohibits the Company from making a public offering of its securities without the approval of the Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for one or more such purposes. The Commission has the authority to grant a continuous approval of securities offerings subject to renewal every two years.

Regulations of the Commission prohibit certain repurchases of securities of publicly traded corporations registered with the Commission, including holding companies, without prior approval of the Commission. Transactions covered by these regulations are generally aimed at discouraging repurchases of securities at a premium over market price from certain holders of greater than 3% of the outstanding securities of the registered publicly traded corporation. The regulations of the Commission also require prior approval for a “plan of recapitalization” as defined in such regulations.

The Company, once registered, will have to maintain in the State of Mississippi current stock ledgers, which may be examined by the Mississippi Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is required to render maximum assistance in determining the identity of the beneficial owner.

Mississippi law requires that certificates representing shares of a registered company’s common stock bear a legend to the general effect that the securities are subject to the Mississippi Gaming Control Act and regulations of the Mississippi Gaming Commission. The Commission has the authority to grant a waiver from the legend requirement. (Isle of Capri obtained such a waiver.) The Commission, through the power to regulate licenses, has the power to impose additional restrictions on holders of the Company’s securities at any time.

Ms. Vitale, President and Chairman of the Board of Europa Cruises Corporation and President and a Director of Casino World, Inc. and Mississippi Gaming Corporation, was issued a key person license by the Colorado Gaming Commission during 1994. A Colorado license is ineffective in Mississippi. During 1996, Ms. Vitale’s key person license in Colorado expired and was not renewed.

Infrastructure Requirement
 The Commission adopted a regulation in 1994 requiring as a condition of licensure or license renewal that a gaming establishment’s plan include a 500 car parking facility in close proximity to the casino complex and infrastructure facilities which will amount to at least 25% of the casino cost. Infrastructure facilities are defined in the regulation to include a 250-room or larger hotel of at least a two-star rating as defined by the current edition of the Mobil Travel Guide; theme parks, golf courses, marinas, entertainment facilities; tennis complexes and any other such facility approved by the Commission. Parking facilities, roads, sewage and water systems or civic facilities are not considered “infrastructure facilities.” On January 21, 1999, the Commission adopted an amendment to this regulation which increased the infrastructure investment from 25% to 100% of the casino cost. The regulation grandfathered existing licensees and applies only to new casino projects and casinos that were not operating at the time of acquisition or purchase.

License Fees and Taxes
 License fees and taxes are payable to the State of Mississippi and to the counties and cities in which the Mississippi Gaming Subsidiary’s respective operations will be conducted. The license fee payable to the State of Mississippi is based upon all gross revenue of the licensee (generally defined as gaming receipts less payout to customers as winnings) and equals 4% of gross revenue of $50,000 or less per calendar month, plus 6% of gross revenue over $50,000 and less than $134,000 per calendar month, plus 8% of gross revenue over $134,000 per calendar month. License fees paid in any taxable year are allowed as a credit against the Mississippi State income tax liability of a licensee for that taxable year. In addition a licensee must pay a $5,000 annual license fee and an annual fee based upon the number of games it operates. In addition to state gaming license fees or taxes, a municipality or county may impose a fee upon a licensee based on all gross revenue derived from the establishment equal to 0.4% of all gross revenue which does not exceed $50,000 per calendar month, plus 0.6% of all gross revenue which exceeds $50,000 per calendar month and does not exceed $134,000 per calendar month, plus 0.8% of all gross revenue which exceeds $134,000 per calendar month. Certain local and private laws of the State of Mississippi may impose fees or taxes in addition to the fees described above.

Hurricane Requirements
 The Mississippi Gaming Commission requires, as a condition of licensure or license renewal, that casino vessels on the Mississippi Gulf Coast that are not self-propelled must be moored to withstand a category 4 hurricane with 155 mile-per-hour winds and 15-foot tidal surges. A 1996 Mississippi Gaming Commission regulation prescribes the hurricane emergency procedure to be used by Mississippi Gulf Coast casinos.

Beer, Wine and Liquor Licensing
 The sale of food or alcoholic beverages, including beer and wine, is subject to licensing, regulation and control by the applicable state and local authorities. The Miscellaneous Tax Division of the Mississippi State Tax Commission regulates the sale of beer and light wine. The Alcoholic Beverage Control Division of the Mississippi State Tax Commission (the “ABC”), regulates the sale of alcoholic beverages containing more than 5% alcohol. The ABC requires that all equity owners and managers file personal record forms and fingerprint cards for licensing. In addition, owners of more than 5% of a company’s equity as well as officers and managers must submit detailed financial information to the ABC for licensing. All such licenses are revocable and non-transferable. The Mississippi State Tax Commission has full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could, and revocation would, have a material adverse impact upon the operations of an affected casino.

Anti-Gaming Referendum
 On three separate occasions since 1998, certain anti-gaming groups have proposed referenda that, if adopted, would have banned gaming in Mississippi and required that gaming entities cease operations within two years after the ban. All three of the proposed referenda were ruled illegal by Mississippi State trial courts. The proponents of the most recent referendum filed a notice of appeal of the trial court ruling with the Mississippi Supreme Court, which affirmed the trial court ruling. The next election for which the proponents could attempt to place such a proposal on the ballot would be November 2002. If such a referendum were to be approved by the voters, it would have a material adverse effect on the Company.

The National Gambling Impact Study
 In June 1999, the National Gambling Impact Study Commission, which conducted a two-year study of legal gaming in the United States, reported its findings and recommendations to Congress. Some of the recommendations made in its report, if implemented, might result in additional regulation of the gaming industry and could have an adverse effect on the industry and the Company’s proposed development.

Non-Gaming Regulation
 The Company and/or its subsidiaries will be subject to additional federal, state and local safety, health, employment, and other laws, regulations and ordinances that apply to non-gaming businesses generally. For example, in Mississippi, casino barges must be inspected every two years and must also meet the fire safety standards of the Mississippi Fire Prevention Code and the Life Safety Code and the Standards for the Construction and Fire Protection of Marine Terminals, Piers and Wharfs of the National Fire Protection Association. All shipboard employees of the operating entity, even those having nothing to do with its operation as a vessel, such as dealers, waiters and security personnel may be subject to the Jones Act which, among other things, exempts those employees from state limits on workers’ compensations awards. Regulations adopted by the Financial Crimes Enforcement Network of the U.S. Treasury Department require currency transactions in excess of $10,000 occurring within a gaming day to be reported, including identification of the patron by name and social security number. Substantial penalties can be imposed for failure to comply with these regulations. The foregoing are just an example of the pervasiveness of the non-gaming laws, rules, regulations and ordinances that would apply to a barge-based casino operator.

Uncertain Political and Regulatory Environment
 The political and regulatory environment in which the Company and/or its subsidiaries intend to operate is uncertain, dynamic and subject to rapid change. Existing operators often support legislation and litigation designed to make it more difficult or impossible for competition to develop and operate gaming facilities. This environment makes it impossible to predict the effects that the adoption of and changes in gaming laws, rules and regulations and/or competition will have on proposed gaming operations. Legislatures in states in which gaming is legal often consider legislation and regulations which could adversely affect operations or expected revenues. In addition, the federal government often considers legislation which could adversely affect gaming operations and expected revenues.

MANAGEMENT AGREEMENT

On June 19, 1993, Casino World, Inc. and Mississippi Gaming Corporation (MGC) entered into a Management Agreement with Casinos Austria Maritime Corporation (CAMC). Subject to certain conditions, under the Management Agreement, CAMC would operate, on an exclusive basis, all of the Company’s proposed dockside gaming casinos in the State of Mississippi. If the Company enters into a joint venture arrangement pursuant to which the joint venture partner acquires a controlling interest, the agreement with CAMC will terminate. Unless earlier terminated pursuant to the provisions of the Agreement, the Agreement terminates five years from the first day of actual Mississippi gaming operations and provides for the payment of an annual operational term management fee of 1.2% of all gross gaming revenues between zero and one hundred million dollars ($100,000,000); plus 0.75% of gross gaming revenue between $100,000,000 and $140,000,000; plus 0.5% of gross gaming revenue above $140,000,000; plus two percent of the net gaming revenue between zero and twenty-five million dollars ($25,000,000); plus three percent of the net gaming revenue above twenty-five million dollars ($25,000,000).

COMPETITION

There is intense competition in the Mississippi market in which the Company intends to operate and in surrounding markets. The Company will compete directly with other existing gaming facilities located in Mississippi and in bordering states, including Louisiana. The Company will also be competing with gaming facilities throughout the United States and the world and with Native American gaming operations which enjoy certain tax advantages. The Company expects this competition to increase as new gaming operators enter these markets, existing competitors expand their operations, gaming activities expand in existing jurisdictions and gaming is legalized in new jurisdictions and/or on the internet. Assuming it is successful in developing a destination casino resort, the Company will also be competing with other forms of gaming and entertainment, including but not limited to, bingo, online computer gambling, pull tabs games, card parlors, sports books, pari-mutuel, dog racing, lotteries, jai-alai, video lottery terminals, and video poker terminals.

II. FLORIDA

The Company no longer has any operations in Florida. The Company previously operated cruises-to-nowhere out of ports located in Florida. In 2001, the Company did not operate any vessels. The Company operated only one vessel in 2000, the M/V EuropaSky, which operated through August 27, 2000. The Company operated 363 cruises and carried 31,241 passengers and earned total revenues of $2,116,086 in 2000. The Company’s vessel, when operated, generally sailed twice daily and provided dining, dancing, and entertainment. The onboard casino offered blackjack, slot machines, craps, roulette and other games. All gaming on the Company’s vessel was conducted in international waters only. On August 2, 2000, the Company sold its remaining two vessels, the M/V Europa Star and M/V Europa Sky. In 2000, the Company also subleased the Madeira Beach, Florida dock, ticket booth and parking facilities to the purchaser of the M/V Europa Sky. In June of 2000, the Company assigned its dock lease in Ft. Myers Beach, Florida to an unrelated third party.

Sale of Vessels

M/V Europa Sun
 On December 30, 1999, the Company entered into an Agreement for the Purchase and Sale of a vessel (the Europa Sun) and Business Assets for a total purchase price of $4,650,000. The Company agreed to sell the M/V Europa Sun, certain equipment, and any transferable lease rights it had to its Miami Beach, Florida port to Stardancer Casino, Inc. The purchase price included the payment by the Purchaser over time of approximately $1,800,000 to Debis Financial Services, Inc., which held a first mortgage on the Europa Sun. The remaining approximate $2,850,000 was paid in three installments of approximately $950,000 each. All amounts due for the purchase of the vessel have been paid in full and the amount due Debis Financial Services, Inc. has been paid in full. The Company recorded a gain on the sale in the amount of $2,792,097 in 1999.

M/V Europa Star
 On August 2, 2000, the Company entered into an Agreement to sell the M/V Europa Star and certain related equipment to Stardancer Casino, Inc. for a total purchase price of $2,100,000. The Agreement also called for the purchaser to undertake the cost of dry dock repairs necessary to bring the vessel into compliance with Coast Guard requirements to ready the vessel for carrying passengers for hire. The purchaser reserved the right to terminate the Agreement had those costs exceeded $750,000. The Purchaser did not exercise that option. In August of 2000, the Company received a down payment in the amount of $300,000. The remainder of the purchase price was paid in full in installments in the amount of $300,000 each through March 2001. The Company recorded a gain on the sale in the amount of $606,924 in 2000.

M/V Europa Sky
 On August 2, 2000, the Company entered into an Agreement for the Purchase and Sale of a Vessel and Certain Assets with Stardancer Casino, Inc., for a total purchase price of $5,200,000. The Agreement required the Company to sublet its dock facilities in Madeira Beach, Florida. The Company operated the vessel through August 27, 2000. The Agreement called for a down payment in the amount of $800,000, which was received in August 2000, and subsequent varying monthly installments through May 2001. The purchase price has been paid in full. The Company recorded a gain on the sale in the amount of $787,898 in 2000.

M/V Europa Stardancer
On December 28, 1998, the Company entered into a Charter Agreement with Seven Star Charters, Inc. to charter the Stardancer for a five year period beginning January 1, 1999. The Agreement called for an annual charter fee of $1,080,000 in addition to certain insurance payments. The Agreement gave Seven Star Charters, Inc. an option to purchase the Stardancer for $2,800,000 or less depending on the time of purchase. The Company received an advance charter fee in the amount of $275,000. On December 3, 1999, the Company sold the M/V Europa Stardancer for $1,800,000 to Stardancer Casino, Inc. In 1999, the Company recorded a loss on the sale in the amount of $1,165,187.

ITEM 2. PROPERTIES

DIAMONDHEAD, MISSISSIPPI PROPERTY

On June 19, 1993, the Company, through Mississippi Gaming Corporation (“MGC”), exercised its option to purchase 404.5 acres of property at Diamondhead, Mississippi for $4,000,000. To complete the purchase of the Diamondhead property, MGC obtained a $2,000,000 loan from Casinos Austria Maritime Corporation (“CAMC”) that was secured by a first mortgage on the Diamondhead, Mississippi property. The first mortgage loan was payable interest only at 8% per annum for fifteen months. The full principal balance on the first mortgage loan was due and payable on June 30, 1995. Prior to its due date, the first mortgage was paid in full from proceeds of a loan obtained by the Company in May 1995 from First Union National Bank of Florida. The loan due First Union National Bank of Florida has been paid in full and the Mississippi property is now debt-free.

On June 19, 1993, MGC entered into an option agreement to purchase, for ten dollars, approximately 100 acres included within the 404 acres of property which constitutes the site. This option expires in June 2003.

EASEMENT/OPTION TO PURCHASE ADJOINING PARCEL

Mississippi Gaming Corporation, a subsidiary of the Company, acquired a 100-foot wide perpetual easement from an adjoining property owner on December 22, 1994. The cost of the easement was $60,000. MGC had the right to construct an asphalt roadway at its expense on the easement property. If construction of the roadway did not commence in seven years from the date of the easement grant, the easement would terminate and revert to the Grantors. The Company was not ready to begin road construction by the expiration date of the easement. Therefore, on October 23, 2001, MGC entered into a three year Option Agreement to purchase the property which was the subject of the easement. The terms of the Option Agreement called for the Company to pay $10,000 upon the signing of the agreement and, beginning on January 2, 2003, to make quarterly payments of $2,500 through October 1, 2004. In addition, the Company may exercise the right to purchase the property for $350,000 on or before December 31, 2002; for $385,000 on or before December 31, 2003; and for $420,000 on or before December 31, 2004, after which time the option expires. All funds paid for the option would be applied to the purchase price of the property in the event the Company elected to exercise the purchase option.

OFFICES

The Company’s headquarters is located at an office condominium owned by the Company at 150-153rd Ave., Suite 202, Madeira Beach, Florida. The Company paid approximately $104,000 for the condominium. The condominium is adjacent to other office space that was previously leased by the Company during the year 2000 and prior thereto. The Company no longer leases any office space in Madeira Beach. During 2000 and 2001, the Company assigned or subleased all of its dock and related facilities. The Company leased property at the following locations during the year ended 2001.

Location:
Mississippi	Lease Terms

5403 Indian Hill Blvd. Diamondhead, Mississippi 39525	Two years commencing June 1, 1998 and continuing month-to-month thereafter.

Florida

645 San Carlos Blvd. Ft. Myers Beach, Florida 33931	Five years commencing March 1, 1995 with option to renew for three years. This lease was renewed. In June of 2000, this lease was assigned to The Big “M” Casino.

Florida

1280 5th Street Miami Beach, Florida	Five years commencing March 1, 1995 with an option to renew for two years. The Company exercised its option to renew in January, 1997. The party which purchased the Miami operation and the Sun makes the payments on this lease. This lease expired February 10, 2002.

DOCK SPACE
 The Company leased dock space at the following locations in 2001:

Location	Lease Terms

150 — 129th Ave. Madeira Beach, Florida 33708	Three years commencing October, 1996 with option to renew for two additional three year periods. The Company exercised its option to renew this lease. The rights were sublet to the party which purchased the Madeira Beach operation and the M/V Europa Sky.

545 San Carlos Boulevard Ft. Myers Beach, Florida 33931	Five years commencing December 1, 1995 with option to renew for three years. This lease was renewed. The dock lease was assigned to The Big “M” Casino in June of 2000. The Big “M” assumed payments on the lease as well as agreeing to pay additional annual amounts totaling $285,000 to Europa Cruises of Florida 1, Inc.

1280 5th Street Miami Beach, Florida 33139	Five years commencing March 1, 1995 with option to renew for two years. The Company exercised its option to renew in January, 1997. The party which purchased the Miami operation and the Sun makes the payments on this lease. The lease expired on February 10, 2002.

STORAGE FACILITIES
 The Company leased storage facilities at the following locations in 2001:

Florida	Lease Terms

4319 Duhme Rd. Madeira Beach, Florida 33708.	Month-to-month leases on various storage units.

ITEM 3. LEGAL PROCEEDINGS

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

Galveston Independent School District, Et al. v. Europa Cruise Lines of Texas, Inc. et al. (In the District Court of Galveston County, Texas) (Case No. 95TX0051)
 Case Decided

On or about January 31, 1995, the Galveston Independent School District filed a Petition in the District Court of Galveston County, Texas for ad valorem taxes allegedly due for the year 1990 in the principal amount of $211,470 and for interest and penalties in the amount of $177,634. On November 10, 1995, unbeknownst to the Company, the Court entered a Final Judgment aggregating a total of $493,615 against Sea Lane Bahamas, Ltd., Europa Cruise Lines of Texas, Inc., and Europa Cruise Line, Ltd, a former subsidiary, together with interest from date of judgment until paid. There has been no attempt to collect the judgment entered against the foregoing defendants from the Company. The Company maintains that it is not liable for the alleged tax or the judgment entered in the case.

Gaming-Related Litigation

William Poulos, et al. v. Ambassador Cruise Lines, Inc., et al. (United States District Court, District of Nevada) (Case No. CV-S-95-936-LDG (RLH))
 Case Pending

On or about November 29, 1994, William Poulos filed a class action lawsuit on behalf of himself and all others similarly situated against approximately thirty-three defendants, including Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc. in the United States District Court, Middle District of Florida, Orlando Division (Case No. 94-1259-CIV-ORL-22). Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc. were served with the Complaint on or about March 15, 1995. The suit was filed against the owners, operators and distributors of cruise ship casinos which utilized casino video poker machines and electronic slot machines. The Plaintiff alleges violation of the Federal Civil RICO statute, common law fraud and deceit, unjust enrichment and negligent misrepresentation. The plaintiff had filed a similar action against most major, land-based casino operators in the United States. The earlier action was transferred from the U.S. District Court in Orlando, Florida to the U.S. District Court in Las Vegas, Nevada. The plaintiff contends in both actions that the defendant owners and operators of casinos, including cruise ship casinos, along with the distributors and manufacturers of video poker machines and electronic slot machines have engaged in a course of fraudulent and misleading conduct intended to induce people to play their machines based on a false understanding that the machines operate in a truly random fashion. The plaintiff alleges that these machines actually follow fixed, preordained sequences that are not random, but rather are both predictable and subject to manipulation by defendants and others. The plaintiff seeks damages in excess of $1 billion dollars against all defendants. On September 13, 1995, the United States District Court for the Middle District of Florida, Orlando Division, transferred the case pending in that Court against Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc. and other defendants to the United States District Court for the District of Nevada, Southern Division. Accordingly, the case against Europa and the other defendants in the cruise ship industry will be litigated and perhaps tried together with those cases now pending against the land-based casino operators and the manufacturers, assemblers and distributors of gaming equipment previously sued in federal court in Nevada. The Company is sharing the cost of litigation in this matter with other defendants. On November 3, 1997, the Court heard various motions in the case, including a Motion to Dismiss filed by the cruise ship defendants. The motion was denied. The Company intends to vigorously defend the case.

Mississippi-Related Litigation

Bay St. Louis Community Association, Preserve Diamondhead Quality, Inc., Gulf Islands Conservancy, Inc. and Concerned Citizens to Protect the Isles and Point, Inc. v. The Commission on Marine Resources, Hancock County Port and Harbor Commission and Casino World, Inc. (Chancery Court of Hancock County, Mississippi)((Case No. 960707)

Case Decided (Casino World prevails on appeal to Mississippi Supreme Court)

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

On January 15, 1997, the Plaintiffs filed a Notice of Appeal, appealing the decision of the Chancery Court to the Supreme Court of Mississippi. On July 23, 1998, the Supreme Court of Mississippi reversed the lower court’s decision and remanded the case to the lower court for a hearing on the merits. On or about

August 6, 1998, Casino World, Inc. filed a Motion for Rehearing which was denied on October 15, 1998. On or about October 26, 1998, the case was remanded to the lower court for a hearing on the merits. A hearing on the merits of the case was held on June 22, 2000.

On September 12, 2000, the trial court filed a Memorandum Opinion & Judgment affirming the decision of the Commission on Marine Resources to grant a variance and permit to Casino World, Inc. The trial court found that the Commission’s decision to issue the variance and permit was not arbitrary or capricious, that it was supported by substantial evidence, that it was consistent with the public policy set forth in the Coastal Wetlands Protection Act and that the decision did not violate any statutory or Constitutional rights of the plaintiffs. On October 11, 2000, the plaintiffs filed a Notice of Appeal with the Supreme Court of Mississippi. On October 18, 2001, the Mississippi Supreme Court affirmed the decision of the Commission on Marine Resources in granting a Use Plan Adjustment and Permit to Casino World, Inc. On November 1, 2001, the plaintiffs filed a Motion for Reconsideration of the decision of the Mississippi Supreme Court. On March 7, 2002, the Motion for Reconsideration was denied.

Other Litigation

Sea Lane Bahamas Limited v. Europa Cruises Corporation (United States District Court for the Southern District of Florida) (Case No. 94-10004)

Case Pending
 In February, 1994, following attachment of one of the Company’s vessels by Sea Lane Bahamas Limited, the Company entered into a partial settlement agreement with Sea Lane with respect to the Company’s obligations under a Bareboat Charter Agreement. With respect to unpaid charter hire, the Company paid the sum of $250,000 to Sea Lane plus an additional $386,000 in monthly payments of $30,000 per month plus interest at the rate of six percent (6%) per annum fully paid as of December 31, 1995. However, the Company’s liability, if any, for damages arising out of the condition of the Europa Jet upon its redelivery to Sea Lane remained in dispute. The Settlement Agreement provided that if the Company and Sea Lane were unable to settle their dispute with respect to the condition of the Europa Jet when it was redelivered to Sea Lane, the amount of the Company’s remaining obligation to Sea Lane would be determined in binding arbitration. Sea Lane contends that substantial expenses, in excess of one million dollars, were incurred to make repairs for which Europa is responsible. On or about April 10, 1995, the United States District Court entered an Order granting Sea Lane’s Petition to Compel Arbitration.

Europa took the position in arbitration that the Plaintiff had failed to name the real party in interest as Plaintiff and that it was too late to do so. On or about March 18, 1998, in an attempt to add Marne (Delaware), Inc. as a Plaintiff in the case, the Plaintiff filed a Motion to Re-Open the case for the purpose of considering Plaintiff’s proposed Motion for Leave to Amend the Complaint to Join Marne (Delaware), Inc. as a Party Plaintiff and for Relation Back of [the] Amendment. On or about April 16, 1998, Europa filed an Opposition to the motion. On June 1, 1998, the District Court entered an Order Denying Sea Lane’s Motion to Re-Open and Amend. On or about June 11, 1998, Sea Lane filed a Motion for Reconsideration. Europa filed a Memorandum in Opposition to Sea Lane’s Motion for Reconsideration. On June 22, 1998, the District Court entered an Order Denying [Sea Lane’s] Motion for Reconsideration. On or about July 6, 1998, Sea Lane filed a Notice of Appeal to the United States Court of Appeals for

the Eleventh Circuit. The Eleventh Circuit issued a decision dismissing the appeal for lack of jurisdiction, ruling that the Order of the District Court was not an appealable Order.

On November 3, 1998, in an apparent effort to attempt to avoid a successful outcome for Europa on appeal in the above-captioned matter, Sea Lane Bahamas Limited and Marne (Delaware) Inc. filed a similar, companion case against Europa Cruises Corporation and Europa Cruise Line, Ltd. in the Circuit Court of the Eleventh Judicial Circuit In and For Miami-Dade County, Florida (Case No. 98-25127CA02) alleging breach of charter, breach of settlement agreement, and fraud in the inducement and seeking compensatory and punitive damages. In response, Europa filed a Motion to Stay, Dismiss, and Strike. The case is still pending. The Company has recorded an estimated liability for losses in the above matter in the amount of $400,000.

Liberis v. Steven M. Turner, Deborah A. Vitale, William A. Herold, Dr. Ernst Walter, Sharon Petty, Charles “Kip” Reddien, Serco International Limited, Casinos Austria Maritime Corporation (CAMC), Austroinvest International Limited, Bertha Gersh, as Administrator of the Estate of Victor Gersh, Europa Cruises Corporation, Peter Mueller, Steven B. Solomon, and John Does A-Z (Circuit Court in and for Pinellas County, Florida) (Civil Action No. 98-007120-CI-008)

Case Pending
 On or about October 30, 1998, Liberis, Charles S. Liberis, the founder of the Company, a former President, Chief Operating Officer and Chairman of the Board of Directors of the Company, and his former spouse, Ginger Liberis, filed suit in the Circuit Court in and for Pinellas County, Florida for fraud and conspiracy, intentional interference with advantageous business relationships, intentional breach of duty to facilitate stock transfers, conspiracy, negligence-failure to facilitate stock transfers, defamation, conspiracy to defame, and intentional infliction of emotional distress. This is the sixth legal action filed by Liberis against the Company and/or its officers and directors and others. The Company intends to vigorously defend this case as it has defended the multiple, other actions filed by Liberis against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Election of the Board of Directors

The last annual meeting of Europa Cruises Corporation was held on October 6, 2000 at the Beau Rivage Hotel and Casino in Biloxi, Mississippi. The election of a Board of Directors was submitted to a vote of the securities holders. The Company reported that a total of approximately 28,333,850 shares voted. Of those, 27,887,566, or approximately 98.4%, voted for the incumbent Board of Directors, Deborah A. Vitale, James Illius, John R. Duber, Paul J. DeMattia and Gregory A. Harrison. A total of 446,284 shares, or approximately 1.6%, were withheld. Paul J. DeMattia subsequently resigned as a Director effective September 15, 2001.

There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The shares of the Company’s Common Stock, $.001 par value (the “Common Stock”) are traded on the over-the-counter market under the symbol KRUZ. The following table sets forth the high and low bid price quotations of the Common Stock in each full quarter during the periods set forth. The over-the-counter quotations reflect inter-dealer prices without retail markup, markdown, or commission and may not represent actual transactions.

	2001 Quarters		2000 Quarters

	High	Low	High	Low

First Quarter	$.6562	$.406	$.61	$.406
Second Quarter	1.02	.41	.53	.41
Third Quarter	.85	.205	.51	.205
Fourth Quarter	1.00	.16	.23	.16

On December 31, 2001, there were 919 registered holders of record of the Common Stock of the Company. On April 1, 2002 there were 909 registered holders of record of the Common Stock of the Company.

The Company has never paid a cash dividend on its Common Stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s current priority is the development of a destination casino resort in Diamondhead, Mississippi. In the opinion of management, this project holds the greatest potential for increasing shareholder value. The Company’s management, financial resources and assets will be devoted towards the development of this goal. There can be no assurance that, if developed, the Diamondhead casino resort will be successful.

The Company had no operations in 2001. The Company ended its cruise ship operations on August 27, 2000. In December of 1999, the Company sold two of its four vessels, the M/V Europa Stardancer and the M/V Europa Sun. Following these sales, the Company was left with two vessels, the M/V Europa Star and the M/V Europa Sky as well as their related docking facilities in Ft. Myers, Florida and Madeira Beach, Florida. The M/V Europa Star ceased operation in July 1999 and remained idle during 2000. The M/V Europa Sky operated through August 27, 2000, after which time operations were assumed by the purchaser of the vessel.

Effective June 1, 2000, the Company assigned its lease in Ft. Myers Beach to an unrelated operator. The terms of the agreement require this operator to assume all costs associated with the Company’s original lease, including a balloon payment which was made in September 2000 in the approximate amount of

$105,600. In addition, the Agreement calls for Europa to receive payments of approximately $22,400 per month for the duration of the lease.

On August 2, 2000, the Company subleased its Madeira Beach, Florida port and sold the M/V Europa Sky and certain assets and equipment to Stardancer Casino, Inc., a South Carolina corporation for $5,200,000, consisting of cash in the amount of $800,000 and a receivable in the amount of $4,400,000. The remainder of the full purchase price due was paid on or about May 1, 2001. The Company realized a gain on the sale in the amount of $787,898.

On August 2, 2000, the Company also entered into another, separate agreement to sell the M/V Europa Star to Stardancer Casino, Inc. for a total purchase price of $2,100,000. As of April 1, 2000, the Company had received the full amount of the purchase price in cash. The Company realized a gain on the sale in the amount of $606,924.

Revenues

The Company reported total revenue of $384,840 for the year ended December 31, 2001, which consisted primarily of $269,316 of income derived from the assignment of its Ft. Myers dock leases and $102,389 of interest earned on invested cash. In 2000, the Company earned total revenue of $2,149,952, of which $1,629,341 was associated with vessel operations and $286,990 was associated with lease payments received pursuant to the assignment of its Ft. Myers dock leases. Revenue associated with vessel operations consisted of net win from gaming activities, which is the difference between gaming wins and losses, passenger fares, and food and beverage sales. This revenue does not include the retail value of fares, food and beverages provided gratuitously to customers, which amounted to $362,377 in 2000. Other revenues earned consisted of the following:

	2001	2000

Estimated DOL audit in 1999 in excess of final settlement in 2000	$—	$90,057
Debt forgiveness — Casinos Austria equipment lease	—	31,492
Other	13,135	78,206

Total	$13,135	$199,755

Costs and Expenses

In 2001, costs and expenses incurred totaled $979,162, of which $764,175 were administrative in nature. Total expenses in 2001 included non-cash ESOP charges in the amount of $50,909. In 2000, costs and expenses totaled $4,205,737, of which $2,613,035 were associated with vessel operations and of which $994,930 were administrative in nature. Total expenses in 2000 included non-cash ESOP charges in the amount of $83,750.

Costs and expenses associated with vessel operations in 2000 consisted of the following:

Vessel operating costs	$1,878,543
Depreciation of vessels, related equipment and Amortization of dry dock costs	709,774
Advertising and promotional expenses	24,718

Total Expenses Associated with Vessel Operations:	$2,613,035

Interest expense declined from $290,739 in 2000 to $95,425 in 2001, a decrease of $195,314. The decrease is due to payment in full of that debt formerly owed to First Union National Bank of Florida which was satisfied in November 2000.

Liquidity and Capital Resources

During the year ended December 31, 2001, the Company was able to meet its normal operating costs and expenses from its cash flow. During the year, the Company received the remaining cash payments totaling $3,000,000 due from the sale of its vessels in prior years. The sales proceeds collected in 2001 were used to reduce accounts payable and accrued expenses by $289,954, to reduce debt by $680,551, to fund costs and expenses in excess of current earned revenues, and to increase available cash by $1,416,134.

The Company remained liable in 2001 for installment payments due in the amount of $30,360 per month and a balloon payment due of $1,430,356 to deBis Financial Services, Inc. which held a first mortgage on the M/V Europa Sun. The Company required the purchaser of the M/V Europa Sun to assume this liability as part of the purchase price of the ship. The purchaser paid the required installment payments of principal and interest in the amount of $30,360 per month. In addition, the Purchaser made a balloon payment of principal in the amount of $1,430,356 in December of 2001. This payment satisfied the note payable due deBis Financial Services, Inc. in full.

The Company remains liable to the Florida Department of Revenue pursuant to a settlement agreement relating to the audit period February 1, 1989 through June 30, 1994. The terms of the settlement agreement, as amended, call for the Company to make monthly installments in the amount of $10,475 through May 2005, with a final balloon payment in the amount of $964,093 due thereafter.

In the opinion of management, the Company expects that ongoing cash requirements associated with administration, debt service, and preliminary and capital expenses associated with the Mississippi project, will continue to exceed revenue generated in future periods. However, in the opinion of management, the Company will be able to support its ongoing operating expenses through the use of revenue generated by the Ft. Myers dock lease assignment, passive income earned on invested cash, and from cash reserves currently on hand.

Capital Expenditure Requirement

During the next fiscal year the Company expects to retain an engineering firm to draft an Environmental Impact Statement (EIS) for its Diamondhead, Mississippi property. The cost of an EIS and certain related studies is expected to range from $600,000 to $1,000,000.

The Company may, as discussed in Part I, Item 2, of this document, exercise an option to purchase property adjoining the Company’s current Mississippi property at a price ranging from $350,000 to $420,000 depending upon the time of exercise.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements and notes thereto are included herein beginning at page F-1.

ITEM 8. ACCOUNTING AND FINANCIAL DISCLOSURE

On December 29, 2000, at a regularly scheduled meeting of the Board of Directors of Europa Cruises Corporation, the Board approved a resolution to retain Friedman, Alpren & Green, LLP as its independent accounting firm and auditors for the fiscal year ending December 31, 2000 to replace the firm of BDO Seidman, LLP (BDO) which was dismissed as auditors of the Company effective January 11, 2001.

The reports of BDO on the Company’s financial statements as of December 31, 1999 and 1998 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

A.     Directors and Officers:

The current executive officers of the Company and their titles are as follows:

Name	Age	Title

Deborah A. Vitale	51	Chairman of the Board, President, Chief Executive Officer, Secretary and Treasurer
John R. Duber	46	Director, Vice-President, Assistant Secretary
Gregory A. Harrison	57	Director
James Illius	51	Director
Robert Zimmerman	52	Chief Financial Officer

Deborah A. Vitale was elected Chairman of the Board of Directors in March 1995 and was appointed Secretary of the Company in November 1994. She has been a Director of the Company since December 1992. On February 14, 1997, Ms. Vitale was appointed Chairman of the Board of Directors of Casino World, Inc. and Chairman of the Board of Directors of Mississippi Gaming Corporation, each a subsidiary of the Company. On September 2, 1997, Ms. Vitale was appointed President of Casino World, Inc. and Mississippi Gaming Corporation. On February 20, 1998, Ms. Vitale was appointed President and Chief Executive Officer of Europa Cruises Corporation. Prior to joining Europa, Ms. Vitale was a trial attorney licensed to practice law in Maryland, Virginia and Washington D.C. Ms. Vitale has over twenty years of experience handling complex civil litigation. Ms. Vitale was a principal in the firm of Miller &

Vitale, P.C. from November 1990 to September 1992. Ms. Vitale has, in the past, served as Listing Official for the Environmental Protection Agency.

John R. Duber was named as a Director of the Company on February 18, 1998. From January, 1998 through September 1, 2001, Mr. Duber was employed by the Company as its Director of Investor Relations. Mr. Duber was elected Vice-President and Assistant Secretary of the Company in February 1998. Since 1992, Mr. Duber has worked as a consultant in the trucking industry. According to Mr. Duber, he is currently a private investor and from time to time works as a private contractor in the skilled trade area. Mr. Duber received his Bachelor of Science Degree from John Carroll University in 1977.

Gregory A. Harrison was named as a Director of the Company on February 20, 1998. Mr. Harrison is a consulting forensic engineer with over thirty-five years of diversified fire/civil/safety engineering experience with NASA, DOD, NBS, NRC, ARAMCO, and Tenera, L.P. Mr. Harrison has qualified as an expert witness in various courts in eight states. Mr. Harrison received a B.S. degree in Fire Protection Engineering from the University of Maryland in 1966; an M.S. degree in Civil Engineering from the University of Maryland in 1970, an M.S. degree in Engineering Administration from George Washington University in 1979 and a PH.D. in Safety Engineering from Kennedy-Western University in 1994. Mr. Harrison held a top secret security clearance with the U.S. Department of Energy, the U.S. Department of Defense, and the U.S. Nuclear Regulatory Commission for many years. Mr. Harrison has served on the Board of Directors of Data Measurement Corporation and was an Advisory Board member of First Patriot National Bank and United Bank. Since January 14, 2002, Mr. Harrison has been employed by the Company as its Director of Engineering and Corporate Development.

James Illius was named a Director of the Company on May 20, 1999. Mr. Illius has been a shareholder of the Company since June of 1994 and is the largest holder of common stock of the Company. Mr. Illius is the founder and President of Builders Loft, Inc., a wholesale building supplier. The Company, which employs eleven persons, has sales of approximately five million dollars annually. Mr. Illius has been involved in the building and construction area for approximately thirty years. Mr. Illius is an active stock market investor and manages his Company’s pension fund. Mr. Illius invests in and develops real estate. Mr. Illius is a lifelong resident of the Cleveland, Ohio area.

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

B.     Changes in Management and the Board of Directors

Paul J. DeMattia, resigned from the Board of Directors effective September 15, 2001. There were no other changes in the composition of the Board of Directors or management during the year ended December 31, 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon its review of Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, all of such forms were filed timely by reporting persons during 2001 and all purchases and sales of stock have been disclosed by the Company.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides information concerning the compensation of current executive officers of the Company and its wholly owned subsidiaries. No other person serving as an executive officer on December 31, 2001, received cash compensation in excess of $100,000 during any of the last three fiscal years.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation

						Awards	Payouts

					Other
All Other					Annual	Restricted		All
Occupation					Compen-	Stock	LTIP	Other
Compensation	Year		Salary	Bonus	sation	Awards	Option	Compensation

Deborah A. Vitale(3)	2001	(1)	$139,424	None	None	None	900,000 (2)	None	(4)
President as of	2000		$125,000	None	None	None	450,000 (3)	None	(4)
February 20, 1998	1999	(4)	$125,000	None	None	None	None	None	—

(1)	Ms. Vitale was paid $38,461 of her 2000 compensation in 2001.

(2)	On March 27, 2001, Ms. Vitale was awarded 100,000 options exercisable at $ .50 per share for services rendered as a Director. On April 11, 2001, Ms. Vitale was awarded 800,000 options exercisable at $ .50 per share. On April 18, 2001, 800,000 options to purchase shares of Common Stock exercisable at $ .75 per share expired.

(3)	On October 24, 2000, Ms. Vitale was awarded 250,000 options exercisable at $ .50 per share for services rendered as a Director and 200,000 options exercisable at $ .50 per share.

(4)	As of December 31, 2000, Ms. Vitale became 20% vested in 19,941 shares of Common Stock allocated to her account in the Europa Cruises Corporation Employee Stock Ownership Plan for shares allocated through 1999. As of December 31, 2001, Ms. Vitale became 40% vested in 46,410 shares of Common Stock allocated to her account in the Europa Cruises Corporation Employee Stock Ownership Plan for shared allocated through 2000.

OPTION GRANTS IN LAST FISCAL YEAR

On October 24, 2000, the Board of Directors awarded 1,475,000 options to purchase shares of the Company’s common stock to Directors and Officers of the Company. In addition, the Board awarded 25,000 options to an honorary director of the Company and 50,000 options to a key employee of the Company.

OPTION GRANTS IN CURRENT YEAR

On March 27, 2001, the Board of Directors awarded 550,000 options to purchase shares of the Company’s common stock to Directors and Officers of the Company. On April 10, 2001, the Board of Directors awarded 800,000 options exercisable at $.50 per share to Deborah A. Vitale. On April 18, 2001, 800,000 options to purchase common stock, which were previously awarded to Deborah A. Vitale, expired. On July 23, 2001, the Board of Directors awarded 63,500 options to purchase Common Stock at $ .63 to a key employee.

AGGREGATE OPTION EXERCISED IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

The following table shows stock options exercised by the named executive officers during the fiscal year ended December 31, 2001. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 2001. None of the following options are “incentive stock options” within the meaning of Section 422A of the Internal Revenue Code of 1986.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
	Shares	Value	Options at Year-End		At Year-End(2)
	Acquired	Realized
	On Exercise	(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Deborah A. Vitale	None	None	2,100,000	None	$607,500	None
John R. Duber	None	None	450,000	None	157,500	None
Gregory A. Harrison	None	None	400,000	None	157,500	None
James Illius	None	None	400,000	None	180,000	None

(1)	The “Value realized” reflects the appreciation on the date of exercise (based on the excess of the fair market value of the shares on the date of exercise over the exercise price). However, because the officer may keep the shares acquired upon the exercise of options or sell them at a different price, this amount does not necessarily reflect cash realized upon the sale of those shares.

(2)	“In-the-Money Options” are options outstanding at the end of the last fiscal year for which the fair market value of the Common Stock at the end of the last fiscal year ($.95 per share) exceeded the exercise price of the options.

Directors’ Compensation

The current members of the Board of Directors are not paid for their services as a Director. Directors are reimbursed for certain approved expenses incurred in connection with Company business and for certain approved expenses incurred in connection with attendance at non-telephonic Board meetings and non-telephonic committee meetings.

On April 18, 1996, Deborah A. Vitale, a Director, was awarded 250,000 options to purchase common stock exercisable at $.75 per share for services rendered as a Director and 550,000 options exercisable at $.75 per share for services rendered as a non-director. On April 18, 2001, those options expired. On April 3, 1998, Ms. Vitale was awarded 750,000 options to purchase common stock exercisable at $1.00 per share for services rendered as President of Europa and its subsidiaries. On October 24, 2000, Ms. Vitale was awarded 250,000 options exercisable at $.50 per share for services rendered as Director and 200,000 options exercisable at $.50 per share for services as a non-director. On March 27, 2001, Ms. Vitale was awarded 100,000 options exercisable at $.50 per share for services rendered as a Director. On April 11, 2001, Ms. Vitale was awarded 800,000 options exercisable at $ .50 per share.

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

On March 24, 1998, Gregory Harrison, a Director, was awarded 50,000 options to purchase common stock exercisable at $1.00 per share for services rendered as a Director, provided he remained a Director for six months from the date of his appointment (unless removed by vote of the shareholders or a failure to be nominated to the next Board of Directors or unless unable to serve due to death or by reason of physical or mental incapacity). On October 24, 2000, Mr. Harrison was awarded 250,000 options to purchase common stock at an exercise price of $.50 per share for services rendered as a Director. On March 27, 2001, Mr. Harrison was awarded 100,000 options exercisable at $.50 per share for services rendered as a Director.

On March 24, 1998, Paul DeMattia, a Director, was awarded 50,000 options to purchase common stock exercisable at $1.00 per share for services rendered as a Director, provided he remained a Director for six months from the date of his appointment (unless removed by vote of the shareholders or a failure to be nominated to the next Board of Directors or unless unable to serve due to death or by reason of physical or mental incapacity). On October 24, 2000, Mr. DeMattia was awarded 250,000 options to purchase common stock at an exercise price of $.50 per share for services rendered as a Director. On March 27, 2001, Mr. DeMattia was awarded 100,000 options exercisable at $.50 per share for services rendered as a Director. Mr. DeMattia subsequently resigned from the Board of Directors effective September 15, 2001.

On October 24, 2000, James Illius, a Director, was awarded 250,000 options to purchase common stock exercisable at $.50 per share for services rendered as a Director. On March 27, 2001, Mr. Illius was awarded 150,000 options exercisable at $.50 per share for services rendered as a Director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AS OF APRIL 1, 2002

The following table sets forth, to the Company’s knowledge, as of April 1, 2002, based on filings with the Securities and Exchange Commission, the beneficial ownership of the outstanding Voting Stock held by (i) each person or entity beneficially owning more than 5% of the shares of any class of Voting Stock, (ii) each director, nominee, and certain executive officers, individually, and (iii) all directors and executive officers as a group.

	Amount &
	Nature of
Name and Address	Beneficial	Title of	Percent
of Beneficial Owner	Ownership	Class of	Class	Voting(1)

Europa Cruises Corporation	3,420,455	Common	9.27%	8.83%
Employee Stock Ownership Plan Trust (2) 150-153rd Avenue Madeira Beach, Florida 33708

Deborah A. Vitale (2)(3)(4)	5,666,865	Common	15.36%	14.63%
Chairman, President, CEO, Secretary and Treasurer Chairman, President Secretary and Treasurer of Casino World, Inc. and Mississippi Gaming Corp. 1013 Princess Street Alexandria, Virginia 22314

John R. Duber (2)(3)(5)	4,036,268	Common	10.94%	10.42%
Director, Vice-President and Assistant Secretary 20018 Westover Avenue Rocky River, Ohio 44116

James Illius(6)	2,942,551	Common	7.97%	7.60%
Director 3791 Francis Drive Rocky River, Ohio 44116

	Amount &
	Nature of
Name and Address	Beneficial	Title of	Percent
of Beneficial Owner	Ownership	Class of	Class	Voting(1)

Gregory Harrison(6)	1,133,000	Common	3.07%	2.93%
Director 16209 Kimberly Grove Gaithersburg, Maryland 20878

Serco International Limited	924,334	Common	2.50%	7.10%
P.O. Box 15, A-9010	900,000	S-NR Preferred	100.00%
Klagenfurt, Austria	926,000	S Preferred	100.00%
Austroinvest International Limited(7)	924,334	Common	2.50%	7.10%
P.O. Box 15, A-9010	900,000	S-NR Preferred	100.00%
Klagenfurt, Austria	926,000	S Preferred	100.00%

Ernst G. Walter(7)	924,334	Common	2.50%	7.10%
14700 Gulf Blvd., Apt.401	900,000	S-NR Preferred	100.00%
Madeira Beach, Florida 33708	926,000	S Preferred	100.00%

All Directors and Officers as a Group (5 persons):	10,459,039		28.34%	27.01%

(1)	Common Stock and S-NR Preferred and S Preferred shares have been combined for the purpose of calculating voting percentages.

(2)	The Europa Cruises Corporation Employee Stock Ownership Plan (“ESOP”) was established on August 18, 1994. The Trustees of the ESOP are Deborah A. Vitale, President, CEO, and Chairman of the Board and John R. Duber, Vice-President and a Director. As of December 31, 2001, 1,579,545 ESOP shares had been released and 1,500,000 ESOP shares had been allocated to participants in the ESOP. The participants in the ESOP are entitled to direct the Trustees as to the manner in which the Company’s allocated shares are voted. Unallocated shares are voted by the Trustees. The Trustees are required to vote the ESOP shares in the best interests of ESOP beneficiaries.

(3)	Includes 3,420,455 unallocated shares of Common Stock which will be voted by Ms. Vitale and Mr. Duber as Trustees of the ESOP.

(4)	Includes options to purchase 2,100,000 shares of Common Stock.

(5)	Includes options to purchase 450,000 shares of Common Stock.

(6)	Includes options to purchase 400,000 shares of Common Stock.

(7)	Serco International Limited and Austroinvest International Limited are affiliated entities. The Company understands that Dr. Ernst Walter is the sole director of each company. The total beneficial ownership of securities of the Company held by the two corporations and Dr. Walter includes: 900,000 shares of Series S-NR Preferred Stock owned by Serco International Limited; 924,334 shares of Common Stock owned by Serco International Limited; and 926,000 shares of S Preferred Stock owned by Austroinvest International Limited.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 18, 1994, the Company established the Europa Cruises Corporation Employee Stock Ownership Plan (the “ESOP”). The ESOP, which is a qualified retirement plan under the provisions of Section 401(a) of the Internal Revenue Code and an employee stock ownership plan within the meaning of Section 4975(e)(7) of the Internal Revenue Code, was established primarily to invest in stock of the Company. All employees as of December 31, 1994, and subsequent new employees having completed 1,000 hours of service are eligible to participate in the ESOP. The Company also established a trust called the Europa Cruises Corporation Employee Stock Ownership Plan Trust Agreement to serve as the funding vehicle for the ESOP. The Trustees of this trust are Deborah A. Vitale and John R. Duber. As of December 31, 2001, 1,500,000 shares of Common Stock had been allocated to participants in the ESOP. Unallocated shares are voted by the Trustees. The Trustees are required to vote the ESOP shares in the best interests of the ESOP beneficiaries.

On August 21, 1994, the Company loaned $4,275,000 to the ESOP in exchange for a ten-year promissory note bearing interest at eight percent per annum. On August 24, 1994, the ESOP purchased 2,880,000 shares of the Company’s Common Stock with the proceeds of the loan. On August 25, 1994 the Company loaned an additional $3,180,000 to the ESOP in exchange for a ten year promissory note bearing interest at eight percent per annum. On August 26, 1994, the ESOP purchased an additional 2,120,000 shares of the Company’s Common Stock with the proceeds of the loan. The shares of Common Stock were pledged to the Company as security for the loans. The promissory notes will be repaid with the proceeds of annual contributions made by the Company to the ESOP. In April of 1995, the Company agreed to extend the maturity of the loans to twenty years. Effective for the Plan year beginning January 1, 2001, the Company amended the plan and related loans for the purpose of limiting excise tax liability for plan contributions in excess of IRS Code 415 limitations. To accomplish this, the Company agreed to extend the maturity of the loans to fifty years.

Meetings of the Board of Directors

The Board of Directors held nine meetings during 2001 and ten meetings during 2000. Each Director attended at least 75% of the total number of Board meetings held during the period for which he or she was a Director. The Board does not have a compensation or nominating committee. The Board’s audit committee for the years ended 2000 and 2001 consisted of Deborah A. Vitale and John R. Duber, both of whom were Directors and Officers of the Company and Gregory Harrison and Paul DeMattia (until his resignation effective September 15, 2001), both of whom were outside Directors of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

(a)	3(a)(i)	Certificate of Incorporation of the Company. (ii) Amendment to Certificate of Incorporation of the Company

(a)	3(b)	By-laws of the Company.

(g)	4.1	Subscription and Investment Agreement between Europa Cruises Corporation and Lagoon Cruise Line, Inc. dated August 26, 1994.

(g)	4.2	Warrant Agreement between Europa Cruises Corporation and FLC Holding Corp dated July 8, 1992.

(g)	4.2.1	Consent and Amendment of Credit Agreement Note and Warrant by and among FLC Holding Corp. (“FLC”), EuropaSky Corporation (“EuropaSky”), Europa Cruises Corporation and Casino World, Inc. (“Casino”), dated May 27, 1993 without Exhibits.

(g)	4.3	Warrant Agreement between Europa Cruises Corporation and The Stuart-James Company Incorporated dated June 29, 1989.

(g)	4.3.1	Warrant Certificates and Assignments for 125,520 shares and 17,000 shares registered in the name of Marc N. Geman dated June 22, 1994.

(g)	4.3.2	Motion to Approve Settlement Agreement Among Trustee, Marc N. Geman and Chatfield Dean & Co., Inc. dated October 8, 1993 with Settlement Agreement dated October 6, 1993 attached.

(g)	4.3.4	Order Approving Settlement Agreement Among Trustee, Marc N. Geman and Chatfield Dean & Co., Inc.

(g)	4.3.5	Agreement between Marc N. Geman and Europa Cruises Corporation dated June 15, 1993.

(g)	4.4	Convertible Promissory Note between Europa Cruises Corporation and Serco International Ltd. dated November 11, 1993: Transfer by Serco International Ltd. to Gaming Invest Corp. and election to convert Promissory Note by Gaming-Invest Corp.

	5.1	Qualified plan determination letter from the Internal Revenue Service dated April 4, 1996, issued to the Europa Cruises Corporation Employee Stock Ownership Plan.

Exhibits

(g)	10.1	Consulting Agreement between Europa Cruises Corporation and Casinos Austria Maritime Corporation dated September 16, 1994.

(g)	10.1.1	Equipment Lease between Europa Cruises Corporation and Casinos Austria Maritime Corporation dated October 13, 1994.

(g)	10.1.2	Promissory Note payable to Casinos Austria Maritime Corporation dated December 30,1994, and Second Naval Mortgage on the M/V Stardancer.

(g)	10.1.3	Subordination Agreement between Lagoon Cruise Line, Inc., Europa Stardancer Incorporation and Casinos Austria Maritime Corporation.

(a)	10(d)	The Company’s 1988 Stock Option Plan.

(b)	10(e)	Standard Bareboat Charter Agreement, dated August, 1989, between Sea Lanes Bahamas Limited and Europa Cruise Lines, Ltd.

(c)	10(f)	Service Agreement, dated April 12, 1991, between Service America Corporation and Europa Cruise Lines.

(c)	10(g)	Lease Agreement, dated June 30, 1991, between Palm Grove Marina, Inc., and Europa Cruises of Florida 1, Inc.

(c)	10(h)	Memorandum of Agreement for lease, dated March 29, 1992, between Durwood Dunn and Mississippi Gaming Corporation.

(c)	10(i)	Lease Agreement, dated January 29, 1992, between Claiborne County, Mississippi Port Commission and Mississippi Gaming Corporation.

(c)	10(j)	Contract of Sale, dated February 21, 1992, between Ferry Binghamton, Inc., and Mississippi Gaming Corporation.

(b)	10(k)	Lease Agreement, dated November 30, 1990, between Europa Cruises of Florida 2, Inc., and Hubbard Enterprises, Inc.

(b)	10(l)	Reciprocal Relationship Agreement, dated December 28, 1990, amongst Europa Cruises of Florida 1, Inc., Europa Cruises of Florida 2, Inc., the Company and Cordis, A.G.

(b)	10(m)	Promissory Note, dated December 31, 1990, and Addendum thereto, dated May 2, 1991, from the Company to Charles S. Liberis, P.A., Profit Sharing Plan.

(b)	10(n)	Promissory Note, dated December 31, 1990, and Addenda thereto, dated April 18 and May 2, 1991, from the Company to Harlan G. Allen, Jr.

Exhibits

(b)	10(o)	Stock Option and Agreement, dated December 31, 1990, between the Company and Charles S. Liberis, P.A., Profit Sharing Plan.

(b)	10(p)	Stock Option and Agreement, dated December 31, 1990, between the Company and Harlan G. Allen, Jr.

(b)	10(q)	Promissory Note, dated January 25, 1992, from Europa Cruises of Florida 1, Inc., and Europa Cruises of Florida 2, Inc., to Cordis, A.G.

(b)	10(r)	Release, dated January 25, 1991, by Europa Cruise Lines, Ltd. in favor of the St. Paul Fire & Marine Insurance Co. Lloyds and certain London companies, through Bain Clarkson, Ltd.

(b)	10(s)	Promissory Note, dated February 15, 1991, from Europa Cruises of Florida 1, Inc., to Midlantic.

(b)	10(t)	Assumption Modification and Security Agreement, dated February 15, 1992, amongst Europa Cruises of Florida 2, Inc., the Company and Midlantic.

(b)	10(u)	Mortgage Modification Agreement, dated February 15, 1992, between Europa Cruises of Florida 2, Inc., and Midlantic.

(b)	10(v)	Guarantee Agreement, dated February 15, 1991, between Europa Cruises of Florida 2, Inc., and Midlantic, Re: Europa Cruises of Florida 2, Inc.

(b)	10(w)	Coordination Agreement, dated February 20, 1991, between Midlantic and Cordis, A.G.

(b)	10(aa)	Assignment of Note Receivable, Account Receivable and Common Stock from Harlan G. Allen, Jr. to the Company.

(b)	10(bb)	Stock Purchase Agreement, dated March 31, 1991, between the Company and Freeport Cruise Line, Ltd.

(b)	10(cc)	Pledge Agreement and Addendum thereto, dated April 18, 1991, between the Company and Harlan G. Allen, Jr.

(b)	10(dd)	Franchise and Development Agreements between LoneStar Hospitality Corporation and Miami Subs U.S.A., Inc., dated July 1, 1992.

(d)	10(ee)	Vessel Purchase Agreement dated July 8, 1992 between the Company and FLC, Re: Purchase of the EuropaSky.

(d)	10(ff)	Contract of Sale dated July 21, 1992, between the Company and Ferry Binghamton, Inc. Re: the Purchase of Miss New York.

Exhibits

(d)	10(gg)	Agreement to Lease and Option to Purchase dated July 7, 1992, between the Company and A&M Developers, Inc. Re: Bossier City site.

(d)	10(hh)	Vessel Completion Contract by and between Eastern Shipyards, Inc., and FLC Holding Corporation Re: EuropaSky.

(e)	10(ii)	Stock Purchase Agreement dated December 21, 1992 between Europa Cruises Corporation and Jeffrey L. Beck, Trustee.

(e)	10(jj)	Copy of the Complaint filed by Charles S. Liberis vs. the Company and others.

	10(kk)	Settlement agreement between the Company and Sea Lane Bahamas, Ltd. dated February 4, 1994.

(f)	10(ll)	Gaming Concession Agreement between the Company and Casinos Austria Maritime Corporation dated February 18, 1993.

(f)	10(mm)	Management Agreement between the Company and Casinos Austria Maritime Corporation dated June 19, 1993.

(f)	10(nn)	Diamondhead, Mississippi Loan Agreement, Continuing Guaranty, Promissory Note, and extension of Promissory Note between the Company and Casinos Austria Maritime Corporation mortgage to September 17, 1994.

(f)	10(oo)	Convertible Promissory Note dated November 11, 1993 issued by the Company to Serco International Ltd.

(f)	10(pp)	Lease Agreement between the Company and Serco International Ltd dated November 15, 1993.

(f)	10(qq)	Casino World, Inc. 1993 Stock Option Plan dated March 25, 1993.

(f)	10(rr)	Form of Stock Option Agreement dated as of August 31, 1994 issued to Deborah A. Vitale, Stephen M. Turner, Ernst G. Walter and Lester E. Bullock.

(f)	10(ss)	Easement dated December 22, 1994 granted to Mississippi Gaming Corporation adjacent to proposed Diamondhead gaming site.

(f)	10(tt)	Miami Beach Marina Lease dated February 10, 1995 as amended between Europa Cruises of Florida, 2 and Tallahassee Building Corp.

(f)	10(uu)	Settlement Agreement dated May 9, 1994 between Europa Cruises Corporation and Harlan G. Allen, Jr.

Exhibits

(f)	10(vv)	First Union National Bank Credit and Security Agreement and Promissory Note dated May 23, 1995 between Europa Cruises Corporation, Europa Cruises of Florida 1, Inc., Europa Cruises of Florida 2, Inc., EuropaSky Corporation and Europa Stardancer Corporation.

(f)	10(ww)	First Union National Bank Credit and Security Agreement and Promissory Note dated August 25, 1995 between Europa Cruises Corporation, Europa Cruises of Florida 1, Inc., Europa Cruises of Florida 2, Inc., EuropaSky Corporation and Europa Stardancer Corporation.

(f)	10(xx)	Snug Harbor Group, Inc. Lease dated September 20, 1996 between Snug Harbor Group, Inc. and Europa Cruises of Florida 1, Inc.

(f)	10(yy)	Tidelands Lease and Land Lease dated February 1, 1996, between Hancock County Port and Harbor Commission and Mississippi Gaming Corporation.

	10.2	Warrant Agreement Between First Union National Bank of Florida and Europa Cruises Corporation dated October 30, 1996 and February 4, 1997.

	10.2.1	Second Modification of Credit and Security Agreement and other Loan Documents and Renewal Promissory Note between First Union National Bank of Florida and Europa Cruises Corporation dated October 31, 1996.

	10.2.2	Promissory Note between Europa Cruises of Florida 2, Inc. and dEBIS Financial Services, Inc. dated October 30, 1996.

	10.2.3	Form of Stock Option Agreements for options granted April 18, 1996 to Lester Bullock, Deborah Vitale, Piers Hedley, Debra Gladstone, Andy Rufo, Michael Reeves, and Jim Monninger.

	10.2.4	Lease Agreement between Tierra Verde Marina Development Corporation and Europa Stardancer Corporation dated October 1, 1996.

	10.2.5	Agreement between the Company and McDonald & Company Securities, Inc. dated April 2, 1998.

(h)	10.3	Charter Agreement between Europa Stardancer Corporation and Seven Star Charters, Inc. dated December 28,1998.

(h)	10.3.1	Agreement for Purchase and Sale of a Vessel between Europa Stardancer Corporation and Seven Star Charters, Inc. dated October 30, 1999.

(h)	10.3.2	Agreement for Purchase and Sale of a Vessel and Business Assets between Europa Cruises of Florida 2, Inc. and Stardancer Casino, Inc. dated December 30, 1999.

Exhibits

(h)	10.3.3	Agreement for the Purchase and Sale of a Vessel and Certain Assets between Europasky Corporation and Stardancer Casino, Inc, dated August 2, 2000.

(h)	10.3.4	Agreement for the Purchase and Sale of a Vessel between Europa Cruises of Florida 1, Inc. and Stardancer Casino, Inc. dated August 2, 2000.

(f)	18	Letter from BDO Seidman, LLP regarding 1995 change in accounting principle.

Index to Exhibits

(a)	Previously filed as an exhibit to the Company’s Registration Statement No. 33-26256-A and incorporated by reference.

(b)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated by reference.

(c)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated by reference.

(d)	Previously filed as an exhibit to the Company’s Form S-2 Registration Statement dated August 26, 1992 and incorporated by reference.

(e)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1992 and incorporated by reference.

(f)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the years ended December 31, 1993 and 1994 and incorporated by reference.

(g)	Previously filed as an exhibit to the Company’s S-2 Registration Statement (No. 33-89014) filed January 31, 1995 and incorporated by reference.

(h)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the years ended December 31, 2000 and 1999 and incorporated by reference.

Reports on Form 8-K

On January 11, 2001, the Company filed a Form 8-K with the Securities and Exchange Commission to notify the Commission of the change of accountants for the audit of the Company’s financial statements for the year ended December 31, 2000.

Subsidiaries of the Registrant:

Mississippi Gaming Corporation (Delaware)
Casino World, Inc. (Delaware)
Europa Cruises of Florida 1, Inc. (Delaware)
Europa Cruises of Florida 2, Inc. (Delaware)
Europa Stardancer Corporation (Delaware)
EuropaSky Corporation (Delaware)
EuropaJet Corporation (Delaware)
Europa Casino Management Corporation (Delaware)

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROPA CRUISES CORPORATION
DATE: April 11, 2002	/s/ Deborah A. Vitale By: Deborah A. Vitale, President

/s/ Robert Zimmerman By: Robert Zimmerman

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date
/s/ Deborah A. Vitale, President and Chairman of the Board	April 11, 2002

/s/ John R. Duber Vice President, Director	April 11, 2002

/s/ Gregory A. Harrison Director	April 11, 2002

/s/ James Illius Director	April 11, 2002

EUROPA CRUISES CORPORATION
AND SUBSIDIARIES

FRIEDMAN ALPREN & GREEN LLP CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS	1700 BROADWAY NEW YORK, NY 10019 212-582-1600 FAX 212-265-4761 www.nyccpas.com

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
of Europa Cruises Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Europa Cruises Corporation and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Europa Cruises Corporation and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

Friedman Alpren & Green LLP

New York, NY
January 28, 2002

EUROPA CRUISES CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2001

ASSETS

Current assets
Cash and cash equivalents	$2,713,217
Accounts receivable	164,211
Prepaid insurance and other	87,607

Total current assets	2,965,035
Property and equipment, less accumulated depreciation of $147,862	91,686
Land under development for dockside gaming (Note 2)	5,073,052
Other assets	3,439

$8,133,212

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$281,408
Current maturities of long-term debt (Note 4)	32,968

Total current liabilities	314,376

Long-term debt, less current maturities (Note 4)	1,049,758
Other liabilities (Note 8)	400,000

Total liabilities	1,764,134

Commitments and contingencies (Notes 2 and 8)	—
Stockholders’ equity (Notes 5 and 6)
Preferred stock, $.01 par value; shares authorized 5,000,000; outstanding 2,122,000 ($2,591,080 aggregate liquidation preference)	21,220
Common stock, $.001 par value — shares authorized 50,000,000; issued 33,852,753, outstanding 29,182,298	33,853
Additional paid-in capital	26,509,705
Unearned ESOP shares	(5,099,898)
Deficit	(14,905,646)
Treasury stock, at cost, 1,250,000 shares	(190,156)

Total stockholders’ equity	6,369,078

$8,133,212

See accompanying notes to consolidated financial statements.

EUROPA CRUISES CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000

REVENUES
Associated with vessel operations	$—	$1,629,341
Dock lease income	269,316	286,990
Interest earned on invested cash	102,389	33,866
Other	13,135	199,755

	384,840	2,149,952

COSTS AND EXPENSES
Associated with vessel operations	—	2,613,035
Administrative and general	764,175	994,930
Depreciation and amortization (Note 3)	12,867	55,414
Interest	95,425	290,739
Other operating costs	106,695	251,619

	979,162	4,205,737

Net gain on sale of assets (Note 2)	2,750	1,394,822

NET LOSS	(591,572)	(660,963)
PREFERRED STOCK DIVIDENDS	(106,538)	(124,960)

NET LOSS APPLICABLE TO COMMON STOCK	$(698,110)	$(785,923)

PER SHARE AMOUNTS
Net loss per common share, basic and diluted	$(.024)	$(.028)

Weighted average number of common shares outstanding	29,144,345	28,564,074

See accompanying notes to consolidated financial statements.

EUROPA CRUISES CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(NOTES 5 AND 6)

YEARS ENDED DECEMBER 31, 2001 AND 2000

			Additional
	Preferred	Common	Paid-In	Unearned
	Stock	Stock	Capital	ESOP Shares

Balance, January 1, 2000	$25,320	$33,018	$26,681,051	$(5,586,564)
ESOP compensation	—	—	(289,375)	373,125
Preferred stock dividends	—	189	80,771	—
Conversion of preferred to common	(4,000)	400	3,600	—
Issuance of common stock for cash	—	40	17,960	—
Issuance of common stock for services	—	60	27,540	—
Net loss for the year	—	—	—	—

Balance, December 31, 2000	21,320	33,707	26,521,547	(5,213,439)
ESOP compensation	—	—	(62,632)	113,541
Preferred stock dividends	—	133	48,827	—
Conversion of preferred to common	(100)	10	90	—
Issuance of common stock for services	—	3	1,873	—
Net loss for the year	—	—	—	—

Balance, December 31, 2001	$21,220	$33,853	$26,509,705	$(5,099,898)

		Treasury
	(Deficit)	Stock	Total

Balance, January 1, 2000	$(13,421,613)	$(190,156)	$7,541,056
ESOP compensation	—	—	83,750
Preferred stock dividends	(124,960)	—	(44,000)
Conversion of preferred to common	—	—	—
Issuance of common stock for cash	—	—	18,000
Issuance of common stock for services	—	—	27,600
Net loss for the year	(660,963)	—	(660,963)

Balance, December 31, 2000	(14,207,536)	(190,156)	6,965,443
ESOP compensation	—	—	50,909
Preferred stock dividends	(106,538)	—	(57,578)
Conversion of preferred to common	—	—	—
Issuance of common stock for services	—	—	1,876
Net loss for the year	(591,572)	—	(591,572)

Balance, December 31, 2001	$(14,905,646)	$(190,156)	$6,369,078

See accompanying notes to consolidated financial statements.

EUROPA CRUISES CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(NOTE 9)

YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000

OPERATING ACTIVITIES
Net loss	$(591,572)	$(660,963)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	12,867	765,188
ESOP provision	50,909	83,750
Net gain on sale of assets	(2,750)	(1,394,822)
Commission accrued on sale of vessel	—	(90,000)
Consulting services paid with common stock	1,876	27,600
(Increase) decrease in:
Accounts receivable	(2,885)	37,215
Prepaid insurance and other	(15,097)	85,885
(Decrease) increase in:
Accounts payable and accrued expenses	(289,954)	(774,142)
Other liabilities	—	(144,283)

Cash used in operating activities	(836,606)	(2,064,572)

INVESTING ACTIVITIES
Net proceeds from sale of assets	2,750	4,171,000
Purchase of property and equipment	(11,881)	(2,545)
Collection of notes receivable	4,616,722	3,033,278
Deferred dry dock costs	—	(204,345)

Cash provided by investing activities	4,607,591	6,997,388

FINANCING ACTIVITIES
Repayment of long-term debt	(2,297,273)	(3,811,478)
Repayment of due to stockholders	—	(216,300)
Preferred stock dividends	(57,578)	(44,000)
Proceeds from issuance of common stock for cash	—	18,000

Cash used in financing activities	(2,354,851)	(4,053,778)

Net increase in cash and cash equivalents	1,416,134	879,038
Cash and cash equivalents, beginning of year	1,297,083	418,045

Cash and cash equivalents, end of year	$2,713,217	$1,297,083

See accompanying notes to consolidated financial statements.

EUROPA CRUISES CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business	Europa Cruises Corporation and Subsidiaries (the “Company”) intends to develop over 400 acres of unimproved land in Diamondhead, Mississippi, as a casino resort. The Company originally was organized to principally own, operate and promote cruise vessels offering day and evening cruises in the State of Florida. The Company’s cruises included a variety of shipboard activities such as dining, casino operations, sightseeing, live music and other entertainment. In August 2000 and December 1999, the Company sold its four cruise vessels.

2. Liquidity	The Company has embarked on a new strategic direction when it disposed of assets related to its cruise operations so to focus its efforts on developing a casino resort at Diamondhead, Mississippi. The Company owns or has options to purchase a total of 404.5 acres of unimproved land in Diamondhead, Mississippi on which it plans to develop a casino resort. The ownership and operation of a gaming business in Mississippi are subject to numerous risks and uncertainties, including but not limited to the availability of financing, licensing, and the receipt of permits from various federal, state and local agencies.

Litigation brought by environmental groups, neighbors, and competitors may delay regulatory approvals and the issuance of permits necessary for the construction of the casino resort. In addition, the Company is required to obtain an environmental impact statement, which has had a material adverse impact on the development. The Company expects the cost of an environmental impact statement and related studies to approximate from $600,000 to $1,000,000.

There can be no assurances that the necessary regulatory approvals can be obtained or that financing will be available. At December 31, 2001, the Company does not have the financial resources to develop its proposed Mississippi dockside gaming facility. There can be no assurances that the development will be successfully completed.

EUROPA CRUISES CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Liquidity
(continued)	Dockside gaming development costs consist of the following:

2001

Land under development for dockside gaming	$4,868,139
Option for purchase of frontage	9,407
Licenses	77,000
Engineering and costs associated with permitting	118,506

$5,073,052

The Company’s cash flow during 2001 was sufficient to sustain its operations, and it believes that cash flow will continue to be sufficient. The Company, however, may be unable to meet any unusual or unanticipated cash requirements should they arise during 2002, except through the sale of stock or borrowing.

3. Summary of Significant
Accounting Policies	Principles of Consolidation

The consolidated financial statements include the accounts of Europa Cruises Corporation and all of its subsidiaries. All material intercompany balances and transactions have been eliminated in the consolidation.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

EUROPA CRUISES CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant	Cash Equivalents
Accounting Policies
(continued)	The Company considers all liquid debt instruments with original maturities of three months or less to be cash equivalents.

The Company’s cash balances are maintained primarily in one bank and are insured for up to $100,000 by the Federal Deposit Insurance Corporation.

Land Held for Development

Land held for development of a dockside casino is carried at the lower of cost or market, which at December 31, 2001 was at cost. Costs directly related to site development, such as licensing and permits, engineering, options to purchase frontage property, and other costs, are capitalized to the land.

Dockside Gaming Development Costs

Preopening expenses, which consist principally of payroll and marketing costs, are expensed as incurred. Expenditures which result in acquisition of assets which benefit future periods are deferred and amortized over the period of expected future benefit.

Long-Lived Assets

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

EUROPA CRUISES CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant	Vessels, Equipment and Fixtures
Accounting Policies
(continued)	Vessels were depreciated over 20 years using the straight-line method. Vessel improvements, furniture, fixtures and equipment were recorded at cost and were depreciated over their estimated useful lives (which range from two to twenty years) using the straight-line method. Expenditures for repairs and maintenance were expensed as incurred. Renovations and improvements which extended estimated useful lives were capitalized and depreciated over the period of their estimated useful life.

Revenues Associated with Vessel Operations

Casino revenue was the net win from gaming activities, which is the difference between gaming wins and losses. Revenue did not include the retail amount of fares, food, and beverage provided gratuitously to customers, which was $362,377 in 2000. Passenger fares and food revenue were recognized upon completion of the voyage. No revenues associated with vessel operations were earned in 2001.

Expenses Associated with Vessel

Costs and expenses associated with vessel operations in 2000 were as follows:

Vessel operating costs	$1,878,543
Depreciation and amortization of vessels
and related equipment and amortization of dry docking costs	709,774
Advertising and promotional expense	24,718

Total expenses associated with vessel operations	$2,613,035

No expenses associated with vessel operations were incurred in 2001.

EUROPA CRUISES CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant	Employee Stock Ownership Plan
Accounting Policies
(continued)	In August 1994, the Company established an Employee Stock Ownership Plan (ESOP) financed by employer loans. Compensation expense is measured at the fair market value of shares committed to be released. Shares are committed to be released ratably over the period of employee service. Dividends, if any, are treated as follows: (1) on unallocated shares used to pay debt service are reported as a reduction of the indebtedness to the Company; (2) on unallocated shares paid to participants are reported as compensation cost and (3) on allocated shares are charged to retained earnings. The Company has not paid any dividends.

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

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average of common shares outstanding during the year. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potential dilutive effect of outstanding stock options. The Company’s potential common stock, such as stock purchase options, warrants and convertible preferred stock, is excluded from diluted net loss per share as their effect would be antidilutive.

EUROPA CRUISES CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant	Segment Information
Accounting Policies
(continued)	Operating segments are components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company currently operates solely in one line of business, development of land and dockside gaming activities which relates to planned future operations.

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets and possibly reclassify certain intangible assets into goodwill. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. The Company is currently assessing the impact of these new standards on its financial position, results of operations and cash flows.

In August 2001, the FASB issued SFAS No. 144, “Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment or disposal of long-lived assets. The Company is currently assessing the impact of this new standard on its financial position, results of operations and cash flows.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

EUROPA CRUISES CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Long-Term Debt	At December 31, 2001, long-term debt consisted of:

State of Florida Sales Tax Closing Agreement, less unamortized discount of $141,501 based on an imputed interest rate of 10%	$1,082,726
Less current maturities	(32,968)

$1,049,758

On November 28, 1994, the Florida Department of Revenue proposed a sales and use tax assessment, including estimated penalties and interest of approximately $7.4 million. In June 1997, the Company settled with the Florida Department of Revenue for approximately $1.733 million. The settlement includes monthly payments of approximately $21,000, which were reduced to $10,476 in March 1998. The settlement required no interest until June 2000 and at a rate of 6% per year until maturity. A balloon payment in the amount of $964,093 is due after the final installment on May 5, 2005.

At December 31, 2001, annual maturities of long-term debt are as follows:

Year Ending December 31,	Amount

2002	$32,968
2003	35,949
2004	39,455
2005	974,354

$1,082,726

5. Stockholders’ Equity	At December 31, 2001, the Company had a stock option plan and non-plan options, which are described below. The Company applies the intrinsic value method in accordance with APB Opinion 25, “Accounting For Stock Issued To Employees,” and related interpretations in accounting for employee stock options. Under APB Opinion 25, no compensation cost is recognized because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant.

EUROPA CRUISES CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Stockholders’ Equity	Non-Plan Stock Options

(continued)	In March 2001, the Company granted 550,000 non-plan stock options at an exercise price of $.50 that expire in March 2006 to Directors of the Company. In April 2001, the Company granted 800,000 non-plan stock options at an exercise price of $.50 that expire in April 2006 to the President and Chairman of the Board of Directors. In addition, in July of 2001, the Company granted 63,500 non-plan stock options at an exercise price of $.63 that expire in July 2006 to a key employee. In April of 2001, 1,450,000 non-plan options issued to Directors, former Directors, former Officers, and former key employees expired.

In October 2000, the Company granted 1,550,000 non-plan stock options at an exercise price of $.50 that expire in July 2005. The options granted consisted of 1,475,000 to directors and officers, 25,000 to an honorary director and 50,000 to a key employee.

Stock Option Plan

On December 19, 1988, the Company adopted a stock option plan (the “Plan”) for its officers and management personnel under which options could be granted to purchase up to 1,000,000 shares of the Company’s common stock. Accordingly, the Company reserved for issuance 1,000,000 shares under the Plan. The option price may not be less than 100% of the market value of the shares on the date of the grant. The options expire within ten years from the date of grant. At December 31, 2001, no options from this plan have been exercised.

Accounting for Stock Options

FASB Statement 123, “Accounting For Stock-Based Compensation”, requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation cost for the Company’s employee stock options had been determined in accordance with the fair value method. The Company estimates the fair value of each employee stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001 and 2000: expected life of 5 years, no dividend yield percent, expected volatility of 106.99% and 120.04% in 2001 and 2000 and risk-free interest rate of 4.73% and 5.71% in 2001 and 2000, respectively.

EUROPA CRUISES CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Stockholders’ Equity	Accounting for Stock Options (continued)

(continued)	Under the accounting provisions of FASB Statement 123, the Company’s net loss and net loss per share would have been as follows:

		2001	2000

Net loss
Applicable to	As Reported	$(698,110)	$(785,923)
Common Stock	Pro forma	$(1,198,954)	(989,379)

Earnings per	As Reported	$(.02)	$(.03)
common share	Pro forma	$(.04)	$(.03)

A summary of status of the Company’s fixed Plan and non-plan options as of December 31, 2001 and 2000, and changes during the years ended on those dates is presented below:

	December 31, 2001		December 31, 2000

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	4,135,000	$.72	2,585,000	$.85
Granted	1,413,500	.51	1,550,000	.50
Exercised	—	—	—	—
Expired	1,450,000	—	—	—

Outstanding at end of year	4,098,500	$.64	4,135,000	$.72

Options exercisable at year-end	4,098,500	—	4,135,000	—
Weighted-average fair value of options granted during the year	—	$.35	—	$.13

The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

Weighted-
	Number	Average	Weighted	Number	Weighted-
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	At	Contractual	Exercise	At	Exercise
Prices	12/31/01	Life	Price	12/31/01	Price

$.50 - $1.00	4,098,500	3.27	$.64	4,098,500	$.64

EUROPA CRUISES CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Stockholders’ Equity	Preferred Stock

(continued)	On June 14, 1993, the Company issued to AustroInvest International Inc. 926,000 shares of $.01 par value Series S Voting, Non-Convertible Preferred Stock in exchange for proceeds of $1,000,080. Cumulative three percent per annum dividends are payable quarterly. These shares may be redeemed at the option of the Company at $1.08 per share plus 1.08 cents per share for each quarter that such shares are outstanding. The shares also have a $1.08 per share preference in involuntary liquidation. At December 31, 2001, outstanding Series S preferred stock totaled 926,000 shares. In addition, no cumulative dividends were in arrears at December 31, 2001.

On September 13, 1993, the Company issued to Serco International Limited (a wholly owned subsidiary of AustroInvest International Inc. and a stockholder of the Company) 900,000 shares of its $.01 par value Series S-NR Voting, Non-Convertible, Non-Redeemable, Preferred Stock, in exchange for proceeds of $999,000. Non-cumulative three percent per annum dividends are payable quarterly. Upon involuntary liquidation of the Company, the liquidation preference of each share is $1.11. At December 31, 2001, outstanding Series S-NR preferred stock totaled 900,000 shares.

In March 1994, the Company offered, pursuant to Regulation S, one million units at $5.50 per unit, each unit consisting of one share of the Company’s $.001 par value common stock and two shares of the Company’s Series S-PIK Junior, cumulative, convertible, non-redeemable, non-voting $.01 par value preferred stock. Each share of Series S-PIK preferred stock is convertible into one share of the Company’s voting common stock, at any time after February 15, 1995. During 2001 and 2000, 10,000 and 400,000 of these shares were converted to 10,000 and 400,000 common shares, respectively. The Series S-PIK preferred stock ranks junior to the Series S and Series S-NR preferred shares as to the distribution of assets upon liquidation, dissolution or winding up of the Company. Upon liquidation of the Company, the S-PIK preferred stock will have a liquidation preference of $2.00 per share. A cumulative quarterly dividend of $0.04 per share is payable on the Series S-PIK preferred

EUROPA CRUISES CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Stockholders’ Equity	Preferred Stock (Continued)

(continued)	stock. At December 31, 2001, outstanding Series S-PIK Junior preferred stock totaled 296,000 shares. Cumulative dividends in arrears at December 31, 2001 amounted to $11,840 and were subsequently paid in common stock in January of 2002.

During 2001, the Company paid $48,960 of the total preferred dividend of $106,538 with 133,280 shares of its common stock. During 2000, the Company paid $80,960 of the total preferred dividend of $124,960 with approximately 189,000 shares of its common stock.

Other

In connection with a refinancing in 1996, the Company granted to First Union National Bank ten-year warrants to purchase an aggregate 200,000 shares of the Company’s common stock at $2 per share.

During 2001, the Company issued 2,500 shares of common stock in exchange for approximately $1,876 of services.

During 2000, the Company issued 40,000 shares of common stock in exchange for cash of approximately $18,000 and 60,000 shares of common stock in exchange for approximately $27,600 of services.

6. Employee Stock
Ownership	The Company’s employee stock ownership plan (ESOP) is intended to be a qualified retirement plan and an employee stock ownership plan. All employees having one year of service are eligible to participate in the ESOP. The ESOP was funded by two, 8% promissory notes issued by the Company. The shares of common stock are pledged to the Company as security for the loans. The promissory notes are payable from the proceeds of annual contributions made by the Company to the ESOP. In January of 2001, the plan and accompanying promissory notes were amended to conform to the Company’s current employment structure, by extending the note repayment terms through 2044.

EUROPA CRUISES CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Employee Stock
Ownership
(continued)	Shares are allocated to the participants’ accounts in relation to repayments of the loans from the Company. At December 31, 2001, 1,579,545 shares have been legally released, of which 79,545 were released in 2001. At December 31, 2001, 3,420,455 shares with a fair market value of $3,249,432 are unearned.

The Company recognized net compensation expense equal to the shares allocated multiplied by the fair value of each share less any dividends received by the ESOP on unallocated shares. Compensation expense related to the ESOP for 2001 and 2000 was $50,909 and $83,750, respectively. The unearned ESOP shares in stockholders’ equity represented deferred compensation expense to be recognized by the Company in future years as additional shares are allocated to participants.

7. Income Taxes	At December 31, 2001, the Company had net operating loss carryforwards for income taxes of approximately $12.2 million, which expire during various periods through 2021. Changes in ownership in prior years of greater than fifty percent, which occurred as a result of the Company’s issuances of common and preferred stock, may result in an annual limitation of approximately $1,200,000 being imposed upon the future utilization of approximately $7.9 million of the net operating losses for tax purposes.

Realization of deferred income taxes as of December 31, 2001 was not considered likely. Therefore, no deferred tax asset is recorded.

8. Commitments and	Leases
Contingencies	The Company leases certain port facilities, sales and office space and office equipment under lease agreements which expire through 2003. The leases generally contain renewal options and require that the Company pay for utilities, insurance, property taxes, rental expense and maintenance. The Company currently leases office space and dockage in Florida and in Diamondhead, Mississippi. Rental expense was approximately $20,443 and $251,108 in 2001 and 2000, respectively.

EUROPA CRUISES CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Commitments and	Leases (continued)
Contingencies
(continued)	During 2000 and 1999, the Company sold all cruise vessels and assigned and subleased all the leases for dock space. The sublessees are required to pay the original lessor the rental obligations plus $269,316 per year to the Company through October 2003. At December 31, 2001, the Company is contingently liable for the following if the sublessee does not make payments.

Year Ending December 31	Amount

2002	$372,000
2003	212,000

$584,000

Gaming Concession Agreement

On June 19, 1994, the Company entered into a Management Agreement with Casinos Austria Maritime Corporation (“CAMC”) to operate, on an exclusive basis, all of the proposed dockside gaming casinos in the State of Mississippi. If the Company enters into a joint venture arrangement pursuant to which the joint venture partner acquires a controlling interest, the agreement with CAMC will terminate. The Management Agreement is for a term of five years beginning when the casino resort becomes operational and provides for the payment of an operational term management fee based on a percentage of gross gaming revenues, as defined.

Litigation

Marne

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

EUROPA CRUISES CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Commitments and	Litigation (continued)
Contingencies
(continued)	Marne (continued)

The Company’s liability for alleged damages arising out of the condition of the Europa Jet upon its redelivery is in dispute. The lessor claims the liability for damages to the Europa Jet under the charterparty agreement is in excess of $1 million. The Company and the lessor were unable to settle this dispute with respect to the condition of the Europa Jet when it was redelivered, and the amount of the Company’s remaining obligation, if any, has not yet been determined. During 1995, the Europa Jet sank off the coast of Florida in a hurricane. The Company has previously accrued approximately $400,000 in anticipated settlement of the matter. The Company believes that its ultimate liability with respect to this matter will be immaterial to its consolidated financial condition.

Liberis

Charles S. Liberis, the founder of the Company and former Chairperson of the Board of Directors, has filed several civil actions seeking compensatory, punitive, treble damages and attorneys’ fees against the Company, its directors and officers, and others, one of which is still pending.

Friends of the Earth, Inc. and Gulf Islands Conservancy, Inc. v. United States Army Corps of Engineers

On March 27, 1998, Friends of the Earth, Inc. and Gulf Islands Conservancy, Inc. filed a Complaint against the United States Army Corps of Engineers (“Corps of Engineers”), alleging the Corps of Engineers’ approval of the Company’s permit without prior preparation of an environmental impact statement to be in violation of the National Environmental Policy Act and applicable regulations. The lawsuit seeks to enjoin the Corps of Engineers from permitting the Company or its successors-in-interest and all other casino developers from proceeding with future development of any dockside gambling facilities or related infrastructure in certain areas, until the Corps of Engineers prepared an environmental impact statement. The Company was not named as a party in the action, but was permitted to intervene as a party defendant in the action.

EUROPA CRUISES CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Commitments and	Litigation (continued)
Contingencies
(continued)	Friends of the Earth, Inc. and Gulf Islands Conservancy, Inc. v. United States Army Corps of Engineers (continued)

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

This decision had a material adverse impact on the development of the Diamondhead, Mississippi project. The Company does not know how long it will take or how much it will cost to complete an environmental impact statement. The Company filed a notice of appeal in the case. The appeal was subsequently withdrawn.

Galveston Independent School District, et al. v. Europa Cruise Lines of Texas, Inc. et al. (In the District Court of Galveston County, Texas) (Case No. 95TX0051)

On or about January 31, 1995, the Galveston Independent School District filed a Petition in the District Court of Galveston County, Texas for ad valorem taxes allegedly due for the year 1990 in the principal amount of $211,470 and for interest and penalties in the amount of $177,634. On November 10, 1995, unbeknownst to the Company, the Court entered a Final Judgment aggregating a total of $493,615 against Sea Lane Bahamas, Ltd., Europa Cruise Lines of Texas, Inc. and Europa Cruise Line, Ltd. (a former subsidiary of the Company), together with interest from date of judgment until paid. There has been no attempt to collect the judgment from the Company. The Company maintains that it is not liable for the alleged tax or the judgment entered in the case.

EUROPA CRUISES CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Commitments and	Litigation (continued)
Contingencies
(continued)	William Poulos, et al. v. Ambassador Cruise Lines, Inc., et al

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

In September 1995, the case was transferred to the United States District Court for the District of Nevada, Southern Division. Accordingly, the case against Europa and the other defendants in the cruise ship industry will be litigated and perhaps tried together with those cases now pending against the land-based casino operators and the manufacturers, assemblers and distributors of gaming equipment. Management believes the Nevada forum provides a more favorable forum in which to litigate the issues raised in the Complaint. The Company is sharing the cost of litigation in this matter with other defendants. Management believes there is no support for plaintiff’s factual claims and the Company intends to vigorously defend this lawsuit.

Any of the above described litigation pending against the Company may have an adverse impact on the Company’s ability to secure financing for its planned Mississippi expansion and on licensing by the Mississippi Gaming Commission. The ultimate outcome of these matters cannot presently be determined. Accordingly, the accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

EUROPA CRUISES CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Supplemental
Cash Flow	Supplemental schedules are as follows:

	Interest paid:
		2001	2000

	Cash paid for interest	$95,000	$305,000

	Non-cash transactions are as follows:

		2001	2000

	Notes receivable from sales of vessels	$—	$6,200,000
	Preferred stock dividends paid with shares of common stock	48,960	80,960

10. Other Revenue	Other revenue consists of the following:

		2001	2000

	Forgiveness of debt	$—	$31,492
	Labor settlement	—	90,057
	Other	13,135	78,206

		$13,135	$199,755

During 2000, the Company negotiated a reduction of its liability arising from a 1999 Department of Labor assessment for back wages, resulting in other income in the amount of $90,057. In addition, the Company settled a longstanding equipment lease obligation with Casinos Austria for $31,492 less than the liability previously accrued.
11. Fair Value of
Financial Instruments	FASB Statement No. 107 requires estimated fair value amounts to be determined by the Company’s management using available market information and other valuation methods.

The Company’s financial instruments consist principally of cash and cash equivalents, accounts and notes receivable and long-term debt. The carrying amounts of such financial instruments approximated fair value at December 31, 2001.