Form 10QSB
period 2002-03-31
EUROPA CRUISES CORP
filed 2002-05-15
CIK 844887

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Indicate the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: Number of Shares Outstanding at May 8, 2002: 29,232,117.

                               TABLE OF CONTENTS


PART 1:   FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                 Condensed Consolidated Statements of Operations for the Three
                 Months Ended March 31, 2002 and March 31, 2001........................................  4

                 Condensed Consolidated Balance Sheet as of March 31, 2002...........................  5-6

                 Condensed Consolidated Statements of Cash Flows for the Three
                 Months Ended March 31, 2002 and March 31, 2001......................................  7-8

                 Notes to Condensed Consolidated Financial Statements................................    9

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND FINANCIAL RESULTS

                 Results of Operations for the Three Months ended March 31, 2002.....................10-11


PART II:   OTHER INFORMATION

ITEM 1     Legal Proceedings .........................................................................  11

ITEM 4     Submission of Matters to a Vote of Security Holders .......................................  11

ITEM 5     Other Information..........................................................................  12

ITEM 6     Exhibits and Reports on Form 8-K ..........................................................  12

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form-10QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form-10KSB for the year ended December 31, 2001.

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED MARCH 31*
                                                -------------------------------
                                                    2002                2001
                                                ------------       ------------
Revenues:

Dock Lease Income                                     67,329             67,329
Interest Earned on Invested Cash                      11,160             25,264
Other                                                  7,659             11,218
                                                ------------       ------------
                                                      86,148            103,811
                                                ------------       ------------
Costs and Expenses:
General and Administrative                           205,145            200,789
Depreciation and Amortization                          4,721              3,100
Interest                                              23,807             24,092
Other                                                 34,037             36,875
                                                ------------       ------------
                                                     267,710            264,856
                                                ------------       ------------
Net Loss                                            (181,562)          (161,045)
Preferred Stock Dividends                            (26,840)           (27,240)
                                                ------------       ------------
Net Loss Applicable to
Common Stock                                    $   (208,402)      $   (188,285)
                                                ============       ============
Loss Per Share
Basic and Diluted                               $      (.007)      $      (.006)
                                                ============       ============
Weighted Average Number of
Common Shares Outstanding                         29,200,420         29,025,857
                                                ============       ============


     See accompanying notes to condensed consolidated financial statements.

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

ASSETS

                                                                   MARCH 31, 2001
                                                                   --------------
Current Assets:

Cash and Cash Equivalents                                             $2,477,988

Accounts Receivable                                                      161,585

Prepaid Insurance and Other                                               78,395
                                                                      ----------

Total Current Assets                                                   2,717,968

Equipment and Fixtures,
Less Accumulated Depreciation                                             90,036

Land Held for Development -
Dockside Gaming                                                        5,079,241
                                                                      ----------
                                                                      $7,887,245
                                                                      ==========

     See accompanying notes to condensed consolidated financial statements.

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     MARCH 31, 2001
                                                     --------------
Current Liabilities:

Accounts Payable and Accrued Liabilities            $    198,380

Current Maturities of Long-Term Debt                      33,701

Unearned Revenue                                          21,354
                                                    ------------

   Total Current Liabilities                             253,435

Long-Term Debt Less Current Maturities                 1,041,405

Other Liabilities                                        400,000
                                                    ------------

Total Liabilities                                      1,694,840
                                                    ------------

Stockholders' Equity:

Preferred Stock, $.01 par value;
Shares Authorized: 5,000,000
Shares Outstanding: 2,122,000
Aggregate Liquidation Preference ($2,591,080)             21,220

Common Stock, $.001 par value;
Shares Authorized: 50,000,000
Shares Issued:     33,869,993                             33,870
Shares Outstanding: 29,219,425

Additional Paid-In-Capital:                           26,511,766

Unearned ESOP Shares                                  (5,070,248)

Deficit                                              (15,114,047)

Treasury Stock, at Cost, 1,250,000 Shares               (190,156)
                                                    ------------

Total Stockholders' Equity                             6,192,405
                                                    ------------
                                                    $  7,887,245
                                                    ============



     See accompanying notes to condensed consolidated financial statements.

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                       2002              2001
                                                    -----------     ------------
Operating Activities:

Net  Loss                                           $  (181,562)    $  (161,045)
Adjustments to reconcile net loss
to net cash used in
operating activities:

Depreciation and Amortization                             4,721           3,100

Release of ESOP Shares                                   19,488          26,875

Decrease (increase) in:

  Accounts Receivable                                     2,626          (5,398)

  Prepaid and Other Assets                               12,651             261

Increase (decrease) in:

  Accounts Payable and Accrued Liabilities              (83,027)       (179,308)

  Unearned Revenue                                       21,354              --
                                                    -----------     -----------

Cash used in
Operating Activities:                                  (203,749)       (315,515)
                                                    -----------     -----------

Investing Activities

  Collection of Note Receivable                              --       2,249,069

  Land Development                                       (9,260)             --
                                                    -----------     -----------

Cash provided by (used in)
Investing Activities                                     (9,260)      2,249,069
                                                    -----------     -----------


     See accompanying notes to condensed consolidated financial statements.

                   EUROPA CRUISES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                    THREE MONTHS ENDED MARCH 31
                                                   -----------------------------
                                                       2002             2001
                                                   ------------     ------------
Financing Activities:

  Payment of Notes and long-term debt                   (7,620)        (706,402)

  Preferred stock dividends                            (14,600)         (15,000)
                                                   -----------      -----------

Cash used in
financing activities:                                  (22,220)        (721,402)
                                                   -----------      -----------

Net increase (decrease) in cash
and cash equivalents                                  (235,229)       1,212,152

Cash and cash equivalents,
beginning of period                                  2,713,217        1,297,083
                                                   -----------      -----------

Cash and cash equivalents,
end of period                                      $ 2,477,988      $ 2,509,235
                                                   ===========      ===========


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

Common Shares outstanding includes:
Issued Shares                                                        33,869,993
Less: Treasury Shares                                                (1,250,000)
         Unallocated, uncommitted ESOP Shares                        (3,400,568)
                                                                    -----------
Outstanding Shares                                                   29,219,425
                                                                    ===========


NOTE 2.  MATERIAL CONTINGENCIES

No new material contingencies have arisen during the three months ended March 31, 2002 that were not reported in the Company's annual report on Form-10KSB for the year ended December 31, 2001. No change of a material nature has occurred with respect to any contingency which was reported therein.

NOTE 3. SUBSEQUENT EVENT

In April 2002, two opposing groups, each including two members of the current Board of Directors, filed various documents, including Consent Solicitations, with the Securities and Exchange Commission. If either group should prevail in their Consent Solicitation, it is expected that they could request reimbursement of proxy-related expenses from the Company. Based on filings, these expenses could total up to $400,000. At present, neither an estimate of those expenses, or a manner of payment (i.e. cash or stock) is determinable, and, therefore, no provision for these expenses has been made to date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND FINANCIAL RESULTS

FINANCIAL RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2002

The Company's current priority is the development of a destination casino resort in Diamondhead, Mississippi. In the opinion of management, this project holds the greatest potential for increasing shareholder value. The Company's management, financial resources, and assets will be devoted towards the development of this goal. There can be no assurance that, if developed, the Diamondhead casino resort will be successful.

REVENUES

The Company earned total revenues of $86,148 for the three months ended March 31, 2002 as compared to total revenues of $103,811 for the same quarter in 2001. The decrease in revenues of $17,663 is attributable to interest earnings on invested cash, which decreased from $25,264 to $11,160 due mainly to the Federal Reserve Bank's continued lowering of the discount rate during the latter part of 2001.

COSTS AND EXPENSES

Costs and expenses incurred for the three months ended March 31,2002 amounted to $267,710 of which $205,145 were administrative in nature. Total expenses included non-cash ESOP charges of $19,488. For the same period in 2001, total costs and expenses totaled $264,856, of which $200,789 were administrative in nature, and included non-cash ESOP charges of $26,875.



LIQUIDITY AND CAPITAL RESOURCES

In the first three months of 2002, the Company was able to meet its ongoing costs and expenses through cash on hand. During the period, the Company's cash on hand decreased $235,229, of which $203,749 was used to meet ongoing costs and expenses.

The Company remains liable to the Florida Department of Revenue pursuant to a settlement agreement relating to the audit periods February 1, 1989 through June 30, 1994. The terms of that settlement agreement call for the Company to make monthly payments in the amount of $10,475 through May 2005, with a final balloon payment in the amount of $964,093 due thereafter.

The Company expects that ongoing cash requirements associated with administration, debt service and expenses associated with the Mississippi project, will exceed cash revenues generated in future quarters. However, in the opinion of management, the Company will be able to support its ongoing cash requirements through the use of current revenues in addition to cash reserves currently on hand.

As noted previously in this document, various documents and Consent Solicitations by opposing factions of the current Board of Directors have been filed with the Securities and Exchange

Commission. Either group, if successful, may ask the Company for reimbursement of expenses incurred in the matter. At present, neither an estimate of those expenses, or a manner of payment (i.e. cash or stock) is determinable, and, therefore, no provision for these expenses has been made to date.

CAPITAL EXPENDITURE REQUIREMENTS

During the year 2002, the Company expects to retain an engineering firm to draft an Environmental Impact Statement (EIS) for its Diamondhead, Mississippi property. The cost for an EIS and certain associated studies is now estimated at $600,000 to $1,000,000. During the first quarter of 2002, the Company expended $9,260 of an estimated $14,000 on a wetland identification study.

In October of 2001, the Company purchased an option to purchase property adjoining the Company's Diamondhead Mississippi property. The Company can exercise the option to purchase such property anytime through December 2004, at a price ranging from $350,000 to $420,000, depending on the time of exercise.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

See note 2 to the condensed consolidated financial statements.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On April 10, 2002, Frank E. Williams, Jr., a shareholder of Europa Cruises Corporation, filed a Preliminary Request for Consent with the Securities and Exchange Commission to remove John Duber, a current Director and Vice-President of the Company and to elect himself as a Director of the Company. Deborah A. Vitale, the President, CEO, Chairman of the Board of Directors, Treasurer and Secretary of the Company and Gregory Harrison, a Director, joined Mr. Williams in his Consent action.

On April 12, 2002, the Committee of Concerned Europa Stockholders, originally comprised of John Duber, a current Director and Vice-President of the Company and James Illius, a current Director of the Company, filed a 13D with the Securities and Exchange Commission, announcing their intent, absent an agreement with the Company acceptable to the Committee, to oppose the Consent solicitation filed by Mr. Williams and to conduct a proxy contest or consent solicitation to remove Deborah A. Vitale, the President, CEO, Chairman of the Board of Directors, Treasurer and Secretary of the Company and to replace her with James Rafferty.

In subsequent and revised filings with the Securities and Exchange Commission both groups have indicated that, if successful, they will seek reimbursement from the Company for expenses incurred in connection with their proxy solicitations. The Committee of Concerned Europa Stockholders estimates its expenses at approximately $400,000. The Williams' group estimates its expenses at approximately $20,000.

Both groups have filed various revisions and amendments to their initial filings with the Securities and Exchange Commission as well as additional documents with the Securities and Exchange Commission which are incorporated herein by reference.


Item 5. OTHER INFORMATION

None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                   EUROPA CRUISES CORPORATION


DATE: May 15, 2002                 /s/ DEBORAH A. VITALE
                                   ---------------------
                                   By: Deborah A. Vitale
                                   President

                                   /s/ ROBERT ZIMMERMAN
                                   --------------------
                                   By: Robert Zimmerman
                                   Chief Financial Officer