Form 10QSB
period 2002-06-30
EUROPA CRUISES CORP
filed 2002-08-19
CIK 844887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2002
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No: 0-17529

EUROPA CRUISES CORPORATION
(Exact name of registrant as specified in charter)

Delaware (State of Incorporation)	59-2935476 (I.R.S. EIN)

150-153rd Avenue, Suite 202, Madeira Beach, Florida 33708
(Address of principal executive offices)

Registrant’s telephone number, including area code: 727/393-2885

     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of Shares Outstanding at August 6, 2002: 29,265,158.

TABLE OF CONTENTS

PART 1:	FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2002 and June 30, 2001	4

	Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2002 and June 30, 2001	5

	Condensed Consolidated Balance Sheet as of June 30, 2002	6

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and June 30, 2001	7

	Notes to Condensed Consolidated Financial Statements	8-10

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND FINANCIAL RESULTS

	Financial Results for the Three Months ended June 30, 2002	11

	Financial Results for the Six Months ended June 30, 2002	11-12

PART II:	OTHER INFORMATION

ITEM 1	Legal Proceedings	12
ITEM 4	Submission of Matters to a Vote of Security Holders	12-13
ITEM 5	Other Information	13
ITEM 6	Exhibits and Reports on Form 8-K	13-14

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form-10QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form-10KSB for the year ended December 31, 2001.

EUROPA CRUISES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,

	2002	2001

Revenues:
Dock Lease Income	67,329	67,329
Interest Earned on Invested Cash	9,822	35,338
Other	249	1,242

	77,400	103,909

Costs and Expenses:
General and Administrative	238,521	196,513
Depreciation and Amortization	3,747	3,000
Interest	23,124	23,932
Other	87,348	64,367

	352,740	287,812

Gain on Sale of Assets	—	2,750

Net Loss	(275,340)	(181,153)
Preferred Stock Dividends	(26,840)	(27,240)

Net Loss Applicable to Common Stock	$(302,180)	$(208,393)

Loss Per Share Basic and Diluted	$(.010)	$(.007)

Weighted Average Number of Common Shares Outstanding	29,234,858	29,131,233

See accompanying notes to condensed consolidated financial statements.

EUROPA CRUISES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Revenues:
Dock Lease Income	134,658	134,658
Interest Earned on Invested Cash	20,982	60,602
Other	7,908	12,460

	163,548	207,720

Costs and Expenses:
General and Administrative	443,666	397,302
Depreciation and Amortization	8,468	6,100
Interest	46,931	48,024
Other	121,385	101,242

	620,450	552,668

Gain on Sale of Assets	—	2,750

Net Loss	(456,902)	(342,198)
Preferred Stock Dividends	(53,680)	(54,480)

Net Loss Applicable to Common Stock	$(510,582)	$(396,678)

Loss Per Share Basic and Diluted	$(.017)	$(.014)

Weighted Average Number of Common Shares Outstanding	29,217,639	29,078,545

See accompanying notes to condensed consolidated financial statements.

EUROPA CRUISES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

June 30, 2002

ASSETS
Current Assets:
Cash and Cash Equivalents	$2,258,807
Accounts Receivable	2,686
Prepaid Insurance and Other	42,111

Total Current Assets	2,303,604
Equipment and Fixtures, Less Accumulated Depreciation	88,386
Land Held for Development -Dockside Gaming	5,084,139
Long Term Receivables	157,795
Other	25,000

$7,658,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$257,918
Current Maturities of Long-Term Debt	34,433
Deferred Dock Lease Income	23,790

Total Current Liabilities	316,141
Long-Term Debt Less Current Maturities	1,032,370
Other Liabilities	400,000

Total Liabilities	1,748,511

Stockholders’ Equity:
Preferred Stock, $.01 par value;
Shares Authorized: 5,000,000
Shares Outstanding: 2,122,000
Aggregate Liquidation Preference ($2,591,080)	21,220

Common Stock, $.001 par value;
Shares Authorized: 50,000,000
Shares Issued: 33,882,635	33,883
Shares Outstanding: 29,251,953

Additional Paid-In-Capital:	26,502,291
Unearned ESOP Shares	(5,040,598)
Deficit	(15,416,227)
Treasury Stock, at Cost, 1,250,000 Shares	(190,156)

Total Stockholders’ Equity	5,910,413

$7,658,924

See accompanying notes to condensed consolidated financial statements.

EUROPA CRUISES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Operating Activities:
Net Loss	$(456,902)	$(342,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	8,468	6,100
Release of ESOP Shares	28,636	80,000
Gain on Sale of Assets	—	(2,750)
Services paid in Common Stock	—	1,875
Decrease (increase) in:
Accounts Receivable	3,730	(9,338)
Prepaid and Other Assets	23,936	3,921
Increase (decrease) in:
Accounts Payable and Accrued Liabilities	(23,490)	(315,582)
Deferred Dock Lease Income	23,790	23,790

Cash used in Operating Activities:	(391,832)	(554,182)

Investing Activities
Proceeds from Sale of Assets	—	2,750
Collection of Note Receivable	—	3,099,440
Land Development	(16,255)	—

Cash provided by (used in) Investing Activities	(16,255)	3,102,190

Financing Activities:
Payment of Notes and long-term debt	(15,923)	(764,268)
Preferred stock dividends	(30,400)	(17,760)

Cash used in financing activities:	(46,323)	(782,028)

Net increase (decrease) in cash and cash equivalents	(454,410)	1,765,980
Cash and cash equivalents, beginning of period	2,713,217	1,297,083

Cash and cash equivalents, end of period	$2,258,807	$3,063,063

See accompanying notes to condensed consolidated financial statements.

EUROPA CRUISES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Earnings (Loss) per Share

Net loss per common share is based on the net loss after preferred stock dividends divided by the weighted average number of common shares outstanding during each period. Common shares outstanding include issued shares, less shares held in treasury and less unallocated and uncommitted shares held by the ESOP trust.

The Company’s potentially issuable shares of common stock pursuant to outstanding stock purchase options and warrants and convertible preferred stock are excluded from the Company’s computation as their effect would be antidilutive to the Company’s net loss per share.

Common Shares outstanding includes:
Issued Shares	33,882,635
Less: Treasury Shares	(1,250,000)
Unallocated, uncommitted ESOP Shares	(3,380,682)

Outstanding Shares	29,251,953

Note 2. Legal Proceedings

New contingencies that have arisen during the six months ended June 30, 2002 that were not reported in the Company’s Annual Report on Form-10 KSB for the year ended December 31, 2001 and changes which occurred with respect to contingencies which were reported therein are as follows:

William Poulos, et al. v. Caesars World, Inc., et al. (United States District Court, District of Nevada) (Case No. CV-S-94-1126-RLH)) (formerly captioned William Poulos, et al. v. Ambassador Cruise Lines, Inc., et al. (United States District Court, District of Nevada) (Case No. CV-S-95-936-LDG (RLH))

On June 26, 2002, the United States District Court for the District of Nevada entered an Order in Poulos v. Caesars World, Inc., et al. (Case No. CV-S-94-1126-RLH), a case in which two subsidiaries of the Company are also defendants. The federal court denied the plaintiffs’ Motion for Class Certification. In denying the plaintiff’s motion for class certification, the federal court found that the plaintiffs had failed to satisfy the predominance and superiority requirements for class certification. The plaintiffs can seek leave to appeal the ruling and can still pursue individual cases.

Two Consent Solicitation Actions

On April 10, 2002, Frank E. Williams, Jr., a shareholder of Europa Cruises Corporation, filed a Preliminary Request for Consent with the Securities and Exchange Commission to remove John Duber, a Director and Vice-President of the Company at that time and/or to elect himself as a Director of the

Company. Deborah A. Vitale, the President, CEO, Chairman of the Board of Directors, Treasurer and Secretary of the Company and Gregory Harrison, a Director, joined Mr. Williams in his Consent action.

On April 12, 2002, a group calling itself “the Committee of Concerned Europa Stockholders” (hereafter “the Committee”), which included John Duber, a Director and Vice-President of the Company at that time, and James Illius, a Director of the Company at that time, filed a 13D with the Securities and Exchange Commission, announcing their intent, absent an agreement with the Company acceptable to the Committee, to oppose the Consent solicitation filed by Mr. Williams and to conduct a proxy contest or consent solicitation to remove Deborah A. Vitale, the President, CEO, Chairman of the Board of Directors, Treasurer and Secretary of the Company and/or to elect James Rafferty to the Board of Directors.

Both groups filed various revisions and amendments to their initial filings with the Securities and Exchange Commission as well as additional documents with the Securities and Exchange Commission.

On May 29, 2002, John Duber, after voting as a Trustee of the Europa Cruises Corporation Employee Stock Ownership Plan Trust (hereafter “Trust),” filed suit in the Court of Chancery of the State of Delaware against Europa Cruises Corporation and Deborah Vitale, then the President, CEO, Chairman, Treasurer, Secretary of the Company and a co-Trustee of the Trust, for a declaration as to how the unallocated Trust shares should be voted in the then-pending consent solicitations actions. Ms. Vitale and Mr. Duber were then co-trustees of the Trust. There were approximately 5,000,000 ESOP Trust shares. Of these, approximately 3,500,000 were unallocated and 1,500,000 were allocated to Plan participants. The trustees determined how to vote only the approximately 3,500,000 unallocated shares. This suit was dismissed without prejudice on July 3, 2002.

On May 31, 2002, John Duber and James Illius, then Directors of the Company, filed another suit in the Court of Chancery of the State of Delaware against Europa Cruises Corporation and Frank E. Williams, Jr. seeking to determine the validity of the outcome of the consent solicitation action of Frank E. Williams, Jr. On June 4, 2002, the Court entered an Order, maintaining the status quo pending a determination as to the outcome of the solicitation. While the Order remained in place, the Company could take no action outside of the ordinary course of the Company’s business, including any action with respect to the Company’s Mississippi property. Both the Company and Mr. Williams filed counterclaims in the case against Mr. Duber and Mr. Illius. In addition, Mr. Williams filed a cross-claim against the Company. On July 2, 2002, the Court entered a Stipulation and Order dismissing all claims and counterclaims filed without prejudice and vacating the Order maintaining the status quo.

On May 31, 2002, in response to the suit filed on May 29, 2002 by John Duber, Deborah Vitale, then President, CEO, Chairman of the Board, Secretary and Treasurer of the Company and Gregory Harrison, a Director, filed suit in the Court of Chancery for the State of Delaware to compel the Company to hold an Annual Meeting of Shareholders. The lawsuit alleged that two then-directors, Mr. Duber and Mr. Illius, refused to vote to set an Annual Meeting date and, therefore, there were insufficient votes to schedule an Annual Meeting. The suit also alleged that there would be a challenge to the validity of the consent solicitation vote based on a lawsuit filed by John Duber on May 29, 2002. The lawsuit was designed to ensure that if neither group prevailed in the then-pending consent actions, that the Company could hold an Annual Meeting to elect a new Board of Directors. The suit was voluntarily dismissed on July 8, 2002, after Mr. Duber and Mr. Illius resigned.

The period for solicitation of consents concluded for the Committee on June 24, 2002. On June 25, 2002, the Committee announced that it was unable to present valid consents to the Company in excess of the 50%

of voting shares (17,223,022 shares) needed to prevail in its consent solicitation action to remove Deborah Vitale and/or to elect James Rafferty to the Board of Directors.

On June 26, 2002, Mr. Illius resigned as a Director of the Company. On June 26, 2002, Mr. Duber resigned as Vice-President, Assistant Secretary, a Director, Trustee of the Europa Cruises Corporation Employee Stock Ownership Plan Trust, and from any other positions he held in the Company, its affiliates or its subsidiaries.

On or about July 2, 2002, Mr. Williams agreed to drop all cross-claims against the Company provided he were reimbursed for fees and expenses incurred during the consent solicitation action. On July 3, 2002, the then-two remaining members of the Board of Directors, Deborah A. Vitale and Gregory Harrison, voted to elect Frank E. Williams, Jr. to the Board of Directors of the Company. This eliminated any potential challenge to Mr. Williams’ seat on the Board of Directors, eliminated the need to litigate with respect to the validity of the votes obtained by Frank E. Williams, Jr., eliminated any further legal expenses associated with the consent solicitation action, and avoided any further loss of time such litigation would entail. On August 6, 2002, a then five-person Board of Directors voted to reimburse Frank E. Williams $31,500 for expenses and fees incurred in connection with his consent solicitation. This amount was included as a charge to operations in the current (second) quarter.

Note 3. Other Costs and Expenses

Other costs and expenses consisted of the following:

For the three months ended June 30:	2002	2001

ESOP Provision	$9,148	$53,125
Real Estate and Tangible Taxes	13,200	10,975
Reimbursement of Consent Solicitation Expenses of Frank E. Williams, Jr	31,500	—
Corporate Expenses Incurred in Connection With Two Consent Solicitations	33,500	—
Other	—	267

	$87,348	$64,367

For the six months ended June 30:	2002	2001

ESOP Provision	$28,636	$80,000
Real Estate and Tangible Taxes	27,749	20,975
Reimbursement of Consent Solicitation Expenses of Frank E. Williams, Jr	31,500	—
Corporate Expenses Incurred in Connection With Two Consent Solicitations	33,500	—
Other	—	267

	$121,385	$101,242

Item 2. Management’s Discussion and Analysis of Financial Condition and Financial Results

Financial Results for the Three Months Ended June 30, 2002

The Company’s current priority is the development of a destination casino resort in Diamondhead, Mississippi. In the opinion of management, this project holds the greatest potential for increasing shareholder value. The Company’s management, financial resources, and assets will be primarily devoted towards the development of this goal. There can be no assurance that, if developed, the Diamondhead casino resort will be successful.

Revenues

The Company earned total revenues of $77,400 for the three months ended June 30, 2002 as compared to total revenues of $103,909 for the same quarter in 2001. The decrease in revenues of $26,509 is attributable to a decrease in interest earned on invested cash, which decreased from $35,338 to $9,822 due primarily to the continued lowering of the discount rate during the latter part of 2001 by the Federal Reserve Bank.

Costs and Expenses

Costs and expenses incurred for the three months ended June 30, 2002 amounted to $352,740 of which $238,521 were administrative in nature. Total expenses included non-cash ESOP charges of $9,148. For the same period in 2001, total costs and expenses totaled $287,812, of which $196,513 were administrative in nature, and included non-cash ESOP charges of $53,125. The increase in administrative expenses of $42,008 over the prior year is attributed to marketing and architectural services in connection with the Diamondhead, Mississippi property.

Financial Results for the Six Months Ended June 30, 2002

Revenues

The Company earned total revenues of $163,548 for the six months ended June 30, 2002 as compared to total revenues of $207,720 for the same period in 2001. The decrease in revenues of $44,172 is attributable to a decrease in interest earned on invested cash, which decreased from $60,602 to $20,982 due primarily to the continued lowering of the discount rate during the latter part of 2001 by the Federal Reserve Bank..

Costs and Expenses

Costs and expenses incurred for the six months ended June 30, 2002 amounted to $620,450, of which $443,666 were administrative in nature. Total expenses included non-cash ESOP charges of $28,636. For the same period in 2001, total costs and expenses totaled $552,668, of which $397,302 were administrative in nature, and included non-cash ESOP charges of $80,000. The increase in administrative expenses of

$46,364 over the prior year is attributed to marketing and architectural services in connection with the Diamondhead, Mississippi property.

Liquidity and Capital Resources

In the first six months of 2002, the Company was able to meet its ongoing costs and expenses through cash on hand. During the period, the Company’s cash on hand decreased $454,410, of which $391,832 was used to meet ongoing costs and expenses. The Company expects to continue to use cash at approximately the same annualized rate for the foreseeable future.

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

Capital Expenditure Requirements

During the year 2002, the Company expects to retain an engineering firm to draft an Environmental Impact Statement (EIS) for its Diamondhead, Mississippi property. The cost for an EIS and certain associated studies is now estimated at $600,000 to $1,000,000. During the first six months of 2002, the Company expended $16,255 on a wetland identification study and other associated studies.

In October of 2001, the Company purchased an option to purchase property adjoining the Company’s Diamondhead Mississippi property. The Company can exercise the option to purchase such property anytime through December 2004, at a price ranging from $350,000 to $420,000, depending on the time of exercise.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See note 2 to the condensed consolidated financial statements.

Item 4. Submission of Matters to a Vote of Securities Holders

Two Consent Solicitation Actions

There were no annual meetings or special meetings of shareholders during the period covered by this report. Two separate consent solicitation actions were conducted during the period covered by this report.

On April 10, 2002, Frank E. Williams, Jr., a shareholder of Europa Cruises Corporation, filed a Preliminary Request for Consent with the Securities and Exchange Commission to remove John Duber, a Director and Vice-President of the Company at that time and/or to elect himself as a Director of the Company. Deborah A. Vitale, the President, CEO, Chairman of the Board of Directors, Treasurer and Secretary of the Company and Gregory Harrison, a Director, joined Mr. Williams in his Consent action.

On April 12, 2002, a group calling itself “the Committee of Concerned Europa Stockholders” (hereafter “the Committee”), which included John Duber, a Director and Vice-President of the Company at that time, and James Illius, a Director of the Company at that time, filed a 13D with the Securities and Exchange Commission, announcing their intent, absent an agreement with the Company acceptable to the Committee, to oppose the Consent solicitation filed by Mr. Williams and to conduct a proxy contest or consent solicitation to remove Deborah A. Vitale, the President, CEO, Chairman of the Board of Directors, Treasurer and Secretary of the Company and/or to elect James Rafferty to the Board of Directors.

Both groups filed various revisions and amendments to their initial filings with the Securities and Exchange Commission as well as additional documents with the Securities and Exchange Commission.

On May 30, 2002, Frank E. Williams, Jr. delivered 15,936,000 consents to the Company which did not include any of the 3,420,455 unallocated ESOP shares of the Europa Cruises Corporation Employee Stock Ownership Plan Trust. Subsequent challenges to the Williams’ consent votes and to the ESOP Trust votes were instituted as is more fully described in Note 2 to the Financial Statements.

The period for solicitation of consents concluded for the Committee on June 24, 2002. On June 25, 2002, the Committee announced that it was unable to present valid consents to the Company in excess of the 50% of voting shares (17,223,022 shares) needed to prevail in its consent solicitation action to remove Deborah Vitale and/or to elect James Rafferty to the Board of Directors.

On June 26, 2002, Mr. Illius resigned as a Director of the Company. On June 26, 2002, Mr. Duber resigned as Vice-President, Assistant Secretary, a Director, Trustee of the Europa Cruises Corporation Employee Stock Ownership Plan Trust, and from any other positions he held in the Company, its affiliates or its subsidiaries.

On or about July 2, 2002, Mr. Williams agreed to drop all cross-claims against the Company provided he were reimbursed for fees and expenses incurred during the consent solicitation action. On July 3, 2002, the then-two remaining members of the Board of Directors, Deborah A. Vitale and Gregory Harrison, voted to elect Frank E. Williams, Jr. to the Board of Directors of the Company. This eliminated any potential challenge to Mr. Williams’ seat on the Board of Directors, eliminated the need to litigate with respect to the validity of the votes obtained by Frank E. Williams, Jr., eliminated any further legal expenses associated with the consent solicitation action, and avoided any further loss of time such litigation would entail. On August 6, 2002, a then five-person Board of Directors voted to reimburse Frank E. Williams $31,500 for expenses and fees incurred in connection with his consent solicitation This amount was included as a charge to operations in the current (second) quarter.

Item 5. Other Information

On July 16, 2002, the Mississippi Commission on Marine Resources voted unanimously to grant Casino World, Inc., a subsidiary of the Company, a two-year extension of its coastal wetlands permit which is required for the Company’s Diamondhead, Mississippi project. The permit, which expires in August of 2002, was extended to August 2004.

Item 6. Exhibits and Reports on Form 8-K

On June 27, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission to notify the Commission that James C. Illius had resigned, effective immediately, as a Director of the Company. Mr. Illius gave no reason for his resignation.

On June 28, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission to notify the Commission that John R. Duber had resigned, effective immediately, as a Director of the Company. In addition, Mr. Duber also resigned from his position as Vice President and Assistant Secretary of the Company and as Co-trustee of the Europa Cruises Corporation Employee Stock Ownership Plan Trust. Mr. Duber gave no reason for his resignation.

On July 8, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission to notify the Commission that the two remaining Directors of the Company, Deborah A. Vitale, Chairman, and Gregory A. Harrison, Director, voted to elect Frank E. Williams, Jr. to the Board of Directors of the Company.

On July 29, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission to notify the Commission of the following events:

a)	That on July 18 2002, the Board of Directors of the Company voted to elect Benjamin J. Harrell to the Board of Directors of the Company.

b)	That on July 25, 2002, Deborah A. Vitale, President, Secretary, and Treasurer of the Company resigned her position as Company Secretary. The Board of Directors subsequently, on the same date, voted to appoint Gregory A. Harrison, currently a Director and Vice President, Secretary of the Company.

c)	That on July 25, 2002, the Board of Directors of the Company voted to elect Dr. Arnold Sussman to the Board of Directors of the Company.

On August 13, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission to notify the Commission of the following events:

a)	That on August 6, 2002, the Board of Directors of the Company voted to elect H. Steven Norton to the Board of Directors of the Company.

b)	That on August 6, 2002, Mr. Pete Fountain was elected a Director of Casino World, Inc., a wholly-owned subsidiary of Europa Cruises Corporation.

Exhibit 1

Attached to this report, is the certification of both the Chief Executive Officer and the Chief Financial Officer of the Company as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

EUROPA CRUISES CORPORATION

DATE: August 19, 2002	/s/ DEBORAH A. VITALE

By: Deborah A. Vitale President

/s/ ROBERT ZIMMERMAN

By: Robert Zimmerman Chief Financial Officer