Form 10QSB
period 2002-09-30
EUROPA CRUISES CORP
filed 2002-11-14
CIK 844887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No: 0-17529

EUROPA CRUISES CORPORATION

(To Be Known as Diamondhead Casino Corporation)
(Exact name of registrant as specified in charter)

Delaware	59-2935476
(State of Incorporation)	(I.R.S. EIN)

150-153rd Avenue, Suite 202, Madeira Beach, Florida 33708
(Address of principal executive offices)

Registrant’s telephone number, including area code: 727/393-2885

     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No ☐

     Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of Shares Outstanding at November 8, 2002: 29,311,356.

PART I:	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS
	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2002 and September 30, 2001	4
	Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2002 and September 30, 2001	5
	Condensed Consolidated Balance Sheet as of September 30, 2002	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and September 30, 2001	7
	Notes to Condensed Consolidated Financial Statements	8-11
ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND FINANCIAL RESULTS	11-13
PART II:	OTHER INFORMATION
ITEM 1:	Legal Proceedings	13
ITEM 4:	Submission of Matters to a Vote of Security Holders	13-14
ITEM 5:	Other Information	14
ITEM 6:	Exhibits and Reports on Form 8-K	14-15

PART I – FINANCIAL INFORMATION

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

EUROPA CRUISES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30

	2002	2001

Revenues:
Dock Lease Income	67,329	67,329
Interest Earned on Invested Cash	8,237	18,357
Other	1,140	615

	76,706	86,304

Costs and Expenses:
General and Administrative	191,300	154,578
Depreciation and Amortization	3,969	3,230
Interest	23,132	23,768
Other	22,249	22,674

	240,650	204,250

Net Loss	(163,944)	(117,949)
Preferred Stock Dividends	(26,440)	(27,240)

Net Loss Applicable to Common Stock	$(190,384)	$(145,189)

Loss Per Share
Basic and Diluted	$(.007)	$(.005)

Weighted Average Number of Common Shares Outstanding	29,267,352	29,207,637

See accompanying notes to condensed consolidated financial statements.

EUROPA CRUISES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	September 30

	2002	2001

Revenues:
Dock Lease Income	201,987	201,987
Interest Earned on Invested Cash	29,219	78,959
Other	9,048	13,075

	240,254	294,021

Costs and Expenses:
General and Administrative	634,966	551,880
Depreciation and Amortization	12,437	9,330
Interest	70,063	72,059
Other	143,634	123,649

	861,100	756,918

Gain on Sale of Assets	—	2,750

Net Loss	(620,846)	(460,147)
Preferred Stock Dividends	(80,120)	(81,720)

Net Loss Applicable to Common Stock	$(700,966)	$(541,867)

Loss Per Share
Basic and Diluted	$(.024)	$(.019)

Weighted Average Number of Common Shares Outstanding	29,234,210	29,121,593

See accompanying notes to condensed consolidated financial statements.

EUROPA CRUISES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30, 2002

ASSETS
Current Assets:
Cash and Cash Equivalents	$2,044,858
Accounts Receivable	2,395
Other Current Assets	27,403

Total Current Assets	2,074,656
Equipment and Fixtures, Less Accumulated Depreciation	91,707
Land Held for Development -Dockside Gaming	5,082,019
Long Term Receivables	157,795
Other	25,000

$7,431,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$208,250
Current Maturities of Long-Term Debt	35,181
Deferred Dock Lease Income	23,790

Total Current Liabilities	267,221
Long-Term Debt Less Current Maturities	1,023,139
Other Liabilities	400,000

Total Liabilities	1,690,360

Stockholders’ Equity:
Preferred Stock, $.01 par value;
Shares Authorized: 5,000,000
Shares Outstanding: 2,122,000
Aggregate Liquidation Preference ($2,591,080)	21,220
Common Stock, $.001 par value;
Shares Authorized: 50,000,000
Shares Issued: 33,895,840	33,896
Shares Outstanding: 29,285,044
Additional Paid-In-Capital:	26,493,416
Unearned ESOP Shares	(5,010,948)
Deficit	(15,606,611)
Treasury Stock, at Cost, 1,250,000 Shares	(190,156)

Total Stockholders’ Equity	5,740,817

$7,431,177

See accompanying notes to condensed consolidated financial statements.

EUROPA CRUISES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Operating Activities:
Net Loss	$(620,846)	$(460,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	12,437	9,330
Release of ESOP Shares	37,585	80,000
Gain on Sale of Assets	—	(2,750)
Services paid in Common Stock	—	1,875
Decrease in:
Accounts Receivable	4,021	1,505
Other Assets	38,643	12,332
Increase (decrease) in:
Accounts Payable and Accrued Liabilities	(73,158)	(307,134)
Deferred Dock Lease Income	23,790

Cash used in Operating Activities:	(577,528)	(664,989)

Investing Activities
Proceeds from Sale of Assets	—	2,750
Collection of Note Receivable	—	3,151,140
Purchase of Equipment		(5,170)
Land Development	(16,255)	—

Cash provided by (used in) Investing Activities	(21,425)	3,153,890

Financing Activities:
Payment of Notes and Long-Term Debt	(24,406)	(823,631)
Preferred Stock Dividends	(45,000)	(32,760)

Cash used in financing activities:	(69,406)	(856,391)

Net increase (decrease) in cash and cash equivalents	(668,359)	1,632,510
Cash and cash equivalents, beginning of period	2,713,217	1,297,083

Cash and cash equivalents, end of period	$2,044,858	$2,929,593

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

The computation of the net loss per common share does not include shares of common stock that could be issued pursuant to outstanding stock purchase options or warrants or convertible preferred stock as their effect would be antidilutive to the Company’s net loss per share.

Common Shares outstanding includes:
Issued Shares	33,895,840
Less: Treasury Shares	(1,250,000)
Unallocated, uncommitted ESOP Shares	(3,360,796)

Outstanding Shares	29,285,044

Note 2.     Legal Proceedings

New contingencies that have arisen during the nine months ended September 30, 2002 that were not reported in the Company’s Annual Report on Form-10KSB for the year ended December 31, 2001 and changes which occurred with respect to contingencies which were reported therein are as follows:

William Poulos, et al. v. Caesars World, Inc., et al. (United States District Court, District of Nevada) (Case No. CV-S-94-1126-RLH)) (formerly captioned William Poulos, et al. v. Ambassador Cruise Lines, Inc., et al. (United States District Court, District of Nevada) (Case No. CV-S-95-936-LDG (RLH))

On June 26, 2002, the United States District Court for the District of Nevada entered an Order in Poulos v. Caesars World, Inc., et al. (Case No. CV-S-94-1126-RLH), a case in which two subsidiaries of the Company are also defendants. The District Court denied the plaintiffs’ Motion for Class Certification. In denying the plaintiff’s motion for class certification, the District court found that the plaintiffs had failed to satisfy the predominance and superiority requirements for class certification. The plaintiffs petitioned the Appellate Court for permission to appeal the District Court's Order denying Class Certification. On August 15, 2002, the Appellate Court granted the plaintiffs permission to appeal. The appeal is now pending. Even assuming the District Court’s ruling is affirmed on appeal, the Plaintiffs can still pursue individual cases.

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

On May 31, 2002, in response to the suit filed on May 29, 2002 by John Duber, Deborah Vitale, then President, CEO, Chairman of the Board, Secretary and Treasurer of the Company and Gregory Harrison, a Director, filed suit in the Court of Chancery for the State of Delaware to compel the Company to hold an Annual Meeting of Shareholders. The lawsuit alleged that two then-directors, Mr. Duber and Mr. Illius, refused to vote to set an Annual Meeting date and, therefore, there were insufficient votes to schedule an Annual Meeting. The suit also alleged that there would be a challenge to the validity of the consent solicitation vote based on a lawsuit filed by John Duber on May 29, 2002. The lawsuit filed by Ms. Vitale and Mr. Harrison was designed to ensure that if neither group prevailed in the then-pending consent actions, that the Company could hold an Annual Meeting to elect a new Board of Directors. The suit was voluntarily dismissed on July 8, 2002, after Mr. Duber and Mr. Illius resigned.

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

On or about July 2, 2002, Mr. Williams agreed to drop all cross-claims against the Company provided he were reimbursed for fees and expenses incurred during the consent solicitation action. On July 3, 2002, the then-two remaining members of the Board of Directors, Deborah A. Vitale and Gregory Harrison, voted to elect Frank E. Williams, Jr. to the Board of Directors of the Company. This eliminated any potential challenge to Mr. Williams’ seat on the Board of Directors, eliminated the need to litigate with respect to the validity of the votes obtained by Frank E. Williams, Jr., eliminated any further legal expenses associated with the consent solicitation action, and avoided any further loss of time such litigation would entail. On August 6, 2002, a then five-person Board of Directors voted to reimburse Frank E. Williams $31,500 for expenses and fees incurred in connection with his consent solicitation. This amount was included as a charge to operations in the second quarter.

Note 3.     Other Costs and Expenses

Other costs and expenses consisted of the following:

	2002	2001

For the three months ended September 30:
ESOP Provision	$8,949	$—
Real Estate and Tangible Taxes	13,300	22,674

	$22,249	$22,674

For the nine months ended September 30:
ESOP Provision	$37,585	$80,000
Real Estate and Tangible Taxes	41,049	43,649
Reimbursement of Consent Solicitation Expenses Of Frank E. Williams, Jr.	31,500	—
Corporate Expenses Incurred in Connection With Two Consent Solicitations	33,500	—
Other	—	267

	$143,634	$123,649

Note 4.     Contingencies

Lease Renewal

The Company, through one of its wholly owned subsidiaries, subleases dock space in Madeira Beach, Florida to Stardancer Casino, Inc. The sublease called for Stardancer to pay all costs associated with the lease directly to the lessor, Hubbard Enterprises, Inc. through the term of the original sublease which expired on October 31, 2002.

On October 9, 2002, the Company exercised its option to renew its lease with Hubbard Enterprises, Inc. for an additional three year term commencing November 1, 2002 and ending October 31, 2005. The renewed lease calls for minimum payments totaling approximately $278,000 over the three year term of the lease. The Company subleases the dock space to Stardancer Casino, Inc., which is responsible for making these lease payments. The Company obtained security for the lease payments from the principle of Stardancer Casino, Inc. The security consists of approximately 530,000 shares of common stock of Europa Cruises Corporation, which the Company is holding in escrow.

Commissions/Finders’ Fees

The Company has entered into agreements with various persons, associations, groups and/or entities, including directors, which require the Company to pay a finders’ fee in the event such person, association, group or entity is successful in securing a loan and/or any other financing or joint venture partner for the Company’s Diamondhead project. The commission is generally equal to a percentage of the amount of any debt financing obtained (monies that must be repaid to lender) and a percentage of the amount of any equity investment raised (monies received in return for stock) as a result of the finders’ efforts. In a hybrid situation, the percentages would be applied ratably to that portion of the amount received that constituted debt financing and to that portion of the amount received that constituted an equity investment. Payment of any commission is contingent on the signing of a loan, equity agreement and/or joint venture agreement acceptable to Europa and payment of the loan proceeds or equity financing to Europa by the entity brought to the deal. The commission due will be paid at Closing out of monies paid by the entity the finder brings to the deal and upon receipt of good funds. If funds are received periodically, the commission due will be paid periodically upon receipt of said funds by the Company.

Note 5.     New Accounting Pronouncement

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) which requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management’s commitment to an exit plan. In addition, SFAS No. 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows.

The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. It is not expected that SFAS No. 146 will materially affect the financial statements of the Company.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Financial Results

Financial Results for the Three Months Ended September 30, 2002

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

Revenues

The Company earned total revenues of $76,706 for the three months ended September 30, 2002 as compared to total revenues of $86,304 for the same quarter in 2001. The decrease in revenues of $9,598 is attributable to a decrease in interest earned on invested cash, which decreased from $18,357 to $8,237 due to the continued lowering of the discount rate during the latter part of 2001 by the Federal Reserve Bank.

Costs and Expenses

Costs and expenses incurred for the three months ended September 30, 2002 amounted to $240,650 of which $191,300 were administrative in nature. Total expenses included non-cash ESOP charges of $8,949. For the same period in 2001, total costs and expenses totaled $204,250, of which $154,578 were administrative in nature. Total expenses in 2001 did not include any ESOP charges due to the recalculation of the annual expense based on plan amendments instituted in 2001. The increase in administrative expenses of $36,722 over the prior year is attributed to varying items, predominantly costs associated with the November 4, 2002 Annual Meeting of Stockholders, which totaled approximately $20,800 for the quarter ending September 30, 2002. There was no Annual Meeting of Stockholders in the prior year. In addition, payroll costs for the month of September, 2002 were higher due to the fact that there were four employees on the Company’s payroll in September 2002 as compared to three employees in September 2001.

Financial Results for the Nine Months Ended September 30, 2002

Revenues

The Company earned total revenues of $240,254 for the nine months ended September 30, 2002 as compared to total revenues of $294,021 for the same period in 2001. The decrease in revenues of $53,767 is attributable to a decrease in interest earned on invested cash, which decreased from $78,959 to $29,219 due primarily to the continued lowering of the discount rate during the latter part of 2001 by the Federal Reserve Bank.

Costs and Expenses

Costs and expenses incurred for the nine months ended September 30, 2002 amounted to $861,100, of which $634,966 were administrative in nature. Total expenses included non-cash ESOP charges of $37,585. For the same period in 2001, total costs and expenses totaled $756,918, of which $551,880 were administrative in nature, and included non-cash ESOP charges of $80,000. The increase in administrative expenses of $83,086 over the prior year is attributable to architectural services and certain studies performed in connection with the Diamondhead, Mississippi property, as well as costs associated with the Annual Meeting of shareholders held on November 4, 2002. Other costs totaling $143,634 for the nine month period included consent solicitation costs, fees and expenses of approximately $65,000 incurred in the second quarter which offset the lower ESOP charges identified above.

Liquidity and Capital Resources

In the first nine months of 2002, the Company was able to meet its ongoing costs and expenses through cash on hand. During the period, the Company’s cash on hand decreased $668,359, of which $577,528 was used to meet ongoing costs and expenses. The Company expects to continue to use cash at approximately the same annualized rate for the foreseeable future.

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

Capital Expenditure Requirements

During the year 2002, the Company expects to retain a firm to draft an Environmental Impact Statement (EIS) relating to its Diamondhead, Mississippi property. The cost for an EIS and certain associated studies is currently estimated at between $500,000 to $1,000,000. During the first nine months of 2002, the Company expended $16,255 on a wetland identification study and other associated studies and $5,170 on equipment.

In October of 2001, the Company purchased an option to purchase property adjoining the Company’s Diamondhead Mississippi property. The cost of the option was $30,000 requiring payments of $10,000 upon execution and quarterly payments of $2,500 beginning January 2, 2003 through October 1, 2004. The Company can exercise the option to purchase such property anytime through December 2004, at a price ranging from $350,000 to $420,000, depending on the time of exercise.

Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of September 30, 2002 (the evaluation date).

There have not been any significant changes in the internal controls of the Company or other factors that could significantly affect internal controls relating to the Company since the evaluation date.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

See note 2 to the condensed consolidated financial statements.

Item 4.     Submission of Matters to a Vote of Securities Holders

The Annual Meeting of shareholders of the Company was held on November 4, 2002 in Alexandria, Virginia. Shareholders of record as of September 12, 2002 were asked to vote on two proposals. A total of 29,842,544 shares were voted. The results of those votes are as follows:

(1)	To elect six Directors to hold office until the next annual meeting of stockholders.

Nominee	For	Against	Abstain

H. Steven Norton	28,610,941	1,231,603	—
Gregory A. Harrison	25,640,519	4,202,025	—
Deborah A. Vitale	25,301,295	4,541,249	—
Dr. Arnold Sussman	25,047,183	4,795,361	—
Benjamin J. Harrell	24,999,518	4,843,026	—
Frank E. Williams, Jr.	18,982,811	10,859,733	—

(2)	To ratify a resolution of the Board of Directors to amend the Articles of Incorporation to change the name of the Company to “Diamondhead Casino Corporation”.

For	Against	Abstain

26,780,595	2,916,690	145,259

Item 5.    Other Information

On July 16, 2002, the Mississippi Commission on Marine Resources voted unanimously to grant Casino World, Inc., a subsidiary of the Company, a two-year extension of its coastal wetlands permit which is required for the Company’s Diamondhead, Mississippi project. The permit, which expired in August of 2002, was extended to August 2004.

Item 6.    Exhibits and Reports on Form 8-K

On July 8, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission to notify the Commission that the then two remaining Directors of the Company, Deborah A. Vitale, Chairman, and Gregory A. Harrison, Director, voted to elect Frank E. Williams, Jr. to the Board of Directors of the Company.

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

On November 4, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission to notify the Commission of the results of the vote of shareholders at the annual meeting of shareholders held November 4, 2002.

Exhibits 99.1 and 99.2

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

EUROPA CRUISES CORPORATION

DATE: November 14, 2002	/s/	DEBORAH A. VITALE

	By:	Deborah A. Vitale President

	/s/	ROBERT ZIMMERMAN

	By:	Robert Zimmerman Chief Financial Officer

CERTIFICATIONS

I, Deborah A. Vitale, certify that:

1.     I have reviewed this quarterly report on Form-10QSB of Europa Cruises Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Deborah A. Vitale Deborah A. Vitale Chief Executive Officer

CERTIFICATIONS

I, Robert L. Zimmerman, certify that:

1.     I have reviewed this quarterly report on Form-10QSB of Europa Cruises Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Robert L. Zimmerman

Robert l. Zimmerman Chief Financial Officer