Form 10KSB
period 2002-12-31
DIAMONDHEAD CASINO CORP
filed 2003-04-14
CIK 844887

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[x]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002

COMMISSION FILE NO: 0-17529

DIAMONDHEAD CASINO CORPORATION

(Formerly Europa Cruises Corporation)
(Name of small business issuer in its charter)

Delaware (State of Incorporation)	59-2935476 (I.R.S. Employer Identification Number)

150-153rd Avenue, Suite 202, Madeira Beach, Florida 33708
(Address of principal executive offices)

Registrant’s telephone number, including area code: Securities registered pursuant to Section 12 (b) of the Act: Securities registered pursuant to Section 12 (g) of the Act:	727/393-2885 None Common Stock, par value $.001

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   ☒  NO   ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

     State issuer’s revenues for its most recent fiscal year: $ 339,040

     The aggregate market value of the voting stock held by non-affiliates of the Company is $11,713,834 based on the last reported sales price of $.44 per share on April 1, 2003 multiplied by 26,622,351 shares of Common Stock outstanding and held by non-affiliates of the Company on April 1, 2003. As of the close of business on April 1, 2003 there were 32,738,171 shares of the Registrant’s Common Stock outstanding (which includes 4,998,095 shares in the Europa Cruises Corporation Employee Stock Ownership Plan).

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

All subsequent written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the cautionary statements included in this document. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document might not occur.

ITEM 1. BUSINESS

Diamondhead Casino Corporation, (formerly known as Europa Cruises Corporation) is a Delaware corporation incorporated on November 15, 1988. The Company became a publicly held company in 1989. On or about November 22, 2002, the Company changed its name from Europa Cruises Corporation to Diamondhead Casino Corporation inasmuch as the Company’s primary business relates to the development of a casino resort in Diamondhead, Mississippi. Since November 6, 1998, the Company’s stock has traded on the Over the Counter Bulletin Board (OTCBB). The Company’s stock currently trades under the symbol “DHCC.” Prior to the corporate name change, the Company’s stock traded under the symbol “KRUZ.” Prior to trading on the Over the Counter Bulletin Board, the Company’s stock traded on the NASDAQ Small Cap Market. The Company has eight subsidiaries and no current operations. As of December 31, 2002, the Company had four employees. The Company considers its relationship with its employees to be satisfactory.

I. MISSISSIPPI

Diamondhead Casino Corporation is the sole shareholder of Mississippi Gaming Corporation (hereafter “MGC”). The Company owns, through MGC, a total of 404.5 acres of unimproved land in Diamondhead, on the Bay of St. Louis, in Hancock County, Mississippi. The property is held in fee simple and is debt-

free and lien-free. The property is located immediately off Interstate 10 at the Diamondhead exit (exit 16). The site borders Interstate 10 for approximately two miles. The property is located in Hancock County on the border between Harrison County and Hancock County. The site is near the Diamondhead Yacht Club and Marina which is connected by a navigable channel to the Bay of St. Louis.

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

Diamondhead Casino Corporation is also the sole shareholder of Casino World, Inc. (hereafter “CWI”). The Company intends to develop its Diamondhead site through CWI. The Company intends to construct a themed destination casino resort and hotel at the 404 acre site. Under Mississippi law, the casino must be water-based and will be located in the Bay of St. Louis. The destination resort is expected to include a luxury hotel and spa, a sports and entertainment center, a maximum of 120,000 square feet of casino space, a state-of-the-art recreational vehicle park, and a business conference center.

The Company maintains an office in Diamondhead, Mississippi and has one employee there. The Company has no current operations in Mississippi.

MISSISSIPPI PERMITS/APPROVALS
(See also Item 3. Legal Proceedings.)

A. Mississippi Gaming Commission

On June 15, 1995, the Mississippi Gaming Commission granted site approval for the Diamondhead casino resort plan.

B. Mississippi Commission on Marine Resources

On July 16, 1996, the Mississippi Commission on Marine Resources (hereafter “CMR”) granted a Use Plan Adjustment and Permit to Casino World, Inc and the Hancock County Port and Harbor Commission to develop the Mississippi Gaming Commission approved site plan. The foregoing was the subject of litigation which concluded in favor of Casino World, Inc. on March 7, 2002, a summary of which follows.

On September 18, 1996, Bay St. Louis Community Association, Preserve Diamondhead Quality, Inc., Gulf Islands Conservancy, Inc. and Concerned Citizens to Protect the Isles and Point, Inc. filed a Notice of Appeal and Complaint against the Commission on Marine Resources, Hancock County Port and Harbor Commission and Casino World, Inc., in the Chancery Court of Hancock County, Mississippi (Case No. 960707), appealing the administrative decision of the CMR in granting Permit No. DMR-M 9612281-W and COE No. MS96-01566-U. The CMR filed a Response in which it maintained, in pertinent part, that it had complied with all procedural requirements relevant to grants of permits and use adjustments at issue, that its decision to grant the permit and use adjustment was grounded upon legally sufficient evidentiary grounds and that there was no proper ground at law warranting reversal of its decision. On December 31, 1996, the case was dismissed for failure to file an appeal within the proper time period. The Plaintiffs appealed the decision to dismiss the case and, on July 23, 1998, the Supreme Court of Mississippi reversed the decision to dismiss the case and remanded the case to the lower court for a hearing on the merits. A hearing on the merits of the case was subsequently held on June 22, 2000.

On September 12, 2000, the Chancery Court filed a Memorandum Opinion & Judgment affirming the decision of the CMR in granting a variance and permit to Casino World, Inc. The trial court found that the CMR’s decision to issue the variance and permit was not arbitrary or capricious, that it was supported by substantial evidence, that it was consistent with the public policy set forth in the Coastal Wetlands Protection Act and that the decision did not violate any statutory or Constitutional rights of the plaintiffs. On October 11, 2000, the plaintiffs appealed the court’s decision. On October 18, 2001, the Mississippi Supreme Court affirmed the decision of the CMR in granting a Use Plan Adjustment and Permit to Casino World, Inc. On March 7, 2002, the plaintiff’s Motion for Reconsideration was denied.

C. Mississippi Commission on Environmental Quality

On January 22, 1997, the Mississippi Department of Environmental Quality issued a Construction Storm Water General National Pollution Discharge Elimination System (NPDES) Permit to Casino World, Inc. On January 9, 1997, the Mississippi Commission on Environmental Quality (“MCEQ”) approved the issuance of the Water Quality Certification granted by the Mississippi Department of Environmental Quality, Office of Pollution Control, to Casino World, Inc. and Hancock County Port and Harbor Commission. Certain associations opposed to the granting of this Certification requested an evidentiary hearing which was held in April, 1997. On June 26, 1997, the MCEQ issued an Order affirming the Water Quality Certification issued to Casino World, Inc. on January 9, 1997, as modified and clarified on May 22, 1997. The same associations appealed the decision to the Chancery Court of Hancock County, Mississippi. On February 27, 1998, the Chancery Court filed a Memorandum Opinion and Order denying the appeal and entering judgment in favor of the Appellees, including Casino World, Inc. No appeal from the decision of the lower court was filed and the time period for appealing expired.

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

On August 10, 2000, the Court issued an Order and Judgment declaring the actions of the United States Army Corps of Engineers in granting Permits under Section 404 of the Clean Water Act and Section 10 of the Rivers and Harbors Act for the development of the Casino World, Mandalay Resort Group (formerly Circus Circus) and Royal D’Iberville casinos, without the preparation of environmental impact statements, to have violated the National Environmental Policy Act and its implementing regulations and to have been arbitrary, capricious and not in accordance with law. The Court found that the Army Corps failed to adequately consider a number of the potential impacts of the three projects. The Court ordered the Army Corps to immediately comply with the National Environmental Policy Act by preparing environmental impact statements. The Company originally filed a notice of appeal in the case, but withdrew the appeal. The Court’s decision had a material, adverse impact on the development of the Diamondhead, Mississippi project. The Company has since retained an engineering firm, EDAW, Inc., to draft an Environmental Impact Statement (EIS) for its Diamondhead, Mississippi property at a basic cost of $500,000, of which $260,000 has been paid through April 1, 2003.

E. Tidelands Lease

On February 1, 1996, MGC entered into a lease with the Hancock County Port and Harbor Commission to lease 10.15 acres of tidelands (bottomlands) and .1 acre of uplands. The bottomlands lease covers the area where the casino barges and the pier between the hotel and the casinos were expected to be moored. The term of the lease was for five (5) years beginning 30 days after construction on the project commenced. There were four five (5) year option renewal periods. The cost of the lease was $2,250,000 for the first five years of which $25,000 was paid on signing, and of which $95,000 was payable upon commencement of construction. Both payments were to be applied toward the lease payments which were $10,000 per month during construction. The remainder of the $2,250,000 was to be amortized over the remainder of the lease after operation of the casino commenced. Renewal options were to be at fair market value as defined under Mississippi Code Ann. Section 29-1-107(2)(b)(Supp. 1994) or as amended by subsequent legislation and adopted and published rules of the Secretary of State for the administration, control and leasing of public trust tidelands, as amended and revised.

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

Most recently, on November 12, 2002, Casino World, Inc. forwarded a request to the Hancock County Planning Commission for an extension or renewal, to the extent, if any, one might have been deemed necessary, of the Special Use District-Waterfront District designation given to the property to be developed by Casino World, Inc. On November 21, 2002, the Hancock County Planning Commission passed a resolution extending the Waterfront Special Use District designation for a period of one year from January 6, 2003 to January 6, 2004. The resolution was submitted to the Hancock County Board of

Supervisors for ratification and approval. On December 19, 2002, the Hancock County Board of Supervisors voted to approve the resolution.

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

MISSISSIPPI REGULATION

The Company has no current operations in Mississippi and does not operate any gaming facility in Mississippi. The Company intends to develop its Diamondhead property as a destination casino resort and to eventually operate its casino resort, with an experienced operator, through its subsidiaries, Mississippi Gaming Corporation and Casino World, Inc. Assuming it is successful in developing its resort, the Company and its subsidiaries will be subject to federal, state and local, laws, rules, ordinances and regulations with respect to the operation of any gaming facility. The following is intended to serve as partial description of the Mississippi regulatory environment in which the Company and its subsidiaries would operate and is not intended to be a complete recitation of all applicable laws, rules, regulations or ordinances. Additional or more restrictive laws, rules and regulations could be adopted at any time or gaming could be completely banned.

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

On June 29, 1990, Mississippi enacted the Mississippi Gaming Control Act (the “Act”). The Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River, but only if the voters in such counties have not voted to prohibit gaming in that county. The voters in Hancock County, in which the Company would operate, did not vote to prohibit gaming. As of January 1, 2003, dockside gaming was permissible in 9 of the 14 eligible counties in the state, including Hancock County.

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

The laws, regulations and supervisory procedures of Mississippi and the Mississippi Gaming Commission seek to: (1) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity; (2) establish and maintain responsible accounting practices and procedures; (3) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Gaming Commission; (4) prevent cheating and fraudulent practices; (5) provide a source of state and local revenues through taxation and licensing fees; and (6) ensure that gaming licensees, to the extent practicable, employ Mississippi residents.

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

Certain officers and employees of the Company and all officers, directors and certain key employees of the Company’s gaming subsidiaries must be found suitable or be licensed by the Commission. Any person having a material relationship or involvement with the Company may be required to be found suitable or licensed, in which case those persons must pay the costs and fees associated with such investigation. There can be no assurance that such licenses will be granted or that the foregoing will be found suitable. The Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Changes in certain licensed positions must be reported to the Commission. In addition to its authority to deny an application for a finding of suitability, the Commission has jurisdiction to disapprove a change in a licensed position. The Commission has the power to require the Company and any of its Mississippi gaming subsidiaries to suspend or dismiss officers, directors and other key employees or to sever relationships with other persons who refuse to file applications or whom the authorities find unsuitable to act in such capacities.

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

Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Commission may be found unsuitable. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of the Company’s securities beyond such time as the Commission prescribes, may be guilty of a misdemeanor. The Company could be subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or its subsidiaries operating casinos in Mississippi, the Company pays the unsuitable person any dividend, interest or other distribution whatsoever; recognizes the exercise, directly or indirectly, of any voting rights conferred through such securities held by the unsuitable person; pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in limited and specific circumstances; makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction; or fails to pursue all lawful efforts to require the unsuitable person to divest himself or herself of the securities, including, if necessary, the immediate purchase of the securities for cash at fair market value.

The Company may be required to disclose to the Commission upon request, the identities of holders of any debt or other securities. Under the Act, the Commission may, in its discretion, (1) require holders of debt securities of registered corporations to file applications; (2) investigate such holders; and (3) require the holders to be found suitable to own such securities. Although the Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Commission retains the discretion to do so for any reason, including but not limited to a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Commission in connection with such an investigation.

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

The Company, once registered, will have to maintain current stock ledgers in the State of Mississippi, which may be examined by the Mississippi Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is required to render maximum assistance in determining the identity of the beneficial owner.

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

Deborah Vitale, President and Chairman of the Board of Diamondhead Casino Corporation and President and a Director of Casino World, Inc. and Mississippi Gaming Corporation, was issued a key person license by the Colorado Gaming Commission during 1994. A Colorado license is ineffective in Mississippi. During 1996, Ms. Vitale’s key person license in Colorado expired and was not renewed.

Infrastructure Requirement

The Commission adopted a regulation in 1994 requiring, as a condition of licensure or license renewal, that a gaming establishment’s plan include a 500 car parking facility in close proximity to the casino complex and infrastructure facilities which will amount to at least 25% of the casino cost. Infrastructure facilities are defined in the regulation to include: a 250-room or larger hotel of at least a two-star rating as defined by the current edition of the Mobil Travel Guide; theme parks, golf courses, marinas, entertainment facilities; tennis complexes and any other such facility approved by the Commission. Parking facilities, roads, sewage and water systems, or civic facilities are not considered “infrastructure facilities.” On January 21, 1999, the Commission adopted an amendment to this regulation which increased the infrastructure investment from 25% to 100% of the casino cost. The regulation grandfathered existing licensees and applies only to new casino projects and casinos that were not operating at the time of acquisition or purchase.

License Fees and Taxes

License fees and taxes are payable to the State of Mississippi and to the counties and cities in which the Mississippi Gaming Subsidiary’s respective operations will be conducted. The license fee payable to the State of Mississippi is based upon all gross revenue of the licensee and equals 4% of gross revenue of $50,000 or less per calendar month, plus 6% of gross revenue over $50,000 and less than $134,000 per calendar month, plus 8% of gross revenue over $134,000 per calendar month. License fees paid in any taxable year are allowed as a credit against the Mississippi State income tax liability of a licensee for that taxable year. In addition, a licensee must pay a $5,000 annual license fee and an annual fee based upon the number of games it operates. In addition to state gaming license fees or taxes, a municipality or county may impose a fee upon a licensee based on all gross revenue derived from the establishment equal to 0.4% of all gross revenue which does not exceed $50,000 per calendar month, plus 0.6% of all gross revenue which exceeds $50,000 per calendar month and does not exceed $134,000 per calendar month, plus 0.8% of all gross revenue which exceeds $134,000 per calendar month. Certain local and private laws of the State of Mississippi may impose fees or taxes in addition to the fees described above.

Hurricane Requirements

The Mississippi Gaming Commission requires, as a condition of licensure or license renewal, that casino vessels on the Mississippi Gulf Coast that are not self-propelled must be moored to withstand a category four hurricane with 155 mile-per-hour winds and 15-foot tidal surges. A 1996 Mississippi Gaming Commission regulation prescribes the hurricane emergency procedure to be used by Mississippi Gulf Coast casinos.

Beer, Wine and Liquor Licensing

The sale of food or alcoholic beverages, including beer and wine, is subject to licensing, and regulation and control by the applicable state and local authorities. The Miscellaneous Tax Division of the Mississippi State Tax Commission regulates the sale of beer and light wine. The Alcoholic Beverage Control Division of the Mississippi State Tax Commission (the “ABC”), regulates the sale of alcoholic beverages containing more than 5% alcohol. The ABC requires that all equity owners and managers file personal record forms and fingerprint cards for licensing. In addition, owners of more than 5% of a company’s equity as well as officers and managers must submit detailed financial information to the ABC for licensing. All such licenses are revocable and non-transferable. The Mississippi State Tax Commission has full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could, and revocation would, have a material adverse impact upon the operations of an affected casino.

Anti-Gaming Referenda

On three separate occasions since 1998, certain anti-gaming groups have proposed referenda that, if adopted, would have banned gaming in Mississippi and required that gaming entities cease operations within two years after the ban. All three of the proposed referenda were ruled illegal by Mississippi State trial courts. The proponents of the most recent referendum filed a notice of appeal of the trial court ruling with the Mississippi Supreme Court, which affirmed the trial court ruling. However, if such a referendum were to be approved by the voters, it would have a material adverse effect on the Company.

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

Extensive Non-Gaming Laws and Regulations

The Company and/or its subsidiaries will be subject to additional federal, state and local safety, health, employment, and other laws, regulations and ordinances that apply to non-gaming businesses generally. For example, in Mississippi, casino barges must be inspected every two years and must also meet the fire safety standards of the Mississippi Fire Prevention Code and the Life Safety Code and the Standards for the Construction and Fire Protection of Marine Terminals, Piers and Wharfs of the National Fire Protection Association. All shipboard employees of the operating entity, even those having nothing to do with its operation as a vessel, such as dealers, waiters and security personnel may be subject to the Jones Act which, among other things, exempts those employees from state limits on workers’ compensation awards. Regulations adopted by the Financial Crimes Enforcement Network of the U.S. Treasury Department require currency transactions in excess of $10,000 occurring within a gaming day to be reported, including identification of the patron by name and social security number. Substantial penalties can be imposed for failure to comply with these regulations. The foregoing are just an example of the pervasiveness of the non-gaming laws, rules, regulations and ordinances that would apply to a barge-based casino operator.

Uncertain Political and Regulatory Environment

The political and regulatory environment in which the Company and/or its subsidiaries intend to operate is uncertain, dynamic and subject to rapid change. In addition, existing operators often propose and support legislation and/or litigation designed to make it difficult or impossible for competition to enter a market. This political and regulatory environment makes it impossible to predict the effects that the adoption of and changes in gaming laws, rules and regulations and/or competition will have on proposed gaming operations. Moreover, legislatures in states in which gaming is legal often consider legislation and regulations which could adversely affect operations and expected revenues. Likewise, the federal government often considers legislation which could adversely affect operations and expected revenues.

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

FLORIDA

The Company no longer has any operations in Florida. The Company does, however, have leases for dock space in the state and maintains its corporate headquarters in Madeira Beach, Florida.

ITEM 2. PROPERTIES

DIAMONDHEAD, MISSISSIPPI PROPERTY

On June 19, 1993, the Company, through Mississippi Gaming Corporation (“MGC”), a subsidiary of the Company, exercised its option to purchase 404.5 acres of property at Diamondhead, Mississippi for $4,000,000. To complete the purchase of the Diamondhead property, MGC obtained a $2,000,000 loan from Casinos Austria Maritime Corporation (“CAMC”) that was secured by a first mortgage on the Diamondhead, Mississippi property. The first mortgage loan was payable interest only at 8% per annum for fifteen months. The full principal balance on the first mortgage loan was due and payable on June 30, 1995. Prior to its due date, the first mortgage was paid in full from proceeds of a loan obtained by the Company in May 1995 from First Union National Bank of Florida. The loan due First Union National Bank of Florida has been paid in full and the Mississippi property is now debt-free.

On June 19, 1993, MGC entered into an Option Agreement to purchase approximately 80 acres of land included within its 404 acre site for a purchase price of ten dollars. The option was originally purchased so as to avoid certain limitations that attached to the underlying parcels. It was in the interest of the Company and its Diamondhead project that certain litigation instituted by the seller of the property be completed before MGC exercised the option. The litigation was finalized in 2002. MGC exercised its option in December 2002 and the property was transferred to MGC by Warranty Deed on December 18, 2002. The exercise of this option gave MGC full title to the entire 404 acre tract.

MGC now owns the entire 404 acre tract in fee simple. There is no debt and there are no liens on the property.

EASEMENT/OPTION TO PURCHASE ADJOINING PARCEL

Mississippi Gaming Corporation, a subsidiary of the Company, acquired a 100-foot wide perpetual easement from an adjoining property owner on December 22, 1994. The cost of the easement was $60,000. MGC had the right to construct an asphalt roadway at its expense on the easement property. If construction of the roadway did not commence in seven years from the date of the easement grant, the easement would terminate and revert to the Grantors. The Company was not ready to begin road construction by the expiration date of the easement. Therefore, on October 23, 2001, MGC entered into a three year Option Agreement to purchase the property which was the subject of the easement. The terms of the Option Agreement called for the Company to pay $10,000 upon the signing of the agreement and, beginning on January 2, 2003, to make quarterly payments of $2,500 through October 1, 2004. In addition, the Company obtained the right to purchase the property for $350,000 on or before December 31, 2002; for $385,000 on or before December 31, 2003; and for $420,000 on or before December 31, 2004, after which time the option expires. All funds paid for the option would be applied to the purchase price of the property in the event the Company elected to exercise the purchase option.

OFFICES

The Company’s headquarters is located at an office condominium owned by the Company at 150-153rd Ave., Suite 202, Madeira Beach, Florida. The Company paid approximately $104,000 for the condominium. The condominium is adjacent to other office space that was previously leased by the Company during the year 2000 and prior thereto. The Company no longer leases any office space in Madeira Beach. During 2001 and 2002, the Company assigned or subleased all of its dock and related facilities. The Company leased property at the following locations during the year ended 2002.

Location:
Mississippi	Lease Terms

5403 Indian Hill Blvd. Diamondhead, Mississippi 39525	Two years commencing June 1, 1998 and continuing month-to-month thereafter

Florida	Lease Terms

645 San Carlos Blvd. Ft. Myers Beach, Florida 33931	Five years commencing March 1, 1995 with option to renew for three years. The lease was renewed. In June 2000, this lease was assigned to The Big ‘M’ Casino.

1280 5th Street Miami Beach, Florida 33139	Five years commencing March 1, 1995 with an option to renew for two years. The Company exercised its option to renew in January 1997. The party which purchased the Miami operation and the M/V Europa Sun made the payments on this lease. This lease expired February 10, 2002.

DOCK SPACE
The Company leased dock space at the following locations in 2002:

Location	Lease Terms

150 - 129th Ave. Madeira Beach, Florida 33708	Three years commencing November 1, 1996 with options to renew for three additional three year periods beginning November 1, 1999. The Company exercised the latest option to renew this lease effective November 1, 2002 and ending October 31, 2005. The Company subleased this property to the party which purchased the M/V Europa Sky. In January 2003, the sublessee defaulted under the sublease.

545 San Carlos Boulevard Ft. Myers beach, Florida 33931	Five years commencing December 1, 1995 with an option to renew for three years. The lease was renewed. The dock lease was assigned to The Big “M” Casino in June 2000.The Big “M” Casino assumed payments on the lease as well as agreeing to pay an additional annual amount totaling $269,316. to Europa Cruises of Florida 1, Inc.

1280 5th Street Miami Beach, Florida 33139	Five years commencing March 1, 1995 with an option to renew for two years. The Company exercised its option to renew in January 1997. The party which purchased the Miami operation and the M/V Sun made the payments on this lease. This lease expired February 10, 2002

STORAGE FACILITIES
The Company leased storage facilities at the following locations in 2002:

Florida	Lease Terms

4319 Duhme Rd. Madeira Beach, Florida 33708.	Month-to-month leases on various storage units.

ITEM 3. LEGAL PROCEEDINGS

Tax-Related Litigation

Florida Department of Revenue Tax Audits
Settled

On November 28, 1994, the Florida Department of Revenue issued a Notice of Intent to make Sales and Use Tax Audit Changes to the Company for the period February 1, 1989 through June 30, 1994. The total proposed assessment, including estimated penalties and interest, through June 15, 1997, totaled approximately $7.4 million. In June, 1997, the Company settled this liability by entering into Closing Agreements with the Florida Department of Revenue. The settlement, which includes all audits for the covered period, is approximately $1.9 million. The settlement included a payment schedule of approximately $21,000 per month for seven years. In March 1998, the payment was reduced, by agreement of the parties, to $10,476 per month. The settlement provides for no interest for the first 3 years and interest accruing at a rate of 6% per year for the last 4 years. A balloon payment in the amount of $964,093 is due after the final installment is made on May 5, 2005.

Gaming-Related Litigation

William Poulos, et al. v. Ambassador Cruise Lines, Inc., et al. (United States District Court, District of Nevada) (Case No. CV-S-95-936-LDG (RLH))

Case Pending

On or about November 29, 1994, William Poulos filed a class action lawsuit on behalf of himself and all others similarly situated against approximately thirty-three defendants, including Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc., in the United States District Court, Middle District of Florida, Orlando Division (Case No. 94-1259-CIV-ORL-22). The suit was filed against the owners, operators and distributors of cruise ship casinos which utilized casino video poker machines and electronic slot machines. The Plaintiff alleges violation of the Federal Civil RICO statute, common law fraud and deceit, unjust enrichment and negligent misrepresentation. The plaintiff filed a similar action against most major, land-based casino operators in the United States. The plaintiff contends that the defendant owners and operators of casinos, including cruise ship casinos, along with the distributors and manufacturers of video poker machines and electronic slot machines, have engaged in a course of fraudulent and misleading conduct intended to induce people to play their machines based on a false understanding that the machines operate in a truly random fashion. The plaintiff alleges that these machines actually follow fixed, preordained sequences that are not random, but rather are both predictable and subject to manipulation by defendants and others. The plaintiff seeks damages in excess of $1 billion dollars against all defendants. The case against the Europa subsidiaries was transferred to the United States District Court for the District of Nevada, Southern Division. Accordingly, the case against Europa and the other defendants in the cruise ship industry will be litigated, and perhaps tried, together with those cases now pending against the land-based casino operators and the manufacturers, assemblers and distributors of gaming equipment previously sued in federal court in Nevada. The Company is sharing the cost of litigation in this matter with the other defendants. On November 3, 1997, the Court heard various motions in the case, including a Motion to Dismiss filed by the cruise ship defendants. The motion was denied. On June 26, 2002, the Court denied the plaintiffs’ Motion for Class Certification. The plaintiffs can still pursue their individual cases and have appealed the ruling denying class certification.

Other Litigation

Sea Lane Bahamas Limited v. Europa Cruises Corporation (United States District Court for the Southern District of Florida) (Case No. 94-10004)

Case Pending

In February, 1994, following the seizure of one of the Company’s vessels by Sea Lane Bahamas Limited, the Company entered into a partial settlement agreement with Sea Lane with respect to the Company’s obligations under a Bareboat Charter Agreement. With respect to unpaid charter hire, the Company paid the sum of $250,000 to Sea Lane plus an additional $386,000 in monthly payments of $30,000 per month plus interest at the rate of six percent (6%) per annum, which was fully paid as of December 31, 1995. However, the Company’s liability, if any, for damages arising out of the condition of the Europa Jet upon its redelivery to Sea Lane remained in dispute. The Settlement Agreement provided that if the Company and Sea Lane were unable to settle their dispute with respect to the condition of the Europa Jet when it was redelivered to Sea Lane, the amount of the Company’s remaining obligation to Sea Lane would be determined in binding arbitration. Sea Lane contends that substantial expenses, in excess of one million dollars, were incurred to make repairs for which Europa is responsible. On or about April 10, 1995, the United States District Court entered an Order granting Sea Lane’s Petition to Compel Arbitration.

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

On November 3, 1998, Sea Lane Bahamas Limited and Marne (Delaware) Inc. filed a similar, companion case against Europa Cruises Corporation and Europa Cruise Line, Ltd. in the Circuit Court of the Eleventh Judicial Circuit In and For Miami-Dade County, Florida (Case No. 98-25127CA02), alleging breach of charter, breach of settlement agreement, and fraud in the inducement and seeking compensatory and punitive damages. In response, Europa filed a Motion to Stay, Dismiss, and Strike. The case is still pending. The Company has recorded an estimated liability for losses in the above matter in the amount of $400,000.

Liberis v. Steven M. Turner, Deborah A. Vitale, William A. Herold, Dr. Ernst Walter, Sharon Petty, Charles “Kip” Reddien, Serco International Limited, Casinos Austria Maritime Corporation (CAMC), Austroinvest International Limited, Bertha Gersh, as Administrator of the Estate of Victor Gersh, Europa Cruises Corporation, Peter Mueller, Steven B. Solomon, and John Does A-Z (Circuit Court in and for Pinellas County, Florida) (Civil Action No. 98-007120-CI-008)

Case Pending

On or about October 30, 1998, Liberis, Charles S. Liberis, the founder of the Company, a former President, Chief Operating Officer and Chairman of the Board of Directors of the Company, and his former spouse, Ginger Liberis, filed suit in the Circuit Court in and for Pinellas County, Florida for fraud and conspiracy, intentional interference with advantageous business relationships, intentional breach of duty to facilitate stock transfers, conspiracy, negligence-failure to facilitate stock transfers, defamation, conspiracy to defame, and intentional infliction of emotional distress. This is the eighth legal action filed by Liberis against the Company and/or its officers and directors and others. The Company intends to vigorously defend this case as it has defended the other, multiple actions filed by Liberis against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Election of the Board of Directors

The Company held an Annual Meeting of stockholders on November 4, 2002 at the Hilton Hotel in Alexandria, Virginia. The election of a Board of Directors was submitted to a vote of the securities holders. The Company reported that a total of approximately 29,842,544 shares voted. The result of the vote was as follows:

NOMINEE	FOR	WITHHELD

H. Steven Norton	28,610,941	1,231,603
Gregory A. Harrison	25,640,519	4,202,025
Deborah A. Vitale	25,301,295	4,541,249
Dr. Arnold Sussman	25,047,183	4,795,361
Benjamin J. Harrell	24,999,518	4,843,026
Frank E. Williams, Jr.	18,982,811	10,859,733

The securities holders were asked to ratify a resolution of the Board of Directors to amend the Articles of Incorporation to change the name of the Company from “Europa Cruises Corporation” to “Diamondhead Casino Corporation.” The result of that vote was as follows:

FOR	AGAINST	ABSTAIN

26,780,595	2,916,690	145,259

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since November 22, 2002, shares of the Company’s Common Stock, $.001 par value (the “Common Stock”) have traded on the over-the-counter market under the symbol “DHCC.” The shares previously traded under the symbol “KRUZ.” The following table sets forth the high and low bid price quotations of the Common Stock in each full quarter during the periods set forth. The over-the-counter quotations reflect inter-dealer prices without retail markup, markdown, or commission and may not represent actual transactions.

	2002 Quarters		2001 Quarters

	High	Low	High	Low

First Quarter	$.98	$.56	$.65	$.40
Second Quarter	1.46	.40	1.02	.41
Third Quarter	.56	.36	.85	.20
Fourth Quarter	.50	.40	1.00	.16

On December 31, 2002, there were 898 registered holders of record of the Common Stock of the Company. On April 4, 2003 there were 948 registered holders of record of the Common Stock of the Company.

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

The Company had no operations in 2002. The Company ended its cruise ship operations in 2000. In June of 2000, the Company assigned its lease in Ft. Myers Beach, Florida to an unrelated operator. The Company currently receives lease payments of approximately $22,400 per month through November 1, 2003 .

In August of 2000, the Company subleased its Madeira Beach, Florida dock to Stardancer Casino, Inc., the purchaser of its vessel, the M/V Europa Sky. The Company received no income from the sublease. In or about December 2002, Stardancer Casino, Inc. defaulted on its sublease. Since then, the Company has made lease payments due to the lessor. The Company holds 537,600 shares of common stock in Diamondhead Casino Corporation as security for the performance of the sublease.

Revenues

The Company reported total revenue of $339,040 for the year ended December 31, 2002, versus total revenue of $384,840 in the prior year. The Company earned $269,316 in income in both 2002 and 2001 from the assignment of its Ft. Myers dock lease. Interest earned on invested cash decreased from $102,389 in 2001 to $35,587 in 2002 due to the reduced amount of free cash on hand in 2002 and a continued reduction in interest rates beginning in the latter part of 2001. The Company expects revenue in 2003 to be slightly lower than revenue in 2002.

Costs and Expenses

In 2002, costs and expenses incurred totaled $1,121,784, of which $823,127 were administrative in nature. Total expenses in 2001 amounted to $979,162, of which $764,175 were administrative in nature.

The increase in administrative costs of $58,952 was due to the costs associated with a marketing study and various architectural renderings commissioned in connection with the Company’s proposed Mississippi property development.

Other costs and expenses amounted to $189,252 in 2002 as compared to $106,695 in 2001, an increase of $82,557. The increase was due primarily to the settlement reached with Frank E. Williams, Jr., pursuant to which he received reimbursement of consent solicitation expenses in the amount of $31,500 and expenses in the amount of $33,500 incurred by the Company in connection with two consent solicitations which began in April of 2002.

Liquidity and Capital Resources

During the year ended December 31, 2002, the Company was able to meet its normal operating costs and expenses from available cash on hand. The Company used $1,020,414 of cash during the year of which $883,519 was attributable to ongoing activities. The remainder was consumed by capital costs associated with the EIS, a land purchase option in connection with the Diamondhead, Mississippi property, cash dividends on preferred stock, and reduction of the debt due the Florida Department of Revenue. Cash on hand at December 31, 2002 amounted to $1,692,803.

In 2003, the Company expects to use approximately $1,200,000 in cash. This amount includes the full balance due in 2003 of the cost of the Environmental Impact Statement (EIS) currently in progress on the property.

The Company remains liable to the Florida Department of Revenue pursuant to a settlement agreement relating to the audit period February 1, 1989 through June 30, 1994. The terms of the settlement agreement, as amended, call for the Company to make monthly payments in the amount of $10,476 through May 2005, at which time a final balloon payment in the amount of $964,093 is due.

In the opinion of management, the Company expects that ongoing cash requirements associated with administration, debt service, and preliminary and capital expenses associated with the Mississippi project, to continue to exceed revenue generated in future periods. In the opinion of management, the Company will be able to support its ongoing operating expenses through the use of revenue generated by the Ft. Myers dock lease assignment, passive income earned on invested cash, and from cash reserves currently on hand through the next year.

Critical Accounting Policy

The Company currently carries the value of the Diamondhead, Mississippi property on its balance sheet at cost, in the amount of $5,187,399 and has examined that valuation for impairment. In the opinion of management, the carrying value is not in excess of the ultimate recovery value of the property. However, there can be no assurances that the necessary regulatory approvals can be obtained or that financing will be available to develop the property. At December 31, 2002, the Company does not have the financial resources to develop its proposed Mississippi dockside gaming facility. There can be no assurances that property development will be successfully completed.

Capital Expenditure Requirement

In 2002, the Company retained EDAW, Inc., to draft an Environmental Impact Statement (EIS) for its Diamondhead, Mississippi property, at a base contract price of $500,000, of which $260,000 has been paid through April 1, 2003.

On October 23, 2001, MGC entered into a three year Option Agreement to purchase property which was the subject of a prior easement. The terms of the Option Agreement called for the Company to pay $10,000 upon the signing of the agreement and, beginning on January 2, 2003, to make quarterly payments of $2,500 through October 1, 2004. In addition, the Company obtained the right to purchase the property at a price now ranging from $385,000 to $420,000, depending upon the time of exercise.

Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10KSB for the period year December 31, 2002 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of December 31, 2002 (the evaluation date).

There have not been any significant changes in the internal controls of the Company or other factors that could significantly affect internal controls relating to the Company since the evaluation date.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements and notes thereto are included herein beginning at page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

A. Directors and Officers:

The current executive officers of the Company and their titles are as follows:

Name	Age	Title

Deborah A. Vitale	52	Chairman of the Board, President, Chief Executive Officer, and Treasurer
Gregory A. Harrison	58	Director, Vice President, Secretary
Frank E. Williams,Jr.	68	Director
Benjamin J. Harrell	49	Director
Dr. Arnold Sussman	67	Director
H. Steven Norton	69	Director
Robert Zimmerman	53	Chief Financial Officer

DEBORAH A. VITALE has served as President, Chief Executive Officer and Treasurer of the Company since February 1998 and has served as Chairman of the Board of the Company since March 1995. Ms. Vitale served as Secretary of the Company from November 1994 until July 2002. She has been a Director of the Company since December 1992. On February 14, 1997, Ms. Vitale was appointed Chairman of the Board of Directors of Casino World, Inc. and Chairman of the Board of Directors of Mississippi Gaming Corporation, each a subsidiary of the Company. On September 2, 1997, Ms. Vitale was appointed President of Casino World, Inc. and Mississippi Gaming Corporation. Ms. Vitale is a trial attorney with over twenty years of experience handling complex civil litigation. Ms. Vitale is licensed to practice law in Maryland, Virginia and Washington, D.C. Ms. Vitale was a principal in the firm of Miller & Vitale, P.C. from November 1990 to September 1992.

GREGORY A. HARRISON, Ph.D., P.E., was elected a Director of the Company on February 20, 1998. Dr. Harrison was appointed Vice-President of the Company on July 18, 2002 and was appointed Secretary of the Company on July 25, 2002. Dr. Harrison is a consulting engineer with thirty-seven years of diversified fire protection/safety/project engineering experience with NASA, DOD, NBS, NRC, ARAMCO, and Tenera, L.P. Dr. Harrison has qualified as an expert witness in various courts in ten states. Dr. Harrison received a B.S. degree in Fire Protection Engineering from the University of Maryland in 1966, an M.S. degree in Civil Engineering from the University of Maryland in 1970, an M.S. degree in Engineering Administration from George Washington University in 1979 and a Ph. D. in Safety Engineering from Kennedy-Western University in 1994. Dr. Harrison has held a top secret security clearance with the U.S. Department of Energy, the U.S Nuclear Regulatory Commission, and the Department of Defense. Dr. Harrison has served on the Board of Directors of Data Measurement Corporation and was an Advisory Board member of United Bank and First Patriot National Bank.

FRANK E. WILLIAMS, JR. was elected a Director of the Company on July 3, 2002. Since 1969, Mr. Williams has served as Chairman of the Board of Williams Enterprises of Georgia, Inc., a holding company controlling six subsidiaries active in various facets of the steel industry. Since 1995, Mr. Williams has also served as Chairman, CEO, and a fifty percent owner of Williams & Beasley Co. of Dallas, Texas, an erector of steel products in the southwestern United States and as Chairman and a major shareholder of Wilfab, Inc., a structural steel fabricator located in Cherokee County, Georgia. Mr. Williams is the Managing Partner and principal owner of Structural Steel Products, LLC of Richmond, Virginia, a manufacturer of prestressed concrete building systems for customers in the mid-Atlantic region and of Industrial Alloy Fabricators, LLC of Richmond, a fabricator of alloy plate products for the pulp and chemical industries operating in various segments of the steel construction industry. Mr. Williams continues to serve on the Board of Williams Industries, Inc., a public company (NASDAQ), which owns five subsidiaries active in the steel industry including Williams Bridge Co., one of the largest fabricators of steel plate for bridge structures in the mid-Atlantic region. The company was founded by Mr. Williams, who served as its President, CEO, and Chairman through 1994. Mr. Williams is a former Chairman and Director of Capital Bank, NA. Mr. Williams has been appointed by bankruptcy courts as an official representative serving in a pro bono capacity on behalf of investors and debt holders in public companies in bankruptcy. Mr. Williams holds a Bachelor of Civil Engineering degree from the Georgia Institute of Technology.

BENJAMIN J. HARRELL was elected a Director of the Company on July 18, 2002. Mr. Harrell was the founder and served as President and CEO of Pete Fountain Productions, Inc. from 1979 until it was acquired in 1999 by Production Group International, Inc., a global event communications company. Mr. Harrell currently manages the acquiring company’s business in the New Orleans area. Mr. Harrell also currently serves as Vice President of Pete Fountain Entertainment, LLC, which until March 2003, operated one of the largest jazz clubs in New Orleans. Since 1975, Mr. Harrell has served as personal manager for the internationally noted jazz artist, Pete Fountain. Mr. Harrell handles all aspects of Mr. Fountain’s career, including promotion, concerts, personal appearances and commercial endorsements. Since 1985, Mr. Harrell has also served as President of Cresent Sound & Light, Inc, a professional sound, lighting, video and staging company for the convention and entertainment industry. Mr. Harrell served as a Director of the New Orleans Metropolitan Convention and Visitors Bureau from 1997 through 1999.

DR. ARNOLD SUSSMAN was elected a Director of the Company on July 25, 2002. Since 2001, Dr. Sussman has served as President of MillenniumScan, LLC. in Washington D.C., which uses state-of-the-art technology in multi-slice, full body CT scanners to detect potentially curable diseases. For approximately five years prior thereto, Dr. Sussman was involved in private investment activities. Prior thereto, Dr. Sussman practiced podiatry for approximately thirty-three years. Dr. Sussman is a former President and founder of the American Society of Podiatric Laser Medicine and Surgery. Dr. Sussman was a fellow of the American College of Podiatry Medicine. Dr. Sussman is currently a Director of the Montgomery County Humane Society.

H. STEVEN NORTON was elected a Director of the Company on August 6, 2002. Since 1998, Mr. Norton has served as President and CEO of Norton Management, Inc., a consulting company in Alton, Illinois and Las Vegas, Nevada. Mr. Norton also currently serves as a Director of Centaur, Inc., a private company which owns an equity interest in Indiana Race Track, Anderson, Indiana and has an indirect investment in California Indian Casino, Indianapolis, Indiana. Mr. Norton is also a Director of Colorado Casino Resorts, Inc., Cripple Creek, Colorado and North East Resorts, Inc., a private company pursuing gaming in the state of Massachusetts.

From 1993 to 1998, Mr. Norton served as President and Chief Operating Officer of Argosy Gaming Corporation, a public company and operator of riverboat casinos. Mr. Norton also previously served as President and Chief Operating Officer of the Sands Hotel & Casino in Las Vegas, Nevada; as President and Chief Executive Officer of the Gold River Gambling Hall & Resort in Laughlin, Nevada; as Executive Vice-President of Resorts International, Inc. and Resorts International Casino Hotel in Atlantic City, New Jersey, and as Vice-President, Treasurer and Comptroller of Paradise Island, Ltd/Paradise Island Casino.

Mr. Norton has also previously served as a founder and a Director of the American Gaming Association; as a founder, a Director and Vice-Chairman of the New Jersey Casino Association; as Chairman of the Indiana Gaming Association; as a Director and Vice-President of the Missouri Gaming Association; as a Director of the Illinois River Boat Association and as Chairman of the Casino Commission of the American Hotel Association. Mr. Norton has also served on the Board of Directors and Executive Committee of the American Hotel Association; as Chairman of the Board and President of the New Jersey Hotel Motel Association; as Director and Vice-President of the Bahamas Hotel Association; as Chairman of the Bahamas Hotel Employers Association; as Director and Treasurer of the Bahamas Employers Confederation; as a Board Member of the Nevada Hotel Motel Association; as Chairman of the Atlantic City Convention & Visitors Bureau; as Chairman of the Nassau Paradise Island Promotion Board; and as a member of the Advisory Board of the Governors Office of Travel and Tourism in New Jersey.

ROBERT ZIMMERMAN was appointed Chief Financial Officer of the Company on July 27, 1998. From May of 1994 until joining the Company, Mr. Zimmerman served as Controller for the North and Central American operations of Casinos Austria International, Ltd. From 1980 through 1993, Mr. Zimmerman served as Vice-President of Finance for the Industrial Controls subsidiary of Emerson Electric Company. Prior to 1980, Mr. Zimmerman was employed with the public accounting firm of Fiddler and Co. for seven years.

B.     Changes in Management and the Board of Directors

Paul J. DeMattia, resigned from the Board of Directors effective September 15, 2001. There were no other changes in the composition of the Board of Directors or management during the year ended December 31, 2001.

On June 26, 2002, James Illius resigned as a Director of the Company. On June 26, 2002, John Duber resigned as Vice President, Assistant Secretary, a Director of the Company and as Co-Trustee of the Europa Cruises Corporation Employee Stock Ownership Plan Trust.

On July 3, 2002, the Board of Directors voted to elect Frank E. Williams, Jr. as a Director. On July 18, 2002, the Board of Directors voted to elect Benjamin J. Harrell as a Director. On July 25, 2002, the Board of Directors voted to elect Dr. Arnold Sussman as a Director. On August 6, 2002, the Board of Directors voted to elect H. Steven Norton as a Director.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon its review of Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, all of such forms were filed timely by reporting persons during 2002 and all purchases and sales of stock have been disclosed by the Company.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides information concerning the compensation of current executive officers of the Company and its wholly owned subsidiaries. No other person serving as an executive officer on December 31, 2002, received cash compensation in excess of $100,000 during any of the last three fiscal years.

SUMMARY COMPENSATION TABLE

		Annual Compensation					Long Term Compensation

						Awards			Payouts
					Other
					Annual	Restricted				All
					Compen-	Stock			LTIP	Other
Occupation	Year	Salary		Bonus	sation	Awards	Options		Payouts	Compensation

Deborah A. Vitale	2002	$125,000		None	None	None	None		None	(5)
President as of	2001	$125,000		None	$14,424 (1)	None	900,000	(3)	None	(5)
February 20, 1998	2000	$125,000	(2)	None	None	None	450,000	(4)	None	(5)

(1)	Ms. Vitale also received $14,424 for vacation time earned, but not taken.

(2)	Ms. Vitale was paid $38,461 of her 2000 compensation in 2001.

(3)	On March 27, 2001, Ms. Vitale was awarded 100,000 options exercisable at $ .50 per share for services rendered as a Director. On April 11, 2001, Ms. Vitale was awarded 800,000 options exercisable at $ .50 per share. On April 18, 2001, 800,000 options to purchase shares of Common Stock exercisable at $ .75 per share expired.

(4)	On October 24, 2000, Ms. Vitale was awarded 250,000 options exercisable at $ .50 per share for services rendered as a Director and 200,000 options exercisable at $ .50 per share.

(5)	As of December 31, 2000, Ms. Vitale became 20% vested in 19,941 shares of Common Stock allocated to her account in the Europa Cruises Corporation Employee Stock Ownership Plan for shares allocated through 1999. As of December 31, 2001, Ms. Vitale became 40% vested in 46,410 shares of Common Stock allocated to her account in the Europa Cruises Corporation Employee Stock Ownership Plan for shares allocated through 2000. As of December 31, 2002, Ms. Vitale became 60% vested in 75,620 shares of Common Stock allocated to her account in the Europa Cruises Corporation Employee Stock Ownership Plan for shares allocated through 2001.

OPTION GRANTS IN LAST FISCAL YEAR

On March 4, 2002, the Board of Directors awarded 106,000 options to purchase common stock at $ .90 to a key employee.

OPTION GRANTS IN CURRENT YEAR

On March 11, 2003, the Board of Directors awarded 750,000 options to purchase common stock at $ .30 per share to Deborah A. Vitale. On March 11, 2003, the Board of Directors awarded 50,000 shares of common stock to Gregory A. Harrison.

AGGREGATE OPTIONS EXERCISED IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

The following table shows stock options exercised by the named executive officers, directors, and former directors of the Company during the fiscal year ended December 31, 2002. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 2002. None of the following options are “incentive stock options” within the meaning of Section 422A of the Internal Revenue Code of 1986.

			Number of Securities
			Underlying Unexercised			Value
	Shares	Value	Options at Year-End			At Year-End(2)
of Unexercised	Acquired	Realized
In-the-Money Options	On Exercise	(1)	Exercisable		Unexercisable	Exercisable	Unexercisable

Deborah A. Vitale	None	None	2,100,000		None	$-0-	None
John R. Duber	None	None	450,000	(3)	None	-0-	None
Gregory A. Harrison	None	None	400,000		None	-0-	None
James Illius	None	None	400,000		None	-0-	None
Paul DeMattia	None	None	400,000	(4)	None	-0-	None

(1)	The “Value realized” reflects the appreciation on the date of exercise (based on the excess of the fair market value of the shares on the date of exercise over the exercise price). However, because the officer may keep the shares acquired upon the exercise of options or sell them at a different price, this amount does not necessarily reflect cash realized upon the sale of those shares.

(2)	“In-the-Money Options” are options outstanding at the end of the last fiscal year for which the fair market value of the Common Stock at the end of the last fiscal year ($.41 per share) exceeded the exercise price of the options.

(3)	On February 28, 2003, the Company purchased all 450,000 options to purchase Common Stock held by Mr. Duber at a purchase price of $ .05 per unexercised option, for a total of $22,500.

(4)	On February 28, 2003, the Company purchased all 400,000 options to purchase Common Stock held by Mr. DeMattia at a purchase price of $ .05 per unexercised option, for a total of $20,000.

Directors’ Compensation

The current members of the Board of Directors are generally not paid for their services as a Director. Directors are reimbursed for certain approved expenses incurred in connection with Company business and for certain approved expenses incurred in connection with attendance at non-telephonic Board meetings and non-telephonic committee meetings.

On April 3, 1998, Ms. Vitale was awarded 750,000 options to purchase common stock exercisable at $1.00 per share for services rendered as President of Europa and its subsidiaries. On April 3, 2003, those options expired. On October 24, 2000, Ms. Vitale was awarded 250,000 options exercisable at $.50 per share for services rendered as a Director and 200,000 options exercisable at $.50 per share for services as a non-director. On March 27, 2001, Ms. Vitale was awarded 100,000 options exercisable at $.50 per share for services rendered as a Director. On April 11, 2001, Ms. Vitale was awarded 800,000 options exercisable at $ .50 per share. On March 11, 2003, Ms. Vitale was awarded 750,000 options exercisable at $ .30 per share. On April 3, 2003, 750,000 options to purchase common stock expired.

On March 24, 1998, Gregory Harrison, a Director, was awarded 50,000 options to purchase common stock exercisable at $1.00 per share for services rendered as a Director, provided he remained a Director for six months from the date of his appointment (unless removed by vote of the shareholders or a failure to be nominated to the next Board of Directors or unless unable to serve due to death or by reason of physical or mental incapacity). On March 24, 2003, these options expired. On October 24, 2000, Mr. Harrison was awarded 250,000 options to purchase common stock at an exercise price of $.50 per share for services rendered as a Director. On March 27, 2001, Mr. Harrison was awarded 100,000 options exercisable at $.50 per share for services rendered as a Director. On March 11, 2003, Mr. Harrison was awarded compensation in the form of 50,000 shares of common stock. On March 24, 2003, 50,000 options to purchase common stock expired.

On March 24, 1998, John R. Duber, a former Director, was awarded 50,000 options to purchase common stock exercisable at $1.00 per share for services rendered as a Director, provided he remained a Director for six months from the date of his appointment (unless removed by vote of the shareholders or a failure to be nominated to the next Board of Directors or unless unable to serve due to death or by reason of physical or mental incapacity) and 50,000 options exercisable at $1.00 per share for services rendered as a non-director which were not conditioned on continued service. On October 24, 2000, Mr. Duber was awarded 250,000 options to purchase common stock at an exercise price of $.50 per share for services rendered as a Director. On March 27, 2001, Mr. Duber was awarded 100,000 options exercisable at $.50 per share for services rendered as a Director. On February 28, 2003, the Company purchased all 450,000 options to purchase common stock held by Mr. Duber at a purchase price of $ .05 per unexercised option, for a total of $22,500.

On March 24, 1998, Paul DeMattia, a former Director, was awarded 50,000 options to purchase common stock exercisable at $1.00 per share for services rendered as a Director, provided he remained a Director for six months from the date of his appointment (unless removed by vote of the shareholders or a failure to be nominated to the next Board of Directors or unless unable to serve due to death or by reason of physical or mental incapacity). On October 24, 2000, Mr. DeMattia was awarded 250,000 options to purchase common stock at an exercise price of $.50 per share for services rendered as a Director. On March 27, 2001, Mr. DeMattia was awarded 100,000 options exercisable at $.50 per share for services rendered as a Director. Mr. DeMattia resigned from the Board of Directors effective September 15, 2001. On February 28, 2003, the Company purchased all 400,000 unexercised options to purchase common stock held by Mr. DeMattia at a purchase price of $ .05 per unexercised option, for a total of $20,000.

On October 24, 2000, James Illius, a former Director, was awarded 250,000 options to purchase common stock exercisable at $.50 per share for services rendered as a Director. On March 27, 2001, Mr. Illius was awarded 150,000 options exercisable at $.50 per share for services rendered as a Director.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AS OF APRIL 4, 2003

The following table sets forth, to the Company’s knowledge, as of April 4, 2003, based on filings with the Securities and Exchange Commission, the beneficial ownership of the outstanding Voting Stock held by (i) each person or entity beneficially owning more than 5% of the shares of any class of Voting Stock, (ii) each director, nominee, and certain executive officers, individually, and (iii) all directors and executive officers as a group.

	Amount &
	Nature of
Name and Address	Beneficial	Title of	Percent
Beneficial Owner	Ownership	Class	of Class	Voting(1)

Europa Cruises Corporation	3,340,910	Common	8.99%	8.57%
Employee Stock Ownership Plan Trust (2) 150-153rd Avenue Madeira Beach, Florida 33708
Deborah A. Vitale (2) (3)	5,633,530	Common	15.15%	14.44%
Chairman, President, CEO, and Treasurer Chairman, President, and Treasurer of Casino World, Inc. and Mississippi Gaming Corp. 1013 Princess Street Alexandria, Virginia 22314

	Amount &
	Nature of
Name and Address	Beneficial	Title of	Percent
Beneficial Owner	Ownership	Class	of Class Voting(1)

Gregory Harrison (4)	1,132,951	Common	3.05%	2.90%
Director, Secretary 16209 Kimberly Grove Gaithersburg, Maryland 20878
Dr. Arnold Sussman (5)	1,152,847	Common	3.10%	2.96%
Director 2440 M Street, N.W. Suite 203 Washington, D.C. 20037
Benjamin J. Harrell	400,000	Common	1.08%	1.03%
Director 237 N. Peters Street, Fourth Floor New Orleans, Louisiana 70130
Frank E. Williams, Jr., (6)	244,000	Common	.66%	.63%
Director 2789b Hartland Road Falls Church, Virginia 22043
James Illius (7)	2,942,551	Common	7.91%	7.54%
3791 Francis Drive Rocky River, Ohio 44116
Serco International Limited (8)	924,334	Common	2.49%	7.05%
P.O. Box 15, A-9010	900,000	S-NR Preferred	100.00%
Klagenfurt, Austria	926,000	S Preferred	100.00%
Austroinvest International Limited (8)	924,334	Common	2.49%	7.05%
P.O. Box 15, A-9010	900,000	S-NR Preferred	100.00%
Klagenfurt, Austria	926,000	S Preferred	100.00%
Ernst G. Walter (8)	924,334	Common	2.49%	7.05%
14700 Gulf Blvd., Apt. 401	900,000	S-NR Preferred	100.00%
Madeira Beach, Florida 33708	926,000	S Preferred	100.00%
All Directors and Officers as a Group:	8,690,820		23.38%	22.28%
(7 persons)

(1)	Common Stock and Series S-NR Preferred Stock and Series S Preferred Stock have been combined for the purpose of calculating voting percentages.

(2)	The Europa Cruises Corporation Employee Stock Ownership Plan (“ESOP”) was established on August 18, 1994. The Trustee of the ESOP is Deborah A. Vitale, President, CEO, and Chairman of the Board. As of December 31, 2002, 1,659,090 ESOP shares had been released and 1,579,545 ESOP shares had been allocated to participants in the ESOP. The participants in the ESOP are entitled to direct the Trustee as to the manner in which the Company’s allocated shares are voted. Unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.

(3)	Includes 3,340,910 unallocated common shares of the ESOP Trust, 117,000 shares of Common Stock owned directly by Ms. Vitale, options to purchase 2,100,000 shares of Common Stock, and 75,620 shares of Common Stock, which represent shares of stock held in Ms. Vitale’s partially vested ESOP participant account.

(4)	Includes 782,951 shares of Common Stock owned directly by Mr. Harrison and options to purchase 350,000 shares of Common Stock.

(5)	Includes 1,149,847 shares of Common Stock owned directly by Dr. Sussman and 3,000 shares of Common Stock owned by Dr. Sussman’s wife.

(6)	Includes 55,000 shares of Common stock owned directly by Mr. Williams; 145,000 shares of Common Stock owned by the Estate of Mr. Williams’ deceased father, of which Mr. Williams is Executor; and 44,000 shares of Common Stock owned by the Williams Family Limited Partnership of which Mr. Williams is President of the General Partner, the Williams Family Corporation.

(7)	Includes 2,473,151 shares of Common Stock owned directly by Mr. Illius; options to purchase 400,000 shares of Common Stock; 17,400 shares of Common Stock owned by Mr. Illius’ wife; 16,000 shares of Common Stock owned by Mr. Illius’ son; 16,000 shares of Common Stock owned by Mr. Illius’ daughter; and 20,000 owned by Builders’ Loft, Inc. pension fund, which Mr. Illius manages.

(8)	Serco International Limited and Austroinvest International Limited are affiliated entities. The Company understands that Dr. Ernst Walter is the sole director of each company. The total beneficial ownership of securities of the Company held by the two corporations and Dr. Walter includes: 900,000 shares of Series S-NR Preferred Stock owned by Serco International Limited;

926,000 shares of S Preferred Stock owned by Austroinvest International Limited; and 924,334 shares of Common Stock owned by Serco International Limited.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 18, 1994, the Company established the Europa Cruises Corporation Employee Stock Ownership Plan (the “ESOP”). The ESOP, which is a qualified retirement plan under the provisions of Section 401(a) of the Internal Revenue Code and an employee stock ownership plan within the meaning of Section 4975(e)(7) of the Internal Revenue Code, was established primarily to invest in stock of the Company. All employees as of December 31, 1994, and subsequent new employees having completed 1,000 hours of service are eligible to participate in the ESOP. The Company also established a trust called the Europa Cruises Corporation Employee Stock Ownership Plan Trust Agreement to serve as the funding vehicle for the ESOP. Deborah A. Vitale is the sole Trustee of the Trust. As of December 31, 2002, 1,579,545 shares of Common Stock had been allocated to participants in the ESOP. Unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.

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

Meetings of the Board of Directors

The Board of Directors held fourteen meetings during 2002 and nine meetings during 2001. Each Director attended at least 75% of the total number of Board meetings held during the period for which he or she was a Director. The Board did not have a compensation or nominating committee in 2001. The Board’s audit committee for the year 2001 consisted of Deborah A. Vitale and John R. Duber, both of whom were Directors and Officers of the Company and Gregory Harrison and Paul DeMattia (until his resignation effective September 15, 2001), both of whom were outside Directors of the Company.

In 2002, the President of the Company appointed an Audit Committee comprised of Frank E. Williams, Jr., Chairman, Benjamin J. Harrell and Gregory A. Harrison. In 2002, the President of the Company also appointed a Compensation Committee comprised of Benjamin J. Harrell, Dr. Arnold Sussman and Gregory A. Harrison.

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

DIAMONDHEAD CASINO CORPORATION

DATE: April 14, 2003	/s/ DEBORAH A. VITALE

By: Deborah A. Vitale, President

/s/ ROBERT ZIMMERMAN

By: Robert Zimmerman, Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Deborah A. Vitale,	April 14, 2003
President and Chairman of the Board

/s/ Gregory A. Harrison Corporate Secretary and Director	April 14, 2003

/s/ Frank E. Williams, Jr. Director	April 14, 2003

/s/ Benjamin J. Harrell Director	April 14, 2003

/s/ Dr. Arnold Sussman Director	April 14, 2003

/s/ H. Steve Norton Director	April 14, 2003

CERTIFICATIONS

I, Deborah A. Vitale, certify that:

1.     I have reviewed this annual report on Form-10KSB of Diamondhead Casino Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)  the registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

/s/ Deborah A. Vitale Deborah A. Vitale Chief Executive Officer

1

CERTIFICATIONS

I, Robert l. Zimmerman, certify that:

1.     I have reviewed this annual report on Form-10KSB of Diamondhead Casino Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)  the registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

/s/ Robert L. Zimmerman

Robert L. Zimmerman Chief Financial Officer

2

CERTIFICATION

     In connection with the Annual Report of Diamondhead Casino Corporation (the “Company”) on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Deborah A. Vitale, Chief Executive Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE: April 14, 2003	/s/ DEBORAH A. VITALE

By: Deborah A. Vitale Chief Executive Officer

     In connection with the Annual Report of Diamondhead Casino Corporation (the “Company”) on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Robert L. Zimmerman, Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE: April 14, 2003	/s/ ROBERT ZIMMERMAN

By: Robert Zimmerman Chief Financial Officer

3

DIAMONDHEAD CASINO CORPORATION
(Formerly Europa Cruises Corporation)
AND SUBSIDIARIES

1700 BROADWAY
FRIEDMAN ALPREN & GREEN LLP CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS	NEW YORK, NY 10019 212-842-7000 FAX 212-842-7001 www.nyccpas.com

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
of Diamondhead Casino Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Diamondhead Casino Corporation (formerly Europa Cruises Corporation) and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamondhead Casino Corporation (formerly Europa Cruises Corporation) and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

Friedman Alpren & Green LLP

New York, NY
February 3, 2003

MEMBER OF DFK INTERNATIONAL WITH AFFILIATED OFFICES WORLDWIDE

DIAMONDHEAD CASINO CORPORATION
(Formerly Europa Cruises Corporation)
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2002

ASSETS
Current assets
Cash and cash equivalents	$1,692,803
Accounts receivable	9,956
Prepaid insurance and other	134,940

Total current assets	1,837,699
Property and equipment, less accumulated depreciation of $56,659	89,788
Land under development for dockside gaming (Note 2)	5,187,399
Other assets	157,875

$7,272,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$250,534
Current maturities of long-term debt (Note 4)	35,948

Total current liabilities	286,482
Long-term debt, less current maturities (Note 4)	1,013,810
Other liabilities (Note 8)	400,000

Total liabilities	1,700,292

Commitments and contingencies (Notes 2 and 8)	—
Stockholders’ equity (Notes 5 and 6)
Preferred stock, $.01 par value; shares authorized 5,000,000, outstanding 2,122,000 ($2,591,080 aggregate liquidation preference)	21,220
Common stock, $.001 par value; shares authorized 50,000,000, issued 33,922,152, outstanding 29,331,242	33,922
Additional paid-in capital	26,484,131
Unearned ESOP shares	(4,981,298)
Deficit	(15,795,350)
Treasury stock, at cost, 1,250,000 shares	(190,156)

Total stockholders’ equity	5,572,469

$7,272,761

See accompanying notes to consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
(Formerly Europa Cruises Corporation)
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

REVENUES
Dock lease income	$269,316	$269,316
Interest earned on invested cash	35,587	102,389
Other	34,137	13,135

	339,040	384,840

COSTS AND EXPENSES
Administrative and general	823,127	764,175
Depreciation and amortization (Note 3)	16,477	12,867
Interest	92,928	95,425
Other operating costs	189,252	106,695

	1,121,784	979,162

Net gain on sale of assets	—	2,750

NET LOSS	(782,744)	(591,572)
PREFERRED STOCK DIVIDENDS	(106,960)	(106,538)

NET LOSS APPLICABLE TO COMMON STOCK	$(889,704)	$(698,110)

PER SHARE AMOUNTS
Net loss per common share, basic and diluted	$(.030)	$(.024)

Weighted average number of common shares outstanding	29,255,191	29,144,345

See accompanying notes to consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
(Formerly Europa Cruises Corporation)
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(NOTES 5 AND 6)

YEARS ENDED DECEMBER 31, 2002 AND 2001

			Additional
	Preferred	Common	Paid-In	Unearned
	Stock	Stock	Capital	ESOP Shares

Balance, January 1, 2001	$21,320	$33,707	$26,521,547	$(5,213,439)
ESOP compensation	—	—	(62,632)	113,541
Preferred stock dividends	—	133	48,827	—
Conversion of preferred to common	(100)	10	90	—
Issuance of common stock for services	—	3	1,873	—
Net loss for the year	—	—	—	—

Balance, December 31, 2001	21,220	33,853	26,509,705	(5,099,898)
ESOP compensation	—	—	(72,464)	118,600
Preferred stock dividends	—	69	46,890	—
Net loss for the year	—	—	—	—

Balance, December 31, 2002	$21,220	$33,922	$26,484,131	$(4,981,298)

		Treasury
	(Deficit)	Stock	Total

Balance, January 1, 2001	$(14,207,536)	$(190,156)	$6,965,443
ESOP compensation	—	—	50,909
Preferred stock dividends	(106,538)	—	(57,578)
Conversion of preferred to common	—	—	—
Issuance of common stock for services	—	—	1,876
Net loss for the year	(591,572)	—	(591,572)

Balance, December 31, 2001	(14,905,646)	(190,156)	6,369,078
ESOP compensation	—	—	46,136
Preferred stock dividends	(106,960)	—	(60,001)
Net loss for the year	(782,744)	—	(782,744)

Balance, December 31, 2002	$(15,795,350)	$(190,156)	$5,572,469

See accompanying notes to consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
(Formerly Europa Cruises Corporation)
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(NOTE 9)

YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

OPERATING ACTIVITIES
Net loss	$(782,744)	$(591,572)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	16,477	12,867
ESOP provision	46,136	50,909
Net gain on sale of assets	—	(2,750)
Consulting services paid with common stock	—	1,876
(Increase) decrease in:
Accounts receivable	(3,620)	(2,885)
Prepaid insurance and other	(43,894)	(15,097)
(Decrease) increase in:
Accounts payable and accrued expenses	(115,874)	(289,954)

Cash used in operating activities	(883,519)	(836,606)

INVESTING ACTIVITIES
Net proceeds from sale of assets	—	2,750
Purchase of property and equipment	(5,171)	(11,881)
Collection of notes receivable	—	4,616,722
Land development	(38,755)	—

Cash (used in) provided by investing activities	(43,926)	4,607,591

FINANCING ACTIVITIES
Repayment of long-term debt	(32,968)	(2,297,273)
Preferred stock dividends	(60,001)	(57,578)

Cash used in financing activities	(92,969)	(2,354,851)

Net (decrease) increase in cash and cash equivalents	(1,020,414)	1,416,134
Cash and cash equivalents, beginning of year	2,713,217	1,297,083

Cash and cash equivalents, end of year	$1,692,803	$2,713,217

See accompanying notes to consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
(Formerly Europa Cruises Corporation)
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

Diamondhead Casino Corporation (the “Company”) owns a total of 404.5 acres of unimproved land in Diamondhead, Mississippi on which it plans to develop a casino resort. The Company officially changed its name from Europa Cruises Corporation to Diamondhead Casino Corporation in November 2002. The Company originally was organized to principally own, operate and promote cruise vessels offering day and evening cruises in the State of Florida.

2.	Liquidity

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

Litigation brought by environmental groups, neighbors, and competitors may delay regulatory approvals and the issuance of permits necessary for the construction of the casino resort. In addition, the Company is required to obtain an environmental impact statement, which has had a material adverse impact on the development. The Company has entered into a contract to obtain an environmental impact statement at a cost of $500,000, of which $105,000 has been incurred and $20,000 paid through December 31, 2002. In addition, the Company expended another $16,255 for studies connected to the environmental status of the property in 2002.

There can be no assurances that the necessary regulatory approvals can be obtained or that financing will be available. At December 31, 2002, the Company does not have the financial resources to develop its proposed Mississippi dockside gaming facility. There can be no assurances that property development will be successfully completed.

DIAMONDHEAD CASINO CORPORATION
(Formerly Europa Cruises Corporation)
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Liquidity (continued)

Dockside gaming development costs consist of the following:

2002

Land under development for dockside gaming	$4,868,139
Option for purchase of adjoining property	2,500
Licenses	77,000
Engineering and costs associated with permitting	239,760

$5,187,399

The Company’s cash flow during 2002 was sufficient to sustain its operations, and it believes that cash flow will continue to be sufficient during 2003. The Company, however, may be unable to meet any unusual or unanticipated cash requirements should they arise during 2003, except through the sale of stock or borrowing.

3.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Diamondhead Casino Corporation (formerly Europa Cruises Corporation) and all of its subsidiaries. All material intercompany balances and transactions have been eliminated in the consolidation.

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

DIAMONDHEAD CASINO CORPORATION
(Formerly Europa Cruises Corporation)
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (continued)

Cash Equivalents

The Company considers all liquid debt instruments with original maturities of three months or less to be cash equivalents.

The Company’s cash balances are maintained primarily in one bank and are insured for up to $100,000 by the Federal Deposit Insurance Corporation.

Land Held for Development

Land held for development of a dockside casino is carried at cost. Costs directly related to site development, such as licensing and permits, engineering, and other costs, are capitalized to the land.

Dockside Gaming Development Costs

Pre-opening expenses, which consist principally of payroll and marketing costs, are expensed as incurred. Expenditures which result in acquisition of assets which benefit future periods are deferred and amortized over the period of expected future benefit.

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

DIAMONDHEAD CASINO CORPORATION
(Formerly Europa Cruises Corporation)
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (continued)

Property, Equipment and Fixtures

Property, equipment and fixtures were recorded at cost and were depreciated over their estimated useful lives (which range from three to thirty-nine years) using the straight-line method. Expenditures for repairs and maintenance were expensed as incurred.

Employee Stock Ownership Plan

In August 1994, the Company established an Employee Stock Ownership Plan (ESOP) financed by employer loans. Compensation expense is measured at the fair market value of shares committed to be released. Shares are committed to be released ratably over the period of the employer loan. Dividends, if any, are treated as follows: (1) on unallocated shares used to pay debt service, are reported as a reduction of the indebtedness to the Company; (2) on unallocated shares paid to participants, are reported as compensation cost and (3) on allocated shares, are charged to retained earnings. The Company has not paid any dividends.

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

DIAMONDHEAD CASINO CORPORATION
(Formerly Europa Cruises Corporation)
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (continued)

Net Loss Per Common Share (continued)

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potential dilutive effect of outstanding stock options. The Company’s potential common stock, such as stock purchase options, warrants and convertible preferred stock, is excluded from diluted net loss per share as their effect would be antidilutive.

Segment Information

Operating segments are components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company currently operates solely in one line of business, development of land and dockside gaming activities, which relates to planned future operations.

Accounting Pronouncements

The Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which prescribes accounting and reporting standards for the testing for impairment and the disposal of long-lived assets.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). SFAS No. 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management’s commitment to an exit plan. In addition, SFAS No. 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provision of the new standard is effective for exit or disposal activities initiated after December 31, 2002. It is not expected that SFAS No. 146 will materially affect the financial statements.

DIAMONDHEAD CASINO CORPORATION
(Formerly Europa Cruises Corporation)
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (continued)

Accounting Pronouncements (Continued)

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148), which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 148 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. (Under the fair value based method, compensation cost for stock options is measured when options are issued.) In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The Company does not intend to adopt the fair value method to account for compensation cost for stock options.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

DIAMONDHEAD CASINO CORPORATION
(Formerly Europa Cruises Corporation)
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Long-Term Debt

At December 31, 2002, long-term debt consisted of:

State of Florida Sales Tax Closing Agreement, less unamortized discount of $87,278 based on an imputed interest rate of 10%	$1,049,758
Less — Current maturities	(35,948)

$1,013,810

On November 28, 1994, the Florida Department of Revenue proposed a sales and use tax assessment, including estimated penalties and interest of approximately $7.4 million. In June 1997, the Company settled with the Florida Department of Revenue for approximately $1.733 million. The settlement includes monthly payments of approximately $21,000, which were reduced to $10,476 in March 1998. The settlement required no interest until June 2000, and then at a rate of 6% per year until maturity. A balloon payment in the amount of $964,093 is due after the final installment on May 5, 2005.

At December 31, 2002, annual maturities of long-term debt are as follows:

Year Ending December 31,	Amount

2003	$35,948
2004	39,456
2005	974,354

$1,049,758

5.	Stockholders’ Equity

At December 31, 2002, the Company had a stock option plan and non-plan options, which are described below. The Company applies the intrinsic value method in accordance with APB Opinion 25, “Accounting For Stock Issued To Employees,” and related interpretations in accounting for employee stock options. Under APB Opinion 25, no compensation cost is recognized because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant.

DIAMONDHEAD CASINO CORPORATION
(Formerly Europa Cruises Corporation)
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Stockholders’ Equity (continued)

Non-Plan Stock Options

In March 2002, the Company granted 106,000 non-plan stock options at an exercise price of $ .90 that expire March 2007 to a key employee. Also in March 2002, 100,000 non-plan options issued to a key employee of the Company expired.

In March 2001, the Company granted 550,000 non-plan stock options at an exercise price of $ .50 that expire in March 2006 to Directors of the Company. In April 2001, the Company granted 800,000 non-plan stock options at an exercise price of $ .50 that expire in April 2006 to the President and Chairman of the Board of Directors. In addition, in July 2001, the Company granted 63,500 non-plan stock options at an exercise price of $ .63 that expire in July 2006 to a key employee. In April 2001, 1,450,000 non-plan options issued to Directors, former Directors, former Officers, and former key employees, expired.

Stock Option Plan

On December 19, 1988, the Company adopted a stock option plan (the “Plan”) for its officers and management personnel under which options could be granted to purchase up to 1,000,000 shares of the Company’s common stock. Accordingly, the Company reserved for the issuance of 1,000,000 shares under the Plan. The option price may not be less than 100% of the market value of the shares on the date of the grant. The options expire within ten years from the date of grant. At December 31, 2002, no options from this plan were issued or exercised.

DIAMONDHEAD CASINO CORPORATION
(Formerly Europa Cruises Corporation)
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Stockholders’ Equity (continued)

Accounting for Stock Options

FASB Statement 123, “Accounting For Stock-Based Compensation”, requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation cost for the Company’s employee stock options had been determined in accordance with the fair value method. The Company estimates the fair value of each employee stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002 and 2001: expected life of 5 years, no dividend yield percent, expected volatility of 102.36% and 106.99% in 2002 and 2001 and risk-free interest rate of 4.43% and 4.73% in 2002 and 2001, respectively.

Under the accounting provisions of FASB Statement 123, the Company’s net loss and net loss per share would have been as follows:

	2002	2001

Net loss applicable to common stock
As Reported	$(889,704)	$(698,110)
Pro forma	$(948,615)	$(1,198,954)
Earnings per common share
As Reported	$(.03)	$(.02)
Pro forma	$(.03)	$(.04)

DIAMONDHEAD CASINO CORPORATION
(Formerly Europa Cruises Corporation)
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Stockholders’ Equity (continued)

Accounting for Stock Options (continued)

A summary of the status of the Company’s fixed Plan and non-plan options as of December 31, 2002 and 2001, and changes during the years ended on those dates is presented below:

	December 31, 2002		December 31, 2001

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	4,098,500	$.64	4,135,000	$.72
Granted	106,000	.90	1,413,500	.51
Exercised	—	—	—	—
Expired	100,000	.84	1,450,000	.75

Outstanding at end of year	4,104,500	$.64	4,098,500	$.64

Options exercisable at year-end	4,104,500	—	4,098,500	—
Weighted-average fair value of options granted during the year	—	$.90	—	$.35

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

Weighted-
	Number	Average	Weighted	Number	Weighted-
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	At	Contractual	Exercise	At	Exercise
Prices	12/31/02	Life	Price	12/31/02	Price

$.50 - $1.00	4,104,500	2.54	$.64	4,104,500	$.64

DIAMONDHEAD CASINO CORPORATION
(Formerly Europa Cruises Corporation)
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Stockholders’ Equity (continued)

Accounting for Stock Options (continued)

In February 2003, the Company bought back 860,000 options which were outstanding at December 31, 2002 for $43,000.

Preferred Stock

On June 14, 1993, the Company issued to AustroInvest International Inc. 926,000 shares of $.01 par value Series S Voting, Non-Convertible Preferred Stock in exchange for proceeds of $1,000,080. Cumulative three percent per annum dividends are payable quarterly. These shares may be redeemed at the option of the Company at $1.08 per share plus 1.08 cents per share for each quarter that such shares are outstanding. The shares also have a $1.08 per share preference in involuntary liquidation of the Company. At December 31, 2002, outstanding Series S preferred stock totaled 926,000 shares. In addition, no cumulative dividends were in arrears at December 31, 2002.

On September 13, 1993, the Company issued to Serco International Limited (a wholly owned subsidiary of AustroInvest International Inc. and a stockholder of the Company) 900,000 shares of its $.01 par value Series S-NR Voting, Non-Convertible, Non-Redeemable, Preferred Stock, in exchange for proceeds of $999,000. Non-cumulative three percent per annum dividends are payable quarterly. Upon involuntary liquidation of the Company, the liquidation preference of each share is $1.11. At December 31, 2002, outstanding Series S-NR preferred stock totaled 900,000 shares.

In March 1994, the Company offered, pursuant to Regulation S, one million units at $5.50 per unit, each unit consisting of one share of the Company’s $.001 par value common stock and two shares of the Company’s Series S-PIK Junior, cumulative, convertible, non-redeemable, non-voting $.01 par value preferred stock. Each share of Series S-PIK preferred stock is convertible into one share of the Company’s voting common stock, at any time after February 15, 1995. During 2001, 10,000 of these shares were converted to 10,000 common shares. No shares were converted during 2002. The Series S-PIK preferred stock ranks junior to the Series S and Series S-NR preferred shares as to the distribution of assets upon liquidation, dissolution or winding up of the Company. Upon liquidation of the

DIAMONDHEAD CASINO CORPORATION
(Formerly Europa Cruises Corporation)
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Stockholders’ Equity (continued)

Preferred Stock (continued)

Company, the S-PIK preferred stock will have a liquidation preference of $2.00 per share. A cumulative quarterly dividend of $0.04 per share is payable on the Series S-PIK preferred stock. At December 31, 2002, outstanding Series S-PIK Junior preferred stock totaled 296,000 shares. Cumulative dividends in arrears at December 31, 2002 and 2001 amounted to $11,840 and were subsequently paid in common stock in the subsequent years.

During 2002, the Company paid $46,959 of the total preferred dividend of $106,960 with 70,477 shares of its common stock. During 2001, the Company paid $48,960 of the total preferred dividend of $106,538 with 133,280 shares of its common stock.

Other

In connection with a refinancing in 1996, the Company granted to First Union National Bank ten-year warrants to purchase an aggregate 200,000 shares of the Company’s common stock at $2 per share.

During 2001, the Company issued 2,500 shares of common stock in exchange for approximately $1,876 of services.

6.	Employee Stock Ownership

The Company’s employee stock ownership plan (ESOP) is intended to be a qualified retirement plan and an employee stock ownership plan. All employees having one year of service are eligible to participate in the ESOP. The ESOP was funded by two 8% promissory notes issued by the Company. The shares of common stock are pledged to the Company as security for the loans. The promissory notes are payable from the proceeds of annual contributions made by the Company to the ESOP. In January 2001, the plan and accompanying promissory notes were amended to conform to the Company’s current employment structure, by extending the note repayment terms through 2044.

DIAMONDHEAD CASINO CORPORATION
(Formerly Europa Cruises Corporation)
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Employee Stock Ownership (continued)

Shares are allocated to the participants’ accounts in relation to repayments of the loans from the Company. At December 31, 2002, 1,659,090 shares have been legally released, of which 79,545 were released in 2002. At December 31, 2002, 3,340,910 shares with a fair market value of $1,436,591 are unearned.

The Company recognized net compensation expense equal to the shares allocated multiplied by the fair value of each share less any dividends received by the ESOP on unallocated shares. Compensation expense related to the ESOP for 2002 and 2001 was $46,136 and $50,909, respectively. The unearned ESOP shares in stockholders’ equity represented deferred compensation expense to be recognized by the Company in future years as additional shares are allocated to participants.

7.	Income Taxes

At December 31, 2002, the Company had net operating loss carryforwards for income taxes of approximately $13 million, which expire during various periods through 2022. Changes in ownership in prior years of greater than fifty percent, which occurred as a result of the Company’s issuances of common and preferred stock, may result in an annual limitation of approximately $1,200,000 being imposed upon the future utilization of approximately $7.9 million of the net operating losses for tax purposes.

Realization of deferred income taxes as of December 31, 2002 is not considered likely. Therefore, a valuation allowance has been established for the entire amount of deferred tax assets relative to the net operating loss.

8.	Commitments and Contingencies

Leases

The Company leases certain port facilities and office space under lease agreements which expire through 2005. The leases generally contain renewal options and require that the Company pay for utilities, insurance, property taxes, rental expense and maintenance. The Company currently leases office space and dockage in Florida and in Diamondhead, Mississippi. Rental expense was approximately $12,977 and $20,443 in 2002 and 2001, respectively.

DIAMONDHEAD CASINO CORPORATION
(Formerly Europa Cruises Corporation)
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Commitments and Contingencies (continued)

Leases (continued)

During 2000 and 1999, the Company sold all cruise vessels and assigned and subleased the leases for dock space in Ft. Myers and Madeira Beach, Florida. The sublessees are required to pay the original lessor the rental obligations as described in the leases between the Company and the lessor. In the case of the Ft. Myers, Florida location, the sublessee is required to pay an additional $269,316 per year to the Company through November 2003.

In November 2002, the Company exercised a three year renewal option on the dock and facilities lease in Madeira Beach, Florida, which was subleased to Stardancer Casino, Inc. In December 2002, Stardancer Casino, Inc. defaulted on payment of the sublease and in January 2003 had its assets seized in a government action. The Company took possession of the leased premises and became directly liable for the lease payments. In December 2002, the Company paid $8,248 due on the lease at that time and remains liable for minimum monthly lease payments in the amount of $7,812 through October 2005. The Company is, however, in possession of security for the lease payments from Stardancer Casino, Inc. in the form of 537,600 shares of Diamondhead Casino Corporation common stock, pledged by the principal of Stardancer Casino, Inc. The Company is currently negotiating with various candidates for the purpose of subleasing the premises.

At December 31, 2002, the Company is liable, or contingently liable, if the sublessees fail to make payments. Minimum lease payments are as follows:

Year Ending December 31,	Amount

2003	$306,352
2004	93,749
2005	78,125

$478,226

DIAMONDHEAD CASINO CORPORATION
(Formerly Europa Cruises Corporation)
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Commitments and Contingencies (continued)

Management Agreement

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

Litigation

Sea Lane Bahamas Limited v. Europa Cruises Corporation

The Company leased a vessel, the M/V Europa Jet, through December 31, 1993, pursuant to a bareboat charter party agreement with Sea Lane Bahamas, an entity in which the Company previously owned a twenty percent interest. As a result of continued unprofitable operations of the Europa Jet during the first quarter of 1993, the Company negotiated a lease settlement whereby the lease was terminated as of December 31, 1993 in exchange for payment of outstanding lease charges of $888,000, which were fully paid as of December 31, 1995.

The Company’s liability for alleged damages arising out of the condition of the Europa Jet upon its redelivery to the lessor is in dispute. The lessor claims the liability for damages to the Europa Jet under the charter party agreement is in excess of $1 million. The Company and the lessor were unable to settle this dispute with respect to the condition of the Europa Jet upon redelivery, and the amount of the Company’s remaining obligation, if any, has not yet been determined. During 1995, the Europa Jet sank off the coast of Florida in a hurricane. The Company previously accrued approximately $400,000 in anticipated settlement of the matter. The Company believes that any additional liability with respect to this matter will be immaterial to its earnings.

DIAMONDHEAD CASINO CORPORATION
(Formerly Europa Cruises Corporation)
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Commitments and Contingencies (continued)

Litigation (continued)

Liberis

Charles S. Liberis, the founder of the Company and a former President, CEO and Chairman of the Board of Directors of the Company, has filed several civil actions seeking compensatory, punitive, treble damages and attorneys’ fees against the Company, its directors and officers, and others, one of which is still pending.

Friends of the Earth, Inc. and Gulf Islands Conservancy, Inc. v. United States Army Corps of Engineers

On March 27, 1998, Friends of the Earth, Inc. and Gulf Islands Conservancy, Inc. filed a Complaint for Declaratory and Injunctive Relief against the United States Army Corps of Engineers (the “Corps”), to declare the Corps’ approval of a Permit issued to Casino World, Inc., a subsidiary of the Company, without prior preparation of an environmental impact statement (“EIS”), to be in violation of the National Environmental Policy Act and applicable regulations. The lawsuit sought to enjoin the Corps from permitting the Company or its successors-in-interest and all other casino developers from proceeding with future development of any dockside gambling facilities or related infrastructure in certain areas, including the Company’s site, until the Corps prepared an EIS. The Company was not named as a party in the action, but was permitted to intervene as a party defendant in the action.

On August 10, 2000, the Court found that, in granting permits without the preparation of environmental impact statements, the Corps violated the National Environmental Policy Act and its implementing regulations and that its actions were arbitrary, capricious and not in accordance with law. The Court found that the Corps failed to adequately consider a number of the potential impacts of the projects and ordered the preparation of environmental impact statements. The Company originally filed a notice of appeal in the case, but withdrew the appeal.

This decision had a material adverse impact on the development of the Diamondhead, Mississippi project. In 2002, the Company retained a firm (EDAW, Inc.) to prepare an EIS for a fee of approximately $500,000. The Company does not know how long it

DIAMONDHEAD CASINO CORPORATION
(Formerly Europa Cruises Corporation)
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

will take to complete a final environmental impact statement. A draft preliminary EIS is expected in August 2003.

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

DIAMONDHEAD CASINO CORPORATION
(Formerly Europa Cruises Corporation)
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Commitments and Contingencies (continued)

Litigation (continued)

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

9.	Supplemental Cash Flow

Supplemental schedules are as follows:

Interest paid:

	2002	2001

Cash paid for interest	$93,000	$95,000

Non-cash transactions are as follows:

	2002	2001

Preferred stock dividends paid with shares of common stock	$46,959	$48,960

10.	Fair Value of Financial Instruments

FASB Statement No. 107 requires estimated fair value amounts to be determined by the Company’s management using available market information and other valuation methods.

The Company’s financial instruments consist principally of cash and cash equivalents and long-term debt. The carrying amounts of such financial instruments approximated fair value at December 31, 2002.