Form 10QSB
period 2003-03-31
DIAMONDHEAD CASINO CORP
filed 2003-05-13
CIK 844887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No: 0-17529

DIAMONDHEAD CASINO CORPORATION

(Formerly Europa Cruises Corporation)
(Exact name of registrant as specified in charter)

Delaware	59-2935476
(State of Incorporation)	(I.R.S. EIN)

150-153rd Avenue, Suite 202, Madeira Beach, Florida 33708
(Address of principal executive offices)

Registrant’s telephone number, including area code: 727/393-2885

     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of Shares Outstanding at May 7, 2003: 29,417,148.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and March 31, 2002	4
Condensed Consolidated Balance Sheet as of March 31, 2003	5
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and March 31, 2002	6
Notes to Condensed Consolidated Financial Statements	7-8
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND FINANCIAL RESULTS	8-10
PART II: OTHER INFORMATION
ITEM 1: Legal Proceedings	10
ITEM 4: Submission of Matters to a Vote of Security Holders	10
ITEM 5: Other Information	10
ITEM 6: Exhibits and Reports on Form 8-K	10

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form-10QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form-10KSB for the year ended December 31, 2002.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
(Formerly Europa Cruises Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31

	2003	2002

Revenues:
Dock Lease Income	67,329	67,329
Interest Earned on Invested Cash	3,689	11,160
Other	728	7,659

	71,746	86,148

Costs and Expenses:
General and Administrative	264,720	205,145
Depreciation and Amortization	3,761	4,721
Interest	23,074	23,807
Other	21,549	34,037

	313,104	267,710

Net Loss	(241,358)	(181,562)
Preferred Stock Dividends	(26,840)	(26,840)

Net Loss Applicable to Common Stock	$(268,198)	$(208,402)

Loss Per Share
Basic and Diluted	$(.009)	$(.007)

Weighted Average Number of Common Shares Outstanding	29,346,268	29,200,420

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
(Formerly Europa Cruises Corporation)
CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

ASSETS

March 31, 2003

Current Assets:
Cash and Cash Equivalents	$1,331,687
Accounts Receivable	31,681
Other Current Assets	104,700

Total Current Assets	1,468,068
Equipment and Fixtures, Less Accumulated Depreciation	88,527
Land Held for Development -Dockside Gaming	5,269,899
Long Term Receivables	157,795
Other	80

$6,984,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$182,275
Current Maturities of Long-Term Debt	36,989
Deferred Dock Lease Income	23,789

Total Current Liabilities	243,053
Long-Term Debt Less Current Maturities	1,004,416
Other Liabilities	400,000

Total Liabilities	1,647,469

Stockholders’ Equity:
Preferred Stock, $.01 par value; Shares Authorized: 5,000,000 Shares Outstanding: 2,122,000 Aggregate Liquidation Preference ($2,591,080)	21,220
Common Stock, $.001 par value; Shares Authorized: 50,000,000 Shares Issued: 33,988,171	33,988
Shares Outstanding: 29,417,148
Additional Paid-In-Capital:	26,487,044
Unearned ESOP Shares	(4,951,648)
Deficit	(16,063,548)
Treasury Stock, at Cost, 1,250,000 Shares	(190,156)

Total Stockholders’ Equity	5,336,900

$6,984,369

     See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
(Formerly Europa Cruises Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Operating Activities:
Net Loss	$(241,358)	$(181,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	3,761	4,721
Release of ESOP Shares	8,949	19,488
(Increase) Decrease in:
Accounts Receivable	(21,725)	2,626
Prepaid and Other	30,240	12,651
Increase (decrease) in:
Accounts Payable and Accrued Liabilities	16,741	(83,027)
Deferred Dock Lease Income	23,789	21,354

Cash used in Operating Activities:	(179,603)	(203,749)

Investing Activities
Land Development	(170,000)	(9,260)

Cash used in Investing Activities	(170,000)	(9,260)

Financing Activities:
Payment of Notes and Long-Term Debt	(8,353)	(7,620)
Preferred Stock Dividends	(3,160)	(14,600)

Cash used in financing activities:	(11,513)	(22,220)

Net decrease in cash and cash equivalents	(361,116)	(235,229)
Cash and cash equivalents, beginning of period	1,692,803	2,713,217

Cash and cash equivalents, end of period	$1,331,687	$2,477,988

     See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
(Formerly Europa Cruises Corporation)

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

Common Shares outstanding includes:
Issued Shares	33,988,171
Less: Treasury Shares	(1,250,000)
Unallocated, uncommitted ESOP Shares	(3,321,023)

Outstanding Shares	29,417,148

Note 2. Legal Proceedings

No new contingencies have arisen during the three months ended March 31, 2003 that were not reported in the Company’s Annual Report on Form-10KSB for the year ended December 31, 2002, and no material changes have occurred with respect to contingencies which were reported therein.

Note 3. Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

Note 4. Other Costs and Expenses

Other costs and expenses consisted of the following:

	2003	2002

For the three months ended March 31:
ESOP Provision	$8,949	$19,488
Real Estate and Tangible Taxes	12,600	14,549

	$21,549	$34,037

Note 5. Subsequent Event

Lease Renewal

The Company, through one of its wholly owned subsidiaries, continues to lease dock space in Madeira Beach, Florida from Hubbard Enterprises, Inc. On October 9, 2002, the Company exercised its option to renew its lease with Hubbard Enterprises, Inc. for an additional three year term commencing November 1, 2002 and ending October 31, 2005. The renewed lease calls for minimum payments totaling approximately $281,000 over the three year term of the lease.

The Company had subleased the dock space to Stardancer Casino, Inc., which was responsible for making these payments. The Company obtained security for the lease payments from the principle of Stardancer Casino, Inc. The security consists of approximately 530,000 shares of common stock of Diamondhead Casino Corporation, which the Company is holding in escrow.

In December 2002, Stardancer Casino, Inc. defaulted on its obligation to make payment on the sublease and in January 2003, had its assets seized in a government action. The Company took possession of the leased premises and made the lease payments which have amounted to approximately $47,300 through May 7, 2003.

On April 30, 2003, the Company entered into a new sublease for the premises with VTM Management, Inc. The terms of this sublease call for VTM to make all future payments due to Hubbard as described in the original lease between the Company and Hubbard, and, in addition, pay additional rent to the Company in the approximate amount of $13,000 per month.

Item 2. Management’s Discussion and Analysis of Financial Condition and Financial Results

Financial Results for the Three Months Ended March 31, 2003

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

Revenues

The Company earned total revenues of $71,746 for the three months ended March 31, 2003 as compared to total revenues of $86,148 for the same quarter in 2002. The decrease in revenues of $14,402 is attributable to a decrease in interest earned on invested cash, which decreased from $11,160 to $3,689 due to the Company’s continued use of cash on hand and lower rates of return. In addition, in 2002, the Company benefited from a refund of $7,500 of past payroll taxes generated by the filing of amended returns applicable to the 1998 tax year.

Costs and Expenses

Costs and expenses incurred for the three months ended March 31, 2003 amounted to $313,104 of which $264,720 were administrative in nature. Total expenses included non-cash ESOP charges of $8,949. For the same period in 2002, costs and expenses incurred totaled $267,710, of which $205,145 were administrative in nature. Total expenses in 2002 included non-cash ESOP charges of $19,488. The increase in administrative expenses of $59,575 over the prior year is attributed to $43,000 used to buy back 860,000 options to buy common stock issued to former Directors and a former key employee of the Company and compensation in the amount of $20,000 paid to a current Director in the form of 50,000 shares of common stock.

Liquidity and Capital Resources

In the first three months of 2003, the Company was able to meet its ongoing costs and expenses through cash on hand. During the period, the Company’s cash on hand decreased $361,116, of which $179,603 was used to meet ongoing costs and expenses, and $170,000 was used to pay for services performed in conjunction with the Company’s environmental impact statement. The Company expects to continue to use cash to subsidize on-going costs and expenses and will expend an additional $310,000 after the first quarter of 2003 in conjunction with the preparation of an environmental impact statement.

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

Critical Accounting Policy

The Company currently carries the value of the Diamondhead, Mississippi property on its balance sheet at cost, in the amount of $5,269,899 and has examined that valuation for impairment. In the opinion of management, the carrying value is not in excess of the ultimate recovery value of the property. However, there can be no assurances that the necessary regulatory approvals can be obtained or that financing will be available to develop the property. At March 31, 2003, the Company does not have the financial resources to develop its proposed Mississippi dockside gaming facility. There can be no assurances that the property will be successfully developed.

Capital Expenditure Requirements

In 2002, the Company retained EDAW, Inc., to draft an Environmental Impact Statement (EIS) for its Diamondhead, Mississippi property, at a base contract price of $500,000, of which $85,000 was incurred during the quarter ended March 31, 2003 and of which $260,000 has been paid through May 1, 2003.

On October 23, 2001, Mississippi Gaming Corporation, a wholly-owned subsidiary of the Company, entered into a three year Option Agreement to purchase property adjacent to the Company’s Diamondhead, Mississippi site, which was the subject of a prior easement. The terms of the Option Agreement called for the Company to pay $10,000 upon the signing of the agreement and, beginning on January 2, 2003, to make quarterly payments of $2,500 through October 1, 2004. In addition, the Company obtained the right to purchase the property at a price now ranging from $385,000 to $420,000, depending upon the time of exercise.

Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of March 31, 2003 (the evaluation date).

There have not been any significant changes in the internal controls of the Company or other factors that could significantly affect internal controls relating to the Company since the evaluation date.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See note 2 to the condensed consolidated financial statements.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

Options

In March 2003, the Company purchased 860,000 options issued to former Directors and a former key employee, for a total of $43,000. On March 24, 2003, 50,000 options to purchase common stock issued to Gregory Harrison, a Director and Vice-President of the Company, expired. On March 11, 2003, the Board of Directors issued 50,000 shares of common stock to Mr. Harrison. On April 3, 2003, 750,000 options to purchase common stock issued to Deborah A. Vitale expired. On March 11, 2003, the Company awarded 750,000 options to purchase common stock to Deborah A. Vitale at an exercise price of $ .30 per share.

Item 6. Exhibits and Reports on Form 8-K

None.

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

DIAMONDHEAD CASINO CORPORATION (Formerly Europa Cruises Corporation)

DATE: May 13, 2003	By:	/s/ DEBORAH A. VITALE Deborah A. Vitale President

	By:	/s/ ROBERT ZIMMERMAN Robert Zimmerman Chief Financial Officer

CERTIFICATIONS

I, Deborah A. Vitale, certify that:

1.     I have reviewed this quarterly report on Form-10QSB of Diamondhead Casino Corporation (formerly Europa Cruises Corporation);

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

Date: May 13, 2003

/s/ Deborah A. Vitale Deborah A. Vitale Chief Executive Officer

CERTIFICATIONS

I, Robert L. Zimmerman, certify that:

1.     I have reviewed this quarterly report on Form-10QSB of Diamondhead Casino Corporation (formerly Europa Cruises Corporation);

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

p

Date: May 13, 2003

/s/ Robert L. Zimmerman Robert L. Zimmerman Chief Financial Officer