Form 10QSB
period 2003-06-30
DIAMONDHEAD CASINO CORP
filed 2003-08-13
CIK 844887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No: 0-17529

DIAMONDHEAD CASINO CORPORATION
(Formerly Europa Cruises Corporation)
(Exact name of registrant as specified in charter)

Delaware (State of Incorporation)	59-2935476 (I.R.S. EIN)

150-153rd Avenue, Suite 202, Madeira Beach, Florida 33708
(Address of principal executive offices)

Registrant’s telephone number, including area code: 727/393-2885

     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

     Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of Shares Outstanding at August 7, 2003: 29,455,826.

PART I:	FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2003 and June 30, 2002	4

	Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2003 and June 30, 2002	5

	Condensed Consolidated Balance Sheet as of June 30, 2003	6

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and June 30, 2002	7

	Notes to Condensed Consolidated Financial Statements	8-10

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND FINANCIAL RESULTS	10-12

PART II:	OTHER INFORMATION

ITEM 1:	Legal Proceedings	12

ITEM 4:	Submission of Matters to a Vote of Security Holders	12

ITEM 5:	Other Information	12-13

ITEM 6:	Exhibits and Reports on Form 8-K	13

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

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
(Formerly Europa Cruises Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30

	2003	2002

Revenues:
Dock Lease Income	85,562	67,329
Interest Earned on Invested Cash	3,508	9,822
Other	651	249

	89,721	77,400

Costs and Expenses:
General and Administrative	197,189	238,521
Depreciation and Amortization	3,761	3,747
Interest	22,393	23,124
Other	23,947	87,348

	247,290	352,740

Net Loss	(157,569)	(275,340)
Preferred Stock Dividends	(26,840)	(26,840)

Net Loss Applicable to Common Stock	$(184,409)	$(302,180)

Loss Per Share
Basic and Diluted	$(.006)	$(.010)

Weighted Average Number of Common Shares Outstanding	29,423,776	29,234,858

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
(Formerly Europa Cruises Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	June 30

	2003	2002

Revenues:
Dock Lease Income	152,891	134,658
Interest Earned on Invested Cash	7,197	20,982
Other	1,379	7,908

	161,467	163,548

Costs and Expenses:
General and Administrative	418,911	443,666
Depreciation and Amortization	7,520	8,468
Interest	45,467	46,931
Other	88,496	121,385

	560,394	620,450

Net Loss	(398,927)	(456,902)
Preferred Stock Dividends	(53,680)	(53,680)

Net Loss Applicable to Common Stock	$(452,607)	$(510,582)

Loss Per Share
Basic and Diluted	$(.015)	$(.017)

Weighted Average Number of Common Shares Outstanding	29,385,023	29,217,639

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
(Formerly Europa Cruises Corporation)

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

ASSETS

June 30, 2003

Current Assets:
Cash and Cash Equivalents	$1,122,235
Accounts Receivable	6,306
Other Current Assets	68,726

Total Current Assets	1,197,267

Equipment and Fixtures, Less Accumulated Depreciation	89,243
Land Held for Development -Dockside Gaming	5,349,899
Long Term Receivables	157,795
Other	80

$6,794,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$134,657
Current Maturities of Long-Term Debt	37,792
Deferred Dock Lease Income	51,790

Total Current Liabilities	224,239
Long-Term Debt Less Current Maturities	994,578
Other Liabilities	400,000

Total Liabilities	1,618,817

Stockholders’ Equity:
Preferred Stock, $.01 par value;
Shares Authorized: 5,000,000
Shares Outstanding: 2,122,000
Aggregate Liquidation Preference ($2,591,080)	21,220

Common Stock, $.001 par value;
Shares Authorized: 50,000,000
Shares Issued: 34,006,963	34,007
Shares Outstanding: 29,455,826
Additional Paid-In-Capital:	26,480,351
Unearned ESOP Shares	(4,921,998)
Deficit	(16,247,957)
Treasury Stock, at Cost, 1,250,000 Shares	(190,156)

Total Stockholders’ Equity	5,175,467

$6,794,284

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
(Formerly Europa Cruises Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Operating Activities:
Net Loss	$(398,927)	$(456,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	7,520	8,468
Release of ESOP Shares	20,085	28,636
Decrease in:
Accounts Receivable	3,650	3,730
Other Current Assets	66,214	23,936
Increase (decrease) in:
Accounts Payable and Accrued Liabilities	(30,877)	(23,490)
Deferred Dock Lease Income	51,790	23,790

Cash used in Operating Activities:	(280,545)	(391,832)

Investing Activities
Purchase of Equipment	(1,975)
Land Development	(252,500)	(16,255)

Cash used in
Investing Activities	(254,475)	(16,255)

Financing Activities:
Payment of Notes and Long-Term Debt	(17,388)	(15,923)
Preferred Stock Dividends	(18,160)	(30,400)

Cash used in financing activities:	(35,548)	(46,323)

Net decrease in cash and cash equivalents	(570,568)	(454,410)

Cash and cash equivalents, beginning of period	1,692,803	2,713,217

Cash and cash equivalents, end of period	$1,122,235	$2,258,807

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

Common Shares outstanding includes:
Issued Shares	34,006,963
Less: Treasury Shares	(1,250,000)
Unallocated, uncommitted ESOP Shares	(3,301,137)

Outstanding Shares	29,455,826

Note 2. Legal Proceedings

No new contingencies have arisen during the six months ended June 30, 2003 that were not reported in the Company’s Annual Report on Form-10KSB for the year ended December 31, 2002, and no material changes have occurred with respect to contingencies which were reported therein except as follows:

On or about July 10, 2003, Hubbard Enterprises, Inc., which leases dock and related space in Madeira Beach, Florida to Europasky Corporation, a wholly-owned subsidiary of the Company (See Note 6), filed a Complaint against Europasky Corporation in the Circuit Court for the Sixth Judicial Circuit in and for Pinellas County, Florida (Case No. 03-4917-CI-11). Hubbard seeks a declaration from the Court that Europasky Corporation breached its lease with Hubbard and is in default and further, that Europasky Corporation does not have an option to extend its lease with Hubbard for an additional three year period from November 1, 2005 to October 31, 2008. On August 4, 2003, Europasky Corporation filed a motion to dismiss the Complaint. In the event Hubbard were successful, Europasky Corporation could lose its right to collect rental under it’s sublease with VTM Management, Inc. and would be unable to extend the lease for an additional three year period beginning November 1, 2005 to October 2008.

Note 3. New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Company has no transactions with any variable interest entities.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the Consolidated Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated SFAS No. 150 and determined that it does not have an impact on the Company’s financial reporting and disclosures.

Note 4. Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

Note 5. Other Costs and Expenses

Other costs and expenses consisted of the following:

	2003	2002

For the three months ended June 30:
ESOP Provision	$11,136	$9,148
Real Estate and Tangible Taxes	12,811	13,200
Reimbursement of Consent Solicitation Expenses of Frank E. Williams, Jr.	—	31,500
Corporate Expenses Incurred in Connection with Two Consent Solicitations	—	33,500

	$23,947	$87,348

For the six months ended June 30:
ESOP Provision	$20,085	$28,636
Real Estate and Tangible Taxes	25,411	27,749
Reimbursement of Consent Solicitation Expenses of Frank E. Williams, Jr.	—	31,500
Corporate Expenses Incurred in Connection with Two Consent Solicitations	—	33,500
Buy Back of Stock Options Issued to Former Directors and Employee	43,000	—

’
	$88,496	$121,385

Note 6. Sublease

The Company, through one of its wholly owned subsidiaries, continues to lease dock space and related premises in Madeira Beach, Florida from Hubbard Enterprises, Inc. On October 9, 2002, the Company exercised its option to renew its lease with Hubbard Enterprises, Inc. for an additional three year term commencing November 1, 2002 and ending October 31, 2005. The renewed lease calls for minimum payments totaling approximately $281,000 over the three year term of the lease.

The Company previously subleased the dock space and premises to Stardancer Casino, Inc., (“Stardancer”) which was responsible for making the lease payments. Prior to renewing its sublease with Stardancer, the Company obtained security for the lease payments from a principle of Stardancer who pledged 532,600 shares of common stock of Diamondhead Casino Corporation as security for performance of the sublease. The 532,600 shares of common stock were placed in escrow to be sold, if necessary, in the event of any default on the part of Stardancer. In December 2002, Stardancer defaulted on its obligation to make lease payments under the sublease. The Company took possession of the leased premises and made the lease payments, which totaled approximately $47,300. In May 2003, the Company exercised its right to sell 100,000 shares of the escrowed stock to recover lease payments made as a result of Stardancer’s default. On May 13, 2003, the Board of Directors approved the transfer of 100,000 shares of stock held as security to Arnold Sussman, an outside Director of the Company, at the closing price on May 14, 2003, which amounted to $41,000.

On April 30, 2003, the Company entered into a new sublease for the premises with VTM Management, Inc. The terms of this sublease call for VTM to make all future payments due to Hubbard as described in the underlying lease between the Company and Hubbard, and, in addition, to pay additional rent to the Company in the approximate amount of $13,000 per month.

Item 2. Management’s Discussion and Analysis of Financial Condition and Financial Results

Financial Results for the Three Months Ended June 30, 2003

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

Revenues

The Company earned total revenues of $89,721 for the three months ended June 30, 2003 as compared to total revenues of $77,400 for the same quarter in 2002. The increase in revenues of $12,321 is attributable to dock lease income derived from the sublease with VTM Management, Inc., offset somewhat by a decrease in interest earned on invested cash, due to the Company’s continued use of cash on hand.

Costs and Expenses

Costs and expenses incurred for the three months ended June 30, 2003 totaled $247,290, of which $197,189 were administrative in nature. Total expenses in 2003 included non-cash ESOP charges of $11,136. For the same period in 2002, costs and expenses incurred totaled $352,740, of which $238,521 were administrative in nature. Total expenses in 2002 included non-cash ESOP charges of $9,148. The decrease in costs and expenses in the amount of $100,450 reflects the fact that during the same period in 2002, the Company incurred costs for a marketing study and architectural services in connection with the Diamondhead, Mississippi property and incurred expenses in connection with two consent solicitations.

Financial Results for the Six Months Ended June 30, 2003

Revenues

The Company earned total revenues of $161,467 for the six months ended June 30, 2003 as compared to total revenues of $163,548 for the same period in 2002. The decrease in revenues of $2,081 is attributable to a decrease in earnings on invested cash in the amount of $13,785, coupled with the prior year receipt of a miscellaneous refund of taxes in the amount of $7,569, which offset $18,233 of dock lease income derived from a sublease with VTM Management, Inc.

Costs and Expenses

Costs and expenses incurred for the six months ended June 30, 2003 amounted to $560,394 of which $418,911 were administrative in nature. Total expenses included non-cash ESOP charges of $20,085. For the same period in 2002, costs and expenses incurred totaled $620,450, of which $443,666 were administrative in nature. Total expenses in 2002 included non-cash ESOP charges of $28,636. The decrease in costs and expenses in the amount of $60,056, reflects the fact that during the same period in 2002, the Company incurred costs for a marketing study and architectural services in connection with the Diamondhead, Mississippi property and incurred expenses in connection with two consent solicitations, which were offset by a current year charge of $43,000 for the purchase of 860,000 options to buy common stock issued to former Directors and a former key employee of the Company.

Liquidity and Capital Resources

In the first six months of 2003, the Company was able to meet its ongoing costs and expenses through the use of cash on hand. During the period, the Company’s cash on hand decreased $570,568, of which $280,545 was used to meet ongoing costs and expenses and $250,000 was used to pay for services performed in connection with the Company’s environmental impact statement. The Company expects to continue to use cash to subsidize on-going costs and expenses and will expend an additional $240,000 in future quarters of 2003 in connection with the preparation of an environmental impact statement.

The Company remains liable to the Florida Department of Revenue pursuant to a settlement agreement relating to the audit period February 1, 1989 through June 30, 1994. The terms of that settlement agreement call for the Company to make monthly payments in the amount of $10,475 through May 2005, with a final balloon payment in the amount of $964,093 due thereafter.

The Company expects that ongoing cash requirements associated with administration, debt service and expenses associated with the Mississippi project, will exceed cash revenues generated in future quarters. However, in the opinion of management, the Company will be able to support its ongoing cash requirements through the use of current revenues, in addition to cash reserves currently on hand, for the foreseeable future.

Critical Accounting Policy

The Company currently carries the value of the Diamondhead, Mississippi property on its balance sheet at cost, in the amount of $5,269,899 and has examined that valuation for impairment. In the opinion of management, the carrying value is not in excess of the ultimate recovery value of the property. However, there can be no assurances that the necessary regulatory approvals can be obtained or that financing will be available to develop the property. At June 30, 2003, the Company does not have the financial resources to develop its proposed Mississippi dockside gaming facility. There can be no assurances that the property will be successfully developed.

Capital Expenditure Requirements

In 2002, the Company retained EDAW, Inc., to draft an Environmental Impact Statement (EIS) for its Diamondhead, Mississippi property, at a base contract price of $500,000, of which $260,000 has been incurred through June 30, 2003.

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

Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10QSB for the period ended June 30, 2003, as filed with the Securities and Exchange Commission, and have judged such controls and procedures to be effective as of June 30, 2003 (the evaluation date).

There have not been any significant changes in the internal controls of the Company or other factors that could significantly affect internal controls relating to the Company since the evaluation date.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See note 2 to the condensed consolidated financial statements.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

Options

In March 2003, the Company purchased 860,000 options issued to former Directors and a former key employee of the Company for a total of $43,000. On March 24, 2003, 50,000 options to purchase common stock previously issued to Gregory Harrison, a Director and Vice-President of the Company, expired. On March 11, 2003, the Board of Directors issued 50,000 shares of common stock to Mr. Harrison. On April 3, 2003, 750,000 options to purchase common stock previously issued to Deborah A. Vitale, the President, Chairman, CEO and Treasurer of the Company, expired. On March 11, 2003, the Company awarded 750,000 options to purchase common stock to Deborah A. Vitale at an exercise price of $ .30 per share.

On July 23, 2003, the Company awarded 75,000 options to purchase common stock to each of the six members of the Board of Directors at an exercise price of $.75 per share.

Contract with CB Richard Ellis, Inc.

On August 1, 2003, Casino World, Inc., a wholly owned subsidiary of the Company, entered into an agreement with CB Richard Ellis, Inc. Under the terms of the agreement, CB Richard Ellis, Inc. will serve as exclusive agent to secure debt and equity financing for the Company’s Diamondhead, Mississippi project. The agreement, subject to certain exclusions, is contingent on performance and does not require the Company to advance or pay costs or expenses.

Item 6. Exhibits and Reports on Form 8-K

On August 4, 2003, the Company filed a Form 8K with the Securities and Exchange Commission to notify the Commission that it’s wholly owned subsidiary, Casino World, Inc., had entered into an agreement with CB Richard Ellis, Inc., to serve as Casino World, Inc.’s exclusive agent to secure debt and equity financing for the Company’s Diamondhead, Mississippi casino resort project.

Exhibits 31.1 and 31.2

Attached to this report is the certification of both the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Rule 13A – 14 of the Securities and Exchange Commission Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibits 32.1 and 32.2

Attached to this report is the certification of both the Chief Executive Officer and the Chief Financial Officer of the Company as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1

Attached to this report is the letter agreement for services to be provided between CB Richard Ellis, Inc. and Casino World, Inc.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DIAMONDHEAD CASINO CORPORATION
(Formerly Europa Cruises Corporation)

DATE: August 13, 2003	/s/	Deborah A. Vitale

	By:	Deborah A. Vitale
President

	/s/	Robert L. Zimmerman

	By:	Robert L. Zimmerman
Chief Financial Officer