Form 10QSB
period 2003-09-30
DIAMONDHEAD CASINO CORP
filed 2003-11-13
CIK 844887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

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

     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of Shares Outstanding at November 4, 2003: 29,538,308.

PART I:	FINANCIAL INFORMATION
ITEM 1:	Financial Statements
	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2003 and September 30, 2002	4
	Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2003 and September 30, 2002	5
	Condensed Consolidated Balance Sheet as of September 30, 2003	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and September 30, 2002	7
	Notes to Condensed Consolidated Financial Statements	8-10
ITEM 2:	Managements Discussion and Analysis of Financial Condition And Financial Results	10-12
ITEM 3:	Controls And Procedures	12-13
PART II:	OTHER INFORMATION
ITEM 1:	Legal Proceedings	13
ITEM 4:	Submission of Matters to a Vote of Security Holders	13
ITEM 5:	Other Information	13
ITEM 6:	Exhibits and Reports on Form 8-K	13-14

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

     The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of Management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. The Company has presented the financial statements contained in this report as if the Company were to be able to continue as a going concern. However, as described in Note 1 to the financial statements, certain conditions indicate that the Company may not be able to continue as a going concern.

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

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30

	2003	2002

Revenues:
Dock Lease Income	106,581	67,329
Interest Earned on Invested Cash	2,664	8,237
Other	217	1,140

	109,462	76,706

Costs and Expenses:
General and Administrative	204,662	191,300
Depreciation and Amortization	3,955	3,969
Interest	22,197	23,132
Other	30,100	22,249

	260,914	240,650

Net Loss	(151,452)	(163,944)
Preferred Stock Dividends	(26,840)	(26,440)

Net Loss Applicable to Common Stock	$(178,292)	$(190,384)

Loss Per Share
Basic and Diluted	$(.006)	$(.007)

Weighted Average Number of Common Shares Outstanding	29,462,454	29,267,352

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	September 30

	2003	2002

Revenues:
Dock Lease Income	259,463	201,987
Interest Earned on Invested Cash	9,867	29,219
Other	1,599	9,048

	270,929	240,254

Costs and Expenses:
General and Administrative	623,573	634,966
Depreciation and Amortization	11,475	12,437
Interest	67,664	70,063
Other	118,596	143,634

	821,308	861,100

Net Loss	(550,379)	(620,846)
Preferred Stock Dividends	(80,520)	(80,120)

Net Loss Applicable to Common Stock	$(630,899)	$(700,966)

Loss Per Share
Basic and Diluted	$(.021)	$(.024)

Weighted Average Number of Common Shares Outstanding	29,410,833	29,234,210

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30, 2003

ASSETS
Current Assets:
Cash and Cash Equivalents	$1,045,627
Accounts Receivable	6,311
Other Current Assets	36,315

Total Current Assets	1,088,253
Equipment and Fixtures, Less Accumulated Depreciation	90,027
Land Held for Development-Dockside Gaming	5,419,899
Long Term Receivables	157,795
Other	80

$6,756,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$266,450
Current Maturities of Long-Term Debt	38,613
Deferred Dock Lease Income	51,790

Total Current Liabilities	356,853
Long-Term Debt Less Current Maturities	984,526
Other Liabilities	400,000

Total Liabilities	1,741,379

Stockholders’ Equity:
Preferred Stock, $.01 par value;
Shares Authorized: 5,000,000
Shares Outstanding: 2,122,000
Aggregate Liquidation Preference ($2,591,080)	21,220
Common Stock, $.001 par value;
Shares Authorized: 50,000,000
Shares Issued: 34,006,963	34,007
Shares Outstanding: 29,475,712
Additional Paid-In-Capital:	26,468,201
Unearned ESOP Shares	(4,892,348)
Deficit	(16,426,249)
Treasury Stock, at Cost, 1,250,000 Shares	(190,156)

Total Stockholders’ Equity	5,014,675

$6,756,054

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Operating Activities:
Net Loss	$(550,379)	$(620,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	11,475	12,437
Release of ESOP Shares	37,585	37,585
Decrease in:
Accounts Receivable	3,645	4,021
Other Current Assets	98,625	38,643
Increase (decrease) in:
Accounts Payable and Accrued Liabilities	30,916	(73,158)
Deferred Dock Lease Income	51,790	23,790

Cash used in Operating Activities:	(316,343)	(577,528)

Investing Activities
Purchase of Equipment	(4,214)	(5,170)
Land Development	(255,000)	(16,255)

Cash used in
Investing Activities	(259,214)	(21,425)

Financing Activities:
Payment of Notes and Long-Term Debt	(26,619)	(24,406)
Preferred Stock Dividends	(45,000)	(45,000)

Cash used in financing activities:	(71,619)	(69,406)

Net decrease in cash and cash equivalents	(647,176)	(668,359)
Cash and cash equivalents, beginning of period	1,692,803	2,713,217

Cash and cash equivalents, end of period	$1,045,627	$2,044,858

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Going Concern

The Company has presented the accompanying financial statements assuming that it will continue as a going concern. Certain conditions indicate that the Company may not be able to continue as a going concern. As reflected in the accompanying financial statements, the Company incurred a loss applicable to common stock of $178,292, which included operating expenses which totaled $260,914 and revenues of $109,462 for the quarter being reported. As stated in Note 6 below, future revenues will decrease by approximately $22,400 per month as a result of the expiration of payments due pursuant to an assignment agreement relating to the Ft. Myers dock lease.

Management of the Company has analyzed future uses of cash in excess of incoming revenues for the period extending 12 months beyond the date of issuance of this report and determined that the Company will exhaust all available cash within that period. The analysis assumed that $265,000 would be required to complete an environmental impact statement relating to the Company’s Diamondhead, Mississippi property, that approximately $147,000 would be required to make payments due to the Florida Department of Revenue pursuant to the terms of a settlement agreement relating to the audit period February 1, 1989 through June 30, 1994, and that the Company would incur additional ongoing costs and expenses.

The Company is currently considering various methods under which it could raise sufficient funds for future use. These include, but are not limited to, bridge financing, sale of equity or debt securities, mortgage of property, and/or sale of assets. In addition, on August 1, 2003, Casino World, Inc., a wholly owned subsidiary of the Company, entered into an agreement with CB Richard Ellis, Inc. to serve as the exclusive agent to secure debt and equity financing for the Company's Mississippi property. In determining a course of action, the Company has also factored in the balloon payment in the approximate amount of $964,000 due to the Florida Department of Revenue after May 2005 under the settlement agreement referred to above.

In the event that the Company is unsuccessful in raising sufficient cash or finding alternative means to meet its future obligations, it could have a significant adverse impact on the Company’s ability to ultimately develop the Diamondhead, Mississippi property. Due to the uncertainty of the outcome, the accompanying financial statements do not reflect any adjustments which may occur as a result of the above-discussed conditions.

Note 2. Earnings (Loss) per Share

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

Common Shares outstanding includes:
Issued Shares	34,006,963
Less: Treasury Shares	(1,250,000)

Unallocated, uncommitted ESOP Shares	(3,281,251)

Outstanding Shares	29,475,712

Note 3. Legal Proceedings

No new contingencies have arisen during the nine months ended September 30, 2003 that were not reported in the Company’s Annual Report on Form-10KSB for the year ended December 31, 2002, and no material changes have occurred with respect to contingencies which were reported therein except as follows:

On or about July 10, 2003, Hubbard Enterprises, Inc., which leases dock and related space in Madeira Beach, Florida to Europasky Corporation, a wholly-owned subsidiary of the Company (see Note 6), filed a Complaint against Europasky Corporation in the Circuit Court for the Sixth Judicial Circuit in and for Pinellas County, Florida (Case No. 03-4917-CI-11). Hubbard seeks a declaration from the Court that Europasky Corporation breached its lease with Hubbard and is in default and further, that Europasky Corporation does not have an option to extend its lease with Hubbard for an additional three year period from November 1, 2005 to October 31, 2008. In the event Hubbard were successful, Europasky Corporation could lose its right to collect rental under it’s current sublease with VTM Management, Inc. which extends to October 31, 2005, and would be unable to extend its lease with Hubbard Enterprises, Inc. for an additional three year period beginning November 1, 2005 and ending October 31, 2008.

Note 4. Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

Note 5. Other Costs and Expenses

Other costs and expenses consisted of the following:

	2003	2002

For the three months ended September 30:
ESOP Provision	$17,500	$8,949
Real Estate and Tangible Taxes	12,600	13,300

	$30,100	$22,249

For the nine months ended September 30:
ESOP Provision	$37,585	$37,585
Real Estate and Tangible Taxes	38,011	41,049
Reimbursement of Consent Solicitation Expenses of Frank E. Williams, Jr.	—	31,500
Corporate Expenses Incurred in Connection with Two Consent Solicitations	—	33,500
Buy Back of Stock Options Issued to Former Directors and Employee	43,000	—

	$118,596	$143,634

Note 6. Subleases

The Company, through one of its wholly owned subsidiaries, continues to lease dock space and related premises in Madeira Beach, Florida from Hubbard Enterprises, Inc. On October 9, 2002, the Company exercised its option to renew its lease with Hubbard Enterprises, Inc. for an additional three year term commencing November 1, 2002 and ending October 31, 2005. The renewed lease calls for minimum payments totaling approximately $281,000 over the three year term of the lease (see Note 3).

On April 30, 2003, the Company entered into a new sublease for the premises with VTM Management, Inc. The terms of this sublease call for VTM to make all future payments due to Hubbard as described in the underlying lease between the Company and Hubbard, and, in addition, to pay additional rent to the Company in the approximate amount of $13,000 per month.

The Company, through one of its wholly owned subsidiaries, had leased dock space in Ft. Myers Beach, Florida under a Lease Agreement dated September 20, 1994, having a commencement date of December 1, 1995. Effective June 1, 2000, the Company assigned this lease to Big M Casino, Inc. The assignment called for Big M Casino, Inc. to make all payments due the lessor under the original lease and, in addition, to pay additional rent to the Company in the approximate amount of $22,400 per month. The terms of this arrangement will expire on November 30, 2003, and the Company will no longer derive revenue from this source.

Note 7. New Accounting Pronouncement

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

Financial Results for the Three Months Ended September 30, 2003

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

Revenues

The Company earned total revenues of $109,462 for the three months ended September 30, 2003 as compared to total revenues of $76,706 for the same quarter in 2002. The increase in revenues of $32,756 is attributable to dock lease income derived from a sublease with VTM Management, Inc., offset somewhat by a decrease in interest earned on invested cash, due to the Company’s continued use of cash on hand.

Costs and Expenses

Costs and expenses incurred for the three months ended September 30, 2003 totaled $260,914, of which $204,662 were administrative in nature. Total expenses in 2003 included non-cash ESOP charges of $17,500. For the same period in 2002, costs and expenses incurred totaled $240,650, of which $191,300 were administrative in nature. Total expenses in 2002 included non-cash ESOP charges of $8,949. The increase in administrative expenses is primarily due to the expenditure of $8,000 for a recent appraisal of the Diamondhead, Mississippi property.

Financial Results for the Nine Months Ended September 30, 2003

Revenues

The Company earned total revenues of $270,929 for the nine months ended September 30, 2003 as compared to total revenues of $240,254 for the same period in 2002. The increase in revenues of $30,675 is attributable to dock lease income derived from a sublease with VTM Management, Inc., offset somewhat by a decrease in interest earned on invested cash, due to the Company’s continued use of cash on hand.

Costs and Expenses

Costs and expenses incurred for the nine months ended September 30, 2003 amounted to $821,308 of which $623,573 were administrative in nature. For the same period in 2002, costs and expenses incurred totaled $861,100, of which $634,966 were administrative in nature. The decrease in costs and expenses in the amount of $39,792, reflects the fact that during the same period in 2002, the Company incurred costs for a marketing study and architectural services in connection with the Diamondhead, Mississippi property and incurred expenses in connection with two consent solicitations, which were offset by a current year charge of $43,000 for the purchase of 860,000 options to buy common stock issued to former Directors and a former key employee of the Company.

Liquidity and Capital Resources

In the first nine months of 2003, the Company was able to meet its ongoing costs and expenses through the use of cash on hand. During the period, the Company’s cash on hand decreased $647,176, of which $316,343 was used to meet ongoing costs and expenses and $250,000 was used to pay for services performed in connection with the Company’s environmental impact statement. The Company expects to continue to use cash to subsidize on-going costs and expenses and is expected to expend an additional $265,000 in future quarters of 2003 in connection with the preparation of an environmental impact statement.

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

The Company expects that ongoing cash requirements associated with administration, debt service and expenses associated with the Mississippi project, will exceed cash revenues generated in future quarters. As stated in Part 1, Note 1 of this report, certain conditions indicate that the Company may not continue as a going concern. Absent a new source of cash inflow, the Company expects that it will exhaust all currently available cash within 12 months of the date of this report. If the Company is unsuccessful in efforts to find new sources of capital, it may have a significant adverse effect on its ability to ultimately develop the Diamondhead, Mississippi property.

Capital Expenditure Requirements

In 2002, the Company retained EDAW, Inc., to draft an Environmental Impact Statement (EIS) for its Diamondhead, Mississippi property, at a base contract price of $500,000, of which $330,000 has been incurred through September 30, 2003.

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

Critical Accounting Policy

The Company currently carries the value of the Diamondhead, Mississippi property on its balance sheet at cost, in the amount of $5,419,899 and has examined that valuation for impairment. In the opinion of management, the carrying value is not in excess of the ultimate recovery value of the property. The Company recently obtained an independent appraisal of the value of the property and such valuation was reported to be approximately $108,900,000, subject to material assumptions including the property being fully approved and permitted for the development and operation of a casino. However, there can be no assurances that the necessary regulatory approvals can be obtained or that financing will be available to develop the property. At September 30, 2003, the Company does not have the financial resources to develop its proposed Mississippi dockside gaming facility. There can be no assurances that the property will be successfully developed.

Item 3. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10QSB for the period ended September 30, 2003, as filed with the Securities and Exchange Commission, and have judged such controls and procedures to be effective as of September 30, 2003 (the evaluation date).

There have not been any significant changes in the internal controls of the Company or other factors that could significantly affect internal controls relating to the Company since the evaluation date.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See note 3 to the condensed consolidated financial statements.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

Options

In March 2003, the Company purchased 860,000 options issued to former Directors and a former key employee of the Company for a total of $43,000. On March 24, 2003, 50,000 options to purchase common stock previously issued to Gregory Harrison, a Director and Vice-President of the Company, expired. On March 11, 2003, the Board of Directors issued 50,000 shares of common stock to Mr. Harrison. On April 3, 2003, 750,000 options to purchase common stock previously issued to Deborah A. Vitale, the President, Chairman, CEO and Treasurer of the Company, expired. On March 11, 2003, the Board of Directors awarded 750,000 options to purchase common stock to Deborah A. Vitale at an exercise price of $ .30 per share.

On July 23, 2003, the Board of Directors awarded 75,000 options to purchase common stock to each of the six members of the Board of Directors at an exercise price of $.75 per share.

On August 12, 2003 the Board of Directors awarded 75,000 options to purchase common stock to a key employee, 50,000 options to purchase common stock to an Officer of the Company and 25,000 options to purchase common stock to an Honorary Director, all at an exercise price of $.75 per share.

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

On September 2, 2003, the Company filed a Form 8K with the Securities and Exchange Commission to announce results of an appraisal of the Diamondhead, Mississippi property performed by J. Daniel Schroeder, a Mississippi State certified General Appraiser. The appraised value of the property, subject to various material assumptions, was $108,900,000.

Exhibits 31.1 and 31.2

Attached to this report is the certification of both the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Rule 13A - 14 of the Securities and Exchange Commission Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibits 32.1 and 32.2

Attached to this report is the certification of both the Chief Executive Officer and the Chief Financial Officer of the Company as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DIAMONDHEAD CASINO CORPORATION

DATE: November 13, 2003	/s/ DEBORAH A. VITALE

By: Deborah A. Vitale President

/s/ ROBERT L. ZIMMERMAN

By: Robert L. Zimmerman Chief Financial Officer