Form 10KSB
period 2003-12-31
DIAMONDHEAD CASINO CORP
filed 2004-03-04
CIK 844887

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003

COMMISSION FILE NO: 0-17529

DIAMONDHEAD CASINO CORPORATION

(Name of small business issuer in its charter)

Delaware	59-2935476
(State of Incorporation)	(I.R.S. Employer Identification Number)

150-153rd Avenue, Suite 202, Madeira Beach, Florida 33708
(Address of principal executive offices)

Registrant’s telephone number, including area code:	727/393-2885
Securities registered pursuant to Section 12 (b) of the Act:	None
Securities registered pursuant to Section 12 (g) of the Act:	Common Stock, par value $.001

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

     State issuer’s revenues for its most recent fiscal year: $ 357,455.

     The aggregate market value of the voting stock held by non-affiliates of the Company is $22,726,218 based on the last reported sales price of $.86 per share on February 24, 2004 multiplied by 26,425,835 shares of Common Stock outstanding and held by non-affiliates of the Company on February 24, 2004. As of the close of business on February 24, 2004, there were 32,839,293 shares of the Registrant’s Common Stock outstanding (which includes 4,993,644 shares in the Europa Cruises Corporation Employee Stock Ownership Plan).

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

ITEM 1. BUSINESS

Diamondhead Casino Corporation is a Delaware corporation incorporated on November 15, 1988. The Company became a publicly held company in 1989. On or about November 22, 2002, the Company changed its name from Europa Cruises Corporation to Diamondhead Casino Corporation inasmuch as the Company’s primary business relates to the development of a casino resort in Diamondhead, Mississippi. Since November 6, 1998, the Company’s stock has traded on the Over the Counter Bulletin Board (OTCBB). The Company’s stock currently trades under the symbol “DHCC.” Prior to the corporate name change, the Company’s stock traded under the symbol “KRUZ.” Prior to trading on the Over the Counter Bulletin Board, the Company’s stock traded on the NASDAQ Small Cap Market. The Company has three active subsidiaries and no current operations. As of December 31, 2003, the Company had four employees. The Company considers its relationship with its employees to be satisfactory.

I. MISSISSIPPI

Diamondhead Casino Corporation is the sole shareholder of Mississippi Gaming Corporation (hereafter “MGC”). The Company owns, through MGC, a total of approximately 404.5 acres of unimproved land in Diamondhead, on the Bay of St. Louis, in Hancock County, Mississippi. The property is held in fee simple and is debt-free and lien-free. The Company intends to develop the property as a destination casino resort.

The destination resort is expected to include a luxury hotel and spa, a sports and entertainment center, a maximum of 120,000 square feet of casino space, a state-of-the-art recreational vehicle park, and a business conference center. The casino, which is required under Mississippi law to be water-based, will be located in the Bay of St. Louis.

The property is located immediately off Interstate 10 at the Diamondhead exit (exit 16). The site borders Interstate 10 for approximately two miles and is located in Hancock County on the border between Harrison County and Hancock County. The site is near the Diamondhead Yacht Club and Marina, which is connected by a navigable channel to the Bay of St. Louis.

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

The site was appraised on three occasions, subject to certain material assumptions, by J. Daniel Schroeder Appraisal Company. The appraisals were predicated on the site being fully permitted and zoned as a legally permissible, water-based casino site. The property was appraised on or about March 26, 1996 at $8,000,000; it was appraised on or about August 27, 1999 at $41,700,000; and it was appraised on or about August 4, 2003 at $108,900,000.

Diamondhead Casino Corporation is also the sole shareholder of Casino World, Inc. (hereafter “CWI”). The Company intends to develop its Diamondhead, Mississippi property through CWI.

The Company maintains an office in Diamondhead, Mississippi and has one employee there. The Company has no current operations in Mississippi.

MISSISSIPPI PERMITS/APPROVALS
(See also Item 3. Legal Proceedings.)

The development of the Diamondhead, Mississippi property as a casino resort requires the Company to obtain, at a minimum, certain permits and/or approvals or leases from various federal, state and local agencies, boards and commissions. These include, but are not limited to, the Mississippi Gaming Commission, Mississippi Commission on Marine Resources, Mississippi Commission on Environmental Quality, U.S. Army Corps of Engineers, the Mississippi Secretary of State, and Hancock County. The regulatory environment relating to these permits, approvals and leases is uncertain and subject to constant change. There can be no assurance that all permits required can be obtained or that permits obtained will be renewed.

A. Mississippi Gaming Commission

On June 15, 1995, the Mississippi Gaming Commission granted site approval for the original Diamondhead casino site. (See Mississippi Regulation-Gaming Site Approval/Approval of Site Development Plans/Approval to Proceed with Development)

B. Mississippi Commission on Marine Resources

On July 16, 1996, the Mississippi Commission on Marine Resources (hereafter “CMR”) granted a Use Plan Adjustment and Permit to Casino World, Inc and the Hancock County Port and Harbor Commission to develop the Mississippi Gaming Commission originally approved site plan. The foregoing was the subject of litigation which concluded in favor of Casino World, Inc. on March 7, 2002, a summary of which follows.

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

On March 27, 1998, Friends of the Earth, Inc. and Gulf Islands Conservancy, Inc. filed a Complaint for Declaratory and Injunctive Relief against the United States Army Corps of Engineers to, inter alia, declare the Corps’ approval of the Casino World, Inc. permit without prior preparation of an environmental impact statement, to be arbitrary, capricious, an abuse of discretion and in violation of the National Environmental Policy Act, applicable Council on Environmental Quality regulations and applicable U.S. Army Corps of Engineers regulations and to enjoin the U.S. Army Corps of Engineers from permitting Casino World, Inc. or its successors-in-interest and all other casino developers from proceeding with future development of any dockside gambling facilities or related infrastructure in certain areas, including the Company’s site on the Bay of St. Louis, in Mississippi, until the U.S. Army Corps of Engineers prepared an environmental impact statement. The Company was not named as a party in the action. On or about August 31, 1998, the Company filed a motion for leave to intervene as a party defendant in the action. On November 4, 1998, the Court granted the Company’s motion to intervene.

On August 10, 2000, the Court issued an Order and Judgment declaring the actions of the United States Army Corps of Engineers in granting Permits under Section 404 of the Clean Water Act and Section 10 of the Rivers and Harbors Act for the development of the Casino World, Mandalay Resort Group (formerly known as Circus Circus) and Royal D’Iberville casinos, without the preparation of environmental impact statements, to have violated the National Environmental Policy Act and its implementing regulations and to have been arbitrary, capricious and not in accordance with law. The Court found that the Army Corps failed to adequately consider a number of the potential impacts of the three projects. The Court ordered the Army Corps to immediately comply with the National Environmental Policy Act by preparing environmental impact statements. The Company originally filed a notice of appeal in the case, but withdrew the appeal. The Court’s decision had a material, adverse impact on the development of the Diamondhead, Mississippi project. The Company has since retained an engineering firm, EDAW, Inc., to draft an Environmental Impact Statement (EIS) for its Diamondhead, Mississippi property at a basic cost of $500,000, of which $260,000 has been paid through the date of this report. The Company temporarily halted the EIS to consider the possible relocation of the casino vessel at the Diamondhead property. The Company may resume the EIS after it has determined whether or not to relocate the casino.

E. Mississippi Secretary of State/Tidelands Lease

On February 1, 1996, MGC entered into a lease with the Hancock County Port and Harbor Commission to lease 10.15 acres of tidelands (bottomlands) and .1 acre of uplands. The bottomlands lease covered the area where the casino barges and the pier between the hotel and the casinos were expected to be moored. The term of the lease was for five (5) years beginning 30 days after construction on the project commenced. There were four five (5) year option renewal periods. The cost of the lease was $2,250,000 for the first five years of which $25,000 was paid on signing, and of which $95,000 was payable upon commencement of construction. Both payments were to be applied toward the lease payments, which were $10,000 per month during construction. The remainder of the $2,250,000 was to be amortized over the remainder of the lease after operation of the casino commenced. Renewal options were to be at fair market value as defined under Mississippi Code Ann. Section 29-1-107(2)(b)(Supp. 1994) or as amended by subsequent legislation and adopted and published rules of the Secretary of State for the administration, control and leasing of public trust tidelands, as amended and revised.

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

Casino operations did not commence within three years of signing of the transfer and the Tidelands Lease has expired. The Mississippi statute relating to the lease of tidelands requires all proceeds of the leases to go to the State of Mississippi. The Mississippi Secretary of State has indicated that he will not renew a lease with the Hancock County Port and Harbor Commission. Therefore, Casino World, Inc. and/or Mississippi Gaming Corporation will be required to apply directly to the Secretary of State for a new Tidelands Lease. There can be no assurance the Mississippi Secretary of State will grant a Tidelands Lease.

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

Most recently, in October, 2003, Casino World, Inc. forwarded a request to the Hancock County Planning Commission for an extension or renewal, to the extent, if any, one might have been deemed necessary, of the Special Use District-Waterfront District designation given to the property to be developed by Casino World, Inc. On November 6, 2003, the Hancock County Planning Commission passed a resolution extending the Waterfront Special Use District designation through December 31, 2004. The resolution was ratified by the Hancock County Board of Supervisors on December 1, 2003.

Uncertain Regulatory Environment/Modifications

Any modification of the originally approved site plan may require resubmission to, amendment to, and/or reapproval by the Mississippi Gaming Commission, the Mississippi Department of Marine Resources, the Mississippi Department of Environmental Quality, the Mississippi Secretary of State and/or the U.S. Army Corps of Engineers and other federal, state or local agencies. Therefore, the conditions of any issued permits are material and must be factored into any negotiation with any interested party. The foregoing federal, state and local agencies regularly pass new rules and regulations which may also affect previously issued permits. While there is no pending environmental litigation, the foregoing permits and approvals remain subject to future litigation and the actions of environmental groups and various federal, state and local governments and agencies, including, but not limited to, the foregoing. The regulatory environment relating to these permits, approvals and leases is uncertain and subject to constant change

MISSISSIPPI REGULATION

The Company has no current operations in Mississippi and does not operate any gaming facility in Mississippi. The Company intends to develop its Diamondhead property as a destination casino resort and to eventually operate its casino resort, with an experienced operator, through its subsidiaries, Mississippi Gaming Corporation and Casino World, Inc. Assuming it is successful in developing its resort, the Company and its subsidiaries will be subject to federal, state and local, laws, rules, ordinances and regulations with respect to the operation of any gaming facility. The following is intended to serve as a partial description of the Mississippi regulatory environment in which the Company and its subsidiaries would seek approvals to operate and is not intended to be a complete, precise, and updated recitation of all applicable laws, rules, regulations or ordinances. Additional or more restrictive laws, rules and regulations could be adopted at any time or gambling could be completely banned.

The location of, ownership of, and operation of gaming facilities in Mississippi are subject to extensive state and local regulation, primarily through the licensing and control of the Mississippi Gaming Commission and the Mississippi State Tax Commission. The Company must register and be licensed under the Mississippi Gaming Control Act and its gaming operations will be subject to the regulatory control of the Mississippi Gaming Commission, the Mississippi State Tax Commission and various local and county regulatory agencies.

On June 29, 1990, Mississippi enacted the Mississippi Gaming Control Act (the “Act”). The Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River, but only if the voters in such counties have not voted to prohibit gaming in the county. The voters in Hancock County, in which the Company would operate, did not vote to prohibit gaming. As of January 1, 2003, dockside gaming was permissible in 9 of the 14 eligible counties in the state, including Hancock County.

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

Gaming Site Approval/Approval of Site Development Plans/Approval to Proceed with Development

On July 23, 2003, the Mississippi Gaming Commission passed an amendment to its regulations, which became effective on or about August 23, 2003. The amendment applies “to all existing, pending, renewal and new applicants for a license site approval.” The Commission divided the preliminary approval process into three separate phases: (1) gaming site approval; (2) approval of the applicant’s site development plans; and (3) approval to proceed with development.

Gaming Site Approval

With respect to gaming site approval, preliminary approval constitutes only the Commission’s finding that the location complies with applicable gaming laws and regulations. An application for site approval must include (1) a survey indicating the specific location of the property; (2) the current use of any adjacent property as well as the location of the nearest residential area, church and school; (3) evidence that all applicable zoning ordinances allow gaming at the proposed site; and evidence satisfactory to the Commission in support of the foregoing. Preliminary site approval does not entitle the person receiving preliminary approval to approval of site development plans, nor does it constitute a license to engage in gaming or a right to a gaming license. Preliminary gaming site approval is a revocable privilege, and no holder acquires any vested right therein. Preliminary site approval is not subject to sale, assignment or transfer. Preliminary site approval may be granted for a period not to exceed two years, however, such approval will automatically expire six months from the date granted if site development plans have not been approved by the Commission within that time.

Site Development Plan Approval

With respect to gaming site development plans, the Commission’s approval constitutes only the approval of the plan in concept. The applicant may not proceed with actual development until it receives approval to proceed with development from the Commission. The applicant’s site development plans must include architectural plans or renderings showing details of all proposed construction and renovation for the project together with a footprint of the project and a description of the construction and type of parking facilities, as well as parking lot capacity, together with documentation to support this information.

Commission approval of site development plans requires that the facility include a 500 car, or larger parking facility in close proximity to the casino complex and infrastructure facilities which will amount to at least 100% of the higher of the appraised value or construction cost of the casino. Such infrastructure shall include any of the following: 250 room, or larger hotel of at least a two star rating as defined by the current edition of the Mobil Travel Guide, a theme park, golf course, marinas, tennis complex, entertainment facilities, or any other such facility as approved by the Commission as infrastructure. Infrastructure facilities are not such items as parking facilities, roads, sewage and water systems, or civic facilities normally provided by cities and/or counties. The Commission may, in its discretion, reduce the number of rooms required, where it is shown to the Commission’s satisfaction that sufficient rooms are available to accommodate the anticipated visitor load. Parking spaces may also be reduced as needed for small casinos, provided that the 100% infrastructure requirement is otherwise met. In cases where casinos that are not in operation are purchased which do not meet the parking and infrastructure requirements subsequent to February 20, 1999, the infrastructure requirement will be calculated on the higher of the appraised value of the casino barge or acquisition cost of the casino barge. For the purpose of determining compliance with this regulation, the Commission will, in its discretion, determine a fair and equitable method for calculating the construction cost of new casinos and acquisition costs for existing casinos. This regulation applies to any new applicant for a gaming license for a new gaming facility and to the acquisition or purchase of a licensee for which gaming operations have ceased prior to the time of acquisition or purchase. This regulation does not apply to any licensee which has been licensed by the Commission, or received a finding of site suitability from the Commission, prior to February 20, 1999 (or to any such licensee upon any licensing renewal after such date). For purposes of complying with this regulation, the appraised value of any casino will be determined by an appraisal completed by an appraiser approved by the Executive Director of the Mississippi Gaming Commission prior to the appraisal. The Commission may require more than one appraisal and may obtain its own appraisal with the reasonable cost of same to be paid by the applicant.

Any change to the site development plan, or placement or design of the cruise vessel or vessel, shall be submitted in advance to the Executive Director for a determination of whether such change constitutes a material change. If the Executive Director determines that a material change has occurred, Commission approval is required for same.

Approval to Proceed with Development

With respect to obtaining the Commission’s approval to proceed with development, the Commission requires the applicant to submit the following information, together with documentation to support this information: (1) Statements reflecting the total estimated cost of construction or renovation of the establishment, vessel, or cruise vessel and shore and dock facilities, distinguishing between known costs and projections, and separately identifying: facility design expense; land acquisition costs; site preparation costs; construction costs or renovation costs; equipment acquisition costs; costs of interim financing; organization, administrative and legal expenses; projected permanent financing costs; qualified infrastructure costs; and non-qualifying infrastructure costs. (2) A construction schedule for completion of the project, including an estimated date of project completion, indicating whether a performance bond will be required by the applicant to be furnished by the contractor. (3) Current financial statements, including, at a minimum, a balance sheet and profit and loss statement for the proposed licensee. (4) A detailed statement of the sources of funds for all construction and renovation proposed by the site development plans. Any funding, whether equity or debt, to be obtained must be supported by firm written commitments satisfactory to the Commission. (5) Evidence that the following agencies (if applicable) do not oppose the site development: U.S. Corps of Engineers, U.S. Coast Guard, Mississippi Department of Transportation, Mississippi Department of Environmental Quality, Department of Marine Resources, Port and Harbor Commission, Levee Board, City and County government, and such other agencies as the Executive Director deems appropriate.

Gaming Operator’s License

Under the amendment, the application for a Gaming Operator’s License shall be furnished no later than ninety days after the Commission grants approval to proceed with development.

Opening of a Casino

Under the amendment, before any gaming facility may open to the public, all infrastructure requirements must be fully operational. Site development shall be completed in accordance with the approved site development plan and be ready for operation within the preliminary gaming site approval time period. Gaming site approval may be extended, within the discretion of the Commission, for a period not to exceed six months total, provided site development is at least 85% complete.

Gaming Licenses/Finding of Suitability

Neither the Company nor any of its subsidiaries has a license to operate a casino in Mississippi or in any other jurisdiction. Gaming licenses require the periodic payment of fees and taxes and are not transferable. Gaming licenses in Mississippi are issued for a maximum term of three years and must be renewed periodically thereafter. There can be no assurance that the Company or any of its subsidiaries will be licensed. There can be no assurance that if licensed, new licenses can be obtained at the end of each three-year licensure period. Moreover, the Commission may, at any time, and for any cause it deems reasonable, revoke, suspend, condition, limit or restrict a license or approval to own shares of stock in a company that operates in Mississippi. The Mississippi Act also requires that a publicly traded company register under the Act. The Company and/or its subsidiaries will be required to periodically submit detailed financial, operating and other reports to the Commission and Mississippi State Tax Commission. Substantial fines for each violation of Mississippi’s gaming laws or regulations may be levied against a company or its subsidiaries and the persons involved. A violation under a gaming license held by a subsidiary of a Company operating in Mississippi could be deemed a violation of all other licenses, if any, then held by the Company. Numerous transactions, including substantially all loans, leases, sales of securities and similar financing transactions entered into by any subsidiary of the Company operating a casino in Mississippi must be reported to or approved by the Commission. In addition, the Commission may, at its discretion, require additional information about the operations of the Company. The Company’s gaming operations outside of Mississippi, if any, would also be subject to approval of the Commission.

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

Beer, Wine and Liquor Licensing

The sale of food or alcoholic beverages, including beer and wine, is subject to licensing, and regulation and control by the applicable state and local authorities. The Miscellaneous Tax Division of the Mississippi State Tax Commission regulates the sale of beer and light wine. The Alcoholic Beverage Control Division of the Mississippi State Tax Commission (the “ABC”), regulates the sale of alcoholic beverages containing more than 5% alcohol. The ABC requires that all equity owners and managers file personal record forms and fingerprint cards for licensing. In addition, owners of more than 5% of a company’s equity, as well as officers and managers, must submit detailed financial information to the ABC for licensing. All such licenses are revocable and non-transferable. The Mississippi State Tax Commission has full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could, and revocation would, have a material adverse impact upon the operations of an affected casino.

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

Uncertain Political and Regulatory Environment

The political and regulatory environment in which the Company and/or its subsidiaries intend to operate is uncertain, dynamic and subject to rapid change. In addition, existing operators often propose and support legislation and/or litigation designed to make it difficult or impossible for competition to enter a market. This political and regulatory environment makes it impossible to predict the effects that the adoption of and changes in gaming laws, rules and regulations and/or competition will have on proposed gaming operations or development of a gaming resort. Moreover, legislatures in states in which gaming is legal often consider legislation and regulations which could adversely affect operations and expected revenues. Likewise, the federal government often considers legislation which could adversely affect operations and expected revenues.

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

FINANCIAL SERVICES AGREEMENT

On August 1, 2003, the Company, through its’ wholly owned subsidiary, Casino World, Inc., entered into a Financial Services Agreement with CB Richard Ellis, Inc. (“CBRE”) of Las Vegas, Nevada to arrange, on an exclusive basis, debt and/or equity financing for the development of the Company’s Mississippi property. The Agreement is for a period of one year from the date of signing. The fee agreement remains valid for an additional year for any debt or equity parties to whom the Casino World project was submitted by CBRE during the term of the agreement and with whom Casino World, Inc. met and negotiated. The agreement calls for CBRE to receive 2% of the gross amount of any debt financing arranged and 7% of the gross amount of any equity investment raised. In addition, should the property or any portion thereof be sold, CBRE is entitled to 10% of the first million dollars paid, 8% of the second million dollars paid, and 6% of any amount paid in excess of two million dollars. The exclusivity clause in the Agreement does not apply to parties identified in the Agreement who have already been solicited by the Company. However, should the Company enter into any joint venture, sales agreement, or lease agreement with the identified parties during the term of the Agreement, the Company will pay a fee to CBRE in an amount ranging from $50,000 to $400,000 depending upon the number of days remaining on the contract.

COMPETITION

There is intense competition in the Mississippi market in which the Company intends to operate and in surrounding markets. The Company will compete directly with other existing gaming facilities located in Mississippi and in bordering states, including Louisiana. The Company will also be competing with gaming facilities throughout the United States and the world and with Native American gaming operations which enjoy certain tax advantages. The Company expects this competition to increase as new gaming operators enter these markets, existing competitors expand their operations, gaming activities expand in existing jurisdictions and gaming is legalized in new jurisdictions and/or on the internet. Assuming it is successful in developing a destination casino resort, the Company will also be competing with other forms of gaming and entertainment, including but not limited to, bingo, online computer gambling, pull tab games, card parlors, sportsbook, pari-mutuel betting, dog racing, lotteries, jai-alai, video lottery terminals, and video poker terminals.

II. FLORIDA

The Company no longer has any operations in Florida. The Company does, however, lease a dock and related facilities in Madeira Beach, Florida and maintains its corporate headquarters in Madeira Beach, Florida.

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

MGC now owns the entire 404 acre tract in fee simple. There is no debt and there are no liens on the property. The Company believes the property is adequately insured.

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

OFFICES

The Company’s headquarters is located at an office condominium owned by the Company at 150-153rd Ave., Suite 202, in Madeira Beach, Florida. The Company paid approximately $104,000 for the condominium. The condominium is adjacent to other office space that was previously leased by the Company during the year 2000 and prior thereto. The Company no longer leases any office space in Madeira Beach. The Company leased property at the following locations during 2003.

Location:

Mississippi	Lease Terms

5403 Indian Hill Blvd. Diamondhead, Mississippi 39525	Two years commencing June 1, 1998 and continuing month-to-month thereafter

DOCK SPACE

The Company leased dock and related premises at the following location in 2003:

Location	Lease Terms

150 - 129th Ave. Madeira Beach, Florida 33708	Three years commencing November 1, 1996 with options to renew for three additional three year periods beginning November 1, 1999. The Company exercised the option to renew this lease effective November 1, 2002 and ending October 31, 2005. The Company subleases this property. (This lease is the subject of litigation. See Item 3. Legal Proceedings.)

STORAGE FACILITIES

The Company leased storage facilities at the following location in 2003:

Florida	Lease Terms

4319 Duhme Rd. Madeira Beach, Florida 33708.	Month-to-month leases on various storage units.

ITEM 3. LEGAL PROCEEDINGS

Tax-Related Litigation

Florida Department of Revenue Tax Audits

Settled

On November 28, 1994, the Florida Department of Revenue issued a Notice of Intent to make Sales and Use Tax Audit Changes to five subsidiaries of the Company for the period February 1, 1989 through June 30, 1994. The total proposed assessments, including estimated penalties and interest, through June 15, 1997, totaled approximately $7.4 million. In May 1997, the five subsidiaries settled this liability by entering into fifteen separate Closing Agreements with the Florida Department of Revenue. The settlements, which included all audits for the covered period, totaled approximately $1.76 million. The settlements included a payment schedule of approximately $21,000 per month for seven years. In March 1998, the payment was reduced, by agreement of the parties, to $10,476 per month. The settlements provided for no interest for the first 3 years and interest accruing at a rate of 6% per year for the last 4 years. A balloon payment in the amount of $964,093 was due under the agreements after the final installment was to be made on May 5, 2005.

In January 2004, the Company notified the Florida Department of Revenue that four of the five subsidiaries which had entered into the fifteen Closing Agreements were no longer in business, had no assets, and were unable to make further payments pursuant to their respective Closing Agreements. The Company further notified the Florida Department of Revenue that one subsidiary, Europasky Corporation, remained in business, was receiving revenue pursuant to a sublease, and would continue to make payments due pursuant to the Closing Agreements. The total settled liability for Europa Sky Corporation pursuant to its three Closing Agreements was $162,369. The principle balance due under these three Closing Agreements at December 31, 2003 was $98,376. The financial statements have not been adjusted to reflect any reduction in the debt owed to the Florida Department of Revenue.

Gaming-Related Litigation

William Poulos, et al. v. Caesars World, Inc. et al. (including Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc.)(Case No. 02-80069)(United States Court of Appeals for the Ninth Circuit (Appeal from the United States District Court, District of Nevada) (Case No. CV-S-94-1126-RLH-(RJJ)

Class Certification Denied/Two subsidiaries of the Company named as defendants in the case have no assets and are no longer in business

On or about November 29, 1994, William Poulos filed a class action lawsuit on behalf of himself and all others similarly situated against approximately thirty-three defendants, including Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc., two subsidiaries of the Company, in the United States District Court for the Middle District of Florida, Orlando Division (Case No. 94-1259-CIV-ORL-22). The suit was filed against the owners, operators and distributors of cruise ship casinos which utilized casino video poker machines and electronic slot machines. The Plaintiff alleged violation of the Federal Civil RICO statute, common law fraud and deceit, unjust enrichment and negligent misrepresentation. The plaintiff filed a similar action against most major, land-based casino operators in the United States. The plaintiff contends that the defendant owners and operators of casinos, including cruise ship casinos, along with the distributors and manufacturers of video poker machines and electronic slot machines, have engaged in a course of fraudulent and misleading conduct intended to induce people to play their machines based on a false understanding that the machines operate in a truly random fashion. The plaintiff alleges that these machines actually follow fixed, preordained sequences that are not random, but rather are both predictable and subject to manipulation by defendants and others. The plaintiff seeks damages in excess of $1 billion dollars against all defendants. The case against the Europa subsidiaries was transferred to the United States District Court for the District of Nevada, Southern Division. Accordingly, the case against Europa and the other defendants in the cruise ship industry will be litigated, and perhaps tried, together with those cases now pending against the land-based casino operators and the manufacturers, assemblers and distributors of gaming equipment previously sued in federal court in Nevada. The Company is sharing the cost of litigation in this matter with the other defendants. On November 3, 1997, the Court heard various motions in the case, including a motion to dismiss filed by the cruise ship defendants, which was denied. On June 26, 2002, the Court denied the plaintiffs’ Motion for Class Certification. On August 15, 2002, the plaintiffs were granted leave to appeal the decision and the case is now before the United States Court of Appeals for the Ninth Circuit. The plaintiffs are free to pursue their individual cases.

The two subsidiaries of the Company that are named as defendants in this case, Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc., are no longer operating and have no assets and no ability to satisfy any judgment that might be levied against them in this case.

Other Litigation

Sea Lane Bahamas Limited and Marne (Delaware), Inc. v. Europa Cruises Corporation and Europa Cruise Line, Ltd. (Case No. 98-25157CA02)(Eleventh Judicial Circuit in and for the Circuit Court for Miami-Dade County)

Case Dismissed

On November 3, 1998, Sea Lane Bahamas Limited and Marne (Delaware) Inc. filed suit against Europa Cruises Corporation and Europa Cruise Line, Ltd. in the Circuit Court for Miami-Dade County, Florida (Case No. 98-25127CA02), alleging breach of charter, breach of settlement agreement, and fraud in the inducement and seeking substantial compensatory and punitive damages. The Company previously recorded an estimated liability for losses in this matter in the amount of $400,000. The claims asserted in this case, or variations of them, have been in litigation in various courts or in arbitration since 1994. The Company has recently learned that this case was previously dismissed by Order of the Court in 1999. Therefore, in 2003, the estimated liability for these claims, in the amount of $400,000 was reversed. There can be no assurance that plaintiffs in this case will not attempt to reinstate the case or resurrect the claims filed therein.

Liberis v. Steven M. Turner, Deborah A. Vitale, William A. Herold, Dr. Ernst Walter, Sharon Petty, Charles “Kip” Reddien, Serco International Limited, Casinos Austria Maritime Corporation (CAMC), Austroinvest International Limited, Bertha Gersh, as Administrator of the Estate of Victor Gersh, Europa Cruises Corporation, Peter Mueller, Steven B. Solomon, and John Does A-Z (Circuit Court in and for Pinellas County, Florida) (Civil Action No. 98-007120-CI-008)

Case Decided

On or about October 30, 1998, Charles S. Liberis, the founder of the Company, a former President, Chief Operating Officer and Chairman of the Board of Directors of the Company, and his former spouse, Ginger Liberis, filed suit in the Circuit Court in and for Pinellas County, Florida for fraud and conspiracy, intentional interference with advantageous business relationships, intentional breach of duty to facilitate stock transfers, conspiracy, negligence-failure to facilitate stock transfers, defamation, conspiracy to defame, and intentional infliction of emotional distress. This is the tenth legal action filed by Charles Liberis against the Company. The Company and the defendant-directors filed motions for summary judgment in the case. The Court entered Final Summary Judgment in favor of the Company and the director-defendants on February 9, 2004. The plaintiffs can appeal the decision.

Hubbard Enterprises, Inc. v. Europasky Corporation (Circuit Court in and for Pinellas County, Florida)(Case No. 99-003715CI-007)

Claims against Europa dismissed/Europa’s claims against Hubbard pending

In 1999, Hubbard Enterprises, Inc. (“Hubbard”), which leases dock and related space in Madeira Beach, Florida to Europasky Corporation (“Europasky”), a wholly-owned subsidiary of the Company, initially sued Europasky in this case claiming that Europasky owed rent to Hubbard for all passengers who boarded its ship as opposed to only passengers who “paid” to board its ship. Europasky countersued for breach of contract, tortious interference and malicious prosecution. Europasky filed a motion for summary judgment and was successful in getting Hubbard’s claims against Europasky dismissed. The lower court’s decision was affirmed on appeal. This leaves just Europasky’s claims against Hubbard pending. Europasky is suing Hubbard for damages in the approximate amount of $1,184,702, plus prejudgment interest and punitive damages. Europasky’s attorneys have a 40% contingency fee in this case. Europasky pays no legal fees and no expenses in the case unless it prevails. Trial in this case is now scheduled for September 20, 2004.

Hubbard Enterprises, Inc. v. Europasky Corporation (Circuit Court in and for Pinellas County, Florida)(Case No. 03-4917-CI-11)

Case Pending

On or about July 10, 2003, Hubbard Enterprises, Inc. (“Hubbard”), which leases dock and related space in Madeira Beach, Florida to Europasky Corporation (“Europasky”), a wholly-owned subsidiary of the Company, filed suit for a second time against Europasky Corporation, seeking a declaration from the Court that Europasky breached its lease with Hubbard and was in default and further, that Europasky does not have an option to extend its lease with Hubbard for an additional three year period from November 1, 2005 to October 31, 2008. In the event Hubbard were successful in this case, Europasky could lose its right to collect rents under it’s current sublease with VTM Management, Inc. which extends to October 31, 2005, and would be unable to extend its lease with Hubbard for an additional three year period beginning November 1, 2005 and ending October 31, 2008, and to again sublease the premises for that three year period. (The terms of the current sublease with VTM call for VTM to make all future payments due to Hubbard under the lease between Europa and Hubbard, and, in addition, to pay additional rent to Europasky in the approximate amount of $13,000 per month.)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since November 22, 2002, shares of the Company’s Common Stock, $.001 par value (the “Common Stock”) have traded on the over-the-counter market under the symbol “DHCC.” The shares previously traded under the symbol “KRUZ.” The following table sets forth the high and low closing price quotations of the Common Stock in each full quarter during the periods set forth. The over-the-counter quotations reflect inter-dealer prices without retail markup, markdown, or commission and may not represent actual transactions.

	2003 Quarters		2002 Quarters

	High	Low	High	Low

First Quarter	$.48	$.26	$.98	$.56
Second Quarter	.70	.38	1.46	.40
Third Quarter	1.02	.52	.56	.36
Fourth Quarter	.90	.51	.50	.40

On December 31, 2003, there were 959 registered holders of record of the Common Stock of the Company. On February 24, 2004, there were 957 registered holders of record of the Common Stock of the Company.

The Company has never paid a cash dividend on its Common Stock. Reference is made to Part III, Item 10 of this report which describes in full all compensation involving equity securities related to Directors and Officers of the Company.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s current priority is the development of a destination casino resort in Diamondhead, Mississippi. In the opinion of management, this project holds the greatest potential for increasing shareholder value. The Company’s management, financial resources and assets will be devoted towards the development of this goal. There can be no assurance that the casino resort can be developed and, if developed, that the Diamondhead casino resort would be successful.

The Company had no operations in 2003. The Company ended its cruise ship operations in 2000. In June of 2000, the Company assigned its lease in Ft. Myers Beach, Florida to an unrelated operator. The assignee assumed the Company’s obligations under the primary lease and, in addition, paid the Company additional rent of $246,873 in 2003. This agreement expired in November of 2003.

In August of 2000, the Company subleased the Madeira Beach, Florida dock and related premises, which it leased from Hubbard Enterprises, Inc., to Stardancer Casino, Inc., the purchaser of its vessel, the M/V Europa Sky. The Company received no income from this sublease. However, the sublessee paid all amounts due under the primary lease to Hubbard Enterprises, Inc. In December 2002, Stardancer Casino, Inc. defaulted on payment of the sublease. The Company, which was liable for the lease payments, paid approximately $47,000 in lease payments for the period December 2002 through May 2003. The Company, however, had security for the lease payments due from Stardancer Casino, Inc. in the form of 532,600 shares of Diamondhead Casino Corporation common stock, which had been pledged by the President of Stardancer Casino, Inc. as security for the payments. In June of 2003, the Board of Directors approved the sale of 100,000 of the pledged shares to Dr. Arnold Sussman, an independent Director of the Company, in exchange for $41,000. The Company continues to hold the remainder of the shares as security for performance of the lease.

On April 30, 2003, following the default by Stardancer Casino, Inc., the Company entered into a new agreement to sublease the same premises to an unrelated operator, VTM Management, Inc. (hereafter “VTM”). The current sublease with VTM extends through October 31, 2005. The sublease requires VTM to pay all costs associated with the original lease and, in addition, to pay the Company approximately $13,000 per month. (The primary lease between Hubbard Enterprises, Inc. and Europasky Corporation is the subject of litigation. See Item 3, Legal Proceedings: Hubbard Enterprises, Inc. v. Europasky Corporation.)

Revenues

The Company reported total revenue of $357,455 for the year ended December 31, 2003, versus total revenue of $339,040 for the prior year. The Company earned $246,873 in income in 2003 and $269,316 in income in 2002 from the assignment of its Ft. Myers dock lease. The Company earned additional dock lease income in 2003 in the amount of $96,729 from its new sublease of the Madeira Beach, Florida port and related premises. Interest earned on invested cash decreased from $35,587 in 2002 to $12,105 in 2003 due to the reduced amount of free cash on hand in 2003. The Company expects revenue in 2004 to be approximately $150,000.

Costs and Expenses

In 2003, costs and expenses incurred totaled $1,178,615, of which $790,693 were administrative in nature. Total costs and expenses in 2002 were $1,121,784, of which $823,127 were administrative in nature. The decrease in administrative costs of $32,434 was due to costs incurred in 2002 for architectural renderings and marketing studies relating to the Company’s Diamondhead, Mississippi property.

Other costs and expenses amounted to $151,399 in 2003 as compared to $189,252 in 2002, a decrease of $37,853. Other costs and expenses for both years are detailed in the table below.

	2003	2002

ESOP Provision	$55,482	$46,136
Real Estate and Tangible Taxes	52,917	53,116
Reimbursement of Consent Solicitation Expenses of Frank E. Williams, Jr.	—	31,500
Corporate Expenses Incurred in Connection with Two Consent Solicitations	—	33,500
Redemption of Stock Options Issued to Former Directors and Employee	43,000	—
Other	—	25,000

	$151,399	$189,252

Liquidity and Capital Resources

During the year ended December 31, 2003, the Company was able to meet its normal operating costs and expenses from available cash on hand. The Company used $854,763 of cash during the year of which $489,101 was attributable to operating activities. The remainder was consumed by capital costs associated with an Environmental Impact Statement, a land purchase option in connection with the Diamondhead, Mississippi property, cash dividends on preferred stock, and reduction of the debt due the Florida Department of Revenue. Cash on hand at December 31, 2003 was $838,040.

Five subsidiaries of the Company remain liable to the Florida Department of Revenue, pursuant to fifteen separate Closing Agreements relating to the audit period February 1, 1989 through June 30, 1994. The terms of the settlement agreements, as amended, call for the five subsidiaries to make combined monthly payments in the amount of $10,476 through May 2005, at which time a final balloon payment in the amount of approximately $964,093 is due.

In January 2004, the Company notified the Florida Department of Revenue that four of the five subsidiaries which had entered into the fifteen Closing Agreements were no longer operating, had no assets, and were unable to make further payments pursuant to their respective Closing Agreements. The Company further notified the Florida Department of Revenue that one subsidiary, Europasky Corporation, remained in business, was receiving revenue pursuant to a sublease, and would continue to make payments due pursuant to its Closing Agreements. The total settled liability for Europasky Corporation, pursuant to its three Closing Agreements, was $162,369. The principle balance due under the three Closing Agreements relating to Europasky Corporation at December 31, 2003, was $98,376. There can be no assurance that the Florida Department of revenue will not attempt to collect the amounts due on behalf of all of the five subsidiaries, including balloon payments totaling approximately $964,093.

Certain conditions indicate that the Company may not be able to continue as a going concern. The Company expects that ongoing cash requirements associated with administration, debt service, and preliminary and capital expenses associated with the Mississippi project, will continue to exceed revenue generated in future periods. Absent a new source of cash inflow, the Company expects that it will exhaust all currently available cash on hand during the fourth quarter of 2004. The Company’s audited financial statements for the year ended December 31, 2003, contain a report rendered by the Company’s outside auditing firm, with explanatory language, as to the Company’s ability to continue as a going concern.

Management of the Company is currently considering various methods under which it could raise sufficient funds for future use to remedy the situation. These include, but are not limited to, bridge financing, sale of equity or debt securities, a mortgage of its Diamondhead, Mississippi property, and/or a sale of assets. If, however, the Company is unsuccessful in its efforts to find new sources of capital, it may have a material adverse effect on its ability to ultimately develop the Diamondhead, Mississippi property.

Critical Accounting Policy

The Company currently carries the value of the Diamondhead, Mississippi property on its balance sheet at cost, in the amount of $5,427,899 and has examined that valuation for impairment. In the opinion of management, the carrying value is not in excess of the ultimate recovery value of the property. However, there can be no assurances that the necessary regulatory approvals can be obtained or that financing will be available to develop the property. At December 31, 2003, the Company does not have the financial resources to develop the property. There can be no assurance that the property will be developed.

Capital Expenditure Requirement

In 2002, the Company retained EDAW, Inc. to draft an Environmental Impact Statement (EIS) for its Diamondhead, Mississippi property, at a base contract price of $500,000, of which $260,000 has been paid through April 1, 2003.

On October 23, 2001, MGC entered into a three year Option Agreement to purchase property which was the subject of a prior easement. The terms of the Option Agreement called for the Company to pay $10,000 upon the signing of the agreement and, beginning on January 2, 2003, to make quarterly payments of $2,500 through October 1, 2004. In addition, the Company obtained the right to purchase the property at a price of $420,000 should it exercise its option to do so before December 31, 2004.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements and notes thereto are included herein beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10KSB for the year December

31, 2003, as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of December 31, 2003 (the evaluation date).

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedure controls will detect or uncover all failures of persons within the Company to report material information otherwise required to be set forth in the Company’s reports.

There have not been any significant changes in the internal controls of the Company or other factors that could significantly affect internal controls relating to the Company since the evaluation date.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

A.	Directors and Officers:

The current executive officers of the Company and their titles are as follows:

Name	Age	Title

Deborah A. Vitale	53	Chairman of the Board, President, Chief Executive Officer, and Treasurer

Gregory A. Harrison	59	Director, Vice President, Secretary

Frank E. Williams, Jr.	69	Director

Benjamin J. Harrell	50	Director

Dr. Arnold Sussman	68	Director

H. Steven Norton	70	Director

Robert Zimmerman	54	Chief Financial Officer

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

BENJAMIN J. HARRELL was elected a Director of the Company on July 18, 2002. Mr. Harrell was the founder and served as President and CEO of Pete Fountain Productions, Inc. from 1979 until it was acquired in 1999 by Production Group International, Inc., a global event communications company. Mr. Harrell currently manages the acquiring company’s business in the New Orleans area. Mr. Harrell also currently serves as Vice President of Pete Fountain Entertainment, LLC, which until March 2003, operated one of the largest jazz clubs in New Orleans. Since 1975, Mr. Harrell has served as personal manager for the internationally noted jazz artist, Pete Fountain. Mr. Harrell handles all aspects of Mr. Fountain’s career, including promotion, concerts, personal appearances and commercial endorsements. Since 1985, Mr. Harrell has also served as President of Cresent Sound & Light, Inc, a professional sound, lighting, video and staging company for the convention and entertainment industry. Mr. Harrell served as a Director of the New Orleans Metropolitan Convention and Visitors Bureau from 1997 through 1999. On January 15, 2004, Mr. Harrell was elected to the Board of Directors of Mississippi Gaming Corporation, a wholly owned subsidiary of the Company.

DR. ARNOLD SUSSMAN was elected a Director of the Company on July 25, 2002. Since 2001, Dr. Sussman has served as President of MillenniumScan, LLC. in Washington D.C., which uses state-of-the-art technology in multi-slice, full body CT scanners to detect potentially curable diseases. For approximately five years prior thereto, Dr. Sussman was involved in private investment activities. Prior thereto, Dr. Sussman practiced podiatry for approximately thirty-three years. Dr. Sussman is a former President and founder of the American Society of Podiatric Laser Medicine and Surgery. Dr. Sussman was a fellow of the American College of Ambulatory Foot Surgery and is a graduate of the Illinois College of Podiatry Medicine. Dr. Sussman is currently a Director of the Montgomery County Humane Society.

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

ROBERT ZIMMERMAN was appointed Chief Financial Officer of the Company on July 27, 1998. From May of 1994 until joining the Company, Mr. Zimmerman served as Controller for the North and Central American operations of Casinos Austria International, Ltd. From 1980 through 1993, Mr. Zimmerman served as Vice-President of Finance for the Industrial Controls subsidiary of Emerson Electric Company (NYSE: EMR). Prior to 1980, Mr. Zimmerman was employed with the public accounting firm of Fiddler and Co. for seven years.

B.	Audit Committee

The Audit Committee of the Board of Directors is comprised of Frank E. Williams, Jr. (Chairman), Benjamin J. Harrell, and Gregory A. Harrison (ex-officio member). The Board of Directors has determined that both Mr. Williams and Mr. Harrell are independent members, as that term is defined under the enhanced independence standards for audit committee members in the Securities and Exchange Act of 1934. Mr. Harrison does not meet the independence standards. The Board of Directors has also determined that Frank E. Williams, Jr. is an Audit Committee Financial Expert as that term is defined in rules issued pursuant to the Sarbanes-Oxley Act of 2002.

C.	Code of Ethics

The Company has recently adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Code is attached as an exhibit to this annual report. A copy of the Code of Ethics will be made available to any shareholder, free of charge, upon written request to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon its review of Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, all of such forms were filed timely by reporting persons during 2003 and all purchases and sales of stock have been disclosed by the Company.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides information concerning the compensation of current executive officers of the Company and its wholly owned subsidiaries. No other person serving as an executive officer on December 31, 2003, received cash compensation in excess of $100,000 during any of the last three fiscal years.

SUMMARY COMPENSATION TABLE

			Annual Compensation		Long Term Compensation

					Awards			Payouts

				Other
				Annual	Restricted				All
				Compen-	Stock			LTIP	Other
Occupation	Year	Salary	Bonus	sation	Awards	Options		Payouts	Compensation

Deborah A. Vitale	2003	$125,000	None	None	None	825,000	(2)	None	(4)
President	2002	$125,000	None	None	None	None		None	(4)
	2001	$125,000	None	$14,424 (1)	None	900,000	(3)	None	(4)

(1)	Ms. Vitale also received $14,424 for vacation time earned, but not taken.

(2)	On March 11, 2003, Ms. Vitale was awarded 750,000 options exercisable at $ .30 per share for services rendered as a Director. On April 2, 2003, 750,000 other options to purchase shares of

Common Stock exercisable at $1.00 per share expired. On July 23, 2003, Ms. Vitale was awarded 75,000 options exercisable at $ .75 per share.

(3)	On March 27, 2001, Ms. Vitale was awarded 100,000 options exercisable at $ .50 per share for services rendered as a Director. On April 11, 2001, Ms. Vitale was awarded 800,000 options exercisable at $ .50 per share. On April 18, 2001, 800,000 other options to purchase shares of Common Stock exercisable at $ .75 per share expired.

(4)	As of December 31, 2001, Ms. Vitale became 40% vested in 46,410 shares of Common Stock allocated to her account in the Europa Cruises Corporation Employee Stock Ownership Plan for shares allocated through 2000. As of December 31, 2002, Ms. Vitale became 60% vested in 75,620 shares of Common Stock allocated to her account in the Europa Cruises Corporation Employee Stock Ownership Plan for shares allocated through 2001. As of December 31, 2003, Ms. Vitale became 80% vested in 128,426 shares of Common Stock allocated to her account in the Europa Cruises Corporation Employee Stock Ownership Plan for shares allocated through 2002.

OPTION GRANTS IN LAST FISCAL YEAR

On March 11, 2003, the Board of Directors awarded 750,000 options to purchase common stock at $ .30 per share to Deborah A. Vitale. On March 11, 2003, the Board of Directors awarded 50,000 shares of common stock to Gregory A. Harrison. On March 23, 2003, 50,000 options issued to Gregory A. Harrison to purchase common stock expired. On July 23, 2003, the Board of Directors awarded 75,000 options to purchase common stock at $ .75 per share to each of the six members of the Board. On August 12, 2003, the Board of Directors awarded options to purchase common stock at $.75 per share as follows; 75,000 options to a key employee, 50,000 options to an Officer of the Company, and 25,000 options to an Honorary Director of the Company.

AGGREGATE OPTIONS EXERCISED IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

The following table shows stock options exercised by the named executive officers, directors, and former directors of the Company during the fiscal year ended December 31, 2003. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 2003. None of the following options are “incentive stock options” within the meaning of Section 422A of the Internal Revenue Code of 1986.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
	Shares	Value	Options at Year-End		At Year-End(2)
	Acquired	Realized
	On Exercise	(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Deborah A. Vitale	None	None	2,175,000	None	$1,001,250	None
Gregory A. Harrison	None	None	425,000	None	281,250	None
James Illius	None	None	400,000	None	160,000	None
Frank E. Williams, Jr.	None	None	75,000	None	11,250	None
Arnold Sussman	None	None	75,000	None	11,250	None
Benjamin J. Harrell	None	None	75,000	None	11,250	None
H. Steven Norton	None	None	75,000	None	11,250	None

(1)	The “Value realized” reflects the appreciation on the date of exercise (based on the excess of the fair market value of the shares on the date of exercise over the exercise price). However, because the officer may keep the shares acquired upon the exercise of options or sell them at a different price, this amount does not necessarily reflect cash realized upon the sale of those shares.

(2)	“In-the-Money Options” are options outstanding at the end of the last fiscal year for which the fair market value of the Common Stock at the end of the last fiscal year ($.90 per share) exceeded the exercise price of the options.

(3)	On February 28, 2003, the Company purchased all 450,000 options to purchase Common Stock held by John Duber, a former Director and officer of the Company, at a purchase price of $ .05 per unexercised option, for a total of $22,500.

(4)	On February 28, 2003, the Company purchased all 400,000 options to purchase Common Stock held by Paul DeMattia, a former Director of the Company, at a purchase price of $ .05 per unexercised option, for a total of $20,000.

Directors’ Compensation

The current members of the Board of Directors are generally not paid for their services as a Director. Directors are reimbursed for certain approved expenses incurred in connection with Company business and for certain approved expenses incurred in connection with attendance at non-telephonic Board meetings and non-telephonic committee meetings.

On April 3, 1998, Ms. Vitale was awarded 750,000 options to purchase common stock exercisable at $1.00 per share for services rendered as President of Europa and its subsidiaries. On April 3, 2003, those options expired. On October 24, 2000, Ms. Vitale was awarded 250,000 options exercisable at $.50 per share for services rendered as a Director and 200,000 options exercisable at $.50 per share for services as a non-director. On March 27, 2001, Ms. Vitale was awarded 100,000 options exercisable at $.50 per share for services rendered as a Director. On April 11, 2001, Ms. Vitale was awarded 800,000 options exercisable at $ .50 per share. On March 11, 2003, Ms. Vitale was awarded 750,000 options exercisable at $ .30 per share. On July 23, 2003, Ms. Vitale was awarded 75,000 options exercisable at $ .75 per share.

On March 24, 1998, Gregory Harrison, a Director, was awarded 50,000 options to purchase common stock exercisable at $1.00 per share for services rendered as a Director, provided he remained a Director for six months from the date of his appointment (unless removed by vote of the shareholders or a failure to be nominated to the next Board of Directors or unless unable to serve due to death or by reason of physical or mental incapacity). On March 24, 2003, these options expired. On October 24, 2000, Mr. Harrison was awarded 250,000 options to purchase common stock at an exercise price of $.50 per share for services rendered as a Director. On March 27, 2001, Mr. Harrison was awarded 100,000 options exercisable at $.50 per share for services rendered as a Director. On March 11, 2003, Mr. Harrison was awarded compensation in the form of 50,000 shares of common stock. On July 23, 2003, Mr. Harrison was awarded 75,000 options to purchase common stock at an exercise price of $.75 per share.

On October 24, 2000, James Illius, a former Director, was awarded 250,000 options to purchase common stock exercisable at $.50 per share for services rendered as a Director. On March 27, 2001, Mr. Illius was awarded 150,000 options exercisable at $.50 per share for services rendered as a Director.

On July 23, 2003, Frank E. Williams, Jr., Arnold Sussman, Benjamin J. Harrell, and H. Steven Norton were each awarded 75,000 options to purchase common stock exercisable at $ .75 per share for services rendered as Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AS OF FEBRUARY 24, 2004

The following table sets forth, to the Company’s knowledge, as of February 24, 2004, based on filings with the Securities and Exchange Commission and/or direct communication with certain beneficial owners, the beneficial ownership of the outstanding Voting Stock held by (i) each person or entity beneficially owning more than 5% of the shares of any class of Voting Stock, (ii) each director, nominee, and certain executive officers, individually, and (iii) all directors and executive officers as a group.

	Amount &
	Nature of
Name and Address	Beneficial	Title of	%	%
Beneficial Owner	Ownership	Class	of Class	Voting(1)

Europa Cruises Corporation	3,261,365	Common	8.78%	8.37%
Employee Stock Ownership Plan Trust (2)
150-153rd Avenue
Madeira Beach, Florida 33708
Deborah A. Vitale (2) (3)	5,681,791	Common	15.30%	14.59%
Chairman, President, CEO, and Treasurer
Chairman, President, and Treasurer of
Casino World, Inc. and Mississippi
Gaming Corp.
1013 Princess Street
Alexandria, Virginia 22314
Gregory Harrison (4)	1,207,951	Common	3.25%	3.10%
Director, Secretary, and Vice President
16209 Kimberly Grove
Gaithersburg, Maryland 20878
Dr. Arnold Sussman (5)	1,459,847	Common	3.93%	3.75%
Director
2440 M Street, N.W. Suite 203
Washington, D.C. 20037
Benjamin J. Harrell (6)	475,000	Common	1.28%	1.22%
Director
237 N. Peters Street, Fourth Floor
New Orleans, Louisiana 70130

	Amount &
	Nature of
Name and Address	Beneficial	Title of	%	%
Beneficial Owner	Ownership	Class	of Class	Voting(1)

Frank E. Williams, Jr., (7)	319,000	Common	.86%	.82%
Director
2789b Hartland Road
Falls Church, Virginia 22043
H. Steven Norton (8)	75,000	Common	.86%	.82%
Director
700 Rozier Street
Alton, Illinois 62002
James Illius (9)	2,258,151	Common	6.08%	5.80%
3791 Francis Drive
Rocky River, Ohio 44116
Serco International Limited (10)	924,334	Common	2.49%	7.06%
P.O. Box 15, A-9010	900,000	S-NR Preferred	100.00%
Klagenfurt, Austria	926,000	S Preferred	100.00%
Austroinvest International Limited (10)	924,334	Common	2.49%	7.06%
P.O. Box 15, A-9010	900,000	S-NR Preferred	100.00%
Klagenfurt, Austria	926,000	S Preferred	100.00%
Ernst G. Walter (10)	924,334	Common	2.49%	7.06%
14700 Gulf Blvd., Apt.401	900,000	S-NR Preferred	100.00%
Madeira Beach, Florida 33708	926,000	S Preferred	100.00%
All Directors and Officers as a Group	9,438,458		25.42%	24.23%
(7 persons)

(1)	Common Stock and Series S-NR Preferred Stock and Series S Preferred Stock have been combined for the purpose of calculating voting percentages.

(2)	The Europa Cruises Corporation Employee Stock Ownership Plan (“ESOP”) was established on August 18, 1994. The Trustee of the ESOP is Deborah A. Vitale, President, CEO, and Chairman of the Board. As of December 31, 2003, 1,738,635 ESOP shares had been released and 1,659,090 ESOP shares had been allocated to participants in the ESOP. The participants in the ESOP are entitled to direct the Trustee as to the manner in which the Company’s allocated shares are voted. Unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.

(3)	Includes 3,261,365 unallocated common shares of the ESOP Trust; 117,000 shares of Common Stock owned directly by Ms. Vitale; options to purchase 2,175,000 shares of Common Stock; and 128,426 shares of Common Stock, which represent shares of stock held in Ms. Vitale’s partially vested ESOP participant account.

(4)	Includes 782,951 shares of Common Stock owned directly by Mr. Harrison and options to purchase 425,000 shares of Common Stock.

(5)	Includes 1,381,847 shares of Common Stock owned directly by Dr. Sussman; 3,000 shares of Common Stock owned by Dr. Sussman’s wife; and options to purchase 75,000 shares of Common Stock.

(6)	Includes 400,000 shares of Common Stock held directly by Mr. Harrell and options to purchase 75,000 shares of Common Stock.

(7)	Includes 55,000 shares of Common Stock owned directly by Mr. Williams; 145,000 shares of Common Stock owned by the Estate of Mr. Williams’ deceased father, of which Mr. Williams is Executor; 44,000 shares of Common Stock owned by the Williams Family Limited Partnership of which Mr. Williams is President of the General Partner, the Williams Family Corporation; and options to purchase 75,000 shares of Common Stock.

(8)	Includes options to purchase 75,000 shares of Common Stock.

(9)	Includes 1,788,751 shares of Common Stock owned directly by Mr. Illius; options to purchase 400,000 shares of Common Stock; 17,400 shares of Common Stock owned by Mr. Illius’ wife; 16,000 shares of Common Stock owned by Mr. Illius’ son; 16,000 shares of Common Stock owned by Mr. Illius’ daughter; and 20,000 owned by Builders’ Loft, Inc. pension fund, which Mr. Illius manages.

(10)	Serco International Limited and Austroinvest International Limited are affiliated entities. The Company understands that Dr. Ernst Walter is the sole director of each company. The total beneficial ownership of securities of the Company held by the two corporations and Dr. Walter includes: 924,334 shares of Common Stock owned by Serco International Limited; 900,000 shares of Series S-NR Preferred Stock owned by Serco International Limited; and 926,000 shares of Series S Preferred Stock owned by Austroinvest International Limited.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 18, 1994, the Company established the Europa Cruises Corporation Employee Stock Ownership Plan (the “ESOP”). The ESOP, which is a qualified retirement plan under the provisions of Section 401(a) of the Internal Revenue Code and an employee stock ownership plan within the meaning of Section 4975(e)(7) of the Internal Revenue Code, was established primarily to invest in stock of the Company. All employees as of December 31, 1994, and subsequent new employees having completed 1,000 hours of service are eligible to participate in the ESOP. The Company also established a trust called the Europa Cruises Corporation Employee Stock Ownership Plan Trust Agreement to serve as the funding vehicle for the ESOP. Deborah A. Vitale is the sole Trustee of the Trust. As of December 31, 2003, 1,738,635 shares of Common Stock had been released and 1,659,090 shares of Common Stock had been allocated to participants in the ESOP. Unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.

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

Meetings of the Board of Directors

The Board of Directors held twelve meetings during 2003 and fourteen meetings during 2002. Each Director attended at least 75% of the total number of Board meetings held during the period for which he or she was a Director.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

(a)	3(a)(i)	Certificate of Incorporation of the Company. (ii) Amendment to Certificate of Incorporation of the Company

(a)	3(b)	By-laws of the Company.

(g)	4.1	Subscription and Investment Agreement between Europa Cruises Corporation and Lagoon Cruise Line, Inc. dated August 26, 1994.

(g)	4.2	Warrant Agreement between Europa Cruises Corporation and FLC Holding Corp dated July 8, 1992.

(g)	4.2.1	Consent and Amendment of Credit Agreement Note and Warrant by and among FLC Holding Corp. (“FLC”), EuropaSky Corporation (“EuropaSky”), Europa Cruises Corporation and Casino World, Inc. (“Casino”), dated May 27, 1993 without Exhibits.

(g)	4.3	Warrant Agreement between Europa Cruises Corporation and The Stuart-James Company Incorporated dated June 29, 1989.

(g)	4.3.1	Warrant Certificates and Assignments for 125,520 shares and 17,000 shares registered in the name of Marc N. Geman dated June 22, 1994.

(g)	4.3.2	Motion to Approve Settlement Agreement Among Trustee, Marc N. Geman and Chatfield Dean & Co., Inc. dated October 8, 1993 with Settlement Agreement dated October 6, 1993 attached.

(g)	4.3.4	Order Approving Settlement Agreement Among Trustee, Marc N. Geman and Chatfield Dean & Co., Inc.

(g)	4.3.5	Agreement between Marc N. Geman and Europa Cruises Corporation dated June 15, 1993.

(g)	4.4	Convertible Promissory Note between Europa Cruises Corporation and Serco International Ltd. dated November 11, 1993: Transfer by Serco International Ltd. to Gaming Invest Corp. and election to convert Promissory Note by Gaming-Invest Corp.

	5.1	Qualified plan determination letter from the Internal Revenue Service dated April 4, 1996, issued to the Europa Cruises Corporation Employee Stock Ownership Plan.

(g)	10.1	Consulting Agreement between Europa Cruises Corporation and Casinos Austria Maritime Corporation dated September 16, 1994.

(g)	10.1.1	Equipment Lease between Europa Cruises Corporation and Casinos Austria Maritime Corporation dated October 13, 1994.

(g)	10.1.2	Promissory Note payable to Casinos Austria Maritime Corporation dated December 30,1994, and Second Naval Mortgage on the M/V Stardancer.

(g)	10.1.3	Subordination Agreement between Lagoon Cruise Line, Inc., Europa Stardancer Incorporation and Casinos Austria Maritime Corporation.

(a)	10(d)	The Company’s 1988 Stock Option Plan.

(b)	10(e)	Standard Bareboat Charter Agreement, dated August, 1989, between Sea Lanes Bahamas Limited and Europa Cruise Lines, Ltd.

(c)	10(f)	Service Agreement, dated April 12, 1991, between Service America Corporation and Europa Cruise Lines.

(c)	10(g)	Lease Agreement, dated June 30, 1991, between Palm Grove Marina, Inc., and Europa Cruises of Florida 1, Inc.

(c)	10(h)	Memorandum of Agreement for lease, dated March 29, 1992, between Durwood Dunn and Mississippi Gaming Corporation.

(c)	10(i)	Lease Agreement, dated January 29, 1992, between Claiborne County, Mississippi Port Commission and Mississippi Gaming Corporation.

(c)	10(j)	Contract of Sale, dated February 21, 1992, between Ferry Binghamton, Inc., and Mississippi Gaming Corporation.

(b)	10(k)	Lease Agreement, dated November 30, 1990, between Europa Cruises of Florida 2, Inc., and Hubbard Enterprises, Inc.

(b)	10(l)	Reciprocal Relationship Agreement, dated December 28, 1990, amongst Europa Cruises of Florida 1, Inc., Europa Cruises of Florida 2, Inc., the Company and Cordis, A.G.

(b)	10(m)	Promissory Note, dated December 31, 1990, and Addendum thereto, dated May 2, 1991, from the Company to Charles S. Liberis, P.A., Profit Sharing Plan.

(b)	10(n)	Promissory Note, dated December 31, 1990, and Addenda thereto, dated April 18 and May 2, 1991, from the Company to Harlan G. Allen, Jr.

(b)	10(o)	Stock Option and Agreement, dated December 31, 1990, between the Company and Charles S. Liberis, P.A., Profit Sharing Plan.

(b)	10(p)	Stock Option and Agreement, dated December 31, 1990, between the Company and Harlan G. Allen, Jr.

(b)	10(q)	Promissory Note, dated January 25, 1992, from Europa Cruises of Florida 1, Inc., and Europa Cruises of Florida 2, Inc., to Cordis, A.G.

(b)	10(r)	Release, dated January 25, 1991, by Europa Cruise Lines, Ltd. in favor of the St. Paul Fire & Marine Insurance Co. Lloyds and certain London companies, through Bain Clarkson, Ltd.

(b)	10(s)	Promissory Note, dated February 15, 1991, from Europa Cruises of Florida 1, Inc., to Midlantic.

(b)	10(t)	Assumption Modification and Security Agreement, dated February 15, 1992, amongst Europa Cruises of Florida 2, Inc., the Company and Midlantic.

(b)	10(u)	Mortgage Modification Agreement, dated February 15, 1992, between Europa Cruises of Florida 2, Inc., and Midlantic.

(b)	10(v)	Guarantee Agreement, dated February 15, 1991, between Europa Cruises of Florida 2, Inc., and Midlantic, Re: Europa Cruises of Florida 2, Inc.

(b)	10(w)	Coordination Agreement, dated February 20, 1991, between Midlantic and Cordis, A.G.

(b)	10(aa)	Assignment of Note Receivable, Account Receivable and Common Stock from Harlan G. Allen, Jr. to the Company.

(b)	10(bb)	Stock Purchase Agreement, dated March 31, 1991, between the Company and Freeport Cruise Line, Ltd.

(b)	10(cc)	Pledge Agreement and Addendum thereto, dated April 18, 1991, between the Company and Harlan G. Allen, Jr.

(b)	10(dd)	Franchise and Development Agreements between LoneStar Hospitality Corporation and Miami Subs U.S.A., Inc., dated July 1, 1992.

(d)	10(ee)	Vessel Purchase Agreement dated July 8, 1992 between the Company and FLC, Re: Purchase of the EuropaSky.

(d)	10(ff)	Contract of Sale dated July 21, 1992, between the Company and Ferry Binghamton, Inc. Re: the Purchase of Miss New York.

(d)	10(gg)	Agreement to Lease and Option to Purchase dated July 7, 1992, between the Company and A&M Developers, Inc. Re: Bossier City site.

(d)	10(hh)	Vessel Completion Contract by and between Eastern Shipyards, Inc., and FLC Holding Corporation Re: EuropaSky.

(e)	10(ii)	Stock Purchase Agreement dated December 21, 1992 between Europa Cruises Corporation and Jeffrey L. Beck, Trustee.

(e)	10(jj)	Copy of the Complaint filed by Charles S. Liberis vs. the Company and others.

	10(kk)	Settlement agreement between the Company and Sea Lane Bahamas, Ltd. dated February 4, 1994.

(f)	10(ll)	Gaming Concession Agreement between the Company and Casinos Austria Maritime Corporation dated February 18, 1993.

(f)	10(mm)	Management Agreement between the Company and Casinos Austria Maritime Corporation dated June 19, 1993.

(f)	10(nn)	Diamondhead, Mississippi Loan Agreement, Continuing Guaranty, Promissory Note, and extension of Promissory Note between the Company and Casinos Austria Maritime Corporation mortgage to September 17, 1994.

(f)	10(oo)	Convertible Promissory Note dated November 11, 1993 issued by the Company to Serco International Ltd.

(f)	10(pp)	Lease Agreement between the Company and Serco International Ltd dated November 15, 1993.

(f)	10(qq)	Casino World, Inc. 1993 Stock Option Plan dated March 25, 1993.

(f)	10(rr)	Form of Stock Option Agreement dated as of August 31, 1994 issued to Deborah A. Vitale, Stephen M. Turner, Ernst G. Walter and Lester E. Bullock.

(f)	10(ss)	Easement dated December 22, 1994 granted to Mississippi Gaming Corporation adjacent to proposed Diamondhead gaming site.

(f)	10(tt)	Miami Beach Marina Lease dated February 10, 1995 as amended between Europa Cruises of Florida, 2 and Tallahassee Building Corp.

(f)	10(uu)	Settlement Agreement dated May 9, 1994 between Europa Cruises Corporation and Harlan G. Allen, Jr.

(f)	10(vv)	First Union National Bank Credit and Security Agreement and Promissory Note dated May 23, 1995 between Europa Cruises Corporation, Europa Cruises of Florida 1, Inc., Europa Cruises of Florida 2, Inc., EuropaSky Corporation and Europa Stardancer Corporation.

(f)	10(ww)	First Union National Bank Credit and Security Agreement and Promissory Note dated August 25, 1995 between Europa Cruises Corporation, Europa Cruises of Florida 1, Inc., Europa Cruises of Florida 2, Inc., EuropaSky Corporation and Europa Stardancer Corporation.

(f)	10(xx)	Snug Harbor Group, Inc. Lease dated September 20, 1996 between Snug Harbor Group, Inc. and Europa Cruises of Florida 1, Inc.

(f)	10(yy)	Tidelands Lease and Land Lease dated February 1, 1996, between Hancock County Port and Harbor Commission and Mississippi Gaming Corporation.

	10.2	Warrant Agreement Between First Union National Bank of Florida and Europa Cruises Corporation dated October 30, 1996 and February 4, 1997.

	10.2.1	Second Modification of Credit and Security Agreement and other Loan Documents and Renewal Promissory Note between First Union National Bank of Florida and Europa Cruises Corporation dated October 31, 1996.

	10.2.2	Promissory Note between Europa Cruises of Florida 2, Inc. and dEBIS Financial Services, Inc. dated October 30, 1996.

	10.2.3	Form of Stock Option Agreements for options granted April 18, 1996 to Lester Bullock, Deborah Vitale, Piers Hedley, Debra Gladstone, Andy Rufo, Michael Reeves, and Jim Monninger.

	10.2.4	Lease Agreement between Tierra Verde Marina Development Corporation and Europa Stardancer Corporation dated October 1, 1996.

	10.2.5	Agreement between the Company and McDonald & Company Securities, Inc. dated April 2, 1998.

(h)	10.3	Charter Agreement between Europa Stardancer Corporation and Seven Star Charters, Inc. dated December 28,1998.

(h)	10.3.1	Agreement for Purchase and Sale of a Vessel between Europa Stardancer Corporation and Seven Star Charters, Inc. dated October 30, 1999.

(h)	10.3.2	Agreement for Purchase and Sale of a Vessel and Business Assets between Europa Cruises of Florida 2, Inc. and Stardancer Casino, Inc. dated December 30, 1999.

(h)	10.3.3	Agreement for the Purchase and Sale of a Vessel and Certain Assets between Europasky Corporation and Stardancer Casino, Inc, dated August 2, 2000.

(h)	10.3.4	Agreement for the Purchase and Sale of a Vessel between Europa Cruises of Florida 1, Inc. and Stardancer Casino, Inc. dated August 2, 2000.

(i)	10.4	Code of Ethics applicable to the Chief Executive Officer, Chief Financial Officer and Vice President of the Company.

(f)	18	Letter from BDO Seidman, LLP regarding 1995 change in accounting principle.

Index to Exhibits

(a)	Previously filed as an exhibit to the Company’s Registration Statement No. 33-26256-A and incorporated by reference.

(b)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated by reference.

(c)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated by reference.

(d)	Previously filed as an exhibit to the Company’s Form S-2 Registration Statement dated August 26, 1992 and incorporated by reference.

(e)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1992 and incorporated by reference.

(f)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the years ended December 31, 1993 and 1994 and incorporated by reference.

(g)	Previously filed as an exhibit to the Company’s S-2 Registration Statement (No. 33-89014) filed January 31, 1995 and incorporated by reference.

(h)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the years ended December 31, 2000 and 1999 and incorporated by reference.

(i)	Attached as an Exhibit to this annual report.

Reports on Form 8-K

No reports on Form 8K were filed during the fourth quarter of 2003.

Subsidiaries of the Registrant:
Active Subsidiaries:
Mississippi Gaming Corporation (Delaware) Casino World, Inc. (Delaware) Europasky Corporation (Delaware)
Inactive Subsidiaries:
Europa Cruises of Florida 1, Inc. (Delaware)
Europa Cruises of Florida 2, Inc. (Delaware)
Europa Stardancer Corporation (Delaware)
Europa Jet Corporation (Delaware)
Europa Casino Management Corporation (Delaware)

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

Exhibit 10.4

Attached to this report is the Code of Ethics applicable to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMONDHEAD CASINO CORPORATION

DATE: March 4, 2004	/s/ Deborah A. Vitale

By: Deborah A. Vitale, President

/s/ Robert Zimmerman

By: Robert Zimmerman, Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Deborah A. Vitale,	March 4, 2004

President and Chairman of the Board

/s/ Gregory A. Harrison	March 4, 2004

Corporate Secretary and Director

/s/ Frank E. Williams, Jr.	March 4, 2004

Director

/s/ Benjamin J. Harrell	March 4, 2004

Director

/s/ Dr. Arnold Sussman	March 4, 2004

Director

/s/ H. Steve Norton	March 4, 2004

Director

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

1700 BROADWAY
FRIEDMAN	NEW YORK, NY 10019
ALPREN &	212-842-7000
GREEN LLP	FAX 212-842-7001
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS	www.nyccpas.com

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
of Diamondhead Casino Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Diamondhead Casino Corporation and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamondhead Casino Corporation and Subsidiaries as of December 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has sustained net losses over the past few years and, at December 31, 2003, had an accumulated deficit of $16,323,870. In addition, the Company has discontinued all significant operations, except for its efforts to develop a casino resort in Diamondhead, Mississippi. Such efforts are not expected to contribute to the Company’s cash flows in the foreseeable future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain necessary financing with which to satisfy liabilities, fund future operations and develop a casino resort. Management’s plan in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Friedman Alpren & Green LLP

New York, NY
February 9, 2004

MEMBER OF DFK INTERNATIONAL WITH AFFILIATED OFFICES WORLDWIDE

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2003

ASSETS
Current assets
Cash and cash equivalents	$838,040
Accounts receivable	6,311
Prepaid insurance and other	68,021

Total current assets	912,372
Property and equipment, less accumulated depreciation of $62,059	88,602
Land under development for dockside gaming (Note 3)	5,427,899
Other assets	26,514

$6,455,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$239,946
Current maturities of long-term debt (Note 4)	39,456
Deferred dock lease income	28,000

Total current liabilities	307,402
Long-term debt, less current maturities (Note 4)	974,354

Total liabilities	1,281,756

Commitments and contingencies (Notes 3 and 8)	—
Stockholders’ equity (Notes 5 and 6)
Preferred stock, $.01 par value; shares authorized 5,000,000, outstanding 2,122,000 ($2,591,080 aggregate liquidation preference)	21,220
Common stock, $.001 par value; shares authorized 50,000,000, issued 34,089,293, outstanding 29,577,928	34,089
Additional paid-in capital	26,495,046
Unearned ESOP shares	(4,862,698)
Deficit	(16,323,870)
Treasury stock, at cost, 1,250,000 shares	(190,156)

Total stockholders’ equity	5,173,631

$6,455,387

See accompanying notes to consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002

REVENUES
Dock lease income	$343,602	$269,316
Interest earned on invested cash	12,105	35,587
Other	1,748	34,137

	357,455	339,040

COSTS AND EXPENSES
Administrative and general	790,693	823,127
Bad debt	131,361	—
Depreciation and amortization (Note 3)	15,400	16,477
Interest	89,762	92,928
Other operating costs	151,399	189,252

	1,178,615	1,121,784

NET LOSS BEFORE GAIN ON OVER ACCRUAL OF CONTINGENT LIABILITY	(821,160)	(782,744)
Over accrual of contingent liability (Note 8)	400,000	—

NET LOSS	(421,160)	(782,744)
PREFERRED STOCK DIVIDENDS	(107,360)	(106,960)

NET LOSS APPLICABLE TO COMMON STOCK	$(528,520)	$(889,704)

PER SHARE AMOUNTS
Net loss per common share, basic and diluted	$(.018)	$(.030)

Weighted average number of common shares outstanding	29,438,591	29,255,191

See accompanying notes to consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(NOTES 5 AND 6)

YEARS ENDED DECEMBER 31, 2003 AND 2002

			Additional
	Preferred	Common	Paid-In	Unearned
	Stock	Stock	Capital	ESOP Shares

Balance, January 1, 2002	$21,220	$33,853	$26,509,705	$(5,099,898)
ESOP compensation	—	—	(72,464)	118,600
Preferred stock dividends	—	69	46,890	—
Net loss for the year	—	—	—	—

Balance, December 31, 2002	$21,220	$33,922	$26,484,131	$(4,981,298)

ESOP compensation	—	—	(63,118)	118,600
Issuance of common stock for services		50	14,950
Preferred stock dividends	—	117	59,083	—
Net loss for the year	—	—	—	—

Balance, December 31, 2003	$21,220	$34,089	$26,495,046	$(4,862,698)

		Treasury
	(Deficit)	Stock	Total

Balance, January 1, 2002	(14,905,646)	(190,156)	6,369,078
ESOP compensation	—	—	46,136
Preferred stock dividends	(106,960)	—	(60,001)
Net loss for the year	(782,744)	—	(782,744)

Balance, December 31, 2002	$(15,795,350)	$(190,156)	$5,572,469

ESOP compensation	—	—	55,482
Issuance of common stock for services	—	—	15,000
Preferred stock dividends	(107,360)		(48,160)
Net loss for the year	(421,160)		(421,160)

Balance, December 31, 2003	$(16,323,870)	$(190,156)	$5,173,631

     See accompanying notes to consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(NOTE 9)

YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002

OPERATING ACTIVITIES
Net loss	$(421,160)	$(782,744)
Adjustments to reconcile net loss to net cash used in operating activities
Over accrual of contingent liability	(400,000)
Depreciation and amortization	15,400	16,477
ESOP provision	55,482	46,136
Compensation paid with common stock	15,000	—
Bad debt write off	131,361
(Increase) decrease in:
Accounts receivable	3,645	(3,620)
Prepaid insurance and other	66,919	(43,894)
(Decrease) increase in:
Accounts payable and accrued expenses	16,252	(115,874)
Deferred dock lease income	28,000	—

Cash used in operating activities	(489,101)	(883,519)

INVESTING ACTIVITIES
Purchase of property and equipment	(4,214)	(5,171)
Land development	(265,500)	(38,755)

Cash used in investing activities	(269,714)	(43,926)

FINANCING ACTIVITIES
Repayment of long-term debt	(35,948)	(32,968)
Preferred stock dividends	(60,000)	(60,001)

Cash used in financing activities	(95,948)	(92,969)

Net decrease in cash and cash equivalents	(854,763)	(1,020,414)
Cash and cash equivalents, beginning of year	1,692,803	2,713,217

Cash and cash equivalents, end of year	$838,040	$1,692,803

See accompanying notes to consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Business

Diamondhead Casino Corporation (the “Company”) owns a total of approximately 404.5 acres of unimproved land in Diamondhead, Mississippi on which it plans to develop a casino resort. The Company officially changed its name from Europa Cruises Corporation to Diamondhead Casino Corporation in November of 2002. The Company was originally formed to principally own, operate and promote cruise vessels offering day and evening cruises in the State of Florida.

2.     Going Concern

The Company has prepared the accompanying financial statements assuming that it will continue as a going concern. Certain conditions indicate that the Company may not be able to continue as a going concern. As reflected in the accompanying financial statements, the Company incurred a loss applicable to common stock of $528,520, which included costs and expenses totaling $1,178,615 and revenues of $357,455 for the year ended December 31, 2003. Revenues for the year 2004 are expected to total approximately $150,000, while costs and expenses are expected to remain constant.

Management of the Company has analyzed future uses of cash in excess of incoming revenues for the year ending December 31, 2004 and determined that, in the absence of additional financing, the Company will exhaust all available cash within that period. The analysis assumed that the Company would continue to incur ongoing costs and expenses, and that $265,000 would be required to complete an environmental impact statement relating to the Company’s Diamondhead, Mississippi property. This analysis further assumes that the Company will not be making payments to the Florida Department of Revenue in the approximate amount of $126,000 during the year 2004, which were previously made pursuant to fifteen settlement agreements reached on behalf of five subsidiaries of the Company relating to the audit period February 1, 1989 through June 30, 1994. The analysis does assume that the Company will be making payments pursuant to the above-referenced settlements only on behalf of its subsidiary, Europasky Corporation, in the total amount of $11,600 during the year 2004. The remaining four subsidiaries obligated to make the remainder of said payments are no longer in operation and have no assets from which to satisfy their obligations

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     Going Concern (continued)

under these settlement agreements. The parent corporation did not guarantee the payments due on behalf of its subsidiaries and the Company ceased making these payments, except as to Europasky Corporation, as of January 2004. There can be no assurance that the Florida Department of Revenue will not attempt to collect the amounts due on behalf of the four subsidiaries, including balloon payments totaling approximately $875,000 due after May 2005.

The Company is currently considering various methods under which it could raise sufficient funds for future use. These include, but are not limited to, bridge financing, sale of equity or debt securities, a mortgage of its Diamondhead, Mississippi property, and/or a sale of assets. In addition, on August 1, 2003, Casino World, Inc., a wholly owned subsidiary of the Company, entered into an agreement with CB Richard Ellis, Inc. to serve as its exclusive agent to secure debt and equity financing for the Company’s Mississippi project. However, there can be no assurance that additional capital will be available at all, or at an acceptable cost, or on a timely basis.

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

There can be no assurances that the necessary regulatory approvals required to develop the Diamondhead, Mississippi property can be obtained or that financing will be available. At December 31, 2003, the Company does not have the financial resources to develop its proposed casino resort. There can be no assurance that the Company can successfully develop its Diamondhead, Mississippi property.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Diamondhead Casino Corporation and all of its subsidiaries. All material intercompany balances and transactions have been eliminated in the consolidation.

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

Land Held for Development

Land held for development of a dockside casino is carried at cost. Costs directly related to site development, such as licensing and permits, engineering, and other costs, are capitalized.

Dockside Gaming Development Costs

Pre-opening expenses, which consist principally of payroll and marketing costs, are expensed as incurred. Expenditures which result in acquisition of assets which benefit future periods are deferred and amortized over the period of expected future benefit.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     Summary of Significant Accounting Policies (continued)

Dockside Gaming Development Costs (continued)

Dockside gaming development costs consist of the following:

2003

Land under development for dockside gaming	$4,868,139
Licenses	77,000
Engineering and costs associated with permitting	482,760

$5,427,899

The Company’s cash flow during 2003 was sufficient to sustain its operations, however, as discussed in Note 2, above, the Company does not expect that cash flow will be sufficient during 2004 unless new sources of capital are obtained.

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

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

Employee Stock Ownership Plan (continued)

expense is measured at the fair market value of shares committed to be released. Shares are committed to be released ratably over the period of the employer loan. Dividends, if any, are treated as follows: (1) stock dividends on shares allocated to participant accounts shall be credited to the participant account when paid (2) cash dividends on shares allocated to participant accounts shall, at the discretion of the Administrator, be credited to the participants’ Other Investment Account, or, be used to reduce the indebtedness to the Company, in which case, shares bearing an equal value to the cash dividend would be allocated to participant accounts. The Company has not paid any dividends.

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

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potential dilutive effect of the Company’s potential common stock, such as stock purchase options, warrants and convertible preferred stock. The foregoing are excluded from diluted net loss per share as their effect would be antidilutive.

DIAMONDHEAD CASINO CORPORATION
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

Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 were originally applicable no later than July 1, 2003. The Company has not created any variable interest entities after January 31, 2003. In December 2003, the FASB considered certain proposed modifications and revised FIN 46 (FIN (46)R”). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46(R) is not anticipated to have a material impact on the Company’s financial reporting and disclosures.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the Consolidated Balance Sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     Summary of Significant Accounting Policies (continued)

Accounting Pronouncements (Continued)

May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated SFAS No. 150 and determined that it does not have an impact on the Company’s financial reporting and disclosure.

4.     Long-Term Debt

At December 31, 2003, long-term debt consisted of:

State of Florida Sales Tax Closing Agreement, less unamortized discount of $52,584 based on an imputed interest rate of 10%	$1,013,810
Less - Current maturities	39,456

$974,354

On November 28, 1994, the Florida Department of Revenue proposed a sales and use tax assessment, including estimated penalties and interest of approximately $7.4 million. In June 1997, five of the Company’s subsidiaries entered into fifteen settlement agreements with the Florida Department of Revenue for approximately $1.76 million. The settlements originally required monthly payments totaling approximately $21,000. These payments were reduced to $10,476 in March 1998 by agreement of the parties. The settlement required no interest until June 2000, and then interest at a rate of 6% per year until maturity. Pursuant to these agreements, a balloon payment in the amount of $964,093 is due after the final installment on May 5, 2005.

Four of the five subsidiaries of the Company obligated to make the foregoing payments are no longer in operation and have no assets. Europasky Corporation continues to operate, and accordingly, will continue to make payments totaling approximately $11,600 per annum pursuant to its settlement agreements. The parent corporation did not guarantee the payments and ceased making the remainder of the payments in January 2004. The financial statements have not been adjusted to reflect any reduction in the debt owed to the Florida Department of Revenue.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     Long-Term Debt (continued)

At December 31, 2003, annual maturities of long-term debt are as follows:

Year Ending December 31,	Amount

2004	$39,456
2005	974,354

$1,013,810

5.     Stockholders’ Equity

At December 31, 2003, the Company had a stock option plan and non-plan options, which are described below. The Company applies the intrinsic value method in accordance with APB Opinion 25, “Accounting For Stock Issued To Employees,” and related interpretations in accounting for employee stock options. Under APB Opinion 25, no compensation cost is recognized because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant.

Non-Plan Stock Options

In March 2003, the Company redeemed 860,000 options issued to former Directors and a former key employee, for a total of $43,000. On March 24, 2003, 50,000 options to purchase common stock issued to Gregory Harrison, a Director and Vice-President of the Company, expired. On March 11, 2003, the Board of Directors issued 50,000 shares of common stock to Mr. Harrison. On March 11, 2003, the Company awarded 750,000 options to purchase common stock to Deborah A. Vitale at an exercise price of $.30 per share. On April 3, 2003, 750,000 other options to purchase common stock issued to Deborah A. Vitale expired.

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

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     Stockholders’ Equity (continued)

Non-Plan Stock Options (continued)

In March 2002, the Company granted 106,000 non-plan stock options at an exercise price of $ .90 that expire March 2007 to a key employee. Also in March 2002, 100,000 non-plan options issued to a key employee of the Company expired.

Stock Option Plan

On December 19, 1988, the Company adopted a stock option plan (the “Plan”) for its officers and management personnel under which options could be granted to purchase up to 1,000,000 shares of the Company’s common stock. Accordingly, the Company reserved for issuance of 1,000,000 shares under the Plan. The option price may not be less than 100% of the market value of the shares on the date of the grant. The options expire within ten years from the date of grant. At December 31, 2003, no options from this plan were issued or exercised.

Accounting for Stock Options

FASB Statement 123, “Accounting For Stock-Based Compensation”, requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation cost for the Company’s employee stock options had been determined in accordance with the fair value method. The Company estimates the fair value of each employee stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002: expected life of 5 years, no dividend yield percent, expected volatility of 83.61% and 102.36% in 2003 and 2002 respectively, and risk-free interest rates ranging from 2.54% to 3.23% in 2003 and 4.43% in 2002.

Under the accounting provisions of FASB Statement 123, the Company’s net loss and net loss per share would have been as follows:

`

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     Stockholders’ Equity (continued)

Accounting for Stock Options (continued)

		2003		2002

Net loss
applicable to	As Reported	$	(528,520)	$	(889,704)
common stock	Pro forma		$(908,347)		$(948,615)
Earnings per	As Reported		$(.018)		$(.030)
common share	Pro forma		$(.031)		$(.030)

A summary of the status of the Company’s fixed Plan and non-plan options as of December 31, 2003 and 2002, and changes during the years ended on those dates is presented below:

	December 31, 2003		December 31, 2002

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	4,104,500	$.64	4,098,500	$.64
Granted	1,350,000	.50	106,000	.90
Exercised	—	—	—	—
Redeemed	860,000	.59	—	—
Expired	800,000	1.00	100,000	.84

Outstanding at end of year	3,794,500	$.52	4,104,500	$.64

Options exercisable at year-end	3,794,500	—	4,104,500	—
Weighted-average fair value of options granted during the year	—	$.28	—	$.55

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

Weighted-
	Number	Average	Weighted	Number	Weighted-
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	At	Contractual	Exercise	At	Exercise
Prices	12/31/03	Life	Price	12/31/02	Price

$.30 - $1.00	3,794,500	2.88	$.52	4,104,500	$.64

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     Stockholders’ Equity (continued)

Preferred Stock

On June 14, 1993, the Company issued 926,000 shares of $.01 par value Series S Voting, Non-Convertible Preferred Stock to Austroinvest International, Inc. in exchange for proceeds of $1,000,080. Cumulative three percent per annum dividends are payable quarterly on these shares. These shares may be redeemed at the option of the Company at $1.08 per share plus 1.08 cents per share for each quarter that such shares are outstanding. The shares also have a $1.08 per share preference in involuntary liquidation of the Company. At December 31, 2003, outstanding Series S preferred stock totaled 926,000 shares. In addition, no cumulative dividends were in arrears at December 31, 2003.

On September 13, 1993, the Company issued 900,000 shares of its $.01 par value Series S-NR Voting, Non-Convertible, Non-Redeemable, Preferred Stock to Serco International Limited (a wholly owned subsidiary of Austroinvest International, Inc. and a stockholder of the Company), in exchange for proceeds of $999,000. Non-cumulative three percent per annum dividends are payable quarterly on these shares. Upon involuntary liquidation of the Company, the liquidation preference of each share is $1.11. At December 31, 2003, outstanding Series S-NR preferred stock totaled 900,000 shares.

In March 1994, the Company offered, pursuant to Regulation S, one million units at $5.50 per unit, each unit consisting of one share of the Company’s $.001 par value common stock and two shares of the Company’s Series S-PIK Junior, cumulative, convertible, non-redeemable, non-voting $.01 par value preferred stock. Each share of Series S-PIK preferred stock is convertible into one share of the Company’s voting common stock, at any time after February 15, 1995. No shares were converted during 2002 or 2003. The Series S-PIK preferred stock ranks junior to the Series S and Series S-NR preferred shares as to the distribution of assets upon liquidation, dissolution or winding up of the Company. Upon liquidation of the Company, the S-PIK preferred stock will have a liquidation preference of $2.00 per share. A cumulative quarterly dividend of $0.04 per share is payable on Series S-PIK preferred stock.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     Stockholders’ Equity (continued)

Preferred Stock (continued)

At December 31, 2003, outstanding Series S-PIK Junior preferred stock totaled 296,000 shares. No dividends were in arrears at December 31, 2003.

During 2003, the Company paid $47,360 of the total preferred dividend of $107,360 with 91,950 shares of its common stock. During 2002, the Company paid $46,960 of the total preferred dividend of $106,960 with 70,477 shares of its common stock.

Other

In connection with a refinancing in 1996, the Company granted Wachovia Bank (formerly First Union National Bank) ten-year warrants to purchase an aggregate 200,000 shares of the Company’s common stock at $2.00 per share.

During 2003, the Company issued 50,000 shares of common stock as compensation to an Officer of the Company.

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

Shares are allocated to the participants’ accounts in relation to repayments of the loans from the Company. At December 31, 2003, 1,738,635 shares have been released, of which 79,545 were released in 2003. At December 31, 2003, 3,261,365 shares with a fair market value of $2,935,229 are unearned.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     Employee Stock Ownership (continued)

The Company recognized net compensation expense equal to the shares allocated multiplied by the fair value of each share less any dividends received by the ESOP on unallocated shares. Compensation expense related to the ESOP for 2003 and 2002 was $55,482 and $46,136, respectively. The unearned ESOP shares in stockholders’ equity represented deferred compensation expense to be recognized by the Company in future years as additional shares are allocated to participants.

7.     Income Taxes

At December 31, 2003, the Company had net operating loss carryforwards for income taxes of approximately $13.8 million, which expire during various periods through 2023. Changes in ownership in prior years of greater than fifty percent, which occurred as a result of the Company’s issuance of common and preferred stock, may result in an annual limitation of approximately $1,200,000 being imposed upon the future utilization of approximately $7.9 million of the net operating losses for tax purposes.

Realization of deferred income taxes as of December 31, 2003 is not considered likely. Therefore, a valuation allowance has been established for the entire amount of deferred tax assets relative to the net operating loss.

8.     Commitments and Contingencies

Leases

The Company leases a dock, ticket booth, and related space in Madeira Beach, Florida, pursuant to a lease which currently expires November 1, 2005. The Company subleases these premises to an unrelated third party. The lease contains a renewal option for an additional three years, which is currently the subject of litigation. In addition to lease payments, the lease requires the Company to pay for utilities, insurance, property taxes and maintenance.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     Commitments and Contingencies (continued)

Leases (continued)

The Company also leases an office in Diamondhead, Mississippi. Rental expense was $14,019 and $12,977 in 2003 and 2002, respectively.

During 2000 and 1999, the Company sold all cruise vessels and assigned and/or subleased the premises leased for cruise ship operations in Madeira Beach, Florida and Ft. Myers, Florida.

The Company subleases its Madeira Beach, Florida port to VTM Management, Inc. Under the terms of the sublease, VTM assumes all obligations of the lessee under the primary lease and, in addition, pays Europasky Corporation approximately $13,000 per month. (The prior sublessee, Stardancer Casino, Inc. assumed all obligations under the primary lease, but paid no additional rent to the Company).

The Company assigned its Ft. Myers, Florida lease to an unrelated third party. The assignee assumed the Company’s obligations under the primary lease and, in addition, paid the Company additional rent of $246,873 in 2003. This agreement expired in November of 2003.

In November 2002, the Company exercised a three year renewal option under its dock lease in Madeira Beach, Florida, while the premises were being subleased to Stardancer Casino, Inc. In December 2002, Stardancer Casino, Inc. defaulted on payment of the sublease and in January 2003 its assets were seized in a government action. The Company took possession of the leased premises and made lease payments totaling $47,310 for the period December 2002 through May 2003. The Company however, had security for the lease payments due from Stardancer Casino, Inc. in the form of 532,600 shares of Diamondhead Casino Corporation common stock, which had been pledged by the President of Stardancer Casino, Inc., as security for the payments. In June of 2003, the Board of Directors approved the sale of 100,000 of the pledged shares to Dr. Arnold Sussman, a Director of the Company, in exchange for $41,000.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     Commitments and Contingencies (continued)

Leases (continued)

On April 30, 2003, following the default by Stardancer Casino, Inc., the Company entered into a Sublease Agreement with VTM Management, Inc. (“VTM”) for the same premises. Under the terms of this agreement, VTM assumed all obligations of the lessee under the primary lease and, in addition, agreed to pay the Company additional rent in the approximate amount of $157,000 per annum. At December 31, 2003, the Company is liable, or contingently liable under this lease, if the sublessee fails to make payments. Minimum lease payments are as follows:

Year Ending December 31,	Amount

2004	$93,744
2005	78,125

$171,869

Management Agreement

On June 19, 1994, the Company entered into a Management Agreement with Casinos Austria Maritime Corporation (“CAMC”) to operate, on an exclusive basis, all of its proposed dockside gaming casinos in the State of Mississippi. If the Company enters into a joint venture arrangement pursuant to which the joint venture partner acquires a controlling interest, the agreement with CAMC will terminate. The Management Agreement is for a term of five years beginning when the casino resort becomes operational and provides for the payment of an operational term management fee based on a percentage of gross gaming revenues, as defined therein.

Financial Services Agreement

On August 1, 2003, the Company, through its wholly owned subsidiary, Casino World, Inc., entered into a Financial Services Agreement with CB Richard Ellis, Inc. (“CBRE”) of Las Vegas, Nevada to arrange, on an exclusive basis, debt and/or equity financing for the development of the Company’s Mississippi property.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     Commitments and Contingencies (continued)

Financial Services Agreement (continued)

The Agreement is for a period of one year from the date of signing, however, it extends for one additional year with respect to parties CBRE has presented to the Company for negotiation. The fee arrangement calls for CBRE to receive 2% of the gross amount of any debt financing arranged and 7% of the gross amount of any equity investment raised. In addition, should the property or any portion thereof be sold, CBRE is entitled to 10% of the first million dollars paid, 8% of the second million dollars paid, and 6% of any amount paid in excess of two million dollars. The exclusivity clause in the Agreement does not apply to parties identified in the Agreement who have already been solicited by the Company. However, should the Company enter into any joint venture, sales agreement, or lease agreement with the identified parties during the term of the Agreement, the Company will pay a fee to CBRE in an amount ranging from $50,000 to $400,000, depending upon the number of days remaining under the contract.

Litigation

Sea Lane Bahamas Limited v. Europa Cruises Corporation (n/k/a Diamondhead Casino Corporation)

Case Dismissed

On November 3, 1998, Sea Lane Bahamas Limited and Marne (Delaware) Inc. filed suit against Europa Cruises Corporation and Europa Cruise Line, Ltd. alleging breach of charter, breach of settlement agreement, and fraud in the inducement and seeking substantial compensatory and punitive damages. The Company previously recorded an estimated liability for losses in this matter in the amount of $400,000. The claims asserted in this case, or variations of them, have been in litigation in various courts or in arbitration since 1994. The Company has recently learned that this case was dismissed by Order of the Court in 1999, and in 2003, the Company reversed the estimated liability for these claims. There can be no assurance that plaintiffs in this case will not attempt to reinstate the case or resurrect the claims filed therein.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     Commitments and Contingencies (continued)

Litigation (continued)

Liberis v. Europa Cruises Corporation (n/k/a Diamondhead Casino Corporation)

Case Decided

On or about October 30, 1998, Charles S. Liberis, the founder of the Company, a former President, Chief Operating Officer and Chairman of the Board of Directors of the Company, and his former spouse, Ginger Liberis, filed suit in the Circuit Court in and for Pinellas County, Florida for fraud and conspiracy, intentional interference with advantageous business relationships, intentional breach of duty to facilitate stock transfers, conspiracy, negligence-failure to facilitate stock transfers, defamation, conspiracy to defame, and intentional infliction of emotional distress. This is the tenth legal action filed by Liberis against the Company and/or its officers and directors and others. The Company and the defendant directors filed motions for summary judgment in the case. The Court entered Final Summary Judgment in favor of the Company and the director-defendants on February 9, 2004. The plaintiffs can appeal the decision.

William Poulos, et al. v. Caesars World, Inc., et al.

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

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     Commitments and Contingencies (continued)

Litigation (continued)

William Poulos, et al. v. Caesars World, Inc., et al.(continued)

The plaintiff seeks damages in excess of $1 billion dollars against all defendants.

In September 1995, the case was transferred to the United States District Court for the District of Nevada, Southern Division. The Company is sharing the cost of litigation in this matter with other defendants. On November 3, 1997, the Court heard various motions in the case, including a motion to dismiss filed by the cruise ship defendants, which was denied. On June 26, 2002, the Court denied the plaintiffs’ Motion for Class Certification. On August 15, 2002, the plaintiffs were granted leave to appeal the decision and the case is now before the United States Court of Appeals for the Ninth Circuit. The plaintiffs are free to pursue their individual cases. Management believes there is no support for plaintiff’s factual claims.

The two subsidiaries of the Company that are named as defendants in this case, Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc., are now both no longer operating and have no assets and no ability to satisfy any judgment that might be levied against them in this case.

Hubbard v. Europasky Corporation

On or about July 10, 2003, Hubbard Enterprises, Inc., which leases dock and related space in Madeira Beach, Florida to Europasky Corporation, a wholly-owned subsidiary of the Company, filed suit in this case seeking a declaration from the Court that Europasky Corporation breached its lease with Hubbard and was in default and further, that Europasky Corporation does not have an option to extend its lease with Hubbard for an additional three year period from November 1, 2005 to October 31, 2008. In the event Hubbard were successful, Europasky Corporation could lose its right to collect rent under it’s current sublease with VTM Management, Inc. which extends to October 31, 2005, and would be unable to extend its lease with Hubbard Enterprises, Inc. for an additional three year

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     Commitments and Contingencies (continued)

Litigation (continued)

period beginning November 1, 2005 and ending October 31, 2008, and to again sublease the premises for that three year period. The terms of the sublease with VTM call for VTM to make all future payments due to Hubbard under the lease between Europasky and Hubbard, and, in addition, to pay additional rent to the Company in the approximate amount of $13,000 per month.

The ultimate outcome of the foregoing litigation cannot presently be determined. Accordingly, the accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

9.     Supplemental Cash Flow

Supplemental schedules are as follows:

Interest paid:

	2003	2002

Cash paid for interest	$89,762	$93,000

Non-cash transactions are as follows:

	2003	2002

Preferred stock dividends paid with shares of common stock	$47,360	$46,959
Compensation paid with shares of common stock	$15,000	—

10.     Fair Value of Financial Instruments

FASB Statement No. 107 requires estimated fair value amounts to be determined by the Company’s management using available market information and other valuation methods.

The Company’s financial instruments consist principally of cash and cash equivalents and long-term debt. The carrying amounts of the cash and cash equivalents approximated fair value at December 31, 2003. The fair value of the debt owing to the Florida Department of Revenue is not determinable at December 31, 2003.