Form 10QSB
period 2004-03-31
DIAMONDHEAD CASINO CORP
filed 2004-05-14
CIK 844887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No: 0-17529

DIAMONDHEAD CASINO CORPORATION

(Exact name of registrant as specified in charter)

Delaware (State of Incorporation)	59-2935476 (I.R.S. EIN)

150-153rd Avenue, Suite 202, Madeira Beach, Florida 33708
(Address of principal executive offices)

Registrant’s telephone number, including area code: 727/393-2885

     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☑   No   ☐

     Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of Shares Outstanding at May 6, 2004: 29,615,486.

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form-10QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form-10KSB for the year ended December 31, 2003.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31
	2004	2003
Revenues:
Dock Lease Income	$39,252	$67,329
Interest Earned on Invested Cash	1,355	3,689
Other	90	728

	40,697	71,746

Costs and Expenses:
General and Administrative	182,852	221,720
Depreciation and Amortization	3,880	3,761
Interest	22,034	23,074
Other	24,142	64,549

	232,908	313,104

Net Loss	(192,211)	(241,358)
Preferred Stock Dividends	(26,840)	(26,840)

Net Loss Applicable to Common Stock	$(219,051)	$(268,198)

Loss Per Share
Basic and Diluted	$(.007)	$(.009)

Weighted Average Number of Common Shares Outstanding	29,584,557	29,346,268

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

March 31, 2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$626,454
Accounts Receivable	6,311
Other Current Assets	59,859

Total Current Assets	692,624
Equipment and Fixtures, Less Accumulated Depreciation	87,222
Land Held for Development -Dockside Gaming	5,435,065
Long Term Receivables and Other	26,514

$6,241,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$221,545
Current Maturities of Long-Term Debt	47,810
Deferred Dock Lease Income	28,000

Total Current Liabilities	297,355
Long-Term Debt Less Current Maturities	964,325

Total Liabilities	1,261,680

Stockholders’ Equity:
Preferred Stock, $.01 par value;
Shares Authorized: 5,000,000
Shares Outstanding: 2,122,000
Aggregate Liquidation Preference ($2,591,080)	21,220
Common Stock, $.001 par value;
Shares Authorized: 50,000,000
Shares Issued: 34,106,964	34,107
Shares Outstanding: 29,615,486
Additional Paid-In-Capital:	26,490,543
Unearned ESOP Shares	(4,833,048)
Deficit	(16,542,921)
Treasury Stock, at Cost, 1,250,000 Shares	(190,156)

Total Stockholders’ Equity	4,979,745

$6,241,425

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Operating Activities:
Net Loss	$(192,211)	$(241,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	3,880	3,761
Release of ESOP Shares	13,324	8,949
(Increase) decrease in:
Accounts Receivable	—	(21,725)
Other Current Assets	8,162	30,240
Increase (decrease) in:
Accounts Payable and Accrued Liabilities	(18,401)	16,741
Deferred Dock Lease Income	—	23,789

Cash used in Operating Activities:	(185,246)	(179,603)

Investing Activities:
Land Development	(9,666)	(170,000)

Cash used in Investing Activities	(9,666)	(170,000)

Financing Activities:
Payment of Notes and Long-Term Debt	(1,674)	(8,353)
Preferred Stock Dividends	(15,000)	(3,160)

Cash used in financing activities:	(16,674)	(11,513)

Net decrease in cash and cash equivalents	(211,586)	(361,116)
Cash and cash equivalents, beginning of period	838,040	1,692,803

Cash and cash equivalents, end of period	$626,454	$1,331,687

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Going Concern

The Company has prepared the accompanying financial statements assuming that it will continue as a going concern. Certain conditions indicate that the Company may not be able to continue as a going concern. As reflected in the accompanying financial statements, the Company incurred a loss applicable to common stock of $219,051 for the current quarter and has an accumulated deficit in the amount of $16,542,921 at March 31, 2004.

Management of the Company has analyzed future uses of cash in excess of incoming revenues for the year ending December 31, 2004 and determined that, in the absence of additional financing, the Company will exhaust all available cash within that period. The analysis assumed that the Company would continue to incur ongoing costs and expenses and that $265,000 may be required to complete an environmental impact statement relating to the Company’s Diamondhead, Mississippi property. This analysis further assumes that the Company will not be making payments to the Florida Department of Revenue in the approximate amount of $126,000 during the year 2004, which were previously made pursuant to fifteen settlement agreements reached on behalf of five subsidiaries of the Company relating to the audit period February 1, 1989 through June 30, 1994. The analysis does assume that the Company will be making payments pursuant to the above-referenced settlements only on behalf of its subsidiary, Europasky Corporation, in the total amount of $11,600 during the year 2004. The remaining four subsidiaries obligated to make the remainder of said payments are no longer in operation and have no assets from which to satisfy their obligations under these settlement agreements. The parent corporation did not guarantee the payments due on behalf of its subsidiaries and the Company ceased making these payments, except as to Europasky Corporation, as of January 2004. There can be no assurance that the Florida Department of Revenue will not attempt to collect the amounts due on behalf of the four subsidiaries, including balloon payments totaling approximately $875,000 due after May 2005.

The Company is currently considering various methods under which it could raise sufficient funds for future use. These include, but are not limited to, bridge financing, sale of equity or debt securities, a mortgage of its Diamondhead, Mississippi property, and/or a sale of assets. In addition, on August 1, 2003, Casino World, Inc., a wholly owned subsidiary of the Company, entered into an agreement with CB Richard Ellis, Inc. (“CBRE”) to serve as its exclusive agent to secure debt and equity financing for the Company’s Mississippi project. On April 13, 2004, the Company announced that CBRE had completed a feasibility study on the proposed Diamondhead casino project and had recommended to the Company that it secure a mortgage on the property to sustain the Company during the process of obtaining various permits and approvals. The Company currently in the process of searching for a lender. However, there can be no assurance that additional capital will be available at all, or at an acceptable cost, or on a timely basis.

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

There can be no assurance that the necessary regulatory permits and approvals required to develop the

Diamondhead, Mississippi property can be obtained or that financing required to do so can be obtained. At the present time, the Company does not have the financial resources to develop its proposed casino resort. There can be no assurance that the Company can successfully develop its Diamondhead, Mississippi property.

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

Common Shares outstanding includes:
Issued Shares	34,106,964
Less: Treasury Shares	(1,250,000)
Unallocated, uncommitted ESOP Shares	(3,241,478)

Outstanding Shares	29,615,486

Note 3. Legal Proceedings

No new contingencies have arisen during the three months ended March 31, 2004 that were not reported in the Company’s Annual Report on Form-10KSB for the year ended December 31, 2003, and no material changes have occurred with respect to contingencies which were reported therein.

Note 4. Other Costs and Expenses

Other costs and expenses consisted of the following:

	2004	2003
For the three months ended March 31:
ESOP Provision	$13,324	$8,949
Real Estate and Tangible Taxes	10,818	12,600
Redemption of Stock Options Issued to Former Directors and Employee	—	43,000

	$24,142	$64,549

Note 5. Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Financial Results

Financial Results for the Three Months Ended March 31, 2004

The Company’s priority is the development of a destination casino resort in Diamondhead, Mississippi. In the opinion of management, this project holds the greatest potential for providing ultimate shareholder value. The Company’s management, financial resources, and assets will be primarily devoted towards the development of this goal.

On April 13, 2004, the Company announced that CB Richard Ellis, Inc, (“CBRE”) the Company’s exclusive provider of financial services, had completed a feasibility study for the proposed Diamondhead casino resort and concluded that the site would generate approximately $134 million in annual gaming revenues. Based on this evaluation, CBRE recommended that the Company proceed without a joint venture partner to obtain the permits and approvals required for construction.

To achieve that end, CBRE has recommended that the Company obtain a mortgage on the Diamondhead property to procure the funds necessary to sustain the Company during the permitting and approval process. The Company is currently in the process of searching for a lender. CBRE will join the Company during the permitting and approval process and attend hearings and meetings to address and satisfy any concerns regarding project viability and financing. However, there can be no assurance that financing will be obtained and that if developed, the Diamondhead casino resort will be successful.

Revenues

The Company earned revenues totaling $40,697 for the three months ended March 31, 2004 versus $71,746 for the same period one year ago. Revenues for both periods were primarily derived from dock lease income. In 2004, the Company earned $39,252 in dock lease income from the VTM Management, Inc. sublease on the Madeira Beach, Florida dock, while in the prior year the Company earned $67,329 in dock lease income from the Big “M” Casino lease assignment of its Ft. Myers, Florida dock.

Costs and Expenses

Costs and expenses incurred for the three months ended March 31, 2004 totaled $232,908, of which $182,852 were administrative in nature. Total expenses in 2004 included non-cash ESOP charges of $13,324. For the same period in 2003, costs and expenses incurred totaled $313,104, of which $221,720 were administrative in nature. Total expenses in 2003 included non-cash ESOP charges of $8,949. The decrease in administrative expenses in the amount of $38,868 is primarily due to higher compensation and insurance costs incurred in the prior year.

Other costs and expenses decreased from $64,549 for the three months ended March 31, 2003 to $24,142 in 2004. The decrease is associated with the redemption of outstanding stock options from former Directors and a former key employee of the Company for $43,000 in the first quarter of 2003.

Capital Expenditure Requirements

In 2002, the Company retained EDAW, Inc., to draft an Environmental Impact Statement (EIS) for its Diamondhead, Mississippi property at a base contract price of $500,000, of which $330,000 was incurred in prior years. The Company has temporarily halted the study while consideration is given to moving the location of the casino on the property.

On October 23, 2001, Mississippi Gaming Corporation, a wholly-owned subsidiary of the Company, entered into a three year Option Agreement to purchase property adjacent to the Company’s Diamondhead, Mississippi site, which was the subject of a prior easement. The terms of the Option Agreement called for the Company to pay $10,000 upon the signing of the agreement and, beginning on January 2, 2003, to make quarterly payments of $2,500 through October 1, 2004. In addition, the Company obtained the right to purchase the property at a price ranging from $385,000 to $420,000, depending upon the time of exercise. The option to purchase the property will expire on December 31, 2004.

Critical Accounting Policy

The Company currently carries the value of the Diamondhead, Mississippi property on its balance sheet at cost, in the amount of $5,435,065 and has examined that valuation for impairment. In the opinion of management, the carrying value is not in excess of the ultimate recovery value of the property. The Company recently obtained an independent appraisal of the value of the property and such valuation was reported to be approximately $108,900,000, subject to material assumptions, including the property being fully approved and permitted for the development and operation of a casino. However, there can be no assurance that the necessary regulatory permits and approvals can be obtained or that financing will be available to develop the property. At March 31, 2004, the Company does not have the financial resources to develop its proposed Mississippi dockside gaming facility. There can be no assurances that the property will be successfully developed.

Item 3. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10QSB for the period ended March 31, 2004, as filed with the Securities and Exchange Commission, and have judged such controls and procedures to be effective as of March 31, 2004 (the evaluation date).

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

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of shareholders of the Company was held on April 13, 2004, in Alexandria, Virginia. Shareholders of record as of March 1, 2004 were asked to vote on two proposals. A total of 30,441,351 shares were voted. The results of those votes are as follows:

(1)	To elect six Directors to hold office until the next annual meeting of stockholders.

Nominee	For	Against	Abstain
H. Steven Norton	29,668,308	773,043	—
Gregory A. Harrison	29,648,082	793,269	—
Deborah A. Vitale	29,626,853	814,498	—
Dr. Arnold Sussman	29,037,582	1,403,769	—
Benjamin J. Harrell	28,741,325	1,700,026	—
Frank E. Williams, Jr.	28,245,107	2,196,244	—

(2)	To ratify the appointment of Friedman, Alpren & Green LLP, as the Company’s independent auditors.

For	Against	Abstain
30,246,488	151,555	43,308

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

On April 16, 2004, the Company filed a Form 8-K with the Securities and Exchange Commission to notify the Commission of the results of the vote of shareholders at the annual meeting of shareholders held on April 13, 2004.

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

DIAMONDHEAD CASINO CORPORATION

DATE: May 14, 2004	/s/ DEBORAH A. VITALE

	By:	Deborah A. Vitale
President

/s/ ROBERT L. ZIMMERMAN

	By:	Robert L. Zimmerman
Chief Financial Officer