Form 10QSB
period 2004-06-30
DIAMONDHEAD CASINO CORP
filed 2004-08-13
CIK 844887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No: 0-17529
____________________

DIAMONDHEAD CASINO CORPORATION

(Exact name of registrant as specified in charter)

Delaware (State of Incorporation)	59-2935476 (I.R.S. EIN)

150-153rd Avenue, Suite 202, Madeira Beach, Florida 33708
(Address of principal executive offices)

Registrant’s telephone number, including area code: 727/393-2885

     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of Shares Outstanding at August 5, 2004: 29,651,857.

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

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30
	2004	2003
Revenues:
Dock Lease Income	$39,252	$85,562
Interest Earned on Invested Cash	984	3,508
Other	6,091	651

	46,327	89,721

Costs and Expenses:
General and Administrative	174,239	197,189
Depreciation and Amortization	3,880	3,761
Interest	21,477	22,393
Other	24,857	23,947

	224,453	247,290

Net Loss	(178,126)	(157,569)
Preferred Stock Dividends	(26,840)	(26,840)

Net Loss Applicable to Common Stock	$(204,966)	$(184,409)

Loss Per Share
Basic and Diluted	$(.007)	$(.006)

Weighted Average Number of Common Shares Outstanding	29,622,115	29,423,776

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	June 30
	2004	2003
Revenues:
Dock Lease Income	$78,504	$152,891
Interest Earned on Invested Cash	2,339	7,197
Other	6,181	1,379

	87,024	161,467

Costs and Expenses:
General and Administrative	357,091	418,911
Depreciation and Amortization	7,760	7,520
Interest	43,511	45,467
Other	48,999	88,496

	457,361	560,394

Net Loss	(370,337)	(398,927)
Preferred Stock Dividends	(53,680)	(53,680)

Net Loss Applicable to Common Stock	$(424,017)	$(452,607)

Loss Per Share
Basic and Diluted	$(.014)	$(.015)

Weighted Average Number of Common Shares Outstanding	29,603,336	29,385,023

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

June 30, 2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$490,433
Accounts Receivable	6,311
Other Current Assets	47,358

Total Current Assets	544,102
Equipment and Fixtures, Less Accumulated Depreciation	85,842
Land Held for Development -Dockside Gaming	5,437,865
Long Term Receivables and Other	26,514

$6,094,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$256,552
Current Maturities of Long-Term Debt	1,010,426
Deferred Dock Lease Income	28,000

Total Current Liabilities	1,294,978

Stockholders’ Equity:
Preferred Stock, $.01 par value;
Shares Authorized: 5,000,000
Shares Outstanding: 2,122,000
Aggregate Liquidation Preference ($2,591,080)	21,220
Common Stock, $.001 par value;
Shares Authorized: 50,000,000
Shares Issued: 34,123,409	34,123
Shares Outstanding: 29,651,857
Additional Paid-In-Capital:	26,485,443
Unearned ESOP Shares	(4,803,398)
Deficit	(16,747,887)
Treasury Stock, at Cost, 1,250,000 Shares	(190,156)

Total Stockholders’ Equity	4,799,345

$6,094,323

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Operating Activities:
Net Loss	$(370,337)	$(398,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	7,760	7,520
Release of ESOP Shares	26,051	20,085
(Increase) decrease in:
Accounts Receivable	—	3,650
Other Current Assets	20,663	66,214
Increase (decrease) in:
Accounts Payable and Accrued Liabilities	1,606	(30,877)
Deferred Dock Lease Income	—	51,790

Cash used in Operating Activities:	(314,257)	(280,545)

Investing Activities:
Purchase of Equipment	—	(1,975)
Land Development	(14,966)	(252,500)

Cash used in Investing Activities	(14,966)	(254,475)

Financing Activities:
Payment of Notes and Long-Term Debt	(3,384)	(17,388)
Preferred Stock Dividends	(15,000)	(18,160)

Cash used in financing activities:	(18,384)	(35,548)

Net decrease in cash and cash equivalents	(347,607)	(570,568)
Cash and cash equivalents, beginning of period	838,040	1,692,803

Cash and cash equivalents, end of period	$490,433	$1,122,235

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Going Concern

The Company has prepared the accompanying financial statements assuming that it will continue as a going concern. Certain conditions indicate that the Company may not be able to continue as a going concern. As reflected in the accompanying financial statements, the Company incurred a loss applicable to common stock of $424,017 for the current year to date and has an accumulated deficit in the amount of $16,747,887 at June 30, 2004.

Management of the Company has analyzed future uses of cash in excess of incoming revenue for the year ending December 31, 2004 and determined that, in the absence of additional financing, the Company will exhaust all available cash within that period. The analysis assumed that the Company would continue to incur ongoing costs and expenses and that approximately $265,000 may be required to complete an environmental impact statement relating to the Company’s Diamondhead, Mississippi property. This analysis further assumes that the Company will not be making payments to the Florida Department of Revenue in the approximate amount of $126,000 during the year 2004, which were previously made pursuant to fifteen settlement agreements reached on behalf of five subsidiaries of the Company relating to the audit period February 1, 1989 through June 30, 1994. The analysis does assume that the Company will be making payments pursuant to the above-referenced settlements only on behalf of its subsidiary, Europasky Corporation, in the total amount of $11,600 during the year 2004. The remaining four subsidiaries obligated to make the remainder of said payments are no longer in operation and have no assets from which to satisfy their obligations under these settlement agreements. The parent corporation did not guarantee the payments due on behalf of its subsidiaries and the Company ceased making these payments, except as to Europasky Corporation, as of January 2004. There can be no assurance that the Florida Department of Revenue will not attempt to collect the amounts due on behalf of the four subsidiaries, including balloon payments totaling approximately $875,000 due after May 2005.

The Company is currently considering various methods under which it could raise sufficient funds for future use. These include, but are not limited to, bridge financing, sale of equity or debt securities, a mortgage of its Diamondhead, Mississippi property, and/or a sale of assets. In addition, on August 1, 2003, Casino World, Inc., a wholly owned subsidiary of the Company, entered into an agreement with CB Richard Ellis, Inc. (“CBRE”) to serve as its exclusive agent to secure debt and equity financing for the Company’s Mississippi project. On April 13, 2004, the Company announced that CBRE had completed a feasibility study on the proposed Diamondhead casino project and had recommended to the Company that it secure a mortgage on the property to sustain the Company during the process of obtaining various permits and approvals. The Company is currently in the process of researching ways to raise capital . However, there can be no assurance that additional capital will be available at all, or at an acceptable cost, or on a timely basis.

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

There can be no assurance that the necessary regulatory permits and approvals required to develop the Diamondhead, Mississippi property can be obtained or that financing required to do so can be obtained. At the present time, the Company does not have the financial resources to develop its proposed casino resort. There can be no assurance that the Company can successfully develop its Diamondhead, Mississippi property or that if developed, the operation will be successful.

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

Common Shares outstanding includes:
Issued Shares	34,123,409
Less: Treasury Shares	(1,250,000)
Unallocated, uncommitted ESOP Shares	(3,221,592)

Outstanding Shares	29,651,817

Note 3. Legal Proceedings

No new contingencies have arisen during the six months ended June 30, 2004 that were not reported in the Company’s Annual Report on Form-10KSB for the year ended December 31, 2003, and no material changes have occurred with respect to contingencies which were reported therein.

Note 4. Other Costs and Expenses

Other costs and expenses consisted of the following:

	2004	2003
For the three months ended June 30:
ESOP Provision	$12,727	$11,136
Real Estate and Tangible Taxes	12,130	12,811

	$24,857	$23,947

	2004	2003
For the six months ended June 30:
ESOP Provision	$26,051	$20,085
Real Estate and Tangible Taxes	22,948	25,411
Redemption of Stock Options Issued to Former Directors and Employee	—	43,000

	$48,999	$88,496

Item 2. Management’s Discussion and Analysis of Financial Condition and Financial Results

Financial Results for the Three Months Ended June 30, 2004

The Company’s business plan calls for the construction and development of a destination casino resort on property owned by the Company on the Bay of St. Louis in Diamondhead, Mississippi. In the opinion of management, this project holds the greatest potential for achieving maximum shareholder value. The Company’s management, financial resources, and assets will be primarily devoted to the development of this goal.

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

The Company obtained original site approval to locate its casino in the Bay of St. Louis at the far east end of its property. The Company is currently engaged in the process of obtaining informal approval from the federal, state and local authorities responsible for permits and approvals to locate its casino in the Bay of St. Louis west of its original location, approximately midway between the east and west boundaries of the property. The relocation will require the Company to obtain amendments to its existing permits and approvals or to obtain new permits and approvals from the federal, state and local authorities responsible for permits and approvals required for the project. There can be no assurance that such permits and approvals can be obtained.

Revenues

The Company earned revenues totaling $46,327 for the three months ended June 30, 2004 as compared to $89,721 for the same period one year ago. Revenues for both periods were primarily derived from dock lease income. In 2004, the Company earned $39,252 in dock lease income from the VTM Management, Inc. sublease on the Madeira Beach, Florida dock, while in the prior year the Company earned $67,329 in dock lease income from the Big “M” Casino lease assignment of its Ft. Myers, Florida dock and an additional $18,233 in dock lease income from the VTM Management, Inc. sublease which commenced in May 2003.

Costs and Expenses

Costs and expenses incurred for the three months ended June 30, 2004 totaled $224,453, of which $174,239 were administrative in nature. Total expenses in 2004 included non-cash ESOP charges of $12,727. For the same period in 2003, costs and expenses incurred totaled $247,290, of which $197,189 were administrative in nature. Total expenses in 2003 included non-cash ESOP charges of $11,136. The decrease in administrative expenses in the amount of $22,950 is primarily due to higher insurance costs incurred in the prior year.

Financial Results for the Six Months Ended June 30, 2004

Revenues

The Company earned revenues totaling $87,024 for the six months ended June 30, 2004 as compared to $161,467 for the same period one year ago. Revenues for both periods were primarily derived from dock lease income. In 2004, the Company earned $78,504 in dock lease income from the VTM Management, Inc. sublease on the Madeira Beach, Florida dock, while in the prior year the Company earned $134,658 in dock lease income from the Big “M” Casino lease assignment of its Ft. Myers, Florida dock and an additional $18,233 in dock lease income from the VTM Management, Inc. sublease which commenced in May 2003.

Costs and Expenses

Costs and expenses incurred for the six months ended June 30, 2004 totaled $457,361, of which $357,091 were administrative in nature. Total expenses in 2004 included non-cash ESOP charges of $26,051. For the same period in 2003, costs and expenses incurred totaled $560,394, of which $418,911 were administrative in nature. Total expenses in 2003 included non-cash ESOP charges of $20,085. The decrease in administrative expenses in the amount of $61,820 is primarily due to higher compensation and insurance costs incurred in the prior year.

Liquidity and Capital Resources

In the first six months of 2004, the Company was able to meet its ongoing costs and expenses through the use of cash on hand. During the period, the Company’s cash on hand decreased $347,607, of which $314,257 was used to meet ongoing costs and expenses. The cash balance at June 30, 2004 was $490,433.

As more fully discussed in Part 1, Note 1 to the financial statements accompanying this report, the Company will need to raise additional capital for future use to obtain permits and approvals for and to develop its Diamondhead, Mississippi property. The Company is currently considering various methods under which it could raise sufficient funds for future use. These include, but are not limited to, bridge financing, sale of equity or debt securities, a mortgage of its Diamondhead, Mississippi property, and/or a sale of assets. The Company is in the process of selling two office condominiums that it owns in Madeira Beach, Florida. Any sale would be contingent on a lease agreement for the Company’s corporate office.

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

There can be no assurance that the necessary regulatory permits and approvals required to develop the Diamondhead, Mississippi property can be obtained or that financing required to do so can be obtained. At the present time, the Company does not have the financial resources to develop its proposed casino resort. There can be no assurance that the Company can successfully develop its Diamondhead, Mississippi property or that, if developed, the operation will be successful.

Capital Expenditure Requirements

In 2002, the Company retained EDAW, Inc., to draft an Environmental Impact Statement (EIS) for its Diamondhead, Mississippi property at a base contract price of $500,000, of which $330,000 was incurred in prior years. The Company has temporarily halted the study while consideration is given to moving the location of the casino on the property.

On October 23, 2001, Mississippi Gaming Corporation, a wholly-owned subsidiary of the Company, entered into a three year Option Agreement to purchase property adjacent to the Company’s Diamondhead, Mississippi site, which property was the subject of a prior easement. The terms of the Option Agreement called for the Company to pay $10,000 upon the signing of the agreement and, beginning on January 2, 2003, to make quarterly payments of $2,500 through October 1, 2004. In addition, the Company obtained the right to purchase the property at a price of $420,000. The option to purchase the property will expire on December 31, 2004.

Critical Accounting Policy

The Company currently carries the value of the Diamondhead, Mississippi property on its balance sheet at cost, in the amount of $5,437,865 and has examined that valuation for impairment. In the opinion of management, the carrying value is not in excess of the ultimate recovery value of the property. The Diamondhead, Mississippi property was last appraised on or about August 4, 2003 by J. Daniel Schroeder Appraisal Company at $108,900,000. The appraisal was subject to certain material assumptions and was predicated on the site being fully permitted and zoned as a legally permissible, water-based casino site. There can be no assurance that the necessary regulatory permits and approvals required to develop the property can be obtained or that financing required to do so can be obtained. As of June 30, 2004 and as of the present time, the Company does not have the financial resources to develop the property. There can be no assurance that the Company can successfully develop the property or that if developed, the operation will be successful.

Item 3. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10QSB for the period ended June 30, 2004, as filed with the Securities and Exchange Commission, and have judged such controls and procedures to be effective as of June 30, 2004 (the evaluation date).

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

Item 5. Other Information

On July 20, 2004, the Mississippi Commission on Marine Resources voted to grant Casino World, Inc., a subsidiary of the Company, a two-year extension of its current coastal wetlands permit which is required for the Company’s Diamondhead, Mississippi project. The permit, which expired in August of 2004, was extended to August 2006. In the event the Company decides to move its casino location from a location in the Bay of St. Louis at the far east end of its property to a location in the Bay of St. Louis west of its original location, approximately midway between the east and west boundaries of the property, the Company will have to obtain amendments to its existing permits and approvals or obtain new permits and approvals from the federal, state and local authorities responsible for permits and approvals required for the project. There can be no assurance that such permits and approvals can be obtained.

Contract with CB Richard Ellis, Inc.

On August 1, 2003, Casino World, Inc., a wholly owned subsidiary of the Company, entered into a one year agreement with CB Richard Ellis, Inc. Under the terms of the agreement, CB Richard Ellis, Inc. would serve as exclusive agent to secure debt and equity financing for the Company’s Diamondhead, Mississippi project. The agreement, subject to certain exclusions, was contingent on performance and did not require the Company to advance or pay costs or expenses.

At a regularly scheduled meeting of the Board of Directors held on July 13, 2004, the Board voted to renew the agreement with CB Richard Ellis, Inc. for an additional year beginning August 1, 2004.

Options

On July 1, 2004, 50,000 options to purchase common stock previously awarded to a key employee, and 25,000 options to purchase common stock previously awarded to an honorary director, expired. On July 13, 2004, the Board of Directors awarded 50,000 options to purchase common stock to the same key employee, and 25,000 options to purchase common stock to the same honorary Director at an exercise price of $.72 per common share for a period of five years.

Item 6. Exhibits and Reports on Form 8-K

None.

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

DIAMONDHEAD CASINO CORPORATION

DATE: August 13, 2004	/s/	Deborah A. Vitale

	By:	Deborah A. Vitale
President

	/s/	Robert L. Zimmerman

	By:	Robert L. Zimmerman
Chief Financial Officer