Form 10QSB
period 2004-09-30
DIAMONDHEAD CASINO CORP
filed 2004-11-12
CIK 844887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of shares outstanding as of November 8, 2004: 29,691,772.

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

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30
	2004	2003
Revenues:
Dock Lease Income	$39,252	$106,581
Interest Earned on Invested Cash	903	2,664
Other	90	217

	40,245	109,462

Costs and Expenses:
General and Administrative	162,311	204,662
Depreciation and Amortization	3,542	3,955
Interest	21,791	22,197
Other	25,805	30,100

	213,449	260,914

Net Gain on Sale of Asset	79,359	—

Net Loss	(93,845)	(151,452)
Preferred Stock Dividends	(26,840)	(26,840)

Net Loss Applicable to Common Stock	$(120,685)	$(178,292)

Loss Per Share
Basic and Diluted	$(.004)	$(.006)

Weighted Average Number of Common Shares Outstanding	29,658,445	29,462,454

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	September 30
	2004	2003
Revenues:
Dock Lease Income	$117,756	$259,463
Interest Earned on Invested Cash	3,242	9,867
Other	6,271	1,599

	127,269	270,929

Costs and Expenses:
General and Administrative	519,402	623,573
Depreciation and Amortization	11,302	11,475
Interest	65,302	67,664
Other	74,804	118,596

	670,810	821,308

Net Gain on Sale of Asset	79,359	—

Net Loss	(464,182)	(550,379)
Preferred Stock Dividends	(80,520)	(80,520)

Net Loss Applicable to Common Stock	$(544,702)	$(630,899)

Loss Per Share
Basic and Diluted	$(.018)	$(.021)

Weighted Average Number of Common Shares Outstanding	29,621,705	29,410,833

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30, 2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$562,790
Accounts Receivable	6,311
Other Current Assets	35,128

Total Current Assets	604,229
Equipment and Fixtures, Less Accumulated Depreciation	7,357
Land Held for Development -Dockside Gaming	5,440,665
Long Term Receivables and Other	26,514

$6,078,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$339,606
Current Maturities of Long-Term Debt	1,008,726
Deferred Dock Lease Income	28,000

Total Current Liabilities	1,376,332

Stockholders’ Equity:
Preferred Stock, $.01 par value;
Shares Authorized: 5,000,000
Shares Outstanding: 2,122,000
Aggregate Liquidation Preference ($2,591,080)	21,220
Common Stock, $.001 par value;
Shares Authorized: 50,000,000
Shares Issued: 34,143,478	34,144
Shares Outstanding: 29,691,772
Additional Paid-In-Capital:	26,479,545
Unearned ESOP Shares	(4,773,748)
Deficit	(16,868,572)
Treasury Stock, at Cost, 1,250,000 Shares	(190,156)

Total Stockholders’ Equity	4,702,433

$6,078,765

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Operating Activities:
Net Loss	$(464,182)	$(550,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	11,302	11,475
Net Gain on Sale of Assets	(79,359)	—
Release of ESOP Shares	37,983	37,585
(Increase) decrease in:
Accounts Receivable	—	3,645
Other Current Assets	32,893	98,625
Increase (decrease) in:
Accounts Payable and Accrued Liabilities	99,660	30,916
Deferred Dock Lease Income	—	51,790

Cash used in Operating Activities:	(361,703)	(316,343)

Investing Activities:
Proceeds from Sale of Assets	156,802	—
Purchase of Equipment	—	(4,214)
Land Development	(20,265)	(255,000)

Cash provided by / (used) in Investing Activities	136,537	(259,214)

Financing Activities:
Payment of Notes and Long-Term Debt	(5,084)	(26,619)
Preferred Stock Dividends	(45,000)	(45,000)

Cash used in financing activities:	(50,084)	(71,619)

Net decrease in cash and cash equivalents	(275,250)	(647,176)
Cash and cash equivalents, beginning of period	838,040	1,692,803

Cash and cash equivalents, end of period	$562,790	$1,045,627

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Going Concern

The Company has prepared the accompanying financial statements assuming that it will continue as a going concern. Certain conditions indicate that the Company may not be able to continue as a going concern. As reflected in the accompanying financial statements, the Company incurred a loss applicable to common stock of $544,702 for the nine months ended September 30, 2004. The Company will incur additional losses in the future.

Management of the Company has analyzed future uses of cash in excess of incoming revenue for the twelve month period following September 30, 2004, and determined that, in the absence of additional financing, the Company will incur expenses or require cash usage for capital purposes that would exhaust all available cash within that period. The analysis assumed that the Company would continue to incur ongoing costs and expenses and that approximately $335,000 may be required to complete an environmental impact statement relating to the Company’s Diamondhead, Mississippi property. This analysis further assumes that the Company will not be making payments to the Florida Department of Revenue in the approximate amount of $126,000 during the forecast period, which was previously made pursuant to fifteen settlement agreements reached on behalf of five subsidiaries of the Company relating to the audit period February 1, 1989 through June 30, 1994. The analysis does assume that the Company will be making payments pursuant to the above-referenced settlements only on behalf of its subsidiary, Europasky Corporation, in the total amount of $96,677 during this period, which includes a required balloon payment in the amount of $88,945 after May 2005. The remaining four subsidiaries obligated to make the remainder of said payments are no longer in operation and have no assets from which to satisfy their obligations under these settlement agreements. The parent corporation did not guarantee the payments due on behalf of its subsidiaries and the Company ceased making these payments, except as to Europasky Corporation, as of January 2004. There can be no assurance that the Florida Department of Revenue will not attempt to collect the amounts due on behalf of the four subsidiaries, including balloon payments totaling approximately $875,000 due after May 2005.

The Company is currently considering various methods under which it could raise sufficient funds for future use. These include, but are not limited to, bridge financing, sale of equity or debt securities, a mortgage of its Diamondhead, Mississippi property, and/or a sale of assets. In fact, on August 26, 2004, the Company sold its two office condominium units located at 150-153rd Avenue in Madeira Beach, Florida, Suite 202, to an unrelated Florida corporation, for a total sales price of $164,000. In addition, on August 1, 2003, Casino World, Inc., a wholly owned subsidiary of the Company, entered into an agreement with CB Richard Ellis, Inc. (“CBRE”) to serve as its exclusive agent to secure debt and equity financing for the Company’s Mississippi project. On April 13, 2004, the Company announced that CBRE had completed a feasibility study on the proposed Diamondhead casino project and had recommended to the Company that it secure a mortgage on the property to sustain the Company during the process of obtaining various permits and approvals. The Company is currently in the process of researching ways to raise capital. However, there can be no assurance that additional capital will be available at all, or at an acceptable cost, or on a timely basis.

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

Common Shares outstanding includes:
Issued Shares	34,143,478
Less: Treasury Shares	(1,250,000)
Unallocated, uncommitted ESOP Shares	(3,201,706)

Outstanding Shares	29,691,772

Note 3. Legal Proceedings

William Poulos, et al. v. Caesars World, Inc. et al. (including Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc.)(Case No. 02-80069)(United States Court of Appeals for the Ninth Circuit (Appeal from the United States District Court, District of Nevada) (Case No. CV-S-94-1126-RLH-(RJJ)

Class Certification Denied/Decision Affirmed on Appeal

On or about November 29, 1994, William Poulos filed a class action lawsuit on behalf of himself and all others similarly situated against various defendants, including Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc., two subsidiaries of the Company, in the United States District Court for the Middle District of Florida, Orlando Division (Case No. 94-1259-CIV-ORL-22). The suit was filed against the owners, operators and distributors of cruise ship casinos which utilized casino video poker machines and electronic slot machines. The Plaintiff alleged violation of the Federal Civil RICO statute, common law fraud and deceit, unjust enrichment and negligent misrepresentation. The plaintiff filed a similar action against most major, land-based casino operators in the United States. The plaintiff contended that the defendant owners and operators of casinos, including cruise ship casinos, along with the distributors and manufacturers of video poker machines and electronic slot machines, engaged in a course of fraudulent and misleading conduct intended to induce people to play their machines based on a false understanding that the machines operate in a truly random fashion. The plaintiff alleged that these machines actually follow fixed, preordained sequences that are not random, but rather are both predictable and subject to manipulation by defendants and others. The plaintiff sought damages in excess of $1 billion dollars against all defendants. The case against the Europa subsidiaries was transferred to the United States District Court for the District of Nevada, Southern Division. The Company shared the cost of litigation in this matter with the other defendants. On June 26, 2002, the trial Court denied the plaintiffs’ Motion for Class Certification. The plaintiffs’ appealed. On August 10, 2004, the United States Court of Appeals for the Ninth Circuit affirmed the lower court’s decision. While the plaintiffs are free to pursue their individual cases, the two subsidiaries of the Company that were named as defendants in this case are no longer operating and have no assets and no ability to satisfy any judgment that might be levied against them. The Company does not expect to incur any further expenses or fees relating to this matter.

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

On or about October 30, 1998, Charles S. Liberis, the founder of the Company, a former President, Chief Operating Officer and Chairman of the Board of Directors of the Company, and his former spouse, Ginger Liberis, filed suit in the Circuit Court in and for Pinellas County, Florida for fraud and conspiracy, intentional interference with advantageous business relationships, intentional breach of duty to facilitate stock transfers, conspiracy, negligence-failure to facilitate stock transfers, defamation, conspiracy to defame, and intentional infliction of emotional distress. The Company and the defendant-directors filed motions for summary judgment in the case. The Court entered Final Summary Judgment in favor of the Company and the director-defendants on February 9, 2004. The case is now on appeal.

Note 4. Stock- Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock–Based Compensation” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, require that the Company provide pro forma information regarding net loss and net loss per share as if compensation cost related to the Company’s issuance of stock options to employees and Directors had been determined in accordance with the fair value method. The Company estimates the fair value of each stock option at the grant date using the Black-Scholes option-pricing model with an expected life of five years, no dividend yield percent, and the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Expected Volatility	71.25%	83.61%	71.25%	83.61%
Risk-Free Interest Rate	3.66%	3.04% - 3.23%	3.66%	2.54% - 3.23%

The following options were issued by the Company for the periods being reported.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Options Granted	75,000	600,000	75,000	1,350,000
Exercise Price	$.72	$.75	$.72	$.30-$.75

Pro forma information regarding net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Net Loss Applicable to Common Stock:
As Reported	$(120,685)	$(178,292)	$(544,702)	$(630,899)
Fair value based compensation	(30,037)	(228,624)	(30,037)	(379,830)

Pro Forma	$(150,722)	$(406,916)	$(574,739)	$(1,010,729)

Net Loss Per Common Share:
As Reported	$(.004)	$(.006)	$(.018)	$(.021)
Pro Forma	$(.005)	$(.014)	$(.019)	$(.034)

Note 5. Other Costs and Expenses

Other costs and expenses consisted of the following:

For the three months ended September 30:	2004	2003
ESOP Provision	$11,932	$17,500
Real Estate and Tangible Taxes	13,873	12,600

	$25,805	$30,100

For the nine months ended September 30:	2004	2003
ESOP Provision	$37,983	$37,585
Real Estate and Tangible Taxes	36,821	38,011
Redemption of Stock Options Issued to Former Directors and Employee	—	43,000

	$74,804	$118,596

Note 6. Net Gain on Sale of Asset

On August 26, 2004, the Company sold its two office condominium units located at 150-153rd Avenue in Madeira Beach, Florida, Suite 202, to South Beaches Real Estate Professionals, Inc., an unrelated Florida corporation, for a total sales price of $164,000. The net proceeds to the Company, after deducting for commissions and expenses of sale, were $156,802. The Company recorded a net gain on the sale of the asset in the amount of $79,359 during the quarter ended September 30, 2004.

The Company was headquartered in the two office condominiums which were sold. The Company, as part of the transaction, entered into a Commercial Lease agreement with the purchaser, pursuant to which it leased back one of the offices sold for a two year term beginning September 1, 2004, at an annual rent of $4,800. The Company has the right to terminate the lease upon ninety days written notice to the purchaser. All overhead expenses associated with this lease, including utilities, insurance and repairs, are the responsibility of the purchaser.

Item 2. Management’s Discussion and Analysis of Financial Condition and Financial Results

Financial Results for the Three Months Ended September 30, 2004

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

Revenues

The Company earned revenues totaling $40,245 for the three months ended September 30, 2004 as compared to $109,462 for the same period one year ago. Revenues for both periods were primarily derived from dock lease income. In 2004, the Company earned $39,252 in dock lease income from the VTM Management, Inc. sublease on the Madeira Beach, Florida dock, while in the prior year the Company earned $67,329 in dock lease income from the Big “M” Casino lease assignment of its Ft. Myers, Florida dock and an additional $39,252 in dock lease income from the VTM Management, Inc. sublease which commenced in May 2003.

Costs and Expenses

Costs and expenses incurred for the three months ended September 30, 2004 totaled $213,449, of which $162,311 were administrative in nature. Total expenses in 2004 included non-cash ESOP charges of $11,932. For the same period in 2003, costs and expenses incurred totaled $260,914, of which $204,662 were administrative in nature. Total expenses in 2003 included non-cash ESOP charges of $17,500. The decrease in administrative expenses in the amount of $42,351 is primarily due to higher insurance costs incurred in the prior year.

Financial Results for the Nine Months Ended September 30, 2004

Revenues

The Company earned revenues totaling $127,269 for the nine months ended September 30, 2004 as compared to $270,929 for the same period one year ago. Revenues for both periods were primarily derived from dock lease income. In 2004, the Company earned $117,756 in dock lease income from the VTM Management, Inc. sublease on the Madeira Beach, Florida dock, while in the prior year the Company earned $201,978 in dock lease income from the Big “M” Casino lease assignment of its Ft. Myers, Florida dock and an additional $57,485 in dock lease income from the VTM Management, Inc. sublease which commenced in May 2003.

Costs and Expenses

Costs and expenses incurred for the nine months ended September 30, 2004 totaled $670,810, of which $519,402 were administrative in nature. Total expenses in 2004 included non-cash ESOP charges of $37,983. For the same period in 2003, costs and expenses incurred totaled $821,308, of which $623,573 were administrative in nature. Total expenses in 2003 included non-cash ESOP charges of $37,585. The decrease in administrative expenses in the amount of $104,171 is primarily due to higher compensation and insurance costs incurred in the prior year.

Liquidity and Capital Resources

In the first nine months of 2004, the Company was able to meet its ongoing costs and expenses through the use of cash on hand. During the period, the Company’s cash on hand decreased $275,250. The decrease in cash over the nine month period is net of $361,703 used to fund operating activities, offset by $156,802 in proceeds derived from the sale of the Company’s condominium units in Madeira Beach, Florida. The cash balance at September 30, 2004 was $562,790.

As more fully discussed in Part 1, Note 1 to the financial statements accompanying this report, the Company will need to raise additional capital for future use to obtain permits and approvals for development of its Diamondhead, Mississippi property. The Company is currently considering various methods under which it could raise sufficient funds for future use. These include, but are not limited to, bridge financing, sale of equity or debt securities, a mortgage of its Diamondhead, Mississippi property, and/or a sale of assets. In addition to the Company selling the two office condominiums that it owned in Madeira Beach, Florida, both the President and Vice President of the Company have temporarily deferred their salaries since late July in an effort to alleviate current pressures on cash flow. Both Officers can claim the amount deferred at any time.

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

Capital Expenditure Requirements

In 2002, the Company retained EDAW, Inc., to draft an Environmental Impact Statement (EIS) for its Diamondhead, Mississippi property at a base contract price of $500,000, of which $330,000 was incurred, of which $260,000 has been paid in prior years. The Company has temporarily halted the study while consideration is given to moving the location of the casino on the property. In addition, the Company will be required to expend additional substantial funds for other costs associated with the design and development of the Diamondhead property.

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

Critical Accounting Policy

The Company currently carries the value of the Diamondhead, Mississippi property on its balance sheet at cost, in the amount of $5,440,665 and has examined that valuation for impairment. In the opinion of management, the carrying value is not in excess of the ultimate recovery value of the property. The Diamondhead, Mississippi property was last appraised on or about August 4, 2003 by J. Daniel Schroeder Appraisal Company at $108,900,000. The appraisal was subject to certain material assumptions and was predicated on the site being fully permitted and zoned as a legally permissible, water-based casino site. There can be no assurance that the necessary regulatory permits and approvals required to develop the property can be obtained or that financing required to do so can be obtained. As of September 30, 2004 and as of the present time, the Company does not have the financial resources to develop the property. There can be no assurance that the Company can successfully develop the property or that if developed, the operation will be successful.

Item 3. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10QSB for the period ended September 30, 2004, as filed with the Securities and Exchange Commission, and have judged such controls and procedures to be effective as of September 30, 2004 (the evaluation date).

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

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

On July 20, 2004, the Mississippi Commission on Marine Resources voted to grant Casino World, Inc., a subsidiary of the Company, a two-year extension of its current coastal wetlands permit which is required for the Company’s Diamondhead, Mississippi project. The permit was extended to August 2006. In the event the Company decides to move its casino location from a location in the Bay of St. Louis at the far east end of its property to a location in the Bay of St. Louis west of its original location, approximately midway between the east and west boundaries of the property, the Company will have to obtain amendments to its existing permits and approvals or obtain new permits and approvals from the federal, state and local authorities responsible for permits and approvals required for the project. There can be no assurance that such permits and approvals can be obtained.

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

DIAMONDHEAD CASINO CORPORATION
DATE: November 12, 2004	/s/ Deborah A. Vitale
By: Deborah A. Vitale
President

/s/ Robert L. Zimmerman
By: Robert L. Zimmerman
Chief Financial Officer