Form 10KSB
period 2004-12-31
DIAMONDHEAD CASINO CORP
filed 2005-03-22
CIK 844887

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

COMMISSION FILE NO: 0-17529

DIAMONDHEAD CASINO CORPORATION

(Name of small business issuer in its charter)

Delaware (State of Incorporation)	59-2935476 (I.R.S. Employer Identification Number)

150-153rd Avenue, Suite 201, Madeira Beach, Florida 33708
(Address of principal executive offices)

Registrant’s telephone number, including area code:	727/393-2885
Securities registered pursuant to Section 12 (b) of the Act:	None
Securities registered pursuant to Section 12 (g) of the Act:	Common Stock, par value $.001

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑       NO ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

     State issuer’s revenues for its most recent fiscal year: $ 167,574.

     The aggregate market value of the voting stock held by non-affiliates of the Company is $18,865,032 based on the last reported sales price of $.71 per share on March 8, 2005 multiplied by 26,570,468 shares of Common Stock outstanding and held by non-affiliates of the Company on March 8, 2005. As of the close of business on March 8, 2005, there were 32,916,247 shares of the Registrant’s Common Stock outstanding (which includes 4,955,621 shares in the Europa Cruises Corporation Employee Stock Ownership Plan).

i

PART I

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended regarding events, conditions, and financial trends that may effect the Company’s future plans of operations, business strategy, operating results, and financial position. Diamondhead Casino Corporation is referred to herein as, “the Company”, “we”, or “our”. Except for historical information contained herein, the matters discussed in this document, in particular, statements that use forward-looking terminology such as “believes,” “intends,” “anticipates,” “may,” “will,” “should,” or “expects,” or the negative or other variation of these or similar words, are intended to identify forward-looking statements that are subject to risks and uncertainties including, but not limited to, increased competition, financing, governmental action, environmental opposition, legal actions, and other unforeseen factors. The development of the Diamondhead, Mississippi project, in particular, is subject to additional risks and uncertainties, including, but not limited to, risks relating to permitting, financing, the availability of capital resources, licensing, construction and development, litigation, the activities of environmental groups, delays, and the actions of federal, state, or local governments and agencies. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Moreover, the financial results reported herein are not necessarily an indication of future prospects of the Company. Future results may differ materially.

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

ITEM 1. BUSINESS

The Company is a Delaware corporation incorporated on November 15, 1988 under the name Europa Cruises Corporation. It became a publicly held company in 1989. On or about November 22, 2002, the Company changed its name from Europa Cruises Corporation to Diamondhead Casino Corporation inasmuch as the Company’s primary business relates to the development of a casino resort in Diamondhead, Mississippi. Since November 6, 1998, the Company’s stock has traded on the Over the Counter Bulletin Board (OTCBB). The Company’s stock currently trades under the symbol “DHCC.” Prior to the corporate name change, the Company’s stock traded under the symbol “KRUZ.” Prior to trading on the Over the Counter Bulletin Board, the Company’s stock traded on the NASDAQ Small Cap Market. The Company has three active subsidiaries and no current operations. As of December 31, 2004, the Company had four employees. The Company considers its relationship with its employees to be satisfactory.

I. MISSISSIPPI

The Company, through it’s wholly owned subsidiary, Mississippi Gaming Corporation (hereafter “MGC”), owns a total of approximately 404.5 acres of unimproved land in Diamondhead, on the Bay of St. Louis, in Hancock County, Mississippi. The property is held in fee simple and is debt-free and lien-free. The Company intends to develop the property as a destination casino resort. The destination resort is expected to include a luxury hotel and spa, sports and entertainment center, a maximum of 120,000 square feet of casino space, a state-of-the-art recreational vehicle park, and a business conference center. The casino, which is required under Mississippi law to be water-based, will be located in the Bay of St. Louis.

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

The Company, through it’s wholly owned subsidiary, Casino World, Inc. (hereafter “CWI”), intends to develop its Diamondhead, Mississippi property.

The Company maintains an office in Diamondhead, Mississippi and has one employee there. The Company has no current operations in Mississippi.

MISSISSIPPI PERMITS/APPROVALS

(See also Item 3. Legal Proceedings.)

The development of the Diamondhead, Mississippi property as a casino resort requires the Company to obtain, at a minimum, certain permits and/or approvals or leases from various federal, state and local agencies, boards and commissions. These include, but are not limited to, the Mississippi Gaming Commission, Mississippi Commission on Marine Resources, Mississippi Commission on Environmental Quality, U.S. Army Corps of Engineers, the Mississippi Secretary of State, and Hancock County. The

regulatory environment relating to these permits, approvals and leases is uncertain and subject to constant change. There can be no assurance that all permits, approvals and leases required can be obtained or that if obtained, they will be renewed.

A. Mississippi Gaming Commission

On June 15, 1995, the Mississippi Gaming Commission granted site approval for the original Diamondhead casino site. (See Mississippi Regulation-Gaming Site Approval/Approval of Site Development Plans/Approval to Proceed with Development)

B. Mississippi Commission on Marine Resources

On July 16, 1996, the Mississippi Commission on Marine Resources (hereafter “CMR”) granted a Use Plan Adjustment and Permit to CWI and the Hancock County Port and Harbor Commission to develop the Mississippi Gaming Commission originally approved site plan. The foregoing was the subject of litigation which concluded in favor of CWI on March 7, 2002, a summary of which follows.

On September 18, 1996, Bay St. Louis Community Association, Preserve Diamondhead Quality, Inc., Gulf Islands Conservancy, Inc. and Concerned Citizens to Protect the Isles and Point, Inc. filed a Notice of Appeal and Complaint against the Commission on Marine Resources, Hancock County Port and Harbor Commission and CWI, in the Chancery Court of Hancock County, Mississippi (Case No. 960707), appealing the administrative decision of the CMR in granting Permit No. DMR-M 9612281-W and COE No. MS96-01566-U. The CMR filed a Response in which it maintained, in pertinent part, that it had complied with all procedural requirements relevant to grants of permits and use adjustments at issue, that its decision to grant the permit and use adjustment was grounded upon legally sufficient evidentiary grounds and that there was no proper ground at law warranting reversal of its decision. On December 31, 1996, the case was dismissed for failure to file an appeal within the proper time period. The Plaintiffs appealed the decision to dismiss the case and, on July 23, 1998, the Supreme Court of Mississippi reversed the decision to dismiss the case and remanded the case to the lower court for a hearing on the merits. A hearing on the merits of the case was subsequently held on June 22, 2000.

On September 12, 2000, the Chancery Court filed a Memorandum Opinion & Judgment affirming the decision of the CMR in granting a variance and permit to CWI. The trial court found that the CMR’s decision to issue the variance and permit was not arbitrary or capricious, that it was supported by substantial evidence, that it was consistent with the public policy set forth in the Coastal Wetlands Protection Act and that the decision did not violate any statutory or constitutional rights of the plaintiffs. On October 11, 2000, the plaintiffs appealed the court’s decision. On October 18, 2001, the Mississippi Supreme Court affirmed the decision of the CMR in granting a Use Plan Adjustment and Permit to CWI. On March 7, 2002, the plaintiff’s Motion for Reconsideration was denied.

C. Mississippi Commission on Environmental Quality

On January 22, 1997, the Mississippi Department of Environmental Quality issued a Construction Storm Water General National Pollution Discharge Elimination System (NPDES) Permit to CWI. On January 9, 1997, the Mississippi Commission on Environmental Quality (“MCEQ”) approved the issuance of the

Water Quality Certification granted by the Mississippi Department of Environmental Quality, Office of Pollution Control, to CWI and Hancock County Port and Harbor Commission. Certain associations opposed to the granting of this Certification requested an evidentiary hearing which was held in April, 1997. On June 26, 1997, the MCEQ issued an Order affirming the Water Quality Certification issued to CWI on January 9, 1997, as modified and clarified on May 22, 1997. The same associations appealed the decision to the Chancery Court of Hancock County, Mississippi. On February 27, 1998, the Chancery Court filed a Memorandum Opinion and Order denying the appeal and entering judgment in favor of the Appellees, including CWI. There was no appeal from the decision of the lower court.

D. U.S. Army Corps of Engineers

On March 26, 1998, the U.S. Army Corps of Engineers issued a Permit to the Hancock County Port and Harbor Commission, which was then immediately transferred to CWI and MGC, to, among other things; construct a casino mooring facility in the Bay of St. Louis, at the Company’s Diamondhead, Mississippi site.

On March 27, 1998, Friends of the Earth, Inc. and Gulf Islands Conservancy, Inc. filed a Complaint for Declaratory and Injunctive Relief against the United States Army Corps of Engineers to, inter alia, declare the Corps’ approval of the CWI permit without prior preparation of an environmental impact statement, to be arbitrary, capricious, an abuse of discretion and in violation of the National Environmental Policy Act, applicable Council on Environmental Quality regulations and applicable U.S. Army Corps of Engineers regulations and to enjoin the U.S. Army Corps of Engineers from permitting CWI or its successors-in-interest and all other casino developers from proceeding with future development of any dockside gambling facilities or related infrastructure in certain areas, including the Company’s site on the Bay of St. Louis, in Mississippi, until the U.S. Army Corps of Engineers prepared an environmental impact statement. The Company was not named as a party in the action. On or about August 31, 1998, the Company filed a motion for leave to intervene as a party defendant in the action. On November 4, 1998, the Court granted the Company’s motion to intervene.

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

Casino operations did not commence within three years of signing of the transfer and the Tidelands Lease expired. The Mississippi statute relating to the lease of tidelands requires all proceeds of the leases to go to the State of Mississippi. The Mississippi Secretary of State has indicated that he will not renew a lease with the Hancock County Port and Harbor Commission. Therefore, CWI and/or MGC will be required to apply directly to the Secretary of State for a new Tidelands Lease. There can be no assurance the Mississippi Secretary of State will grant a Tidelands Lease.

F. Hancock County

The Company’s Diamondhead, Mississippi property is located in Hancock County, Mississippi. On January 16, 1997, the Hancock County Board of Supervisors adopted a county-wide zoning plan. The Company’s 404-acre site was zoned as a Special Use District Waterfront Gaming District.

Each year, beginning on November 18, 1998, CWI forwarded a request to the Hancock County Planning Commission for an extension or renewal, to the extent, if any, one might be deemed necessary, of the Special Use District-Waterfront District designation given to the property to be developed. Each year, beginning in 1998, the Hancock County Planning Commission has passed a resolution extending the Waterfront Special Use District designation for a period of one year. Each year, the resolution has been submitted to the Hancock County Board of Supervisors for ratification and approval and each year since 1998, the Hancock County Board of Supervisors has voted to approve the resolution.

Most recently, in October, 2004, CWI forwarded a request to the Hancock County Planning Commission for an extension or renewal, to the extent, if any, one might have been deemed necessary, of the Special Use District-Waterfront District designation given to the property to be developed by CWI. On November 18, 2004, the Hancock County Planning Commission passed a resolution extending the Waterfront Special Use District designation through December 31, 2005. The resolution was ratified by the Hancock County Board of Supervisors on December 6, 2004.

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

MISSISSIPPI REGULATION

The Company has no current operations in Mississippi and does not operate any gaming facility in Mississippi. The Company intends to develop its Diamondhead property as a destination casino resort and to eventually operate its casino resort, with an experienced operator, through its subsidiaries, MGC and CWI. Assuming it is successful in developing its resort, the Company and its subsidiaries will be subject to federal, state and local, laws, rules, ordinances and regulations with respect to the operation of any gaming facility. The following is intended to serve as a partial description of the Mississippi regulatory environment in which the Company and its subsidiaries would seek approvals to operate and is not intended to be a complete, precise, and updated recitation of all applicable laws, rules, regulations or ordinances. Additional or more restrictive laws, rules and regulations could be adopted at any time or gambling could be completely banned.

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

Gaming Site Approval

With respect to gaming site approval, preliminary approval constitutes only the Commission’s finding that the location complies with applicable gaming laws and regulations. An application for site approval must include (1) a survey indicating the specific location of the property; (2) the current use of any adjacent property as well as the location of the nearest residential area, church and school; (3) evidence that all applicable zoning ordinances allow gaming at the proposed site; and evidence satisfactory to the Commission in support of the foregoing. Preliminary site approval does not entitle the person receiving preliminary approval to approval of site development plans, nor does it constitute a license to engage in gaming or a right to a gaming license. Preliminary gaming site approval is a revocable privilege, and no holder acquires any vested right therein. Preliminary site approval is not subject to sale, assignment or transfer. Preliminary site approval may be granted for a period not to exceed two years; however, such approval will automatically expire six months from the date granted if site development plans have not been approved by the Commission within that time.

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

Deborah Vitale, President and Chairman of the Board of Diamondhead Casino Corporation and President and a Director of CWI and MGC, was issued a key person license by the Colorado Gaming Commission during 1994. A Colorado license is ineffective in Mississippi. During 1996, Ms. Vitale’s key person license in Colorado expired and was not renewed.

License Fees and Taxes

License fees and taxes are payable to the State of Mississippi and to the counties and cities in which the Mississippi Gaming Subsidiary’s respective operations will be conducted. The license fee payable to the State of Mississippi is based upon “gaming receipts”, generally defined as gross receipts less payouts to customers as winnings, and equals 4% of gross revenue of $50,000 or less per calendar month, plus 6% of gross revenue over $50,000 and less than $134,000 per calendar month, plus 8% of gross revenue over $134,000 per calendar month. License fees paid in any taxable year are allowed as a credit against the Mississippi State income tax liability of a licensee for that taxable year. In addition, a licensee must pay a $5,000 annual license fee and an annual fee based upon the number of games it operates. In addition to state gaming license fees or taxes, a municipality or county may impose a gross revenue fee upon a licensee based on all gaming receipts derived from the establishment equal to approximately 4%. Certain local and private laws of the State of Mississippi may impose fees or taxes in addition to the fees described above.

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

Extensive Non-Gaming Laws and Regulations

The Company and/or its subsidiaries will be subject to additional federal, state and local safety, health, employment, and other laws, regulations and ordinances that apply to non-gaming businesses generally. For example, in Mississippi, casino barges must be inspected every two years and must also meet the fire safety standards of the Mississippi Fire Prevention Code and the Life Safety Code and the Standards for the Construction and Fire Protection of Marine Terminals, Piers and Wharfs of the National Fire Protection Association. All shipboard employees of the operating entity, even those having nothing to do with its operation as a vessel, such as dealers, waiters and security personnel may be subject to the Jones Act which, among other things, exempts those employees from state limits on workers’ compensation awards. Regulations adopted by the Financial Crimes Enforcement Network of the U.S. Treasury Department require currency transactions in excess of $10,000 occurring within a gaming day to be reported, including identification of the patron by name and social security number. Substantial penalties can be imposed for failure to comply with these regulations. The foregoing are just examples of the pervasiveness of the non-gaming laws, rules, regulations and ordinances that would apply to a barge-based casino operator.

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

MANAGEMENT AGREEMENT

On June 19, 1993, CWI and MGC entered into a Management Agreement with Casinos Austria Maritime Corporation (CAMC). Subject to certain conditions, under the Management Agreement, CAMC would operate, on an exclusive basis, all of the Company’s proposed dockside gaming casinos in the State of Mississippi. If the Company enters into a joint venture arrangement pursuant to which the joint venture partner acquires a controlling interest, the agreement with CAMC will terminate. Unless earlier terminated pursuant to the provisions of the Agreement, the Agreement terminates five years from the first day of actual Mississippi gaming operations and provides for the payment of an annual operational term management fee of 1.2% of all gross gaming revenues between zero and one hundred million dollars ($100,000,000); plus 0.75% of gross gaming revenue between $100,000,000 and $140,000,000; plus 0.5% of gross gaming revenue above $140,000,000; plus two percent of the net gaming revenue between zero and twenty-five million dollars ($25,000,000); plus three percent of the net gaming revenue above twenty-five million dollars ($25,000,000).

FINANCIAL SERVICES AGREEMENT

On August 1, 2003, the Company, through CWI, entered into a Financial Services Agreement with CB Richard Ellis, Inc. (“CBRE”) of Las Vegas, Nevada to arrange, on an exclusive basis, debt and/or equity financing for the development of the Company’s Mississippi property. The Agreement was originally valid for a period of one year from the date of signing, however, in August of 2004, the parties agreed to extend the period for one additional year. The fee agreement remains valid for an additional year for any debt or equity parties to whom the Casino World project was submitted by CBRE during the term of the agreement and with whom CWI met and negotiated. The agreement calls for CBRE to receive 2% of the gross amount of any debt financing arranged and 7% of the gross amount of any equity investment raised. In addition, should the property or any portion thereof be sold, CBRE is entitled to 10% of the first million dollars paid, 8% of the second million dollars paid, and 6% of any amount paid in excess of two million dollars.

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

II. FLORIDA

The Company no longer has any operations in Florida. The Company does, however, lease a dock and related facilities, as well as office space, in Madeira Beach, Florida, where it maintains its corporate headquarters.

ITEM 2. PROPERTIES

DIAMONDHEAD, MISSISSIPPI PROPERTY

On June 19, 1993, the Company, through MGC, exercised its option to purchase 404.5 acres of property at Diamondhead, Mississippi for $4,000,000. To complete the purchase of the Diamondhead property, MGC obtained a $2,000,000 loan from Casinos Austria Maritime Corporation (“CAMC”) that was secured by a first mortgage on the Diamondhead, Mississippi property. The first mortgage loan was payable interest only at 8% per annum for fifteen months. The full principal balance on the first mortgage loan was due and payable on June 30, 1995. Prior to its due date, the first mortgage was paid in full from proceeds of a loan obtained by the Company in May 1995 from First Union National Bank of Florida. The loan due First Union National Bank of Florida has been paid in full and the Mississippi property is now debt-free.

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

EASEMENT/OPTION TO PURCHASE ADJOINING PARCEL

The Company, through MGC, acquired a 100-foot wide perpetual easement from an adjoining property owner on December 22, 1994. The cost of the easement was $60,000. MGC had the right to construct an asphalt roadway at its expense on the easement property. If construction of the roadway did not commence in seven years from the date of the easement grant, the easement would terminate and revert to the Grantors. The Company was not ready to begin road construction by the expiration date of the easement. Therefore, on October 23, 2001, MGC entered into a three year Option Agreement to purchase the property which was the subject of the easement. The terms of the Option Agreement called for the Company to pay $10,000 upon the signing of the agreement and, beginning on January 2, 2003, to make quarterly payments of $2,500 through October 1, 2004. The option to purchase the property expired on December 31, 2004. The Company has entered into a second Option Agreement to purchase the property beginning January 1, 2005, and extending for a period of one year. The terms of the Agreement call for the Company to make payments in the amount of $2,500 at the beginning of each calendar quarter in 2005. The Company has the option to purchase the property on or before December 31, 2005 for $415,000.

OFFICES

The Company’s headquarters is located at an office condominium leased by the Company at 150-153rd Ave., Suite 201, in Madeira Beach, Florida. The condominium was previously owned by the Company and sold to an unrelated third party in August, 2004. As part of the sales contract, the Company leased back approximately 400 square feet of office space which was part of the previously owned unit.

Location	Lease Terms
Florida

150 153rd Ave., Suite 201 Madeira Beach, Florida 33708	Two years commencing September 1, 2004. The Company may terminate the lease at any time with 90 days notice.

Mississippi

5403 Indian Hill Blvd. Diamondhead, Mississippi 39525	Two years commencing June 1, 1998 and continuing month-to-month thereafter

DOCK SPACE

The Company leased dock and related premises at the following location in 2004:

Location	Lease Terms
150 - 129th Ave. Madeira Beach, Florida 33708	Three years commencing November 1, 1996 with options to renew for three additional three year periods beginning November 1, 1999. The Company exercised the option to renew this lease effective November 1, 2002 and ending October 31, 2005. The Company subleases this property. (This lease is the subject of litigation. See Item 3. Legal Proceedings.)

STORAGE FACILITIES

The Company leased storage facilities at the following location in 2004:

Florida	Lease Terms
4319 Duhme Rd. Madeira Beach, Florida 33708.	Month-to-month leases on various storage units.

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

In January 2004, the Company notified the Florida Department of Revenue that four of the five subsidiaries which had entered into the fifteen Closing Agreements were no longer in business, had no assets, and were unable to make further payments pursuant to their respective Closing Agreements. The Company further notified the Florida Department of Revenue that one subsidiary, Europasky Corporation, remained in business, was receiving revenue pursuant to a sublease, and would continue to make payments due pursuant to the Closing Agreements. The total settled liability for Europasky Corporation pursuant to its three Closing Agreements was $162,369. The balance due under these three Closing Agreements at December 31, 2004 was $93,778. The financial statements have not been adjusted to reflect any reduction in the debt owed to the Florida Department of Revenue.

Gaming-Related Litigation

William Poulos, et al. v. Caesars World, Inc. et al. (including Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc.)(Case No. 02-80069)(United States Court of Appeals for the Ninth Circuit (Appeal from the United States District Court, District of Nevada) (Case No. CV-S-94-1126-RLH-(RJJ)

Case Dismissed

On or about November 29, 1994, William Poulos filed a class action lawsuit on behalf of himself and all others similarly situated against approximately thirty-three defendants, including Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc., two former subsidiaries of the Company, in the United States District Court for the Middle District of Florida, Orlando Division (Case No. 94-1259-CIV-ORL-22). The suit was filed against the owners, operators and distributors of cruise ship casinos which utilized casino video poker machines and electronic slot machines. The Plaintiff alleged violation of the Federal Civil RICO statute, common law fraud and deceit, unjust enrichment and negligent misrepresentation. The plaintiff filed a similar action against most major, land-based casino operators in the United States. The plaintiff contends that the defendant owners and operators of casinos, including cruise ship casinos, along with the distributors and manufacturers of video poker machines and electronic slot machines, have engaged in a course of fraudulent and misleading conduct intended to induce people to play their machines based on a false understanding that the machines operate in a truly random fashion. The plaintiff alleges that these machines actually follow fixed, preordained sequences that are not random, but rather are both predictable and subject to manipulation by defendants and others. The plaintiff seeks damages in excess of $1 billion dollars against all defendants. The case against the former Europa subsidiaries was transferred to the United States District Court for the District of Nevada, Southern Division. The Company is sharing the cost of litigation in this matter with the other defendants. On June 26, 2002, the Court denied the plaintiffs’ Motion for Class Certification. On August 15, 2002, the plaintiffs were granted leave to appeal the decision of the lower court to the United States Court of Appeals for the Ninth Circuit. On August 10, 2004, the Court of Appeals affirmed the lower court’s decision. On or about March 22, 2005, the plaintiffs dismissed the case against Europa Cruises of Florida 1, Inc. and Europa Cruises of Florida 2, Inc.

Other Litigation

Sea Lane Bahamas Limited and Marne (Delaware), Inc. v. Europa Cruises Corporation and Europa Cruise Line, Ltd. (Case No. 98-25157CA02)(Eleventh Judicial Circuit in and for the Circuit Court for Miami-Dade County)

Case Dismissed

On November 3, 1998, Sea Lane Bahamas Limited and Marne (Delaware) Inc. filed suit against Europa Cruises Corporation and Europa Cruise Line, Ltd. in the Circuit Court for Miami-Dade County, Florida (Case No. 98-25127CA02), alleging breach of charter, breach of settlement agreement, and fraud in the inducement and seeking substantial compensatory and punitive damages. The Company previously recorded an estimated liability for losses in this matter in the amount of $400,000. The claims asserted in this case, or variations of them, were in litigation in various courts or in arbitration since 1994. The case was dismissed by Order of the Court in 1999. In 2003, the estimated liability for these claims, in the amount of $400,000 was reversed.

Liberis v. Steven M. Turner, Deborah A. Vitale, William A. Herold, Dr. Ernst Walter, Sharon Petty, Charles “Kip” Reddien, Serco International Limited, Casinos Austria Maritime Corporation (CAMC), Austroinvest International Limited, Bertha Gersh, as Administrator of the

Estate of Victor Gersh, Europa Cruises Corporation, Peter Mueller, Steven B. Solomon, and John Does A-Z (Circuit Court in and for Pinellas County, Florida) (Civil Action No. 98-007120-CI-008)

Case on Appeal

On or about October 30, 1998, Charles S. Liberis, the founder of the Company, a former President, Chief Operating Officer and Chairman of the Board of Directors of the Company, and his former spouse, Ginger Liberis, filed suit in the Circuit Court in and for Pinellas County, Florida for fraud and conspiracy, intentional interference with advantageous business relationships, intentional breach of duty to facilitate stock transfers, conspiracy, negligence-failure to facilitate stock transfers, defamation, conspiracy to defame, and intentional infliction of emotional distress. This is the tenth legal action filed by Charles Liberis against the Company. The Company and the defendant-directors filed motions for summary judgment in the case. The Court entered Final Summary Judgment in favor of the Company and the director-defendants on February 9, 2004. The case is on appeal.

Hubbard Enterprises, Inc. v. Europasky Corporation (Circuit Court in and for Pinellas County, Florida)(Case No. 99-003715CI-007)

Claims against Europa dismissed/Europa’s claims against Hubbard pending

In 1999, Hubbard Enterprises, Inc. (“Hubbard”), which leases dock and related space in Madeira Beach, Florida to Europasky Corporation (“Europasky”), a wholly-owned subsidiary of the Company, initially sued Europasky in this case claiming that Europasky owed rent to Hubbard for all passengers who boarded its ship as opposed to only passengers who “paid” to board its ship. Europasky countersued for breach of contract, tortious interference and malicious prosecution. Europasky filed a motion for summary judgment and was successful in getting Hubbard’s claims against Europasky dismissed. The lower court’s decision was affirmed on appeal. This leaves just Europasky’s claims against Hubbard pending. Europasky is suing Hubbard for damages in the approximate amount of $1,184,702, plus prejudgment interest and punitive damages. Europasky’s attorneys have a 40% contingency fee in this case. Europasky pays no legal fees and no expenses in the case unless it prevails. Trial in this case is now scheduled for April 11, 2005.

Hubbard Enterprises, Inc. v. Europasky Corporation (Circuit Court in and for Pinellas County, Florida)(Case No. 03-4917-CI-11)

Case Pending

On or about July 10, 2003, Hubbard Enterprises, Inc. (“Hubbard”), which leases dock and related space in Madeira Beach, Florida to Europasky Corporation (“Europasky”), a wholly-owned subsidiary of the Company, filed another lawsuit against Europasky Corporation, seeking a declaration from the Court that Europasky breached its lease with Hubbard and was in default and further, that Europasky does not have an option to extend its lease with Hubbard for an additional three year period from November 1, 2005 to October 31, 2008. Hubbard dropped its claim that Europa breached its lease and was in default. In the event Hubbard were successful on its claim that Europasky’s options to renew the lease end on October 31, 2005, Europasky Corporation would lose its right to assign its lease or sublease the premises for the period November 1, 2005 through October 31, 2008. Europasky Corporation currently subleases the premises to VTM Management, Inc. The terms of the sublease with VTM call for VTM to make all future payments due to Hubbard under the lease and, in addition, to pay additional rent to the Company in the approximate amount of $13,000 per month.

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

	2004 Quarters		2003 Quarters
	High	Low	High	Low
First Quarter	$1.00	$.63	$.48	$.26
Second Quarter	.90	.59	.70	.38
Third Quarter	.79	.58	1.02	.52
Fourth Quarter	.75	.52	.90	.51

On December 31, 2004, there were 963 registered holders of record of the Common Stock of the Company. On March 8, 2005, there were 961 registered holders of record of the Common Stock of the Company.

The Company has never paid a cash dividend on its Common Stock. Reference is made to Part III, Item 10 of this report which describes in full all compensation involving equity securities related to Directors and Officers of the Company.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Plan of Operation

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

The Company had no operations in 2004 or 2003. The Company ended its cruise ship gaming operations in 2000. Revenues generated by the Company totaled $167,574 in 2004 and $357,455 in 2003. Revenues were derived primarily from dock lease income in both years. The Company incurred a net loss applicable to common stock of $747,599 in 2004, and $528,520 in 2003. Management of the Company believes that there will be a need to raise capital in 2005 so the Company may proceed with the process of procuring the permits necessary to develop a casino resort. Because of the uncertainty of the Company’s financial condition, the audited financial statements for the year ended December 31, 2004, contain a report rendered by the Company’s outside auditing firm, with explanatory language, as to the Company’s ability to continue as a going concern.

Off Balance Sheet Arrangements

As discussed in Part I of this report, the Company retained an engineering firm, EDAW, Inc., to draft an Environmental Impact Statement (EIS) for its Diamondhead, Mississippi property at a basic cost of $500,000, of which $260,000 has been paid through the date of this report. The Company temporarily halted the EIS beginning in the third quarter of 2003 to consider the possible relocation of a casino vessel at the Diamondhead property. Since that time, the Company has had various engineering studies performed on the property. During 2004, the Company expended $20,556 on these studies. The Company expects to resume the EIS after it has determined, based on new engineering studies, whether or not to relocate the casino. Should the Company decide to relocate the casino, all permits previously issued for the original location would have to be amended or new permits for the new location would have to be obtained.

On October 23, 2001, MGC entered into a three year Option Agreement to purchase property which was the subject of a prior easement. The terms of the Option Agreement called for the Company to pay $10,000 upon the signing of the agreement and, beginning on January 2, 2003, to make quarterly payments of $2,500 through October 1, 2004. In addition, the Company obtained the right to purchase the property at a price of $390,000 should it exercise its option to do so before December 31, 2004. The Company did not exercise the option by December 31, 2004, and therefore entered into a Second Option Agreement to purchase the subject property. The Second Option Agreement is for a term of one year expiring on December 31, 2005, and calls for payments of $10,000 at the beginning of each calendar quarter. The Company has the option to purchase the property for $415,000 prior to December 31, 2005.

The Company believes that in addition to the EIS discussed above, full permitting for the property and plans for ultimate construction of a casino resort will require material capital expenditures for engineering, architectural, accounting, and legal services. The amount ultimately required is unknown at this time.

Critical Accounting Policy

The Company currently carries the value of the Diamondhead, Mississippi property on its balance sheet at cost, in the amount of $5,450,955 and has examined that valuation for impairment. In the opinion of management, the carrying value is not in excess of the ultimate recovery value of the property. However, there can be no assurances that the necessary regulatory approvals can be obtained or that financing will be available to develop the property. At December 31, 2004, the Company does not have the financial resources to develop the property. There can be no assurance that the property will be developed.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements and notes thereto are included herein beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10KSB for the year December 31, 2004, as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of December 31, 2004 (the evaluation date).

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

ITEM 8B. OTHER INFORMATION

No reports on Form 8K were filed during the fourth quarter of 2004.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS. COMPLIANCE WITH SECITON 16(A) OF THE EXCHANGE ACT

A. Directors and Officers:

The current executive officers of the Company and their titles are as follows:

Name	Age	Title
Deborah A. Vitale	54	Chairman of the Board, President, Chief Executive Officer, and Treasurer
Gregory A. Harrison	60	Director, Vice President, Secretary
Frank E. Williams, Jr.	70	Director
Bejamin J. Harrell	51	Director
Dr. Arnold Sussman	69	Director
H. Steven Norton	71	Director
Robert Zimmerman	55	Chief Financial Officer

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

GREGORY A. HARRISON, Ph.D., P.E., was elected a Director of the Company on February 20, 1998. Dr. Harrison was appointed Vice-President of the Company on July 18, 2002 and was appointed Secretary of the Company on July 25, 2002. Dr. Harrison is a consulting engineer with thirty-nine years of diversified fire protection/safety/project engineering experience with NASA, DOD, NBS, NRC, ARAMCO, and Tenera, L.P. Effective August 27, 2004, Dr. Harrison became a Professional Engineer licensed to practice in the state of Mississippi. Dr. Harrison has qualified as an expert witness in various courts in ten states. Dr. Harrison received a B.S. degree in Fire Protection Engineering from the University of Maryland in 1966, an M.S. degree in Civil Engineering from the University of Maryland in 1970, an M.S. degree in Engineering Administration from George Washington University in 1979 and a Ph.D. in Safety Engineering from Kennedy-Western University in 1994. Dr. Harrison has held a top secret security clearance with the U.S. Department of Energy, the U.S. Nuclear Regulatory Commission, and the Department of Defense. Dr. Harrison has served on the Board of Directors of Data Measurement Corporation and was an Advisory Board member of United Bank and First Patriot National Bank.

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

BENJAMIN J. HARRELL was elected a Director of the Company on July 18, 2002. Mr. Harrell was the founder and served as President and CEO of Pete Fountain Productions, Inc. from 1979 until it was acquired in 1999 by Production Group International, Inc., a global event communications company. Mr. Harrell currently manages the acquiring company’s business in the New Orleans area. Mr. Harrell also currently serves as Vice President of Pete Fountain Entertainment, LLC, which until March 2003, operated one of the largest jazz clubs in New Orleans. Since 1975, Mr. Harrell has served as personal manager for the internationally noted jazz artist, Pete Fountain. Mr. Harrell handles all aspects of Mr. Fountain’s career, including promotion, concerts, personal appearances and commercial endorsements. From 1985 through 2003, Mr. Harrell served as President of Cresent Sound & Light, Inc, a professional sound, lighting, video and staging company for the convention and entertainment industry. Mr. Harrell served as a Director of the New Orleans Metropolitan Convention and Visitors Bureau from 1997 through 1999. On January 15, 2004, Mr. Harrell was elected to the Board of Directors of Mississippi Gaming Corporation, a wholly owned subsidiary of the Company.

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

H. STEVEN NORTON was elected a Director of the Company on August 6, 2002. Since 1998, Mr. Norton has served as President and CEO of Norton Management, Inc., a consulting company in Alton, Illinois and Las Vegas, Nevada. Mr. Norton also currently serves as a Director of Centaur, Inc., a private company which owns a casino in Central City, Colorado and a equity interest in Hossier Park, an Indiana race track, located in Anderson, Indiana. Mr. Norton is also a Director of Colorado Casino Resorts, Inc., Cripple Creek, Colorado and North East Resorts, Inc., a private company pursuing gaming in the state of Massachusetts; and is Vice Chairman of Onnam Entertainment, a Company with contracts to develop and operate Indian casinos in various U. S. states.

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

C. Code of Ethics

The Company adopted a Code of Ethics in 2004 that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code was attached as an exhibit to the prior year’s annual report. A copy of the Code of Ethics will be made available to any shareholder, free of charge, upon written request to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon its review of Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, all of such forms were filed timely by reporting persons during 2004 and all purchases and sales of stock have been disclosed by the Company with the following exceptions:

On September 15, 2004, Dr Arnold Sussman, a Director of the Company, reported one transaction for the sale of common stock on September 7, 2004 that should have been reported by September 9, 2004; another transaction for the sale of common stock on September 9, 2004 that should have been reported by September 13, 2004; and three separate transactions of sales of common stock which occurred on September 10, 2004 that should have been reported by September 14, 2004. In addition, on December

20, 2004, Dr. Sussman reported one transaction for the sale of common stock that occurred on December 15, 2004 that should have been reported by December 17, 2004.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides information concerning the compensation of current executive officers of the Company and its wholly owned subsidiaries. No other person serving as an executive officer on December 31, 2004, received cash compensation in excess of $100,000 during any of the last three fiscal years.

SUMMARY COMPENSATION TABLE

		Annual Compensation					Long Term Compensation
						Awards		Payouts
					Other
					Annual	Restricted			All
Name and					Compen-	Stock		LTIP	Other
Occupation	Year	Salary		Bonus	sation	Awards	Options	Payouts	Compensation
Deborah A. Vitale	2004	$125,000	(1)	None	None	None	None	None	(3)
President	2003	$125,000		None	None	None	825,000 (2)	None	(3)
	2002	$125,000		None	None	None	None	None	(3)

(1)	Ms. Vitale received only $72,115 of her compensation in 2004. The remainder will be paid at a later date.

(2)	On March 11, 2003, Ms. Vitale was awarded 750,000 options exercisable at $ .30 per share for services rendered as a Director. On April 2, 2003, 750,000 other options to purchase shares of Common Stock exercisable at $1.00 per share expired. On July 23, 2003, Ms. Vitale was awarded 75,000 options exercisable at $ .75 per share.

(3)	As of December 31, 2002, Ms. Vitale became 60% vested in 75,620 shares of Common Stock allocated to her account in the Europa Cruises Corporation Employee Stock Ownership Plan for shares allocated through 2001. As of December 31, 2003, Ms. Vitale became 80% vested in 128,426 shares of Common Stock allocated to her account in the Europa Cruises Corporation Employee Stock Ownership Plan for shares allocated through 2002. As of December 31, 2004, Ms. Vitale became 100% vested in 223,828 shares of Common Stock allocated to her account in the Europa Cruises Corporation Employee Stock Ownership Plan for shares allocated through 2003.

OPTION GRANTS IN LAST FISCAL YEAR

On July 1, 2004, 50,000 options to purchase common stock issued to an Officer of the Company, and 25,000 options to purchase common stock issued to an Honorary Director of the Company, expired. On July 13, 2004, the Board of Directors awarded 50,000 options to purchase common stock to an Officer of the Company and 25,000 options to purchase common stock to an Honorary Director of the Company at an exercise price of $.72 per share.

AGGREGATE OPTIONS EXERCISED IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

The following table shows stock options exercised by the named executive officers, directors, and former directors of the Company during the fiscal year ended December 31, 2004. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 2004. None of the following options are “incentive stock options” within the meaning of Section 422A of the Internal Revenue Code of 1986.

			Number of Securities		Value of Unexercised
	Shares	Value	Underlying Unexercised		In-the-Money Options
	Acquired	Realized	Options at Year-End		At Year-End(2)
	On Exercise	(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Deborah A. Vitale	None	None	2,175,000	None	$486,000	None
Gregory A. Harrison	None	None	425,000	None	56,000	None
James Illius	None	None	400,000	None	6,400	None
Frank E. Williams, Jr.	None	None	75,000	None	None	None
Arnold Sussman	None	None	75,000	None	None	None
Benjamin J. Harrell	None	None	75,000	None	None	None
H. Steven Norton	None	None	75,000	None	None	None

(1)	The “Value realized” reflects the appreciation on the date of exercise (based on the excess of the fair market value of the shares on the date of exercise over the exercise price). However, because the grantee of the option may keep the shares acquired upon the exercise of options or sell them at a different price, this amount does not necessarily reflect cash realized upon the sale of those shares.

(2)	“In-the-Money Options” are options outstanding at the end of the last fiscal year for which the fair market value of the Common Stock at the end of the last fiscal year ($.66 per share) exceeded the exercise price of the options.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AS OF MARCH 8, 2005

The following table sets forth, to the Company’s knowledge, as of March 8, 2005, based on filings with the Securities and Exchange Commission and/or direct communication with certain beneficial owners, the beneficial ownership of the outstanding Voting Stock held by (i) each person or entity beneficially owning more than 5% of the shares of any class of Voting Stock, (ii) each director, nominee, and certain executive officers, individually, and (iii) all directors and executive officers as a group.

	Amount &
	Nature of
Name and Address	Beneficial	Title of	%	%
Beneficial Owner	Ownership	Class	of Class	Voting(1)
Europa Cruises Corporation	3,181,820	Common	8.42%	8.03%
Employee Stock Ownership Plan Trust (2)
150-153rd Avenue
Madeira Beach, Florida 33708

Deborah A. Vitale (2) (3)	5,772,648	Common	15.27%	14.57%
Chairman, President, CEO, and Treasurer
Chairman, President, and Treasurer of
Casino World, Inc. and Mississippi Gaming Corp.
1013 Princess Street
Alexandria, Virginia 22314

Gregory Harrison (4)	1,282,951	Common	3.39%	3.24%
Director, Secretary, and Vice President
16209 Kimberly Grove
Gaithersburg, Maryland 20878

Dr. Arnold Sussman (5)	1,394,147	Common	3.69%	3.52%
Director
2440 M Street, N.W. Suite 203
Washington, D.C. 20037

	Amount &
	Nature of
Name and Address	Beneficial	Title of	%	%
Beneficial Owner	Ownership	Class	of Class	Voting(1)
Benjamin J. Harrell (6)	550,000	Common	1.45%	1.39%
Director
237 N. Peters Street, Fourth Floor
New Orleans, Louisiana 70130

Frank E. Williams, Jr., (7)	423,650	Common	1.12%	1.07%
Director
2789b Hartland Road
Falls Church, Virginia 22043

H. Steven Norton (8)	150,000	Common	.40%	.38%
Director
700 Rozier Street
Alton, Illinois 62002

James Illius (9)	2,258,151	Common	5.97%	5.70%
3791 Francis Drive
Rocky River, Ohio 44116

Serco International Limited (10)	924,334	Common	2.44%
P.O. Box 15, A-9010	900,000	S-NR Preferred	100.00%
Klagenfurt, Austria	926,000	S Preferred	100.00%	6.94%

Austroinvest International Limited (10)	924,334	Common	2.44%
P.O. Box 15, A-9010	900,000	S-NR Preferred	100.00%
Klagenfurt, Austria	926,000	S Preferred	100.00%	6.94%

Ernst G. Walter (10)	924,334	Common	2.44%
14700 Gulf Blvd., Apt.401	900,000	S-NR Preferred	100.00%
Madeira Beach, Florida 33708	926,000	S Preferred	100.00%	6.94%

All Directors and Officers as a Group
( 7 persons)	9,900,429		26.19%	24.98%

(1)	Common Stock, Series S-NR Preferred Stock and Series S Preferred Stock have been combined for the purpose of calculating voting percentages.

(2)	The Europa Cruises Corporation Employee Stock Ownership Plan (“ESOP”) was established on August 18, 1994. The Trustee of the ESOP is Deborah A. Vitale, President, CEO, and Chairman of the Board. As of December 31, 2004, 1,818,180 ESOP shares had been released and 1,738,635 ESOP shares had been allocated to participants in the ESOP. The participants in the ESOP are entitled to direct the Trustee as to the manner in which the Company’s allocated shares are voted. Unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.

(3)	Includes 3,181,820 unallocated common shares of the ESOP Trust; 117,000 shares of Common Stock owned directly by Ms. Vitale; options to purchase 2,250,000 shares of Common Stock; and 223,828 shares of Common Stock, which represent shares of stock held in Ms. Vitale’s fully vested ESOP participant account.

(4)	Includes 782,951 shares of Common Stock owned directly by Mr. Harrison and options to purchase 500,000 shares of Common Stock.

(5)	Includes 1,241,147 shares of Common Stock owned directly by Dr. Sussman; 3,000 shares of Common Stock owned by Dr. Sussman’s wife; and options to purchase 150,000 shares of Common Stock.

(6)	Includes 400,000 shares of Common Stock held directly by Mr. Harrell and options to purchase 150,000 shares of Common Stock.

(7)	Includes 210,000 shares of Common Stock owned directly by Mr. Williams; 63,650 shares of Common Stock owned by the Williams Family Limited Partnership of which Mr. Williams is President of the General Partner, the Williams Family Corporation; and options to purchase 150,000 shares of Common Stock.

(8)	Includes options to purchase 150,000 shares of Common Stock.

(9)	Includes 1,788,751 shares of Common Stock owned directly by Mr. Illius; options to purchase 400,000 shares of Common Stock; 17,400 shares of Common Stock owned by Mr. Illius’ wife; 16,000 shares of Common Stock owned by Mr. Illius’ son; 16,000 shares of Common Stock owned by Mr. Illius’ daughter; and 20,000 shares of Common Stock owned by Builders’ Loft, Inc. Pension Fund, which Mr. Illius manages.

(10)	Serco International Limited and Austroinvest International Limited are affiliated entities. The Company understands that Dr. Ernst Walter is the sole director of each company. The total beneficial ownership of securities of the Company held by the two corporations and Dr. Walter includes: 924,334 shares of Common Stock owned by Serco International Limited; 900,000 shares of Series S-NR Preferred Stock owned by Serco International Limited; and 926,000 shares of Series S Preferred Stock owned by Austroinvest International Limited.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 18, 1994, the Company established the Europa Cruises Corporation Employee Stock Ownership Plan (the “ESOP”). The ESOP, which is a qualified retirement plan under the provisions of Section 401(a) of the Internal Revenue Code and an employee stock ownership plan within the meaning of Section 4975(e)(7) of the Internal Revenue Code, was established primarily to invest in stock of the Company. All employees as of December 31, 1994, and subsequent new employees having completed 1,000 hours of service are eligible to participate in the ESOP. The Company also established a trust called the Europa Cruises Corporation Employee Stock Ownership Plan Trust Agreement to serve as the funding vehicle for the ESOP. Deborah A. Vitale is the sole Trustee of the Trust. As of December 31, 2004, 1,818,180 shares of Common Stock had been released and 1,738,635 shares of Common Stock had been allocated to participants in the ESOP. Unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.

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

Meetings of the Board of Directors

The Board of Directors held eleven meetings during 2004 and twelve meetings during 2003. Each Director attended at least 75% of the total number of Board meetings held during the period for which he or she was a Director.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
(a)	3(a)(i)	Certificate of Incorporation of the Company. (ii) Amendment to Certificate of Incorporation of the Company

(a)	3(b)	By-laws of the Company.

(g)	4.1	Subscription and Investment Agreement between Europa Cruises Corporation and Lagoon Cruise Line, Inc. dated August 26, 1994.

(g)	4.2	Warrant Agreement between Europa Cruises Corporation and FLC Holding Corp dated July 8, 1992.

(g)	4.2.1	Consent and Amendment of Credit Agreement Note and Warrant by and among FLC Holding Corp. (“FLC”), EuropaSky Corporation (“EuropaSky”), Europa Cruises Corporation and Casino World, Inc. (“Casino”), dated May 27, 1993 without Exhibits.

Exhibits
(g)	4.3	Warrant Agreement between Europa Cruises Corporation and The Stuart-James Company Incorporated dated June 29, 1989.

(g)	4.3.1	Warrant Certificates and Assignments for 125,520 shares and 17,000 shares registered in the name of Marc N. Geman dated June 22, 1994.

(g)	4.3.2	Motion to Approve Settlement Agreement Among Trustee, Marc N. Geman and Chatfield Dean & Co., Inc. dated October 8, 1993 with Settlement Agreement dated October 6, 1993 attached.

(g)	4.3.4	Order Approving Settlement Agreement Among Trustee, Marc N. Geman and Chatfield Dean & Co., Inc.

(g)	4.3.5	Agreement between Marc N. Geman and Europa Cruises Corporation dated June 15, 1993.

(g)	4.4	Convertible Promissory Note between Europa Cruises Corporation and Serco International Ltd. dated November 11, 1993: Transfer by Serco International Ltd. to Gaming Invest Corp. and election to convert Promissory Note by Gaming-Invest Corp.

	5.1	Qualified plan determination letter from the Internal Revenue Service dated April 4, 1996, issued to the Europa Cruises Corporation Employee Stock Ownership Plan.

(g)	10.1	Consulting Agreement between Europa Cruises Corporation and Casinos Austria Maritime Corporation dated September 16, 1994.

(g)	10.1.1	Equipment Lease between Europa Cruises Corporation and Casinos Austria Maritime Corporation dated October 13, 1994.

(g)	10.1.2	Promissory Note payable to Casinos Austria Maritime Corporation dated December 30,1994, and Second Naval Mortgage on the M/V Stardancer.

(g)	10.1.3	Subordination Agreement between Lagoon Cruise Line, Inc., Europa Stardancer Incorporation and Casinos Austria Maritime Corporation.

(a)	10(d)	The Company’s 1988 Stock Option Plan.

(b)	10(e)	Standard Bareboat Charter Agreement, dated August, 1989, between Sea Lanes Bahamas Limited and Europa Cruise Lines, Ltd.

(c)	10(f)	Service Agreement, dated April 12, 1991, between Service America Corporation and Europa Cruise Lines.

Exhibits
(c)	10(g)	Lease Agreement, dated June 30, 1991, between Palm Grove Marina, Inc., and Europa Cruises of Florida 1, Inc.

(c)	10(h)	Memorandum of Agreement for lease, dated March 29, 1992, between Durwood Dunn and Mississippi Gaming Corporation.

(c)	10(i)	Lease Agreement, dated January 29, 1992, between Claiborne County, Mississippi Port Commission and Mississippi Gaming Corporation.

(c)	10(j)	Contract of Sale, dated February 21, 1992, between Ferry Binghamton, Inc., and Mississippi Gaming Corporation.

(b)	10(k)	Lease Agreement, dated November 30, 1990, between Europa Cruises of Florida 2, Inc., and Hubbard Enterprises, Inc.

(b)	10(l)	Reciprocal Relationship Agreement, dated December 28, 1990, amongst Europa Cruises of Florida 1, Inc., Europa Cruises of Florida 2, Inc., the Company and Cordis, A.G.

(b)	10(m)	Promissory Note, dated December 31, 1990, and Addendum thereto, dated May 2, 1991, from the Company to Charles S. Liberis, P.A., Profit Sharing Plan.

(b)	10(n)	Promissory Note, dated December 31, 1990, and Addenda thereto, dated April 18 and May 2, 1991, from the Company to Harlan G. Allen, Jr.

(b)	10(o)	Stock Option and Agreement, dated December 31, 1990, between the Company and Charles S. Liberis, P.A., Profit Sharing Plan.

(b)	10(p)	Stock Option and Agreement, dated December 31, 1990, between the Company and Harlan G. Allen, Jr.

(b)	10(q)	Promissory Note, dated January 25, 1992, from Europa Cruises of Florida 1, Inc., and Europa Cruises of Florida 2, Inc., to Cordis, A.G.

(b)	10(r)	Release, dated January 25, 1991, by Europa Cruise Lines, Ltd. in favor of the St. Paul Fire & Marine Insurance Co. Lloyds and certain London companies, through Bain Clarkson, Ltd.

(b)	10(s)	Promissory Note, dated February 15, 1991, from Europa Cruises of Florida 1, Inc., to Midlantic.

(b)	10(t)	Assumption Modification and Security Agreement, dated February 15, 1992, amongst Europa Cruises of Florida 2, Inc., the Company and Midlantic.

Exhibits
(b)	10(u)	Mortgage Modification Agreement, dated February 15, 1992, between Europa Cruises of Florida 2, Inc., and Midlantic.

(b)	10(v)	Guarantee Agreement, dated February 15, 1991, between Europa Cruises of Florida 2, Inc., and Midlantic, Re: Europa Cruises of Florida 2, Inc.

(b)	10(w)	Coordination Agreement, dated February 20, 1991, between Midlantic and Cordis, A.G.

(b)	10(aa)	Assignment of Note Receivable, Account Receivable and Common Stock from Harlan G. Allen, Jr. to the Company.

(b)	10(bb)	Stock Purchase Agreement, dated March 31, 1991, between the Company and Freeport Cruise Line, Ltd.

(b)	10(cc)	Pledge Agreement and Addendum thereto, dated April 18, 1991, between the Company and Harlan G. Allen, Jr.

(b)	10(dd)	Franchise and Development Agreements between LoneStar Hospitality Corporation and Miami Subs U.S.A., Inc., dated July 1, 1992.

(d)	10(ee)	Vessel Purchase Agreement dated July 8, 1992 between the Company and FLC, Re: Purchase of the EuropaSky.

(d)	10(ff)	Contract of Sale dated July 21, 1992, between the Company and Ferry Binghamton, Inc. Re: the Purchase of Miss New York.

(d)	10(gg)	Agreement to Lease and Option to Purchase dated July 7, 1992, between the Company and A&M Developers, Inc. Re: Bossier City site.

(d)	10(hh)	Vessel Completion Contract by and between Eastern Shipyards, Inc., and FLC Holding Corporation Re: EuropaSky.

(e)	10(ii)	Stock Purchase Agreement dated December 21, 1992 between Europa Cruises Corporation and Jeffrey L. Beck, Trustee.

(e)	10(jj)	Copy of the Complaint filed by Charles S. Liberis vs. the Company and others.

	10(kk)	Settlement agreement between the Company and Sea Lane Bahamas, Ltd. dated February 4, 1994.

(f)	10(ll)	Gaming Concession Agreement between the Company and Casinos Austria Maritime Corporation dated February 18, 1993.

Exhibits
(f)	10(mm)	Management Agreement between the Company and Casinos Austria Maritime Corporation dated June 19, 1993.

(f)	10(nn)	Diamondhead, Mississippi Loan Agreement, Continuing Guaranty, Promissory Note, and extension of Promissory Note between the Company and Casinos Austria Maritime Corporation mortgage to September 17, 1994.

(f)	10(oo)	Convertible Promissory Note dated November 11, 1993 issued by the Company to Serco International Ltd.

(f)	10(pp)	Lease Agreement between the Company and Serco International Ltd dated November 15, 1993.

(f)	10(qq)	Casino World, Inc. 1993 Stock Option Plan dated March 25, 1993.

(f)	10(rr)	Form of Stock Option Agreement dated as of August 31, 1994 issued to Deborah A. Vitale, Stephen M. Turner, Ernst G. Walter and Lester E. Bullock.

(f)	10(ss)	Easement dated December 22, 1994 granted to Mississippi Gaming Corporation adjacent to proposed Diamondhead gaming site.

(f)	10(tt)	Miami Beach Marina Lease dated February 10, 1995 as amended between Europa Cruises of Florida, 2 and Tallahassee Building Corp.

(f)	10(uu)	Settlement Agreement dated May 9, 1994 between Europa Cruises Corporation and Harlan G. Allen, Jr.

(f)	10(vv)	First Union National Bank Credit and Security Agreement and Promissory Note dated May 23, 1995 between Europa Cruises Corporation, Europa Cruises of Florida 1, Inc., Europa Cruises of Florida 2, Inc., EuropaSky Corporation and Europa Stardancer Corporation.

(f)	10(ww)	First Union National Bank Credit and Security Agreement and Promissory Note dated August 25, 1995 between Europa Cruises Corporation, Europa Cruises of Florida 1, Inc., Europa Cruises of Florida 2, Inc., EuropaSky Corporation and Europa Stardancer Corporation.

(f)	10(xx)	Snug Harbor Group, Inc. Lease dated September 20, 1996 between Snug Harbor Group, Inc. and Europa Cruises of Florida 1, Inc.

(f)	10(yy)	Tidelands Lease and Land Lease dated February 1, 1996, between Hancock County Port and Harbor Commission and Mississippi Gaming Corporation.

	10.2	Warrant Agreement Between First Union National Bank of Florida and Europa Cruises Corporation dated October 30, 1996 and February 4, 1997.

Exhibits
	10.2.1	Second Modification of Credit and Security Agreement and other Loan Documents and Renewal Promissory Note between First Union National Bank of Florida and Europa Cruises Corporation dated October 31, 1996.

	10.2.2	Promissory Note between Europa Cruises of Florida 2, Inc. and dEBIS Financial Services, Inc. dated October 30, 1996.

	10.2.3	Form of Stock Option Agreements for options granted April 18, 1996 to Lester Bullock, Deborah Vitale, Piers Hedley, Debra Gladstone, Andy Rufo, Michael Reeves, and Jim Monninger.

	10.2.4	Lease Agreement between Tierra Verde Marina Development Corporation and Europa Stardancer Corporation dated October 1, 1996.

	10.2.5	Agreement between the Company and McDonald & Company Securities, Inc. dated April 2, 1998.

(h)	10.3	Charter Agreement between Europa Stardancer Corporation and Seven Star Charters, Inc. dated December 28, 1998.

(h)	10.3.1	Agreement for Purchase and Sale of a Vessel between Europa Stardancer Corporation and Seven Star Charters, Inc. dated October 30, 1999.

(h)	10.3.2	Agreement for Purchase and Sale of a Vessel and Business Assets between Europa Cruises of Florida 2, Inc. and Stardancer Casino, Inc. dated December 30, 1999.

(h)	10.3.3	Agreement for the Purchase and Sale of a Vessel and Certain Assets between Europasky Corporation and Stardancer Casino, Inc, dated August 2, 2000.

(h)	10.3.4	Agreement for the Purchase and Sale of a Vessel between Europa Cruises of Florida 1, Inc. and Stardancer Casino, Inc. dated August 2, 2000.

(i)	10.4	Code of Ethics applicable to the Chief Executive Officer, Chief Financial Officer and Vice President of the Company.

(f)	18	Letter from BDO Seidman, LLP regarding 1995 change in accounting principle.

Index to Exhibits

(a)	Previously filed as an exhibit to the Company’s Registration Statement No. 33-26256-A and incorporated by reference.

(b)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated by reference.

(c)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated by reference.

(d)	Previously filed as an exhibit to the Company’s Form S-2 Registration Statement dated August 26, 1992 and incorporated by reference.

(e)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1992 and incorporated by reference.

(f)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the years ended December 31, 1993 and 1994 and incorporated by reference.

(g)	Previously filed as an exhibit to the Company’s S-2 Registration Statement (No. 33-89014) filed January 31, 1995 and incorporated by reference.

(h)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the years ended December 31, 2000 and 1999 and incorporated by reference.

(i)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated by reference.

Subsidiaries of the Registrant:
Mississippi Gaming Corporation (Delaware)
Casino World, Inc. (Delaware)
Europasky Corporation (Delaware)

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee approves all services provided by the Company’s audit firm, Friedman, LLP. The following fees were paid to Friedman, LLP for services rendered in 2004 and 2003:

	2004	2003
Audit Fees	$46,516	$39,144
Audit-Related Fees	7,747	7,725
Tax Fees	0	0
All Other Fees	0	0

Total Fees Paid to Friedman, LLP	$54,263	$46,869

Audit fees are comprised of the fees charged in conjunction with the audit of the Company’s annual financial statements, review of the Company’s annual report filed with the Securities and Exchange Commission on Form 10KSB, and review of the information contained in the Company’s quarterly filings with the Securities and Exchange Commission on Form 10QSB.

Audit-related fees are comprised of the fees charged in connection with the audit of the Company’s Employee Stock Ownership Plan.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMONDHEAD CASINO CORPORATION

DATE: March 22, 2005	/s/ Deborah A. Vitale
By: Deborah A. Vitale, President
/s/ Robert Zimmerman
By: Robert Zimmerman, Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Deborah A. Vitale,	March 22, 2005

President and Chairman of the Board

/s/ Gregory A. Harrison	March 22, 2005

Corporate Secretary and Director

/s/ Frank E. Williams, Jr.	March 22, 2005

Director

/s/ Benjamin J. Harrell	March 22, 2005

Director

/s/ Dr. Arnold Sussman	March 22, 2005

Director

/s/ H. Steve Norton	March 22, 2005

Director

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
of Diamondhead Casino Corporation and Subsidiaries

     We have audited the accompanying consolidated balance sheet of Diamondhead Casino Corporation and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamondhead Casino Corporation and Subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has sustained net losses over the past few years and, at December 31, 2004, had an accumulated deficit of $17,071,469. In addition, the Company has discontinued all significant operations, except for its efforts to develop a casino resort in Diamondhead, Mississippi. Such efforts are not expected to contribute to the Company’s cash flows in the foreseeable future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain necessary financing with which to satisfy liabilities, fund future operations and develop a casino resort. Management’s plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Friedman LLP

New York, New York
January 26, 2005

MEMBER OF DFK INTERNATIONAL WITH AFFILIATED OFFICES WORLDWIDE

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2004

ASSETS

Current assets
Cash and cash equivalents	$449,723
Accounts receivable	6,311
Prepaid insurance and other current assets	33,645

Total current assets	489,679

Property and equipment, less accumulated depreciation of $9,979	5,226
Land under development for dockside gaming (Note 3)	5,450,955
Other assets	26,514

$5,972,374

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$330,637
Sales tax settlement liability (Note 4)	1,089,237
Deferred dock lease income	28,000

Total current liabilities	1,447,874

Commitments and contingencies (Notes 3 and 9)	—

Stockholders’ equity (Notes 5 and 7)
Preferred stock, $.01 par value; shares authorized 5,000,000, outstanding 2,122,000 ($2,591,080 aggregate liquidation preference)	21,220
Common stock, $.001 par value; shares authorized 50,000,000, issued 34,166,247, outstanding 29,734,427	34,166
Additional paid-in capital	26,474,833
Unearned ESOP shares	(4,744,094)
Deficit	(17,071,469)
Treasury stock, at cost, 1,250,000 shares	(190,156)

Total stockholders’ equity	4,524,500

$5,972,374

See accompanying notes to consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
REVENUES
Dock lease income	$157,009	$343,602
Interest earned on invested cash	4,205	12,105
Other	6,360	1,748

	167,574	357,455

COSTS AND EXPENSES
Administrative and general	684,537	790,693
Bad debt	—	131,361
Depreciation and amortization (Note 3)	14,306	15,400
Interest	87,032	89,762
Other operating costs	99,670	151,399

	885,545	1,178,615

NET LOSS BEFORE NET GAIN ON SALE OF ASSETS AND OVER ACCRUAL OF CONTINGENT LIABILITY	(717,971)	(821,160)

Net gain on sale of assets (Note 6 )	77,732	—
Over accrual of contingent liability (Note 9)	—	400,000

NET LOSS	(640,239)	(421,160)

PREFERRED STOCK DIVIDENDS	(107,360)	(107,360)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(747,599)	$(528,520)

PER SHARE AMOUNTS
Net loss per common share, basic and diluted	$(.025)	$(.018)

Weighted average number of common shares outstanding	29,640,880	29,438,591

See accompanying notes to consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(NOTES 5 AND 6)

YEARS ENDED DECEMBER 31, 2004 AND 2003

			Additional
	Preferred	Common	Paid-In	Unearned
	Stock	Stock	Capital	ESOP Shares
Balance, January 1, 2003	$21,220	$33,922	$26,484,131	$(4,981,298)
ESOP compensation	—	—	(63,118)	118,600
Issuance of common stock for services		50	14,950
Preferred stock dividends	—	117	59,083	—
Net loss for the year	—	—	—	—

Balance, December 31, 2003	$21,220	$34,089	$26,495,046	$(4,862,698)

ESOP compensation		—	(67,496)	118,604
Preferred stock dividends	—	77	47,283	—
Net loss for the year	—	—	—	—

Balance, December 31, 2004	$21,220	$34,166	$26,474,833	$(4,744,094)

		Treasury
	(Deficit)	Stock	Total
Balance, January 1, 2003	(15,795,350)	(190,156)	5,572,469
ESOP compensation	—	—	55,482
Issuance of common stock for services	—	—	15,000
Preferred stock dividends	(107,360)	—	(48,160)
Net loss for the year	(421,160)	—	(421,160)

Balance, December 31, 2003	$(16,323,870)	$(190,156)	$5,173,631

ESOP compensation	—	—	51,108
Preferred stock dividends	(107,360)	—	(60,000)
Net loss for the year	(640,239)	—	(640,239)

Balance, December 31, 2004	$(17,071,469)	$(190,156)	$4,524,500

See accompanying notes to consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(NOTE 9)

YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
OPERATING ACTIVITIES
Net loss	$(640,239)	$(421,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of assets	(77,732)
Over accrual of contingent liability	—	(400,000)
Depreciation and amortization	14,306	15,400
ESOP provision	51,108	55,482
Compensation paid with common stock	—	15,000
Bad debt write off	—	131,361
(Increase) decrease in:
Accounts receivable	—	3,645
Prepaid insurance and other	34,376	66,919
(Decrease) increase in:
Accounts payable and accrued expenses	90,691	16,252
Sales tax settlement liability	75,427	—
Deferred dock lease income	—	28,000

Net cash used in operating activities	(452,063)	(489,101)

INVESTING ACTIVITIES
Proceeds from sale of fixed assets	156,802	—
Purchase of property and equipment	—	(4,214)
Land development	(33,056)	(265,500)

Net cash provided by (used) in investing activities	123,746	(269,714)

FINANCING ACTIVITIES
Repayment of long-term debt	—	(35,948)
Preferred stock dividends	(60,000)	(60,000)

Net cash used in financing activities	(60,000)	(95,948)

Net decrease in cash and cash equivalents	(388,317)	(854,763)
Cash and cash equivalents, beginning of year	838,040	1,692,803

Cash and cash equivalents, end of year	$449,723	$838,040

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

2. Going Concern

The Company has prepared the accompanying financial statements assuming that it will continue as a going concern. The Company has incurred net losses in the past several years, as well as in prior years, and as of December 31, 2004, it has an accumulated deficit of $17,079,469 and a working capital deficiency of $452,063. Certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. As reflected in the accompanying financial statements, the Company incurred a loss applicable to common shareholders of $747,599, which included costs and expenses totaling $885,545 and revenues of $167,574 for the year ended December 31, 2004. The Company expects that costs and expenses will continue to exceed revenues in 2005.

During 2004, in an effort to sustain the Company’s cash position, the Company’s condominium units located in Madeira Beach, Florida were sold for net proceeds of $156,802. In addition, beginning in August of 2004, two executive officers of the Company elected to defer their compensation. The amount of compensation deferred at December 31, 2004 totaled $79,808. As has been disclosed previously, the Company did not make payments to the Florida Department of Revenue in the approximate amount of $126,000 during the year 2004 pursuant to fifteen settlement agreements entered into by five subsidiaries of the Company in 1997 relating to the audit period February 1, 1989 through June 30, 1994. One subsidiary of the Company, Europasky Corporation, which is still in business, did make payments in the total amount of $11,600 during the year 2004, pursuant to one of the above-referenced settlement

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Going Concern

      (continued)

agreements, and plans to make the remaining payments pursuant to this settlement agreement in 2005, as well as a required balloon payment due under the settlement agreement in the approximate amount of $89,000 due after May 2005. The remaining four subsidiaries obligated to make the remainder of said payments are no longer in operation and have no assets from which to satisfy their obligations under these settlement agreements.

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

Management of the Company has determined that there is insufficient cash on hand to sustain the Company through the year ending December 31, 2005. The cash required to satisfy current accounts payable and accrued expenses totaling $330,637 incurred in 2004, and an additional, estimated $170,000 necessary to complete an environmental impact statement relating to the Company’s Diamondhead, Mississippi property, exceeds the cash on hand of $449,723 at December 31, 2004. Therefore, the Company has been exploring various options for raising sufficient funds for future use. These include, but are not limited to, bridge financing, sale of equity or debt securities, and/or a mortgage of its Diamondhead, Mississippi property. In August of 2003, Casino World, Inc., a wholly owned subsidiary of the Company, entered into a one year agreement with CB Richard Ellis, Inc. to serve as its exclusive agent to secure debt and equity financing for the Company’s Mississippi project. In August of 2004, Casino World, Inc. and CB Richard Ellis, Inc. agreed to extend the agreement for one additional year. To date, the Company has not found an acceptable funding source and can give no assurance that sufficient additional capital will become available at an acceptable cost or on a timely basis.

At December 31, 2004, the Company does not have the financial resources to develop its proposed casino resort. There can be no assurance that the Company can successfully develop its

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Going Concern
      (continued)

Diamondhead, Mississippi property, and in the event that the Company is unsuccessful in raising sufficient cash or finding alternative means to meet its future obligations, this would have a significant adverse impact on the Company’s ability to ultimately develop the property. Due to the uncertainty of the outcome, the accompanying financial statements do not reflect any adjustments which may occur as a result of the above-discussed conditions.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Diamondhead Casino Corporation and its subsidiaries. All material intercompany balances and transactions have been eliminated in the consolidation.

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

Dockside gaming development costs which have been capitalized consist of the following:

2004
Land under development for dockside gaming	$4,868,139
Option for purchase of frontage	2,500
Licenses	77,000
Engineering and costs associated with permitting	503,316

$5,450,955

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

Property, Equipment and Fixtures

Equipment and fixtures are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Gain on sale of equipment and fixtures is recognized at the time of sale or deferred to the extent required by GAAP.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan (ESOP) covering substantially all employees with one or more years of service, financed by employer loans. Compensation expense is measured at the current market price of shares committed for release and such shares constitute outstanding shares for earnings per share computations. As the loans are repaid, shares are released from the ESOP and allocated to qualified employees based upon the proportion of payments made during the year to the remaining amount of payments due on the loans through maturity. Dividends, if any, are treated as follows:

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

Taxes on Income

The Company has implemented SFAS No. 109, “Accounting for Income Taxes”. Under the asset and liability method of SFAS No. 109, deferred tax liabilities and assets are recognized for future tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of assets and liabilities. A valuation allowance is recorded to reflect the uncertainty of realization of deferred tax assets.

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

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

Net Loss per Common Share (continued)

Basic earnings/(loss) per share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings/(loss) per share is calculated by using the weighted average number of common shares outstanding, plus other potentially diluted securities. Dilutive securities may include stock purchase options, warrants and convertible preferred stock. The foregoing are excluded from diluted net loss per share as their effect would be antidilutive..

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

Stock Based Compensation

The Company accounts for employee and director stock-based compensation cost using the intrinsic value method of accounting prescribed by the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock Based-Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” for employee stock arrangements. Stock awards are recorded as compensation expense over the vesting period, if any, based on the market value on the date of grant.

The exercise price of each option granted is equal to the market price of the Company’s common stock on the date of grant. Accordingly, pursuant to APB No. 25, no compensation cost has been recognized for such grants. Had compensation cost been

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

Stock Based Compensation (continued)

determined based on the fair value at the grant dates for such awards consistent with the method prescribed by SFAS No. 123, the Company’s net loss and loss per share for the periods indicated would have been as follows:

	2004	2003
Net loss applicable to common shareholders	$(747,599)	$(528,520)
Deduct: Total stock-based compensation expense determined under fair value based method	30,037	379,827

Pro forma net loss applicable to common shareholders	$(777,636)	$(908,347)

Per share, as reported	$(.025)	$(.018)
Per share, pro forma	$(.026)	$(.031)

In determining the fair value of each option, the Black-Scholes option-pricing model as prescribed by SFAS No. 123 with the following weighted-average assumptions, was used: dividend yield of zero, expected volatility of 71.25% and 83.61% in 2004 and 2003 respectively, an average expected option life of 5 years and average risk-free interest rates of 3.66% in 2004 and rates ranging from 3.23% to 2.54% in 2003.

Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 51, “Inventory Costs – an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4 Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that this will have any impact on its financial position or results of operations.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

Accounting Pronouncements (continued)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”. SFAS No. 153 amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, for certain exceptions to the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in the fiscal periods beginning after June 15, 2005. The Company does not believe that this will have any impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for quarters ending after December 15, 2005. We have not yet determined the impact of applying the various provisions of SFAS No. 123R.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), which supersedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21,

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

Accounting Pronouncements (continued)

“Accounting for Revenue Arrangements with Multiple Deliverables.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Relationships.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships after June 30, 2003. The adoption of this statement did not have a material impact on our results of operations or financial condition.

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity (“VIE”) be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of the provisions of this interpretation did not have a material effect on our financial condition or results of operations .

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Sales Tax Settlement Liability

At December 31, 2004, five subsidiaries of the Company were indebted to the Florida Department of Revenue pursuant to fifteen Sales Tax Closing Agreements. Their liability is computed as follows:

State of Florida Sales Tax Closing Agreements, less unamortized discount of $19,670 based on an imputed interest rate of 10%	$1,006,950

Accrued interest on payments in arrears	82,287

$1,089,237

On November 28, 1994, the Florida Department of Revenue proposed a sales and use tax assessment, including estimated penalties and interest of approximately $7.4 million. In June 1997, five of the Company’s subsidiaries entered into fifteen settlement agreements with the Florida Department of Revenue for a total of approximately $1.76 million. In 1997, the Company recorded the liability at a discount using a present value formula at $1.28 million. The settlements originally required monthly payments totaling approximately $21,000. These payments were reduced to $10,476 in March 1998 by agreement of the parties. The settlements required no interest until June 2000, and then interest at a rate of 6% per year until maturity. Pursuant to these agreements, a balloon payment in the amount of $964,093 is due after the final installment on May 5, 2005.

Four of the five subsidiaries of the Company obligated to make the foregoing payments are no longer in operation and have no assets. Europasky Corporation continues to operate, and accordingly, will continue to make payments totaling approximately $11,600 per annum pursuant to its settlement agreement. The parent corporation did not guarantee the payments under these settlement agreements and ceased making the remainder of the payments in January of 2004. The financial statements have not been adjusted to reflect any reduction in the debt owed to the Florida Department of Revenue.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Stockholders’ Equity

At December 31, 2004, the Company had a stock option plan and non-plan options, which are described below. The Company applies the intrinsic value method in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options. Under APB Opinion 25, no compensation cost is recognized because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant.

Non-Plan Stock Options

On July 1, 2004, 50,000 options issued to an Officer of the Company, and 25,000 options issued to an Honorary Director of the Company expired. On July 13, 2004, the Board of Directors awarded 50,000 options to purchase common stock to an Officer of the Company, and 25,000 options to purchase common stock to an Honorary Director of the Company at an exercise price of $.72 per share.

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

On August 12, 2003, the Board of Directors awarded 75,000 options to purchase common stock to a key employee, 50,000 options to purchase common stock to an Officer of the Company and 25,000 options to purchase common stock to an Honorary Director, all at an exercise price of $.75 per share.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Stockholders’ Equity (continued)

Stock Option Plan

On December 19, 1988, the Company adopted a stock option plan (the “Plan”) for its officers and management personnel under which options could be granted to purchase up to 1,000,000 shares of the Company’s common stock. Accordingly, the Company reserved 1,000,000 shares for issuance under the Plan. The option price may not be less than 100% of the market value of the shares on the date of the grant. The options expire within ten years from the date of grant. At December 31, 2004, no options from this plan were issued or exercised.

Accounting for Stock Options

A summary of the status of the Company’s fixed Plan and non-plan options as of December 31, 2004 and 2003, and changes during the years ended on those dates is presented below:

	December 31, 2004		December 31, 2003
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	3,794,500	$.52	4,104,500	$.64
Granted	75,000	.72	1,350,000	.50
Exercised	—	—	—	—
Redeemed	—	—	860,000	.59
Expired	75,000	1.00	800,000	1.00

Outstanding at end of year	3,794,500	$.45	3,794,500	$.52

Options exercisable at year-end	3,794,500	—	3,794,500	—
Weighted-average fair value of options granted during the year	—	$.40	—	$.28

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Weighted-
	Number	Average	Weighted	Number	Weighted-
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	At	Contractual	Exercise	At	Exercise
Prices	12/31/04	Life	Price	12/31/04	Price
$.30 - $.90	3,794,500	1.98	$.45	3,794,500	$.52

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Stockholders’ Equity (continued)

Preferred Stock

On June 14, 1993, the Company issued 926,000 shares of $.01 par value Series S Voting, Non-Convertible Preferred Stock to Austroinvest International, Inc. in exchange for proceeds of $1,000,080. Cumulative three percent per annum dividends are payable quarterly on these shares. These shares may be redeemed at the option of the Company at $1.08 per share plus 1.08 cents per share for each quarter that such shares are outstanding. The shares also have a $1.08 per share preference in involuntary liquidation of the Company. At December 31, 2004, outstanding Series S preferred stock totaled 926,000 shares. In addition, no cumulative dividends were in arrears at December 31, 2004.

On September 13, 1993, the Company issued 900,000 shares of its $.01 par value Series S-NR Voting, Non-Convertible, Non-Redeemable, Preferred Stock to Serco International Limited (a wholly owned subsidiary of Austroinvest International, Inc. and a stockholder of the Company), in exchange for proceeds of $999,000. Non-cumulative three percent per annum dividends are payable quarterly on these shares. Upon involuntary liquidation of the Company, the liquidation preference of each share is $1.11. At December 31, 2004, outstanding Series S-NR preferred stock totaled 900,000 shares.

In March 1994, the Company offered, pursuant to Regulation S, one million units at $5.50 per unit, each unit consisting of one share of the Company’s $.001 par value common stock and two shares of the Company’s Series S-PIK Junior, cumulative, convertible, non-redeemable, non-voting $.01 par value preferred stock. Each share of Series S-PIK preferred stock is convertible into one share of the Company’s voting common stock, at any time after February 15, 1995. No shares were converted during 2004 or 2003. The Series S-PIK preferred stock ranks junior to the Series S and Series S-NR preferred shares as to the distribution of assets upon liquidation, dissolution or winding up of the Company. Upon liquidation of the Company, the S-PIK preferred stock will have a liquidation preference of $2.00 per share. A cumulative quarterly dividend of $0.04 per share is payable on Series S-PIK preferred stock.

At December 31, 2004, outstanding Series S-PIK Junior preferred stock totaled 296,000 shares. No dividends were in arrears at December 31, 2004.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Stockholders’ Equity (continued)

Preferred Stock (continued)

During 2004, the Company paid $47,360 of the total preferred dividend of $107,360 with 91,950 shares of its common stock. During 2003, the Company paid $47,360 of the total preferred dividend of $107,360 with 76,954 shares of its common stock.

Other

In connection with a refinancing in 1996, the Company granted Wachovia Bank (formerly First Union National Bank) ten-year warrants to purchase an aggregate of 200,000 shares of the Company’s common stock at $2.00 per share.

During 2003, the Company issued 50,000 shares of common stock as compensation to an Officer of the Company.

6. Gain on Sale of Assets

On August 26, 2004, the Company sold its two office condominium units located at 150-153rd Avenue in Madeira Beach, Florida, Suite 202, to South Beaches Real Estate Professionals, Inc., an unrelated Florida corporation, for a total sales price of $164,000. The net proceeds to the Company, after deducting for commissions and expenses of sale, were $156,802. The Company recorded a net gain on the sale of the asset in the amount of $77,732 during the quarter ended September 30, 2004.

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

7. Employee Stock Ownership

The Company’s employee stock ownership plan (ESOP) is intended to be a qualified retirement plan and an employee stock ownership

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Employee Stock Ownership (continued)

plan. All employees having one year of service are eligible to participate in the ESOP. The ESOP is funded by two 8% promissory notes issued by the Company. The shares of common stock are pledged to the Company as security for the loans. The promissory notes are payable from the proceeds of annual contributions made by the Company to the ESOP. In January 2001, the plan and accompanying promissory notes were amended to conform to the Company’s current employment structure, by extending the note repayment terms through 2044.

Shares are allocated to the participants’ accounts in relation to repayments of the loans from the Company. At December 31, 2004, 1,818,180 shares were released, of which 79,545 were released in 2004. At December 31, 2004, 3,181,820 shares with a fair market value of $2,100,001 are unearned.

The Company recognized net compensation expense equal to the shares allocated multiplied by the current market value of each share less any dividends received by the ESOP on unallocated shares. Compensation expense related to the ESOP for 2004 and 2003 was $51,108 and $55,482, respectively. The unearned ESOP shares in stockholders’ equity represented deferred compensation expense to be recognized by the Company in future years as additional shares are allocated to participants.

8. Income Taxes

At December 31, 2004, the Company had net operating loss carryforwards for income taxes of approximately $14.2 million, which expire during various periods through 2024. Changes in ownership in prior years of greater than fifty percent, which occurred as a result of the Company’s issuance of common and preferred stock, may result in an annual limitation of approximately $1,200,000 being imposed upon the future utilization of approximately $7.9 million of the net operating losses for tax purposes.

Realization of deferred income taxes as of December 31, 2004 is not considered likely. Therefore, a valuation allowance has been established for the entire amount of deferred tax assets relative to the net operating loss.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and Contingencies

Leases

The Company leases a dock, ticket booth, and related space in Madeira Beach, Florida, pursuant to a lease which currently expires on October 31, 2005. The Company subleases these premises to an unrelated third party, VTM Management, Inc. Whether the lease contains a renewal option for an additional three year period from November 1, 2005 through October 31, 2008 is the subject of current litigation between the Company and the Lessor. In addition to lease payments, the lease requires the Company to pay for utilities, insurance, property taxes and maintenance. Under the terms of its sublease, VTM assumes all obligations of the lessee under the primary lease and, in addition, pays Europasky Corporation, a wholly owned subsidiary of the Company, approximately $13,000 per month.

The Company remains contingently liable under the primary lease for monthly payments in the approximate amount of 7,200 per month if the subleasee fails to make the required payment. However, the Company has security for these lease payments in the form of 432,600 shares of Diamondhead Casino Corporation common stock, which had been pledged by the President of a prior subleasee which defaulted on its sublease in December of 2002.

The Company also leases offices in Diamondhead, Mississippi and Madeira Beach, Florida. Rental expenses for these offices were $15,153 and $14,019 in 2004 and 2003, respectively.

The Company is liable, or contingently liable, for future minimum lease payments as follows:

Year Ending December 31,	Amount
2004	$82,925
2005	3,200

$86,125

Management Agreement

On June 19, 1994, the Company entered into a Management Agreement with Casinos Austria Maritime Corporation (“CAMC”) to operate, on an exclusive basis, all of its proposed dockside gaming

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and Contingencies

Management Agreement (continued)

casinos in the State of Mississippi. If the Company enters into a joint venture arrangement pursuant to which the joint venture partner acquires a controlling interest, the agreement with CAMC will terminate. The Management Agreement is for a term of five years beginning when the casino resort becomes operational and provides for the payment of an operational term management fee based on a percentage of gross gaming revenues, as defined therein.

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

Litigation

Sea Lane Bahamas Limited v. Europa Cruises Corporation (n/k/a Diamondhead Casino Corporation)

Case Dismissed

On November 3, 1998, Sea Lane Bahamas Limited and Marne (Delaware) Inc. filed suit against Europa Cruises Corporation and Europa Cruise Line, Ltd. alleging breach of charter, breach of settlement agreement, and fraud in the inducement and seeking substantial compensatory and punitive damages. The Company previously recorded an estimated liability for losses in this matter in

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and Contingencies (continued)

Litigation (continued)

Sea Lane Bahamas Limited v. Europa Cruises Corporation (n/k/a Diamondhead Casino Corporation)(continued)

the amount of $400,000. The claims asserted in this case, or variations of them, were in litigation in various courts or in arbitration since 1994. This case was dismissed by Order of the Court in 1999, and in 2003, the Company reversed the estimated liability for these claims.

Liberis v. Europa Cruises Corporation (n/k/a Diamondhead Casino Corporation)

Case On Appeal

On or about October 30, 1998, Charles S. Liberis, the founder of the Company, a former President, Chief Operating Officer and Chairman of the Board of Directors of the Company, and his former spouse, Ginger Liberis, filed suit in the Circuit Court in and for Pinellas County, Florida for fraud and conspiracy, intentional interference with advantageous business relationships, intentional breach of duty to facilitate stock transfers, conspiracy, negligence-failure to facilitate stock transfers, defamation, conspiracy to defame, and intentional infliction of emotional distress. This is the tenth legal action filed by Liberis against the Company and/or its officers and directors and others. The Company and the defendant directors filed motions for summary judgment in the case. The Court entered Final Summary Judgment in favor of the Company and the director-defendants on February 9, 2004. The case is on appeal.

Hubbard v. Europasky Corporation

On or about July 10, 2003, Hubbard Enterprises, Inc., which leases dock and related space in Madeira Beach, Florida to Europasky Corporation, a wholly-owned subsidiary of the Company, filed suit in this case seeking a declaration from the Court that Europasky Corporation breached its lease with Hubbard and was in default and further, that Europasky Corporation does not have an option to extend its lease with Hubbard for an additional three year period from November 1, 2005 to October 31, 2008. Hubbard dropped its claim that Europa breached its lease and was in default. In the event

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and Contingencies (continued)

Litigation (continued)

Hubbard v. Europasky Corporation (continued)

Hubbard were successful on its claim that Europasky’s options to renew the lease end on October 31, 2005, Europasky Corporation would lose its right to assign its lease or sublease the premises for the period November 1, 2005 through October 31, 2008. Europasky Corporation currently subleases the premises to VTM Management, Inc. The terms of the sublease with VTM call for VTM to make all future payments due to Hubbard under the lease and, in addition, to pay additional rent to the Company in the approximate amount of $13,000 per month.

The ultimate outcome of the foregoing litigation cannot presently be determined. Accordingly, the accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties.

10. Supplemental Cash Flow

Supplemental schedules are as follows:

Interest paid:

	2004	2003
Cash paid for interest	$4,745	$89,762

Non-cash transactions are as follows:

	2004	2003
Preferred stock dividends paid with shares of common stock	$47,360	$47,360
Compensation paid with shares of common stock	—	$15,000

11. Fair Value of Financial Instruments

FASB Statement No. 107 requires estimated fair value amounts to be determined by the Company’s management using available market information and other valuation methods.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Fair Value of Financial Instruments (continued)

The Company’s financial instruments consist principally of cash and cash equivalents and the debt owing to the Florida Department of Revenue. The carrying amounts of the cash and cash equivalents approximated fair value at December 31, 2004. The fair value of the debt owing to the Florida Department of Revenue is not determinable at December 31, 2004.