Form 10QSB
period 2005-03-31
DIAMONDHEAD CASINO CORP
filed 2005-05-19
CIK 844887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of shares outstanding as of May 4, 2005: 29,769,691.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

     The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of Management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal reoccurring nature. The Company has presented the financial statements contained in this report as if the Company were to be able to continue as a going concern. However, as described in Note 1 to the financial statements, certain conditions indicate that the Company may not be able to continue as a going concern.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form-10QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form-10KSB for the year ended December 31, 2004.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Three Months Ended
	March 31
	2005	2004
Costs and Expenses:
General and Administrative	158,104	182,852
Depreciation and Amortization	3,100	3,880
Other	25,280	24,142

	186,484	210,874

Other Income (Expense):
Dock Lease Income	39,252	39,252
Interest Earned On Invested Cash	710	1,355
Interest Expense	(21,779)	(22,034)
Other	52,569	90

	70,752	18,663

Net Loss	(115,732)	(192,211)
Preferred Stock Dividends	(26,840)	(26,840)

Net Loss Applicable to Common Stock	$(142,572)	$(219,051)

Loss Per Share
Basic and Diluted	$(.005)	$(.007)

Weighted Average Number of Common Shares Outstanding	29,741,056	29,584,557

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

March 31, 2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$394,308
Accounts Receivable	6,311
Other Current Assets	27,248

Total Current Assets	427,867
Equipment and Fixtures, Less Accumulated Depreciation	4,626
Land Held for Development -Dockside Gaming	5,449,310
Long Term Receivables and Other	26,514

$5,908,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$365,307
Sales Tax Settlement Liability	1,108,116
Deferred Dock Lease Income	28,000

Total Current Liabilities	1,501,423

Stockholders’ Equity:
Preferred Stock, $.01 par value;
Shares Authorized: 5,000,000
Shares Outstanding: 2,122,000
Aggregate Liquidation Preference ($2,591,080)	21,220
Common Stock, $.001 par value;
Shares Authorized: 50,000,000
Shares Issued: 34,181,624	34,182
Shares Outstanding: 29,769,691
Additional Paid-In-Capital:	26,470,132
Unearned ESOP Shares	(4,714,444)
Accumulated Deficit	(17,214,040)
Treasury Stock, at Cost, 1,250,000 Shares	(190,156)

Total Stockholders’ Equity	4,406,894

$5,908,317

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Operating Activities:
Net Loss	$(115,732)	$(192,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	3,100	3,880
Release of ESOP Shares	13,125	13,324
(Increase) decrease in:
Other Current Assets	6,397	8,162
Increase (decrease) in:
Accounts Payable and Accrued Liabilities	34,670	(18,401)
Sales Tax Settlement Liability	18,879	—

Net cash used in Operating Activities:	(39,561)	(185,246)

Investing Activities:
Land Development	(854)	(9,666)

Net cash used in Investing Activities	(854)	(9,666)

Financing Activities:
Payment of Notes and Long-Term Debt	—	(1,674)
Preferred Stock Dividends	(15,000)	15,000)

Net cash used in financing activities:	(15,000)	(16,674)

Net decrease in cash and cash equivalents	(55,415)	(211,586)
Cash and cash equivalents, beginning of period	449,723	838,040

Cash and cash equivalents, end of period	$394,308	$626,454

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Going Concern

The Company has prepared the accompanying financial statements assuming that it will continue as a going concern. The Company has continued to incur net losses in the past several years and as of March 31, 2005, it has an accumulated deficit of $17,214,040 and a working capital deficiency of $1,073,556. Certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. As reflected in the accompanying financial statements, the Company incurred a net loss applicable to common shareholders of $142,572 for the three months ended March 31, 2005, and expects continued losses and use of cash through the remainder of the year.

The Company continues to take steps to protect its cash position. In August, 2004, the Company sold its two office condominium units located in Madeira Beach, Florida, for net proceeds of $156,802. Beginning in August of 2004 and continuing through the date of this report, the President and Vice President of the Company elected to defer their compensation. The total amount of deferred compensation owed the officers as of March 31, 2005 is $134,451. As was previously disclosed, beginning in January, 2004, the Company ceased making payments to the Florida Department of Revenue pursuant to fifteen settlement agreements entered into by five subsidiaries of the Company in 1997 relating to the audit period February 1, 1989 through June 30, 1994. One subsidiary of the Company, Europasky Corporation, which is still in business, continued to make payments pursuant to one of the above-referenced settlement agreements and plans to make the remaining payments due pursuant to this settlement agreement in 2005, as well as a required balloon payment due under the settlement agreement in the approximate amount of $89,000 due after May 2005. The remaining four subsidiaries obligated to make the remainder of said payments are no longer in operation and have no assets from which to satisfy their obligations under these settlement agreements. At March 31, 2005, the remaining four subsidiaries had payments in arrears due to the Florida Department of Revenue totaling approximately $143,000.

Since the parent company did not guarantee the payments due on behalf of its subsidiaries, the Company ceased making these payments, except as to Europasky Corporation, as of January 2004. There can be no assurance that the Florida Department of Revenue will not attempt to collect the amounts due on behalf of the four subsidiaries, including balloon payments totaling approximately $875,000, due after May 2005.

Management of the Company has determined that there is insufficient cash on hand to sustain the Company through the year ending December 31, 2005. The cash required to satisfy current accounts payable and accrued expenses totaling $365,307, as well as an additional, estimated $170,000 necessary to complete an environmental impact statement relating to the Company’s Diamondhead, Mississippi property, exceeds the cash on hand of $394,308 at March 31, 2005. The Company has been exploring various options for raising sufficient funds for future use. These include, but are not limited to, bridge financing, sale of equity or debt securities, and/or a mortgage of its Diamondhead, Mississippi property. In August of 2003, Casino World, Inc., a wholly owned subsidiary of the Company, entered into a one year agreement with CB Richard Ellis, Inc. to serve as its exclusive agent to secure debt and equity financing for the Company’s Mississippi project. In August of 2004, Casino World, Inc. and CB Richard Ellis, Inc. agreed to extend the agreement for one additional year. To date, the Company has not found an acceptable funding source and can give no assurance that sufficient additional capital will become available at an acceptable cost or on a timely basis.

The Company does not have the financial resources to develop its proposed casino resort. There can be no assurance that the Company can successfully develop its Diamondhead, Mississippi property, and in the event that the Company is unsuccessful in raising sufficient cash or finding alternative means to meet its future obligations, this would have a significant adverse impact on the Company’s ability to ultimately develop the property. Due to the uncertainty of the outcome, the accompanying financial statements do not reflect any adjustments which may occur as a result of the above-discussed conditions.

Note 2. Net Loss per Common Share

Net loss per common share is based on the net loss after preferred stock dividends divided by the weighted average number of common shares outstanding during each period. Common shares outstanding consist of issued shares, including allocated and committed shares held by the ESOP trust, less shares held in treasury.

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is calculated by using the weighted average number of common shares outstanding, plus other potentially dilutive securities. Dilutive securities include 4,890,500 potential additional common shares consisting of stock purchase options, warrants and convertible preferred stock. The foregoing are excluded from diluted net loss per share as their effect would be antidilutive.

Common Shares outstanding at March 31, 2005 includes:
Issued Shares	34,181,624
Less: Treasury Shares	(1,250,000)
Unallocated, uncommitted ESOP Shares	(3,161,933)

Outstanding Shares	29,769,691

Note 3. Legal Proceedings

No new contingencies have arisen during the three months ended March 31, 2005 that were not reported in the Company’s Annual Report on Form-10KSB for the year ended December 31, 2004, and no material changes have occurred with respect to contingencies which were reported therein.

Note 4. Stock- Based Compensation

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

The exercise price of each option granted is equal to the market price of the Company’s common stock on the date of grant. Accordingly, pursuant to APB No. 25, no compensation cost has been recognized for such grants. Had compensation cost been determined based on the fair value at the grant dates for such awards consistent with the method prescribed by SFAS No. 123, the Company’s net loss and loss per share for the periods indicated would have been as follows:

	Three Months Ended
	March 31,	March 31,
	2005	2004
Net loss applicable to common shareholders	$(142,572)	$(219,051)
Deduct: Total stock-based compensation expense determined under fair value based method	336,624	—

Pro forma net loss applicable to common shareholders	$(479,196)	$(219,051)

Per share, as reported	$(.005)	$(.007)
Per share, pro forma	$(.017)	$(.007)

In determining the fair value of each option, the Black-Scholes option-pricing model as prescribed by SFAS No. 123 was used with the following weighted-average assumptions: dividend yield of zero, expected volatility of 87.49%, an average expected option life of 5 years and average risk-free interest rates of 3.65%.

The Company uses the Black-Scholes option-pricing model for estimating the fair value of options granted. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company uses projected volatility rates, which are based upon historical volatility rates, trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s options.

Note 5. New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations”, an interpretation of FASB Statement No. 143. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement (SFAS) No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of a liability when sufficient information exists. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but not required. The Company does not anticipate that its financial statements will be significantly impacted by this interpretation.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. However, on April 14, 2005, the Securities and Exchange Commission (SEC) announced that the effective date of SFAS 123R will be suspended until January 1, 2006, for calendar year companies.

SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated because they depend on, among other things, when employees exercise stock options.

The Company currently expects to adopt SFAS 123R effective January 1, 2006, based on the new effective date announced by the SEC; however, the Company has not yet determined which of the aforementioned adoption methods it will use. In addition, the Company has not yet determined the financial statement impact of adopting SFAS 123R for periods beyond 2005.

Note 6. Other Income

On August 26, 2004, the Company sold its two office condominium units located at 150-153rd Avenue in Madeira Beach, Florida, Suite 202, to South Beaches Real Estate Professionals, Inc., an unrelated Florida corporation, for a total contract price of $164,000. The sale was facilitated through a realtor representing the Company, who provided the Company with then-current real estate market values for the area, which the Company used in making the determination as to a fair and equitable sales price for its condominiums. After entering into the contract for sale of the units, the realtor informed the Company that he had made a mistake and that the fair market value of the property was in excess of the contract price. The Company, which did not want to breach its sales contract with the purchaser and expose itself to a lawsuit for breach of contract, closed on the sales contract and filed a claim against the realtor for the difference between the then-fair market value of the property and the contract price of $164,000. The Company settled its claim against the realtor in the first quarter of 2005 for $52,500 which has been recorded as other income for the three months ended March 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations

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

The Company ended cruise ship gaming operations in 2000 and, since then, has had no operations. Included in other income for the three months ended March 31, 2005 is dock lease income of $39,252 and other income of $52,500, representing the settlement of a claim against the realtor representing the Company in its sale of its two office condominium units in 2004. See Note 6 to the Notes to the Condensed Consolidated Financial Statements for further details. Included in other income for the three months ended March 31, 2004 is dock lease income of $39,252. The Company incurred a net loss applicable to common stockholders of $142,572 and $219,051 for the three months ended March 31, 2005 and 2004 respectively. The Company will need to raise capital in 2005 to sustain itself and to proceed with the process of procuring the permits necessary to develop a casino resort.

The Company does not have the financial resources to develop its proposed casino resort. There can be no assurance that the Company can successfully develop its Diamondhead, Mississippi property, and in the event that the Company is unsuccessful in raising sufficient cash or finding alternative means to meet its future obligations, this would have a significant adverse impact on the Company’s ability to ultimately develop the property. Due to the uncertainty of the outcome, the accompanying financial statements do not reflect any adjustments which may occur as a result of the above-discussed conditions.

Off Balance Sheet Arrangements

The Company retained an engineering firm, EDAW, Inc., to draft an Environmental Impact Statement (EIS) for its Diamondhead, Mississippi property at a basic cost of $500,000, of which $260,000 has been paid. The Company temporarily halted the EIS beginning in the third quarter of 2003 to evaluate the possible relocation of its casino vessel at the Diamondhead property.

Subsequent to halting the EIS, the Company has had various engineering studies performed on the property. The Company expects to resume the EIS after it has determined, based on new engineering studies, whether or not to relocate the casino. Should the Company decide to relocate the casino, all permits previously issued for the original location would have to be amended or new permits for the new location would have to be obtained.

On October 23, 2001, Mississippi Gaming Corporation, a wholly owned subsidiary of the Company, entered into a three year Option Agreement to purchase property which was the subject of a prior easement. The terms of the Option Agreement called for the Company to pay $10,000 upon the signing of the agreement and, beginning on January 2, 2003, to make quarterly payments of $2,500 through October 1, 2004. In addition, the Company obtained the right to purchase the property at a price of $390,000 should it exercise its option to do so before December 31, 2004. The Company did not exercise the option by December 31, 2004, and therefore entered into a Second Option Agreement to purchase the subject property. The Second Option Agreement is for a term of one year expiring on December 31, 2005, and calls for payments of $2,500 at the beginning of each calendar quarter. The Company has the option to purchase the property for $415,000 prior to December 31, 2005.

The Company believes that in addition to the EIS discussed above, full permitting for the property and plans for ultimate construction of a casino resort will require material capital expenditures for engineering, architectural, accounting, and legal services. The amount ultimately required is unknown at this time.

Critical Accounting Policy

The Company currently carries the value of the Diamondhead, Mississippi property on its balance sheet at cost, in the amount of $5,440,665 and has examined that valuation for impairment. In the opinion of management, the carrying value is not in excess of the ultimate recovery value of the property. The Diamondhead, Mississippi property was last appraised on or about August 4, 2003, by J. Daniel Schroeder Appraisal Company at $108,900,000. The appraisal was subject to certain material assumptions and was predicated on the site being fully permitted and zoned as a legally permissible, water-based casino site. There can be no assurance that the necessary regulatory permits and approvals required to develop the property can be obtained or that financing required to do so can be obtained. The Company does not have the financial resources to develop the property. There can be no assurance that the Company can successfully develop the property or that if developed, the operation will be successful.

Item 3. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10QSB for the period ended March 31, 2005, as filed with the Securities and Exchange Commission, and have judged such controls and procedures to be effective as of March 31, 2005.

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

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

Options

On February 10, 2005, the Board of Directors awarded a total of 600,000 options to purchase common stock, exercisable for a five year period, at an exercise price of $.80 per share, as follows:

75,000 options to each of the six Directors of the Company
75,000 options to a key employee of the Company
50,000 options to an Officer of the Company
25,000 options to a Director of the Company’s wholly owned subsidiary, Casino World, Inc.

Recent Amendment to Mississippi Law Permitting Permanent Structures

On April 6, 2005, Section 27-109-1 of the Mississippi Code of 1972, was amended to provide that after July 1, 2005, a gaming licensee may construct permanent structures upon which to place a vessel or cruise vessel where a licensee has received approval to offer legal gaming. Such permanent structures would be included within the meanings of the terms “cruise vessel” and “vessel” under the statute. In the event that a gaming licensee constructs permanent structures under this provision, the former requirement that a cruise vessel have a minimum draft of six (6) feet would not apply.

The foregoing amendment to the statute is beneficial to the Company. The Company intends to take full advantage of this change in the law and has instructed its engineers to prepare preliminary designs in accordance with the amendment. In prior legal actions, certain environmental groups that sued the Company maintained, among other things, that the Company was required to dredge to meet the six foot draft requirement under the former statute. As redesigned, there would be no minimum draft requirement.

Potential Director Conflict of Interest

H. Steven Norton, one of the Company’s Directors, is also a Director and Vice Chairman of Onnam Entertainment, a Company with contracts to develop and operate Native American casinos in various U.S. locations and which is currently also seeking to develop a casino resort in Biloxi, Mississippi.

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

DIAMONDHEAD CASINO CORPORATION
DATE: May 19, 2005	/s/ Deborah A. Vitale
By: Deborah A. Vitale
President

/s/ Robert L. Zimmerman
By: Robert L. Zimmerman
Chief Financial Officer