Form 10QSB
period 2005-06-30
DIAMONDHEAD CASINO CORP
filed 2005-08-12
CIK 844887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File No: 0-17529

DIAMONDHEAD CASINO CORPORATION
(Exact name of registrant as specified in charter)

Delaware (State of Incorporation)	59-2935476 (I.R.S. EIN)
150 153rd Avenue, Suite 201, Madeira Beach, Florida 33708
(Address of principal executive offices)
Registrant’s telephone number, including area code: 727/393-2885
     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of shares outstanding as of August 4, 2005: 29,808,077.

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

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Three Months Ended
	June 30
	2005	2004
Costs and Expenses:
General and Administrative	155,878	174,239
Depreciation and Amortization	3,100	3,880
Other	23,635	24,857

	182,613	202,976

Other Income (Expense):
Dock Lease Income	39,252	39,252
Interest Earned On Invested Cash	603	984
Interest Expense	(14,478)	(21,477)
Other	69	6,091

	25,446	24,850

Net Loss	(157,167)	(178,126)
Preferred Stock Dividends	(26,840)	(26,840)

Net Loss Applicable to Common Stockholders	$(184,007)	$(204,966)

Loss Per Weighted Share
Basic and Diluted	$(.006)	$(.007)

Weighted Average Number of Common Shares Outstanding	29,776,320	29,622,115

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Six Months Ended
	June 30
	2005	2004
Costs and Expenses:
General and Administrative	313,982	357,091
Depreciation and Amortization	6,200	7,760
Other	48,915	48,999

	369,097	413,850

Other Income (Expense):
Dock Lease Income	78,504	78,504
Interest Earned On Invested Cash	1,313	2,339
Interest Expense	(36,257)	(43,511)
Other	52,638	6,181

	96,198	43,513

Net Loss	(272,899)	(370,337)
Preferred Stock Dividends	(53,680)	(53,680)

Net Loss Applicable to Common Stockholders	$(326,579)	$(424,017)

Loss Per Weighted Share
Basic and Diluted	$(.011)	$(.014)

Weighted Average Number of Common Shares Outstanding	29,758,688	29,603,336

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

June 30, 2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$294,134
Accounts Receivable	6,311
Other Current Assets	30,443

Total Current Assets	330,888

Equipment and Fixtures, Less Accumulated Depreciation	4,026
Land Held for Development -Dockside Gaming	5,460,758
Long Term Receivables and Other	26,514

$5,822,186

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$427,463
Sales Tax Settlement Liability	1,120,661
Deferred Dock Lease Income	28,000

Total Current Liabilities	1,576,124

Stockholders’ Equity:
Preferred Stock, $.01 par value;
Shares Authorized: 5,000,000
Shares Outstanding: 2,122,000
Aggregate Liquidation Preference ($2,591,080)	21,220

Common Stock, $.001 par value;
Shares Authorized: 50,000,000
Shares Issued: 34,200,124	34,200
Shares Outstanding: 29,808,077
Additional Paid-In-Capital:	26,463,639
Unearned ESOP Shares	(4,684,794)
Accumulated Deficit	(17,398,047)
Treasury Stock, at Cost, 1,250,000 Shares	(190,156)

Total Stockholders’ Equity	4,246,062

$5,822,186

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Operating Activities:
Net Loss	$(272,899)	$(370,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	6,200	7,760
Release of ESOP Shares	24,460	26,051
(Increase) decrease in:
Other Current Assets	3,202	20,663
Increase (decrease) in:
Accounts Payable and Accrued Liabilities	81,826	1,606
Sales Tax Settlement Liability	31,424	—

Net cash used in Operating Activities:	(125,787)	(314,257)

Investing Activities:
Land Development	(14,802)	(14,966)

Net cash used in Investing Activities	(14,802)	(14,966)

Financing Activities:
Payment of Notes and Long-Term Debt	—	(3,384)
Preferred Stock Dividends	(15,000)	(15,000)

Net cash used in financing activities:	(15,000)	(18,384)

Net decrease in cash and cash equivalents	(155,589)	(347,607)

Cash and cash equivalents, beginning of period	449,723	838,040

Cash and cash equivalents, end of period	$294,134	$490,433

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Going Concern
The Company has prepared the accompanying financial statements assuming that it will continue as a going concern. The Company has continued to incur net losses in the past several years and as of June 30, 2005, it has an accumulated deficit of $17,398,047 and a working capital deficiency of $1,245,236. Certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. As reflected in the accompanying financial statements, the Company incurred a net loss attributable to common stockholders of $326,579 for the six months ended June 30, 2005, and expects continued losses and use of cash through the remainder of the year.
The Company continues to take steps to protect its cash position. In August, 2004, the Company sold its two office condominium units located in Madeira Beach, Florida, for net proceeds of $156,802. Beginning in August of 2004 and continuing through the date of this report, the President and Vice President of the Company elected to defer their compensation. The total amount of deferred compensation owed the officers as of June 30, 2005, is $183,201. As was previously disclosed, beginning in January, 2004, the Company ceased making payments to the Florida Department of Revenue pursuant to fifteen settlement agreements entered into by five subsidiaries of the Company in 1997 relating to the audit period February 1, 1989 through June 30, 1994. One subsidiary of the Company, Europasky Corporation, which is still in business, continued to make payments pursuant to one of the above-referenced settlement agreements and has made the remaining payments due pursuant to this settlement agreement through May of 2005. A required balloon payment due after May 2005 under the settlement agreement, in the approximate amount of $89,000, remains outstanding. The remaining four subsidiaries obligated to make the remainder of said payments are no longer in operation and have no assets from which to satisfy their obligations under these settlement agreements. At June 30, 2005, the remaining four subsidiaries had payments in arrears due to the Florida Department of Revenue totaling approximately $162,000 in addition to a balloon payment in the approximate amount of $875,000 due after May 2005.
Since the parent company did not guarantee the payments due on behalf of its subsidiaries, the Company ceased making these payments, except as to Europasky Corporation, as of January 2004. There can be no assurance that the Florida Department of Revenue will not attempt to collect the amounts due on behalf of the four subsidiaries.
Management of the Company has determined that there is insufficient cash on hand to sustain the Company through the year ending December 31, 2005. The cash required to satisfy current accounts payable and accrued expenses totaling $427,463, as well as additional fees, costs and expenses required to obtain permits and approvals required for the Company’s Diamondhead, Mississippi project, substantially exceed the Company’s cash on hand of $294,134 at June 30, 2005. The Company has been exploring various options for raising sufficient funds for future use. These include, but are not limited to, bridge financing, sale of equity or debt securities, and/or a mortgage of its Diamondhead, Mississippi property. In August of 2003, Casino World, Inc., a wholly owned subsidiary of the Company, entered into a one year agreement with CB Richard Ellis, Inc. to serve as its exclusive agent to secure debt and equity financing for the Company’s Mississippi project. In August of 2004, Casino World, Inc. and CB Richard Ellis, Inc. agreed to extend the agreement for one additional year. To date, the Company has not found an acceptable funding source and can give no assurance that sufficient additional capital will become available at an acceptable cost or on a timely basis.
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
Note 2. Net Loss per Comon Share
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

Common Shares outstanding at June 30, 2005 includes:
Issued Shares	34,200,124
Less: Treasury Shares	(1,250,000)
Unallocated, uncommitted ESOP Shares	(3,142,047)

Outstanding Shares	29,808,077

Note 3. Legal Proceedings
No new contingencies have arisen during the six months ended June 30, 2005 that were not reported in the Company’s Annual Report on Form-10KSB for the year ended December 31, 2004, and no material changes have occurred with respect to contingencies which were reported therein except as follows.

Hubbard Enterprises, Inc. v. Europasky Corporation (Circuit Court in and for Pinellas County, Florida)(Case No. 03-4917-CI-11)

Case Pending

On or about July 10, 2003, Hubbard Enterprises, Inc. (“Hubbard”), which leases dock and related space in Madeira Beach, Florida to Europasky Corporation (“Europasky”), a wholly-owned subsidiary of the Company, filed a lawsuit against Europasky Corporation, seeking a declaration from the Court that Europasky breached its lease with Hubbard and was in default and that Europasky Corporation’s options to renew its lease with Hubbard ran through October 31, 2005 and not for an additional three year period through October 31, 2008, as claimed by Europasky Corporation. On July 12, 2005, the trial court entered Final Summary Judgment in favor of Hubbard declaring that Europasky Corporation’s options to renew its lease with Hubbard ended October 31, 2005. Europasky Corporation currently subleases the premises to VTM Management, Inc. (“VTM”). The terms of the sublease with VTM call for VTM to make all future payments due to Hubbard under the lease and, in addition, to pay additional rent to the Company in the approximate amount of $13,000 per month. The trial court’s ruling effectively terminates Europasky Corporation’s ability to assign or sublease the premises after October 31, 2005 and to collect approximately $13,000 per month rent for the sublease. On August 2, 2005, Europasky Corporation filed a Notice of Appeal from the trial court's ruling.
In addition, by letter dated August 2, 2005 and received August 8, 2005, Hubbard Enterprises, Inc. notified Europasky Corporation that it was in default under the terms of its lease because no cruise ship has been moored at the dock since January 2005.
Note 4. Stock- Based Compensation
The Company accounts for employee and director stock-based compensation cost using the intrinsic value method of accounting prescribed by the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock Based-Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” for employee stock arrangements. Stock awards are recorded as compensation expense over the vesting period, if any, based on the market value on the date of grant.
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

	Six Months Ended
	June 30,	June 30,
	2005	2004
Net loss applicable to common shareholders	$(326,579)	$(424,017)

Deduct: Total stock-based compensation expense determined under fair value based method	336,624	-0-

Pro forma net loss applicable to common Shareholders	$(663,203)	$(424,017)

Per share, as reported	$(.011)	$(.014)
Per share, pro forma	$(.022)	$(.014)
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
Note 5. New Accounting Pronouncements
In March 2005, Staff Accounting Bulletin No. 107 (“SAB 107”) was issued which expressed views of the Securities and Exchange Commission (“SEC”) regarding the interaction between Statement of Financial Accounting Standards Statement (“SFAS”) No. 123R, “Share-based Payment” and certain SEC rules and regulations and provides staff’s views regarding the valuation of share-based payment arrangements for public companies. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission (SEC) announced that the effective date of SFAS 123R will be suspended until January 1, 2006, for calendar year companies. The Company currently expects to adopt SFAS 123R effective January 1, 2006, based on the new effective date announced by the SEC. Although the Company has not yet determined whether adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirement under SFAS 123R, acceptable methods of determining fair market value, and the magnitude of the impact on its 2005 consolidated net income and earnings per share.
In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“FAS 154”). FAS 154 replaces APB Opinion No. 20 Accounting Changes and FAS 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on the Company’s consolidated financial statements.
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

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations
Plan of Operation
The Company’s current priority is the development of a destination casino resort in Diamondhead, Mississippi. In the opinion of management, this project holds the greatest potential for increasing shareholder value. The Company’s management, financial resources and assets will be devoted towards the development of this goal. There can be no assurance that the casino resort can be developed and , if developed, that the Diamondhead casino resort would be successful.
The Company ended cruise ship gaming operations in 2000 and, since then, has had no operations. Included in other income for the six months ended June 30, 2005 is dock lease income of $78,504 and other income of $52,500, representing the settlement of a claim against the realtor representing the Company in its sale of its two office condominium units in 2004. See Note 6 to the Notes to the Condensed Consolidated Financial Statements for further details. As disclosed in Note 3 to the Condensed Consolidated Financial Statements, the dock lease from which the Company derives its lease income, terminates effective October 31, 2005, leaving the Company without any income thereafter. Included in other income for the six months ended June 30, 2004 is dock lease income of $78,504. The Company incurred a net loss attributable to common shareholders of $326,579 and $424,017 for the six months ended June 30, 2005 and 2004 respectively. The Company will need to raise capital in 2005 to sustain itself and to proceed with the process of procuring the permits necessary to develop a casino resort.
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
Off Balance Sheet Arrangements
The Company retained an engineering firm, EDAW, Inc., to draft an Environmental Impact Statement (EIS) for its Diamondhead, Mississippi property at a basic cost of $500,000, of which $330,000 has been incurred and $260,000 has been paid. The Company temporarily halted the EIS beginning in the third quarter of 2003 to evaluate the possible relocation of its casino vessel at the Diamondhead property. The extent, if any, to which the Company may need to resume an EIS, is unknown at this time. See Item 5: “Recent Amendment to Mississippi Law Permitting Permanent Structures.”
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
Critical Accounting Policy
The Company currently carries the value of the Diamondhead, Mississippi property on its balance sheet at cost, in the amount of $5,460,758 and has examined that valuation for impairment. In the opinion of management, the carrying value is not in excess of the ultimate recovery value of the property. The Diamondhead, Mississippi property was last appraised on or about August 4, 2003, by J. Daniel Schroeder Appraisal Company at $108,900,000. The appraisal was subject to certain material assumptions and was predicated on the site being fully permitted and zoned as a legally permissible, water-based casino site.
The property is one that meets the Mississippi Gaming Commission’s requirements for a legal gaming site. Accordingly, management believes that use of the property as a gaming site represents the highest and best use of the property and provides for the greatest potential for shareholder value. Alternatively, in the event the Company was unable to obtain all of the permits required to develop a casino resort, the property could be used for other commercial or residential purposes since it fronts Interstate 10, a major east-west highway and the Bay of St. Louis. Given the recent interest in condominium development on the Mississippi Gulf coast, the property could be used, in part, for condominium and residential development.
An appraisal performed in August of 1999 by J. Daniel Schroeder Appraisal Company, also assuming full permitting, valued the property at $41,700,000 and took into consideration alternative uses for the property other than as a gaming site. The appraiser sub-divided the property into four separate parcels, including one parcel encompassing approximately 34 acres for potential gaming use, which was then-valued at $18.9 million. The remaining three parcels, which totaled approximately 130 acres, were appraised for potential residential real estate development, at $22.8 million. Residential real estate development would not be dependent on the regulatory and permitting issues relating to the design, placement and construction of a casino vessel in the Bay of St. Louis.
There can be no assurance that the necessary regulatory permits and approvals required to develop the property can be obtained or that financing required to do so can be obtained. The Company does not have the financial resources to develop the property. There can be no assurance that the Company can successfully develop the property or, that if developed, the operation would be successful.
Item 3. Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10QSB for the period ended June 30, 2005, as filed with the Securities and Exchange Commission, and have judged such controls and procedures to be effective as of June 30, 2005.
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
Item 5. Other Information
Recent Amendment to Mississippi Law Permitting Permanent Structures
In prior legal actions, certain environmental groups that sued the Company maintained, among other things, that the Company was required to dredge at its then-selected casino site to meet a six foot draft requirement under the then-existing Mississippi statute relating to the construction of casinos. To avoid any further legal challenge relating to this issue, the Company recently decided that it would be in the best interest of the Company to simply dredge at its existing casino site. While the Company’s engineers were preparing new plans that included dredging, the State of Mississippi changed the law relating to the construction of casinos.
On April 6, 2005, Section 27-109-1 of the Mississippi Code of 1972, was amended to provide that after July 1, 2005, a gaming licensee could construct permanent structures upon which to place a vessel or cruise vessel where a licensee had received approval to offer legal gaming. Such permanent structures would be included within the meanings of the terms “cruise vessel” and “vessel” under the statute. In the event that a gaming licensee constructed permanent structures under this provision, the former requirement that a cruise vessel have a minimum draft of six feet would not apply.
The foregoing amendment to the statute is beneficial to the Company. The Company intends to take full advantage of this change in the law and has instructed its engineers to prepare preliminary designs in accordance with the amendment. The Company intends to relocate its casino site elsewhere on the property and to dispense with any dredging requirement. In the event the Company relocates the casino, all permits previously issued for the original location would have to be amended or new permits for the new location would have to be obtained.
The extent, if any, to which the Company may need to resume an Environmental Impact Statement (EIS), is unknown at this time.
Director Conflict of Interest
H. Steven Norton, one of the Company’s Directors, is an investor in Onnam Entertainment (“Onnam”), a privately held company with contracts to develop and operate Native American casinos in various U.S. locations. Onnam Entertainment, Inc., a Las Vegas-based company, recently received permission from the Mississippi Gaming Commission to develop a casino site in Biloxi, Mississippi. This casino would compete with any casino resort subsequently developed by the Company. Mr. Norton expects to be named

Vice Chairman of Onnam in the near future.
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

DIAMONDHEAD CASINO CORPORATION

DATE: August 12, 2005	/s/	Deborah A. Vitale

	By:	Deborah A. Vitale
President

	/s/	Robert L. Zimmerman

	By:	Robert L. Zimmerman
Chief Financial Officer