Form 10QSB
period 2005-09-30
DIAMONDHEAD CASINO CORP
filed 2005-11-18
CIK 844887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Registrant’s telephone number, including area code: 727/393-2885
     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
     Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of shares outstanding as of November 9, 2005: 30,169,878.

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

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Three Months Ended
	September 30
	2005	2004
Costs and Expenses:
General and Administrative	$147,364	$162,311
Depreciation and Amortization	3,100	3,542
Other	30,197	25,805

	180,661	191,658

Other Income (Expense):
Dock Lease Income	39,252	39,252
Interest Earned On Invested Cash	556	903
Interest Expense	(5,090)	(21,791)
Other	69	90

	34,787	18,454

Net Gain on Sale of Asset	—	79,359

Net Loss	(145,874)	(93,845)
Preferred Stock Dividends	(26,840)	(26,840)

Net Loss Applicable to Common Stockholders	$(172,714)	$(120,685)

Net Loss Per Common Share Basic and Diluted	$(.006)	$(.004)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	29,814,706	29,658,445

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Nine Months Ended
	September 30
	2005	2004
Costs and Expenses:
General and Administrative	$461,346	$519,402
Depreciation and Amortization	9,300	11,302
Other	79,112	74,804

	549,758	605,508

Other Income (Expense):
Dock Lease Income	117,756	117,756
Interest Earned On Invested Cash	1,869	3,242
Interest Expense	(41,347)	(65,302)
Other	52,707	6,271

	130,985	61,967

Net Gain on Sale of Asset	—	79,359

Net Loss	(418,773)	(464,182)
Preferred Stock Dividends	(80,520)	(80,520)

Net Loss Applicable to Common Stockholders	$(499,293)	$(544,702)

Net Loss Per Common Share Basic and Diluted	$(.017)	$(.018)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	29,777,361	29,621,705

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005
(Unaudited)

ASSETS
Current Assets:
Cash	$218,873
Accounts Receivable	6,311
Other Current Assets	12,493

Total Current Assets	237,677

Equipment and Fixtures, Less Accumulated Depreciation	3,426
Land Held for Development -Dockside Gaming	5,460,758
Long Term Receivables and Other	26,514

$5,728,375

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$483,378
Sales Tax Settlement Liability	1,125,752
Deferred Dock Lease Income	28,000

Total Current Liabilities	1,637,130

Stockholders’ Equity:
Preferred Stock, $.01 par value;
Shares Authorized: 5,000,000
Shares Outstanding: 2,122,000
Aggregate Liquidation Preference ($2,591,080)	21,220

Common Stock, $.001 par value;
Shares Authorized: 50,000,000
Shares Issued: 34,200,124	34,200
Shares Outstanding: 29,827,963
Additional Paid-In-Capital:	26,451,886
Unearned ESOP Shares	(4,655,144)
Accumulated Deficit	(17,570,761)
Treasury Stock, at Cost, 1,250,000 Shares	(190,156)

Total Stockholders’ Equity	4,091,245

$5,728,375

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004

Operating Activities:
Net Loss	$(418,773)	$(464,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	9,300	11,302
Net Gain on Sale of Assets	—	(79,359)
Release of ESOP Shares	42,357	37,983
(Increase) decrease in:
Other Current Assets	21,152	32,893
Increase (decrease) in:
Accounts Payable and Accrued Liabilities	140,901	99,660
Sales Tax Settlement Liability	36,515	—

Net cash used in Operating Activities:	(168,548)	(361,703)

Investing Activities:
Proceeds from Sale of Assets	—	156,802
Land Development	(17,302)	(20,265)

Net cash used in Investing Activities	(17,302)	136,537

Financing Activities:
Payment of Notes and Long-Term Debt	—	(5,084)
Preferred Stock Dividends	(45,000)	(45,000)

Net cash used in financing activities:	(45,000)	(50,084)

Net decrease in cash	(230,850)	(275,250)

Cash, beginning of period	449,723	838,040

Cash, end of period	$218,873	$562,790

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Going Concern
The Company has prepared the accompanying financial statements assuming that it will continue as a going concern. The Company has continued to incur net losses in the past several years and as of September 30, 2005, it has an accumulated deficit of $17,570,761 and a working capital deficiency of $1,399,453. Certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. As reflected in the accompanying financial statements, the Company incurred a net loss attributable to common stockholders of $499,293 for the nine months ended September 30, 2005, and expects continued losses and use of cash through the remainder of the year.
The Company continues to take steps to protect its cash position. In August 2004, the Company sold its two office condominium units located in Madeira Beach, Florida, for net proceeds of $156,802. Beginning in August of 2004 and continuing through the date of this report, the President and Vice President of the Company elected to defer their compensation. The total amount of deferred compensation owed the officers as of September 30, 2005 is $232,486. In October 2005, the Company received cash payments totaling $175,000 derived from the exercise of options to purchase common stock from an Officer, a key employee, a Director of a subsidiary of the Company and a former Director of the Company. In November 2005, the Company sold 500,000 shares of common stock formerly held in treasury to unrelated “accredited investors” at $1.10 per share, raising an additional $550,000.
As was previously disclosed, beginning in January 2004, the Company ceased making payments to the Florida Department of Revenue pursuant to fifteen settlement agreements entered into by five subsidiaries of the Company in 1997 relating to the audit period February 1, 1989 through June 30, 1994. One subsidiary of the Company, Europasky Corporation, which is still in business, continued to make payments pursuant to one of the above-referenced settlement            agreements and has made the remaining payments due pursuant to this settlement agreement through May of 2005. A required balloon payment due under the settlement agreement in the approximate amount of $89,000 remains outstanding. The remaining four subsidiaries obligated to make the remainder of said payments are no longer in operation and have no assets from which to satisfy their obligations under these settlement agreements. At September 30, 2005, the remaining four subsidiaries had payments in arrears due to the Florida Department of Revenue totaling approximately $162,000 in addition to a balloon payment in the approximate amount of $875,000 due after May 2005.
Since the parent company did not guarantee the payments due on behalf of its subsidiaries, the Company ceased making these payments, except as to Europasky Corporation, as of January 2004. There can be no assurance that the Florida Department of Revenue will not attempt to collect the amounts due on behalf of the four subsidiaries.
The Company has cash on hand of $218,873 at September 30, 2005. Subsequent to September 30, 2005, the Company has received cash in the amount of $175,000 from the exercise of stock options and $550,000 from the sale of treasury stock to unrelated accredited investors. Nevertheless, management of the

Company has determined that there is insufficient cash on hand to sustain the Company over the next twelve months. The Company has been exploring various options for raising sufficient funds for future use. These include, but are not limited to, bridge financing, sale of equity or debt securities, and/or a mortgage of its Diamondhead, Mississippi property. The Company has not found an acceptable funding source and can give no assurance that sufficient additional capital will become available at an acceptable cost or on a timely basis.
In August of 2003, Casino World, Inc., a wholly-owned subsidiary of the Company, entered into a one year agreement with CB Richard Ellis, Inc. (“CBRE”) under the terms of which CBRE would serve as exclusive agent to secure debt and equity financing for the Company’s Mississippi project. In August of 2004, Casino World, Inc. and CBRE agreed to extend their contract for one additional year. The contract expired on August 1, 2005. CBRE continues to work with the Company on a non-exclusive, contingency fee basis.
On August 29, 2005, Hurricane Katrina struck the Mississippi Gulf coast, including the Company’s Diamondhead, Mississippi property. The hurricane caused significant and extensive damage to the entire Gulf coast. All thirteen casinos along the Mississippi Gulf Coast, which were required to be water-based by law, suffered damage and have not operated since the storm. The Company’s property, in Diamondhead, Mississippi remains intact. However, numerous trees on the property were uprooted or felled by the storm and significant debris litters the entire property. The Company believes that the only impact from the storm will be related to the removal of debris from its property.
The casino industry is important to Mississippi’s economy. Because of the damage caused by Hurricane Katrina to the water-based Gulf coast casinos, the Mississippi legislature passed legislation permitting casinos to be built on land. On October 17, 2005, Mississippi’s Governor signed into law a measure that would allow casinos to be built up to 800 feet from the mean high-water line of certain bodies of water. The new law applies to the Company’s Diamondhead property which is located on the Bay of St. Louis. The Company believes, due to the location of its property, that the impact of the new law will be beneficial.
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
Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is calculated by using the weighted average number of common shares outstanding, plus other potentially dilutive securities. As of September 30, 2005, dilutive securities included 4,890,500 potential additional common shares consisting of stock purchase options, warrants and convertible preferred stock. The foregoing are excluded from diluted net loss per share as their effect would be antidilutive.

Common Shares outstanding at September 30, 2005 includes:
Issued Shares	34,200,124
Less: Treasury Shares	(1,250,000)
Unallocated, uncommitted ESOP Shares	(3,122,161)

Outstanding Shares	29,827,963

Note 3. Legal Proceedings
No new contingencies have arisen during the nine months ended September 30, 2005 that were not reported in the Company’s Annual Report on Form-10KSB for the year ended December 31, 2004, and no material changes have occurred with respect to contingencies which were reported therein except as follows.
Hubbard Enterprises, Inc. v. Europasky Corporation (Circuit Court in and for Pinellas County, Florida)(Case No. 03-4917-CI-11)
Case on Appeal
On or about July 10, 2003, Hubbard Enterprises, Inc. (“Hubbard”), which leases dock and related space in Madeira Beach, Florida to Europasky Corporation (“Europasky”), a wholly-owned subsidiary of the Company, filed a lawsuit against Europasky Corporation, seeking a declaration from the Court that Europasky breached its lease with Hubbard and was in default and that Europasky Corporation’s options to renew its lease with Hubbard ran through October 31, 2005 and not for an additional three year period through October 31, 2008, as claimed by Europasky Corporation. On July 12, 2005, the trial court entered Final Summary Judgment in favor of Hubbard declaring that Europasky Corporation’s options to renew its lease with Hubbard ended October 31, 2005. On or about August 2, 2005, Europasky Corporation filed a Notice of Appeal from the trial court’s ruling. In addition, by letter dated August 2, 2005 and received August 8, 2005, Hubbard Enterprises, Inc. notified Europasky Corporation that it was in default under the terms of its lease because no cruise ship has been moored at the dock since January 2005.
Europasky Corporation currently subleases the leased premises to VTM Management, Inc. (“VTM”). The terms of the sublease with VTM call for VTM to make all future payments due to Hubbard under the lease and, in addition, to pay additional rent to the Company in the approximate amount of $13,000 per month. The trial court’s ruling effectively ends the lease between Hubbard and Europasky and terminates Europasky Corporation’s ability to assign or sublease the premises after October 31, 2005 and to collect approximately $13,000 per month rent for the sublease.
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
On or about October 30, 1998, Charles S. Liberis, the founder of the Company, a former President, Chief Operating Officer and Chairman of the Board of Directors of the Company, and his former spouse, Ginger Liberis, filed suit in the Circuit Court in and for Pinellas County, Florida for fraud and conspiracy, intentional interference with advantageous business relationships, intentional breach of duty to facilitate stock transfers, conspiracy, negligence-failure to facilitate stock transfers, defamation, conspiracy to defame, and intentional infliction of emotional distress. This was at least the tenth legal action filed by Charles Liberis against the Company. The Company and the defendant-directors filed motions for summary judgment in the case. The Court entered Final Summary Judgment in favor of the Company and the director-defendants on February 9, 2004. Liberis and his former wife appealed. On November 2, 2005, the District Court of Appeal of Florida for the Second District affirmed the ruling of the lower court. The decision is not yet final.
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

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004

Net loss applicable to common shareholders	$(172,714)	$(120,685)	$(499,293)	$(544,702)

Deduct: Total stock-based compensation expense determined under fair value based method	-0-	30,037	336,624	30,037

Pro forma net loss applicable to common Shareholders	$(172,714)	$(150,722)	$(835,917)	$(574,739)

Net loss, basic and diluted, per share, as reported	$(.006)	$(.004)	$(.017)	$(.018)
Net loss, basic and diluted, per share, pro forma	$(.006)	$(.005)	$(.028)	$(.019)
In determining the fair value of each option, the Black-Scholes option-pricing model as prescribed by SFAS No. 123 was used with the following weighted-average assumptions: dividend yield of zero, an average expected option life of 5 years, expected volatility of 87.49% in 2005 and 71.25% in 2004, and an average risk-free interest rate of 3.65% in 2005 and 3.66% in 2004.
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
Note 5. New Accounting Pronouncements
In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective no later than the end of the fiscal year ending after December 15, 2005. The Company has not determined what effect, if any, FIN 47 will have on its financial position or results of operations.
In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections.” SFAS No. 154 requires restatement of prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Also, SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of FAS 154 will have a material effect on our consolidated financial position, results of operations, or cash flows.
In October 2005, the FASB announced that FASB Staff Position (“FSP”) No. 13-1 (“FSP No. 13-1”), “Accounting for Rental Costs Incurred during a Construction Period,” is effective for reporting periods beginning after December 15, 2005. This Position concludes that rental costs incurred during and after a construction period are for the right to control the use of a leased asset during and after construction of a lessee asset, and that there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. This Position requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense, and included in income from continuing operations. The Company has not determined what effect, if any, the adoption of FSP No. 13-1 will have in the future on its financial position or results of operations or cash flows.
Note 6. Other Income
On August 26, 2004, the Company sold its two office condominium units located at 150-153rd Avenue in Madeira Beach, Florida, Suite 202, to South Beaches Real Estate Professionals, Inc., an unrelated Florida corporation, for a total contract price of $164,000. The sale was facilitated through a realtor representing the Company, who provided the Company with then-current real estate market values for the area, which the Company used in making the determination as to a fair and equitable sales price for its condominiums. After entering into the contract for sale of the units, the realtor informed the Company that he had made a mistake and that the fair market value of the property was in excess of the contract price. The Company, which did not want to breach its sales contract with the purchaser and expose itself to a lawsuit for breach of contract, closed on the sales contract and filed a claim against the realtor for the difference between the then-fair market value of the property and the contract price of $164,000. The Company settled its claim against the realtor for $52,500 which has been recorded as other income in the first quarter of 2005.

Note 7. Subsequent Events
Recently Enacted Mississippi Legislation
On October 17, 2005, the Governor of Mississippi signed into law, a measure that would allow casinos in Mississippi to be constructed on land. The new law will allow casinos located in certain areas to be constructed up to 800 feet from the mean high-water line of certain bodies of water. This new law applies to the company’s property on the Bay of St. Louis. The new law differs significantly from the law previously in effect, which required that a casino at the Company’s site be constructed in, on, or above water and be located a minimum of 50% below mean high tide.
On October 17, 2005, the Governor of Mississippi also signed into law a measure that requires any person possessing a license under the Gaming Control Act, who operates a gaming establishment in any of the three most southern counties of the State, and who does not lease public trust tidelands from the state, to pay an in-lieu tidelands assessment to the Public Trust Tidelands Assessments Fund. For calendar year 2006, the annual in-lieu tidelands assessment shall be between $400,000 and $750,000, based on an escalating scale which is based on the capital investment in the part of the structure in which the licensed gaming activities are conducted. For each calendar year thereafter, the Secretary of State shall review and adjust the value of the capital investment and the annual in-lieu tidelands assessment due. Such review and adjustment shall be tied to the Consumer Price Index. The new law will apply to any casino constructed on the Company’s property. Under the prior law, which required that the Company’s casino be in, or, or above water and a minimum of 50% at or below mean high tide, the Company would have been required to obtain a tidelands lease from the Secretary of State and pay a substantial tidelands lease fee to the State.
Options to Purchase Common Stock
On October 17, 2005, an Officer of the Company exercised an option to purchase 25,000 shares of the Company’s common stock at $ .50 per share, a key employee of the Company exercised an option to purchase 50,000 shares of the Company’s common stock at $ .50 per share, and a Director of a subsidiary of the Company exercised an option to purchase 25,000 shares of the Company’s common stock at $ .50 per share.
On October 18, 2005, a former Director of the Company exercised an option to purchase 250,000 shares of the Company’s common stock at $ .50 per share.
On October 24, 2005, an option to purchase 450,000 shares of the Company’s common stock at $ .50 per share issued to the President of the Company and an option to purchase 250,000 shares of the Company’s common stock at $ .50 per share, issued to a Vice President of the Company, expired.
On October 27, 2005, the Board of Directors awarded an option to purchase 450,000 shares of common stock at $1.25 per share to the President of the Company. Also, on October 27, 2005, the Board of Directors awarded an option to purchase 250,000 shares of common stock at $1.25 per share to the Vice President of the Company.
Private Placement — Sale of Treasury Shares
In November 2005, the Company sold 500,000 shares of common stock formerly held in treasury to unrelated “accredited investors” at $1.10 per share for a total of $550,000.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation
Significant Developments the Three Months Ended September 30, 2005
On August 29, 2005, Hurricane Katrina caused severe damage along the United States gulf coast. We are currently not aware of any significant long-term damage to our property caused be this event.
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
The Company ended cruise ship gaming operations in 2000 and since then has had no operations. Included in other income for the nine months ended September 30, 2005 is dock lease income of $117,756 and other income of $52,500, representing the settlement of a claim against the realtor representing the Company in its sale of its two office condominium units in 2004. See Note 6 to the Notes to the Condensed Consolidated Financial Statements for further details. As disclosed in Note 3 to the Condensed Consolidated Financial Statements, the dock lease from which the Company derives its lease income terminates effective October 31, 2005, leaving the Company without any income thereafter. Included in other income for the nine months ended September 30, 2004 is dock lease income of $117,756. The Company incurred a net loss attributable to common shareholders of $499,293 and $544,702 for the nine months ended September 30, 2005 and 2004, respectively. The Company will need to raise additional capital in the future to sustain itself and to proceed with the process of procuring the permits and approvals necessary to develop a casino resort.
On October 17, 2005, the Governor of Mississippi signed a bill into law that will allow casinos in Mississippi to be constructed on land. The new law will allow casinos located in certain areas to be constructed on land no more than 800 feet from the mean high-water line of certain bodies of water. This new law applies to the company’s property on the Bay of St. Louis. The new law differs significantly from the law previously in effect, which required that a casino at the Company’s site be constructed in, on, or above water and be located a minimum of 50% below mean high tide. The new law allows the Company to avoid any permits, authorizations, or leases that water-based construction would have required, but that land-based construction at the site may not require.
The Company believes that its property which fronts Interstate 10 for approximately two miles and which fronts the Bay of St. Louis for approximately two miles, is strategically located to take maximum advantage of the new law. In addition to a destination casino resort, the Company believes its property is also well suited for other real estate uses, including development of condominiums.
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
The Company believes that full permitting for the property and plans for ultimate construction of a casino resort will require material capital expenditures for engineering, architectural, accounting, and legal services. The amount ultimately required is unknown at this time.
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
The Company is currently engaged in discussions with potential joint venture partners and with potential purchasers of all or part of its property. There can be no assurance that any discussion will eventually result in any proposals that are acceptable to the Company. There can be no assurance that the necessary regulatory permits and approvals required to develop the property can be obtained or that financing required to do so can be obtained. The Company does not have the financial resources to develop the property. There can be no assurance that the Company can successfully develop the property or, that if developed, the operation would be successful.

Item 3. Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10QSB for the period ended September 30, 2005, as filed with the Securities and Exchange Commission, and have judged such controls and procedures to be effective as of September 30, 2005.
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
Item 6. Exhibits and Reports on Form 8-K
On September 8, 2005, the Company filed a Form 8-K with the Securities and Exchange Commission reporting an announcement as to the status of the Company’s Diamondhead, Mississippi property and Diamondhead office following Hurricane Katrina which struck the Mississippi coast on August 29, 2005. The report commented on possible Mississippi legislation which could affect the Company, provided engineering updates regarding the Company’s property, and reported on the Company’s intentions with respect to an annual meeting.
On October 17, 2005, the Company filed a Form 8-K with the Securities and Exchange Commission reporting the enactment of a new law in Mississippi permitting the construction of casinos no more than 800 feet from the mean high-water line of certain bodies of water and that the new law applied to the Company’s Diamondhead, Mississippi property on the Bay of St. Louis.

On October 31, 2005, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that Dr. Arnold Sussman had tendered his resignation from the Board of Directors for health-related reasons.
Exhibits 31.1 and 31.2
Attached to this report is the certification of both the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Rule 13A — 14 of the Securities and Exchange Commission Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
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

DIAMONDHEAD CASINO CORPORATION

DATE: November 18, 2005	/s/	Deborah A. Vitale

	By:	Deborah A. Vitale
President

	/s/	Robert L. Zimmerman

	By:	Robert L. Zimmerman
Chief Financial Officer