Form 10KSB
period 2005-12-31
DIAMONDHEAD CASINO CORP
filed 2006-03-31
CIK 844887

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2005
COMMISSION FILE NO: 0-17529
DIAMONDHEAD CASINO CORPORATION
(Name of small business issuer in its charter)

Delaware	59-2935476
(State of Incorporation)	(I.R.S. Employer Identification Number)
150 153rd Avenue, Suite 201, Madeira Beach, Florida 33708
(Address of principal executive offices)

Issuer’s telephone number, including area code:	727/393-2885
Securities registered pursuant to Section 12 (b) of the Act:	None
Securities registered pursuant to Section 12 (g) of the Act:	Common Stock, par value $.001
     Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     State issuer’s revenues for its most recent fiscal year: None.
     The aggregate market value of the voting stock held by non-affiliates of the Company is $75,923,389 based on the last reported sales price of $2.69 per share on March 17, 2006 multiplied by 28,224,308 shares of Common Stock outstanding and held by non-affiliates of the Company on March 17, 2006. As of the close of business on March 17, 2006, there were 34,173,807 shares of the Registrant’s Common Stock outstanding (which includes 4,912,366 shares in the Europa Cruises Corporation Employee Stock Ownership Plan).

i

PART I
FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended regarding events, conditions, and financial trends that may effect the Company’s future plans of operation, business strategy, operating results, and financial position. Diamondhead Casino Corporation is referred to herein as, “the Company”, “we”, or “our”. Except for historical information contained herein, the matters discussed in this document, in particular, statements that use forward-looking terminology such as “believes,” “intends,” “anticipates,” “may,” “will,” “should,” or “expects,” or the negative or other variation of these or similar words, are intended to identify forward-looking statements that are subject to risks and uncertainties including, but not limited to, increased competition, financing, governmental action, environmental opposition, legal actions, and other unforeseen factors. The development of the Diamondhead, Mississippi project, in particular, is subject to additional risks and uncertainties, including, but not limited to, risks relating to permitting, financing, the availability of capital resources, licensing, construction and development, litigation, the activities of environmental groups, delays, and the actions of federal, state, or local governments and agencies. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Moreover, the financial results reported herein are not necessarily an indication of future prospects of the Company. Future results may differ materially.
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
ITEM 1. BUSINESS
The Company is a Delaware corporation incorporated on November 15, 1988 under the name “Europa Cruises Corporation”. The Company became a publicly-held company in 1989. On or about November 22, 2002, the Company changed its name from “Europa Cruises Corporation” to “Diamondhead Casino Corporation”. Since November 6, 1998, the Company’s stock has traded on the Over the Counter Bulletin Board (OTCBB). The Company’s stock currently trades under the symbol “DHCC”. Prior to the corporate name change, the Company’s stock traded under the symbol “KRUZ.” Prior to trading on the Over the Counter Bulletin Board, the Company’s stock traded on the NASDAQ Small Cap Market.
The Company currently has three subsidiaries with no current operations. As of December 31, 2005, the Company had four employees. The Company considers its relationship with its employees to be satisfactory.

I. FLORIDA
     From inception through approximately August of 2000, the Company operated gambling ships in international waters. The ships sailed from state ports into international waters where gaming operations were conducted. From approximately 1994 through August of 2000, operations were conducted primarily out of ports located in Miami Beach, Florida, Ft. Myers Beach, Florida, and Madeira Beach, Florida. The Company eventually divested itself of its gaming operations to satisfy financial obligations to its vendors, lenders and taxing authorities and to focus its resources on the development of a casino resort on its 404.5 acres of waterfront property located in Diamondhead, Mississippi. The Company has no current operations in Florida. The Company does, however, lease office space in Madeira Beach, Florida, where it maintains its corporate headquarters.
II. MISSISSIPPI
The Company, through it’s wholly-owned subsidiary, Mississippi Gaming Corporation (hereafter “MGC”), owns a total of approximately 404.5 acres of unimproved land in Diamondhead, Mississippi. The property is located at 7051 Interstate 10 in Diamondhead, Mississippi. The site fronts Interstate 10 for approximately two miles and fronts the Bay of St. Louis for approximately two miles. The property is located immediately off Interstate 10 at the “Diamondhead” exit, which is exit 16. The property is located entirely within Hancock County, Mississippi at the border between Hancock County and Harrison County. The site is near the former Diamondhead Yacht Club and Marina, which is connected by a navigable channel to the Bay of St. Louis.
The property is held in fee simple and is debt-free and lien-free. The Company intends to develop the site as a destination casino resort in conjunction with one or more joint venture partners, through its wholly-owned subsidiary, Casino World, Inc. (hereafter “CWI”). The resort is expected to include condominiums, a casino, a luxury hotel and spa, a sports and entertainment center, a business conference center, and other amenities.
There is easy highway access to the site, via Interstate 10, which is a major, east-west traffic artery of the south. Interstate 10 connects, directly and indirectly, with various feeder markets. Prior to Hurricane Katrina, the Mississippi Department of Transportation reported the average number of vehicles on Interstate 10 passing the Diamondhead exit to be approximately 30,000 per day, or approximately 11,000,000 annually. The Diamondhead site is approximately five miles from Stennis International Airport; approximately eighteen miles from Gulfport-Biloxi regional airport; and approximately seventy miles from New Orleans International Airport.
The Company has had the site appraised on three occasions, subject to certain material assumptions, by J. Daniel Schroeder Appraisal Company. The appraisals were predicated on the site being fully permitted and zoned as a legally permissible, water-based casino site under Mississippi’s prior law, which required that casinos be water-based. The property was appraised on or about March 26, 1996 at $8,000,000; it was appraised on or about August 27, 1999 at $41,700,000; and it was appraised on or about August 4, 2003 at $108,900,000.

The Company maintains an office in Diamondhead, Mississippi and has one employee there. The Company has no current operations in Mississippi.
NEW LEGISLATION PERMITTING LAND-BASED CASINOS IN MISSISSIPPI
All references in this section to Mississippi law are qualified in their entirety by reference to the actual text of the law.
On August 29, 2005, Hurricane Katrina struck the Gulf coast of the United States causing extensive damage to Louisiana and Mississippi, including Biloxi, Gulfport, and Bay St. Louis, Mississippi, where approximately twelve of Mississippi’s casinos were then located. Hurricane Katrina destroyed most of the casinos on the Gulf coast. Under Mississippi law prior to Hurricane Katrina, casinos could not be built on land. Prior to Hurricane Katrina, Mississippi law required that casinos on the Gulf coast be built in, on, or above the water and be located a minimum of fifty percent below mean high tide. Hurricane Katrina destroyed most of these water-based casinos and carried some casino barges from their water-based moorings onto land. In a single day, Hurricane Katrina destroyed the Gulf coast casino industry and left thousands of casino-related workers without jobs. The State of Mississippi suffered an immediate and substantial loss of tax revenue due to the loss of a substantial portion of its casino industry.
On October 17, 2005, in response to the devastation caused by Hurricane Katrina, Mississippi passed new legislation that allows casinos located in certain statutorily-described areas to be constructed on land no more than 800 feet from the mean high-water line of certain bodies of water, including St. Louis Bay. Under Mississippi’s new legislation, the part of the structure in which licensed gaming activities are conducted must be located entirely in an area which is located no more than eight hundred (800) feet from the mean high-water line (as defined in Section 29-15-1 of the Mississippi Code) of the waters within the State of Mississippi, which lie adjacent to the State of Mississippi south of the three (3) most southern counties in the State of Mississippi, including the Mississippi Sound, St. Louis Bay, Biloxi Bay and Pascagoula Bay, or, with regard to Harrison County only, no farther north than the southern boundary of the right-of-way for U.S. Highway 90, whichever is greater. In the case of a structure that is located in whole or part on shore, the part of the structure in which licensed gaming activities are conducted must lie adjacent to state waters south of the three (3) most southern counties in the State of Mississippi, including the Mississippi Sound, St. Louis Bay, Biloxi Bay and Pascagoula Bay. When the site upon which the structure is located consists of a parcel of real property, easements and rights-of-way for public streets and highways are not construed to interrupt the contiguous nature of the parcel, nor is the footage contained within the easements and rights-of-way counted in the calculation of the distances specified above.
The Company believes that its property, which fronts Interstate 10 for approximately two miles and St. Louis Bay for approximately two miles, is strategically located to take advantage of the new law. The Company believes that the advent of land-based gaming in Mississippi will have a positive effect on the entire industry in Mississippi and change the perception of the gaming industry in Mississippi from that of a riverboat, dockside, or barge-based industry, to that of a Las Vegas style or Atlantic City style industry. With respect to the Company’s property, management believes the impact of the new law will also be beneficial. Management believes that the new law will allow the Company to avoid certain architectural constraints imposed by the design and construction of a water-based casino located in, on, or above water and a minimum of fifty percent below mean high tide. The new law will also allow the Company to avoid any permits, authorizations, or tidelands leases that water-based construction of a casino would have required, but that construction on land may not require.
The development of the Diamondhead, Mississippi property requires the Company to obtain permits and approvals from various federal, state, and local agencies, boards and commissions. These include, or may include, at a minimum, Hancock County, the Mississippi Gaming Commission, the Mississippi Commission on Marine Resources, the Mississippi Commission on Environmental Quality, and/or the U.S. Army Corps of Engineers. The regulatory environment relating to these permits and approvals is uncertain and subject to constant change. There can be no assurance that all permits and approvals can be obtained, or that if obtained, they will be renewed. Since Mississippi’s new law was passed, the Company has applied for and received the requisite zoning required from Hancock County, but has not applied for any other permits or approvals.
Permits/Approvals
Under Mississippi law prior to October 17, 2005, a casino could not be built entirely on land on the Company’s Diamondhead property. Prior to October 17, 2005, a casino had to be constructed in, on, or above water and be located a minimum of fifty percent below mean high tide. In addition, prior to April 6, 2005, a water-based casino had to draft a minimum of six feet. The Company’s attempts to build a water-based casino in the Bay of St. Louis under Mississippi’s prior law met with substantial resistance from both local and national environmental groups which viewed any construction in the Bay of St. Louis as environmentally unacceptable. Moreover, the minimum six-foot draft requirement that applied prior to April 6, 2005, was the subject of extensive litigation in which various environmental groups maintained that the Company was required, by law, to extensively dredge the Bay of St. Louis in order to meet the law’s then-existing minimum six foot draft requirement. These groups viewed such dredging as environmentally unacceptable in the Bay of St. Louis and repeatedly fought the Company’s efforts to build a casino in the Bay.
Prior to October 17, 2005, the development of the Diamondhead, Mississippi property as a casino resort required the Company to obtain, at a minimum, various permits and/or approvals from federal, state and local agencies, and boards and commissions, including, but not limited to, the Mississippi Gaming Commission, the Mississippi Commission on Marine Resources, the Mississippi Commission on Environmental Quality, the U.S. Army Corps of Engineers, the Mississippi Secretary of State, and Hancock County. The regulatory environment relating to these permits, approvals, and tidelands leases was uncertain, litigious, and subject to constant change. There was no assurance in the past that all permits, approvals and tidelands leases required under the former law could have been obtained, or that if obtained, they would have been renewed. Likewise, there can be no assurance that all permits and approvals required under the new law can be obtained, or that if obtained, they can be renewed.
Inasmuch as the Company intends to take advantage of Mississippi’s new law and construct its casino on land, some of the permits, authorizations, and/or leases previously required may no longer be required. For example, since the Company intends to build its casino on land, a tidelands lease from the Mississippi Secretary of State, which was previously required to lease State water-bottoms in, on, or over which the casino would be placed, is no longer required. The extent to which previously-required permits, approvals, authorizations, or an environmental impact statement, will be required for a casino constructed on land on the Company’s property, is not yet known.
A.	Hancock County
The Company’s Diamondhead, Mississippi property is located in Hancock County, Mississippi. On January 16, 1997, the Hancock County Board of Supervisors adopted a Hancock County Zoning Ordinance. Under the Hancock County Zoning Ordinance, the Company’s 404-acre site was zoned as a Special Use District-Waterfront District. Each year, beginning on November 18, 1998, CWI has forwarded a request to the Hancock County Planning Commission for an extension or renewal of the Special Use District-Waterfront District designation given to the property to be developed. Each year, beginning in 1998, the Hancock County Planning Commission has passed a resolution extending the designation for a period of one year. Each year, the resolution has been submitted to the Hancock County Board of Supervisors for ratification and approval and each year, since 1998, the Hancock County Board of Supervisors has voted to approve the resolution.
Most recently, by letter dated September 15, 2005, CWI forwarded a request to the Hancock County Planning Commission for an extension or renewal of the Special Use designation. On November 17, 2005, the Hancock County Planning Commission passed a resolution extending the designation through December 31, 2006. On November 22, 2005, the Hancock County Board of Supervisors ratified the resolution.
B.	Mississippi Gaming Commission
On June 15, 1995, the Mississippi Gaming Commission granted gaming site approval for the original, water-based, Diamondhead casino site. Inasmuch as the Company intends to construct its casino resort on land, the Company believes it will be required to obtain gaming site approval for a land-based casino site (See Mississippi Regulation-Gaming Site Approval/Approval of Site Development Plans/Approval to Proceed with Development). There can be no assurance that the Company will obtain the approvals required from the Mississippi Gaming Commission.
C.	Annual In-Lieu Tidelands Assessment
Inasmuch as the Company intends to take advantage of Mississippi’s new law and construct its casino on land, the Company believes it will not require a tidelands lease from the Secretary of State. Under Mississippi’s prior law, which required that the Company’s casino be in, or, or above water and a minimum of fifty percent at or below mean high tide, the Company would have required a tidelands lease from the Secretary of State and would have been required to pay a substantial annual tidelands lease fee to the State to lease State water-bottoms.
On October 17, 2005, when Mississippi passed new legislation permitting casinos to be built on land in certain locations, Mississippi also passed a companion law that requires any person possessing a license under the Mississippi Gaming Control Act, who operates a gaming establishment in any of the three most southern counties of the State (including the county in which the Company’s property is located), and who does not lease public trust tidelands from the State, to pay an annual in-lieu tidelands assessment to the Public Trust Tidelands Assessments Fund. For calendar year 2006, the annual in-lieu tidelands assessment will be between $400,000 and $750,000, based on an escalating scale which is based on the capital investment in the part of the structure in which the licensed gaming activities are conducted. For each calendar year thereafter, the Secretary of State shall review and adjust the value of the capital investment and the annual in-lieu tidelands assessment due. Such review and adjustment shall be tied to the Consumer Price Index. This annual in-lieu tidelands assessment will apply to any casino constructed on land on the Company’s property.
D.	Other Required Permits
In addition to the foregoing, the Company believes it may be required to obtain various permits from the following:
1)	Mississippi Commission on Marine Resources

2)	Mississippi Commission on Environmental Quality

3)	U.S. Army Corps of Engineers
There can be no assurance that the Company will be successful in obtaining these permits.
Uncertain Regulatory and Political Environment/Modifications
Any modification of the Company’s originally-approved site plan or any newly-approved site plan may require resubmission to, amendment to, and/or re-approval by the Mississippi Gaming Commission, the Mississippi Department of Marine Resources, the Mississippi Department of Environmental Quality, the Mississippi Secretary of State, the U.S. Army Corps of Engineers, Hancock County, and/or other federal, state or local agencies. The foregoing federal, state and local agencies regularly pass new rules and regulations which may affect permits and authorizations required. While there is no pending environmental litigation, the foregoing permits and approvals remain subject to future litigation and the actions of environmental groups and various federal, state and local governments and agencies, including, but not limited to, the foregoing. The regulatory environment relating to these permits, approvals and leases is uncertain and subject to constant change.
The political environment in which the Company and/or its subsidiaries intend to operate is also uncertain, dynamic and subject to rapid change. Existing operators often propose and support legislation and/or litigation designed to make it difficult or impossible for competition to enter a market. This political and regulatory environment makes it impossible to predict the effects that the adoption of and changes in gaming laws, rules and regulations and/or competition will have on proposed gaming operations or development of a gaming resort. Moreover, legislatures in states in which gaming is legal often consider wide-ranging legislation and regulations which could adversely affect operations and expected revenues. Likewise, the federal government often considers legislation which could adversely affect operations and expected revenues. For example, in 1999, the National Gambling Impact Study Commission, which conducted a two-year study of legal gaming in the United States, reported its findings and recommendations to Congress. Some of the recommendations made in its report, if implemented, might result in additional regulation of the gaming industry and could have an adverse effect on the industry and the Company’s proposed development.
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
MISSISSIPPI REGULATION
The Company has no current operations in Mississippi and does not operate any gaming facility in Mississippi. The Company intends to develop its Diamondhead property as a destination casino resort and to eventually operate its casino resort, with an experienced operator, through its subsidiaries, MGC and CWI. Assuming it is successful in developing its resort, the Company and its subsidiaries will be subject to federal, state and local, laws, rules, ordinances and regulations with respect to the operation of any gaming facility. The following is intended to serve as a partial description of the Mississippi regulatory environment in which the Company and its subsidiaries or joint venture partner(s) would seek approvals to construct and operate a gaming facility and is not intended to be a complete, precise, or up-to-date recitation of all applicable laws, rules, regulations or ordinances that might affect the Company’s operations or with which the Company would be required to comply. Additional or more restrictive laws, rules and regulations could be adopted at any time or gambling could be completely banned.
The location of, ownership of, and operation of gaming facilities in Mississippi are subject to extensive state and local regulation, primarily through the licensing and control of the Mississippi Gaming Commission and the Mississippi State Tax Commission. The Company and/or its subsidiaries, must register and be licensed under the Mississippi Gaming Control Act and its gaming operations will be subject to the regulatory control of the Mississippi Gaming Commission, the Mississippi State Tax Commission and various local and county regulatory agencies.
The Mississippi Gaming Control Act gives the Mississippi Gaming Commission (the “Commission”) extensive power to enforce the Act and adopt regulations in furtherance of the Act (the “Mississippi Regulations”). The laws, regulations and supervisory procedures of Mississippi and the Mississippi Gaming Commission seek to: (1) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity; (2) establish and maintain responsible accounting practices and procedures; (3) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Gaming Commission; (4) prevent cheating and fraudulent practices; (5) provide a source of state and local revenues through taxation and licensing fees; and (6) ensure that gaming licensees, to the extent practicable, employ Mississippi residents. The regulations are subject to amendment and interpretation by the Commission. Changes in Mississippi law or the regulations or the Commission’s interpretation thereof may limit or otherwise materially affect the types of gaming that may be conducted and could have a material adverse effect on Mississippi gaming operations.
The Commission has divided the preliminary approval process into three separate phases: (1) gaming site approval; (2) approval of the applicant’s site development plans; and (3) approval to proceed with development.
Gaming Site Approval
With respect to gaming site approval, preliminary approval constitutes only the Commission’s finding that the location complies with applicable gaming laws and regulations. Preliminary gaming site approval does not entitle the person receiving preliminary approval to approval of site development plans, nor does it constitute a license to engage in gaming or a right to a gaming license. Preliminary gaming site approval is a revocable privilege, and no holder acquires any vested right therein. Preliminary site approval is not subject to sale, assignment, or transfer. Nothing prevents the Commission from denying a gaming license or preliminary site approval based on the unsuitability of a particular site. An application for site approval must include evidence satisfactory to the Commission including: (1) a survey indicating the specific location of the property; (2) the current use of any adjacent property as well as the location of the nearest residential area, church and school; (3) evidence that all applicable zoning ordinances allow gaming at the proposed site; and (4) a survey, performed by a qualified surveyor of tidal surveys, establishing the mean high water line at the time site approval is granted.
Gaming establishments in the three most southern counties in the State of Mississippi, including Hancock County, are permitted to be permanent inland structures. No point in the gaming area may be more than eight hundred (800) feet from the nineteen (19) year mean high water line. Harrison County establishments south of Highway 90 may exceed the eight hundred (800) foot measurement up to the southern boundary of Highway 90. All public easements and rights-of-way for public streets and highways are excluded from the 800 foot measurement. Any point of reference used to determine the 800 foot distance from the mean high water line must be located on the applicant or licensee’s premises. The applicant or licensee must own and/or lease the land that is contiguous both to the parcel used to conduct gaming and the point of reference used to determine the mean high water line, and this land must be shown to be an integral part of the project. The Commission has final authority in reviewing and approving each site as it pertains to meeting the requirements of this regulation. Preliminary gaming site approval may be granted for a period not to exceed two years; however, such approval will automatically expire six months from the date granted if site development plans have not been approved by the Commission within that time.
Site Development Plan Approval
With respect to gaming site development plans, the Commission’s approval constitutes only the approval of the plan in concept. The applicant may not proceed with actual development until it receives approval to proceed with development from the Commission. The applicant’s site development plans submitted for approval must include architectural plans or renderings showing details of all proposed construction and renovation for the project, together with a footprint of the project and a description of the construction and type of parking facilities, as well as parking lot capacity, together with documentation to support this information.
Commission approval of site development plans requires that the facility include a 500 car, or larger parking facility in close proximity to the casino complex and infrastructure facilities which will amount to at least 100% of the higher of the appraised value or construction cost of the casino. Such infrastructure shall include any of the following: 250 room, or larger hotel of at least a two star rating as defined by the current edition of the Mobil Travel Guide, a theme park, golf course, marinas, tennis complex, entertainment facilities, or any other such facility as approved by the Commission as infrastructure. Infrastructure facilities are not such items as parking facilities, roads, sewage and water systems, or civic facilities normally provided by cities and/or counties. The Commission may, in its discretion, reduce the number of rooms required, where it is shown to the Commission’s satisfaction that sufficient rooms are available to accommodate the anticipated visitor load. Parking spaces may also be reduced as needed for small casinos, provided that the 100% infrastructure requirement is otherwise met. In cases where casinos that are not in operation are purchased which do not meet the parking and infrastructure requirements subsequent to February 20, 1999, the infrastructure requirement will be calculated on the higher of the appraised value of the casino barge or acquisition cost of the casino barge. For the purpose of determining compliance with this regulation, the Commission will, in its discretion, determine a fair and equitable method for calculating the construction cost of new casinos and acquisition costs for existing casinos. This regulation applies to any new applicant for a gaming license for a new gaming facility and to the acquisition or purchase of a licensee for which gaming operations have ceased prior to the time of acquisition or purchase. This regulation does not apply to any licensee which has been licensed by the Commission, or received a finding of site suitability from the Commission, prior to February 20, 1999 (or to any such licensee upon any licensing renewal after such date). For purposes of complying with this regulation, the appraised value of any casino will be determined by an appraisal completed by an appraiser approved by the Executive Director of the Commission prior to the appraisal. The Commission may require more than one appraisal and may obtain its own appraisal with the reasonable cost of same to be paid by the applicant.
Any change to the site development plan, or placement or design of the establishment, cruise vessel or vessel, shall be submitted in advance to the Executive Director for a determination of whether such change constitutes a material change. If the Executive Director determines that a material change has occurred, Commission approval is required for same.
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
The application for a Gaming Operator’s License must be filed no later than ninety (90) days after the Commission grants approval to proceed with development.
Opening of a Casino
Before any gaming facility may open to the public, all infrastructure requirements must be fully operational. Site development must be completed in accordance with the approved site development plan and be ready for operation within the preliminary gaming site approval time period. Gaming site approval may be extended within the discretion of the Commission.
The Commission requires, as a condition of licensure, that gaming establishments meet strict hurricane, fire-safety, and construction-related standards and regulations.
Application Information Required
In addition to other information required by law and Commission regulations, an applicant must provide complete information regarding the proposed operation, including but not limited to, a certification that any establishment to be used by the proposed operation has been inspected and approved by all appropriate authorities; fingerprints for each individual applicant; the nature, source, and amount of any financing; the proposed uses of all available funds; the amount of funds available after opening for the actual operation of the establishment; and economic projections for the first three (3) years of operation of the establishment. Each applicant must provide complete information regarding his or her background for the ten-year period preceding submission of the application. Every application must include any feasibility studies done on the type of gaming in the particular locale where the applicant intends to conduct gaming; the actual establishment blueprints, including a layout of each floor stating the projected use of each area; a description of the casino size and configuration of slot machines, video games of chance and table games; a description of the arrangements for food and drink concessions, the names and addresses of the concessionaires and the terms of the concession contracts; the type of slot machines and video games of chance to be used and the proposed distributors and manufacturers of this equipment; a description of the proposed management of the facility, management personnel by function, and tip distribution policies; and a description of procurement policies that emphasize the utilization of Mississippi employees, resources, and goods and services in the operation of the gaming establishment. In cases where the premises used for gaming are not wholly owned by the applicant, information pertaining to the interest held by any other person is required. Applicants must also submit a timetable for financing arrangements and commencement and completion of construction activities, setting forth the date upon which gaming activities will commence. The timetable will be subject to approval by the Commission and monitored for compliance by the Executive Director.
Gaming Licenses
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
Key Employee Licenses
Any executive, employee, or agent of a gaming licensee having the power to exercise a significant influence over decisions concerning any part of the operation of a gaming licensee or who is listed or should be listed in the annual employee report may be required to hold a Key Employee License. A Key Employee License relates only to the specified involvement for which it was made. If the nature of the involvement changes from that for which the applicant is granted a Key Employee License, he may be required to submit himself to a new determination of suitability to hold a Key Employee License. A Key Employee may be required to submit to a finding of suitability at any time after issuance of a Key Employee License. A Key Employee license is granted for a period of no longer than nine years from the date of issue. A Key Employee License may be granted for a period of less than nine years within the discretion of the Commission. A holder of a Key Employee License must file with the Investigations Division of the Commission by June 30th of each year, the “Investigations Division Annual Report”, providing all information requested on forms provided by the Commission and any other information requested by the Executive Director. Commission approval is required for certain acts of licensees or transactions directly or indirectly involving licenses. A holder of a Key Employee License must immediately inform the Commission of any arrest or conviction.
Deborah Vitale, President and Chairman of the Board of Diamondhead Casino Corporation and President and a Director of CWI and MGC, was issued a key person license by the Colorado Gaming Commission during 1994. A Colorado license is ineffective in Mississippi. During 1996, Ms. Vitale’s key person license in Colorado expired and was not renewed.
Findings of Suitability
The Commission can require that certain persons directly and actively involved in the administration or supervision of the gaming activities of gaming licensees be found suitable to hold a gaming license so long as that involvement continues and its regulations require that the following persons shall apply for a finding of suitability and must be found suitable by the Commission in order to be involved with a licensee: each person who serves as Chairman of the Board of Directors of any corporation, public or private, licensed or registered by the Commission; and each person who has a vote on any issue before the Board of Directors of any corporation, public or private, licensed or registered by the Commission and who is also an employee of the corporation or any of its subsidiaries. In addition, each person who serves as Chairman of the audit or compliance committees of any corporation, public or private, licensed or registered by the Commission, must apply for a finding of suitability. If the nature of the job changes from that for which the applicant is found suitable, he may be required to submit himself to a new determination of his suitability.
A finding of suitability is granted for a period of no longer than ten years from the date of issue. A finding of suitability may be granted for a period of less than ten years within the discretion of the Commission. A holder of a finding of suitability must file with the Investigations Division of the Commission by June

30th of each year, the “Investigations Division Annual Report”, providing all information requested on forms provided by the Commission and any other information requested by the Executive Director. A holder of a finding of suitability must immediately inform the Commission of any arrest or conviction.
The Commission has full and absolute power and authority, at any time, to deny any application or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, or fine any person licensed, registered, found suitable or approved, for any cause deemed reasonable by the commission. The Commission has the power, at any time, to investigate and require the finding of suitability of any record or beneficial stockholder of the Company. The Act requires that each person who, individually or in association with others, acquires, directly or indirectly, beneficial ownership of more than 5% of any class of voting securities of a publicly traded corporation registered with the Mississippi Gaming Commission, must notify the Mississippi Gaming Commission of this acquisition. The Act also requires that each person who, individually or in association with others, acquires, directly or indirectly, beneficial ownership of more than 10% of any class of voting securities of a publicly traded corporation registered with the Commission must be found suitable by the Mississippi Gaming Commission and pay the costs and fees that the Commission incurs in conducting the investigation. The Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a registered publicly traded holding company’s stock. However, the Commission has adopted a policy that generally permits certain institutional investors to own beneficially up to 15% of a registered public company’s stock without a finding of suitability. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners. The Commission may, at any time, dissolve, suspend, condition, limit or restrict a finding of suitability to own a registered public company’s equity interests for any cause it deems reasonable.
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
Extensive Non-Gaming Laws and Regulations
In addition to the foregoing, the Company and/or its subsidiaries will be subject to additional federal, state and local safety, health, employment, and other laws, regulations and ordinances that apply to non-gaming businesses generally. For example, Regulations adopted by the Financial Crimes Enforcement Network of the U.S. Treasury Department require currency transactions in excess of $10,000 occurring within a gaming day to be reported, including identification of the patron by name and social security number. Substantial penalties can be imposed for failure to comply with these regulations. The foregoing is just one example of the pervasiveness of the non-gaming laws, rules, regulations and ordinances that would apply to a casino operator.
COMPETITION
There is intense competition in the Mississippi market in which the Company intends to operate and in surrounding markets. The Company will compete directly with other existing gaming facilities located in Mississippi and in bordering states, including Louisiana. The Company will also be competing directly and indirectly, with gaming facilities throughout the United States and throughout the world as well as with Native American gaming operations which enjoy certain tax advantages. The Company expects this competition to increase as new gaming operators enter these markets, existing competitors expand their operations, gaming activities expand in existing jurisdictions, and gaming is legalized in new jurisdictions and/or on the internet. Assuming it is successful in developing a destination casino resort, the Company will also be competing with other forms of gaming and entertainment, including but not limited to, bingo, online computer gambling, pull tab games, card parlors, sports-book operations, pari-mutuel betting, dog racing, lotteries, jai-alai, video lottery terminals, and video poker terminals.

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
ITEM 2. PROPERTIES
DIAMONDHEAD, MISSISSIPPI PROPERTY
On June 19, 1993, the Company, through MGC, exercised an option to purchase 404.5 acres of land in Diamondhead, Mississippi for $4,000,000. MGC obtained a $2,000,000 loan from Casinos Austria Maritime Corporation (“CAMC”) to complete the purchase of the property. The loan was secured by a first mortgage on the property. The first mortgage loan was payable interest only at 8% per annum for fifteen months. The full principal balance on the first mortgage loan was due and payable on June 30, 1995. Prior to its due date, the first mortgage was paid in full from the proceeds of a loan obtained by the Company in May of 1995 from First Union National Bank of Florida. The loan due First Union National Bank of Florida was subsequently paid in full and the property is now debt-free and lien-free.
On June 19, 1993, MGC also entered into an Option Agreement to purchase approximately 80 acres of land included within the 404 acre site for a purchase price of ten dollars ($10.00). The option was originally purchased so as to avoid certain limitations that attached to the underlying parcels. It was in the interest of the Company and its Diamondhead project that certain litigation instituted by the seller of the property be completed before MGC exercised this option. The litigation was finalized in 2002 and MGC exercised its option in December of 2002. The property was transferred to MGC by Warranty Deed on December 18, 2002. The exercise of this option gave MGC full title to the entire 404 acre tract.
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
STORAGE FACILITIES
The Company leased storage facilities at the following location in 2005:

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
In January 2004, the Company notified the Florida Department of Revenue that four of the five subsidiaries which had entered into the fifteen Closing Agreements were no longer in business, had no assets, and were unable to make further payments pursuant to their respective Closing Agreements. The Company further notified the Florida Department of Revenue that one subsidiary, Europasky Corporation, remained in business, was receiving revenue pursuant to a sublease, and would continue to make payments due pursuant to the Closing Agreements. The total settled liability for Europasky Corporation pursuant to its three Closing Agreements was $162,369. The balance due under these three Closing Agreements at December 31, 2005 was $93,778. The Company has since notified the Florida Department of Revenue that Europasky Corporation is no longer receiving any revenue and, absent a recovery in a pending lawsuit against its landlord, would no longer be making any payments pursuant to its Closing Agreements. The total amount, including accrued interest, due the Florida Department of Revenue at December 31, 2005 amounted to $1,125,752. The consolidated financial statements have not been adjusted to reflect any reduction in the debt owed to the Florida Department of Revenue.
Europasky Corporation v. Hubbard Enterprises, Inc. (Circuit Court in and for Pinellas County, Florida)(Case No. 99-003715CI-007)
Claims against the Company dismissed/Company’s claims against Hubbard pending
In 1999, Hubbard Enterprises, Inc. (“Hubbard”), which leases dock and related space in Madeira Beach, Florida to Europasky Corporation (“Europasky”), a wholly-owned subsidiary of the Company, initially sued Europasky in this case claiming that Europasky owed rent to Hubbard for all passengers who boarded its ship as opposed to only passengers who “paid” to board its ship. Europasky countersued for breach of contract, tortious interference and malicious prosecution. Europasky filed a motion for summary judgment and was successful in getting Hubbard’s claims against Europasky dismissed. The lower court’s decision was affirmed on appeal. This leaves just Europasky’s claims against Hubbard pending. Europasky sued Hubbard for damages in the approximate amount of $1,184,702, plus prejudgment interest and punitive damages. Europasky’s attorneys have a 40% contingency fee in this case. Europasky pays no legal fees and no expenses in the case unless it prevails. The case was tried before a Judge from March 6, 2006 to March 13, 2006. The parties will submit proposed findings of fact, conclusions of law, and closing arguments, in writing, by April 7, 2006, after which time the Court will render its decision in the case.
Hubbard Enterprises, Inc. v. Europasky Corporation (Circuit Court in and for Pinellas County, Florida)(Case No. 03-4917-CI-11)
Case on Appeal
On or about July 10, 2003, Hubbard Enterprises, Inc. (“Hubbard”), which leased dock and related space in Madeira Beach, Florida to Europasky Corporation (“Europasky”), a wholly-owned subsidiary of the Company, filed a lawsuit against Europasky Corporation, seeking a declaration from the Court that Europasky breached its lease with Hubbard and was in default and that Europasky Corporation’s options to renew its lease with Hubbard ran through October 31, 2005 and not for an additional three year period through October 31, 2008, as claimed by Europasky Corporation. On July 12, 2005, the trial court entered Final Summary Judgment in favor of Hubbard declaring that Europasky Corporation’s options to renew its lease with Hubbard ended October 31, 2005. On or about August 2, 2005, Europasky Corporation filed a Notice of Appeal from the trial court’s ruling. By letter dated August 2, 2005 and received August 8, 2005, Hubbard Enterprises, Inc. also notified Europasky Corporation that it was in default under the terms of its lease because no cruise ship has been moored at the dock since January 2005. Europasky Corporation subleased the leased premises to VTM Management, Inc. (“VTM”). The terms of the sublease with VTM called for VTM to make all future payments due to Hubbard under the lease and, in addition, to pay additional rent to the Company in the approximate amount of $13,000 per month. The trial court’s ruling effectively ended the lease between Hubbard and Europasky and ended Europasky Corporation’s ability to assign or sublease the premises after October 31, 2005 and to collect approximately $13,000 per month rent for the sublease.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Since November 22, 2002, shares of the Company’s Common Stock, $.001 par value (the “Common Stock”) have traded on the over-the-counter market under the symbol “DHCC.” The following table sets forth the high and low closing price quotations of the Common Stock in each full quarter during the periods set forth. The over-the-counter quotations reflect inter-dealer prices without retail markup, markdown, or commission and may not represent actual transactions.

	2005 Quarters		2004 Quarters
	High	Low	High	Low
First Quarter	$.90	$.62	$1.00	$.63
Second Quarter	.80	.54	.90	.59
Third Quarter	.90	.56	.79	.58
Fourth Quarter	2.09	.85	.75	.52
On December 31, 2005, there were 952 registered holders of record of the Common Stock of the Company. On March 17, 2006, there were 948 registered holders of record of the Common Stock of the Company.
The Company has never paid a cash dividend on its Common Stock. Reference is made to Part III, Item 10 of this report which describes in full all compensation involving equity securities related to Directors and Officers of the Company.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION
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

The Company had no operations in 2005 or 2004. The Company ended its cruise ship gaming operations in 2000. The Company incurred a net loss applicable to common shareholders of $749,308 in 2005 and $747,599 in 2004. Management of the Company has been considering various means of raising capital needed to fund on-going costs and expenses as well as funds needed to proceed with the process of procuring the permits necessary to develop the Diamondhead, Mississippi property. In November 2005, the Board of Directors of the Company approved a plan for the sale of 1,250,000 shares of common stock held in treasury. Subsequently, the Company received $550,000 in connection with the sale of 500,000 shares in November of 2005 and an additional $522,850 in connection with the sale of approximately 421,653 shares in January of 2006.
In February of 2006, the President and Vice President of the Company each exercised an option to purchase 100,000 shares of common stock at $ .50 per share. In March 2006, a former director of the Company exercised two options to purchase shares of common stock; an option to purchase 75,000 shares at $.75 per share and an option to purchase 75,000 shares at $ .80 per share. In addition, in March 2006, a second former director of the Company exercised an option to purchase 150,000 shares of common stock at $ .50 per share.
The Company believes that full permitting for the property and plans for ultimate development of the property will require material capital expenditures for engineering, architectural, accounting, and legal services. The amount ultimately required is unknown at this time. Because of the uncertainty of the Company’s financial condition, the audited consolidated financial statements for the year ended December 31, 2005, contain a report rendered by the Company’s independent registered public accounting firm, with explanatory language, as to the Company’s ability to continue as a going concern.
Off Balance Sheet Arrangements
As discussed in Part I of this report, the Company retained an engineering firm, EDAW, Inc., to draft an Environmental Impact Statement (EIS) for its Diamondhead, Mississippi property at a basic cost of $500,000, of which $260,000 was paid through the date of this report. The Company temporarily halted the EIS beginning in the third quarter of 2003 to consider the possible relocation of a casino vessel at the Diamondhead property. On August 29, 2005, Hurricane Katrina struck the Mississippi Gulf coast, including the Company’s Diamondhead, Mississippi property. The hurricane caused significant and extensive damage to the entire Gulf coast. All thirteen casinos along the Mississippi Gulf Coast, which were required to be water-based by law, suffered damage and most have not operated since the hurricane. Because of the damage caused by Hurricane Katrina to the water-based Gulf coast casinos, the Mississippi legislature passed legislation permitting casinos to be built on land. On October 17, 2005, Mississippi’s Governor signed into law a measure that would allow casinos to be built up to 800 feet from the mean high-water line of certain bodies of water. The new law applies to the Company’s Diamondhead property which is located on the Bay of St. Louis. Since the new law allows land-based casino operations, the extent, if any, to which an EIS is required, is unknown.
The Company has agreements with various persons and entities who would be entitled to substantial commissions if the Company enters into an agreement relating to the development of its Diamondhead property as a result of their efforts. The Company had an agreement with CB Richard Ellis, Inc. (CBRE) to serve as the Company’s exclusive agent to procure debt or equity funding for the development of the

Diamondhead, Mississippi property. The agreement expired on July 31, 2005 and was not renewed. CBRE, however, continues to work with the Company on a non-exclusive basis on the same commission terms.
Critical Accounting Policy
Valuation of Impairment
The Company currently carries the value of the Diamondhead, Mississippi property on its balance sheet at cost, in the amount of $5,402,580 and has tested the valuation for impairment. In the opinion of management, the carrying value is not in excess of the ultimate recovery value of the property. However, there can be no assurances that the necessary regulatory approvals can be obtained or that financing will be available to develop the property. At December 31, 2005, the Company does not have the financial resources to develop the property and there can be no assurance that the property will be developed.
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

	2005	2004
Net loss applicable to common shareholders	$(749,308)	$(747,599)
Deduct: Total stock-based compensation expense determined under fair value based method	951,213	30,037

Pro forma net loss applicable to common shareholders	$(1,700,521)	$(777,636)

Per share, as reported	$(.025)	$(.025)
Per share, pro forma	$(.057)	$(.026)
In determining the fair value of each option, the Black-Scholes option-pricing model as prescribed by SFAS No. 123 with the following assumptions, was used: dividend yield of zero, expected volatility of

90.77% and 87.49% in 2005 and 71.25% and 83.61% in 2004, an average expected option life of 5 years and average risk-free interest rates ranging from 3.65% to 4.43% in 2005 and 3.66% in 2004.
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
ITEM 7. FINANCIAL STATEMENTS Financial Statements
The consolidated financial statements and notes thereto are included herein beginning at page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 8A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Security Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Security Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As of December 31, 2005, the Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Section 404 Compliance
Beginning with the year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to include management’s report on our internal control over financial reporting in our Annual Report on Form 10-KSB. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our registered independent public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting.
In order to achieve compliance with Section 404 within the prescribed period, management has commenced a Section 404 compliance project under which management has adopted a project work plan to assess the adequacy of the internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. During the fourth quarter of fiscal year 2005, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations of the Effectiveness of Internal Control
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance, that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company, have been detected.
ITEM 8B. OTHER INFORMATION
None
PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
A. Directors and Officers:
The current executive officers of the Company and their titles are as follows:

Name	Age	Title
Deborah A. Vitale	55	Chairman of the Board, President, Chief Executive Officer, and Treasurer
Gregory A. Harrison	61	Director, Vice President, Secretary
Frank E. Williams, Jr	71	Director
Bejamin J. Harrell	52	Director
H. Steven Norton	72	Director
Carl D. Stevens	59	Director
Robert Zimmerman	56	Chief Financial Officer
Directors elected to office have terms which extend to the next annual meeting.
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
GREGORY A. HARRISON, Ph.D., P.E., was elected a Director of the Company on February 20, 1998. Dr. Harrison was appointed Vice-President of the Company on July 18, 2002 and was appointed Secretary of the Company on July 25, 2002. Dr. Harrison is a consulting forensic engineer with forty years of diversified fire protection/safety/project engineering experience with NASA, DOD, NBS, NRC, ARAMCO, and Tenera, L.P. Effective August 27, 2004, Dr. Harrison became a Professional Engineer licensed to practice in the state of Mississippi. Dr. Harrison has qualified as an expert witness in various courts in ten states. Dr. Harrison is a partner of Master Jin Kim of Champion Martial Arts, Inc., in the development of an internet martial arts school. Dr. Harrison received a B.S. degree in Fire Protection Engineering from the University of Maryland in 1966, an M.S. degree in Civil Engineering from the University of Maryland in 1970, an M.S. degree in Engineering Administration from George Washington University in 1979 and a Ph.D. in Safety Engineering from Kennedy-Western University in 1994. Dr. Harrison has held a top secret security clearance with the U.S. Department of Energy, the U.S. Nuclear Regulatory Commission, and the Department of Defense. Dr. Harrison has served on the Board of Directors of Data Measurement Corporation and was an Advisory Board member of United Bank and First Patriot National Bank.
FRANK E. WILLIAMS, JR. was elected a Director of the Company on July 3, 2002. Since 1969, Mr. Williams has served as Chairman of the Board of Williams Enterprises of Georgia, Inc., a holding company controlling six subsidiaries active in various facets of the steel industry. Since 1995, Mr. Williams has also served as Chairman, CEO, and a fifty percent owner of Williams & Beasley Co. of Dallas, Texas, an erector of steel products in the southwestern United States and as Chairman and a major shareholder of Wilfab, Inc., a structural steel fabricator located in Cherokee County, Georgia. Mr. Williams is the Managing Partner and principal owner of Structural Steel Products, LLC of Richmond, Virginia, a manufacturer of prestressed concrete building systems for customers in the mid-Atlantic region and of Industrial Alloy Fabricators, LLC of Richmond, a fabricator of alloy plate products for the pulp and chemical industries operating in various segments of the steel construction industry. Mr. Williams continues to serve on the Board of Williams Industries, Inc., a public company (NASDAQ), which owns five subsidiaries active in the steel industry including Williams Bridge Co., one of the largest fabricators of steel plate for bridge structures in the mid-Atlantic region. The company was founded by Mr. Williams, who served as its President, CEO, and Chairman through 1994. Mr. Williams is currently Chairman of the Board of Directors of Kaiser Group Holdings, Inc., a public company (NYSE: KGH). Mr. Williams is a former Chairman and Director of Capital Bank, NA. Mr. Williams has been appointed by bankruptcy courts as an official representative serving in a pro bono capacity on behalf of investors and debt holders in public companies in bankruptcy. Mr. Williams holds a Bachelor of Civil Engineering degree from the Georgia Institute of Technology.
BENJAMIN J. HARRELL was elected a Director of the Company on July 18, 2002. Mr. Harrell was the founder and served as President and CEO of Pete Fountain Productions, Inc. from 1979 until it was acquired in 1999 by Production Group International, Inc. (“PGI”), a global event communications company, and subsequently acquired from “PGI” by TBA Global Events, LLC in 2005. Mr. Harrell currently manages the acquiring company’s business in the New Orleans area. Mr. Harrell also currently serves as Vice President of Pete Fountain Entertainment, LLC, which until March 2003, operated one of the largest jazz clubs in New Orleans. Since 1975, Mr. Harrell has served as personal manager for the internationally noted jazz artist, Pete Fountain. Mr. Harrell handles all aspects of Mr. Fountain’s career, including promotion, concerts, personal appearances and commercial endorsements. From 1985 through 2003, Mr. Harrell served as President of Cresent Sound & Light, Inc, a professional sound, lighting, video and staging company for the convention and entertainment industry. Mr. Harrell served as a Director of the New Orleans Metropolitan Convention and Visitors Bureau from 1997 through 1999. On January 15, 2004, Mr. Harrell was elected to the Board of Directors of Mississippi Gaming Corporation, a wholly owned subsidiary of the Company.
H. STEVEN NORTON was elected a Director of the Company on August 6, 2002. Since 1998, Mr. Norton has served as President and CEO of Norton Management, Inc., a consulting company in Alton, Illinois and Las Vegas, Nevada. Mr. Norton also currently serves as a Director of Centaur, Inc., a privately held company which owns a casino in Central City, Colorado and an equity interest in Hossier Park, an Indiana race track, located in Anderson, Indiana. Mr. Norton is also a Director of Colorado Casino Resorts, Inc., in Cripple Creek, Colorado and North East Resorts, Inc., a privately held company pursuing gaming in the state of Massachusetts. Mr. Norton also serves as Vice Chairman of Onnam Entertainment, Inc., a privately held Las Vegas based company, with contracts to develop and operate Native American casinos in various U.S. locations. Prior to Hurricane Katrina, Onnam received permission from the Mississippi Gaming Commission to develop a casino site in Biloxi, Mississippi. The casino would compete with any casino resort subsequently developed by the Company.
From 1993 to 1998, Mr. Norton served as President and Chief Operating Officer of Argosy Gaming Corporation, a public company and operator of riverboat casinos. Mr. Norton also previously served as President and Chief Operating Officer of the Sands Hotel & Casino in Las Vegas, Nevada; as President and Chief Executive Officer of the Gold River Gambling Hall & Resort in Laughlin, Nevada; as Executive Vice-President of Resorts International, Inc. and Resorts International Casino Hotel in Atlantic City, New Jersey; and as Vice-President, Treasurer and Comptroller of Paradise Island, Ltd/Paradise Island Casino.
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

CARL D. STEVENS was elected a Director of the Company on January 10, 2006. Mr. Stevens spent 26 years with the IBM Corporation in various sales and management positions, including Branch Manager, Atlanta, Georgia. Mr. Stevens was responsible for the southeast United States and served as Program Director for Public Sector Sales for the United States. In 1997, Mr. Stevens became President and CEO of ITC Corporation which was headquartered in Herndon, Virginia. ITC, a NASDAQ listed company, was a publisher and distributor of multimedia training materials with worldwide sales. In 1999, Mr. Stevens was named Division President of InfoCast Corporation Inc. which was headquartered in Toronto, Canada. Mr. Stevens headed the Company’s efforts in the e-Learning and Virtual Contact Center divisions. In June of 2001, Mr. Stevens was named CEO and President of Cogient Corporation, a medical software development and services provider headquartered in Toronto, Canada. Mr. Stevens resigned as CEO of Cogient Corporation in January of 2005 to return to the U.S. to actively manage his investments. Mr. Stevens attended Indiana University where he majored in business administration. Mr. Stevens is a veteran of the United States Air Force.
ROBERT ZIMMERMAN was appointed Chief Financial Officer of the Company on July 27, 1998. From May of 1994 until joining the Company, Mr. Zimmerman served as Controller for the North and Central American operations of Casinos Austria International, Ltd. From 1980 through 1993, Mr. Zimmerman served as Vice President of Finance for the Industrial Controls subsidiary of Emerson Electric Company (NYSE: EMR). Prior to 1980, Mr. Zimmerman was employed with the public accounting firm of Fiddler and Co. for seven years.
B.	Audit Committee
The Audit Committee of the Board of Directors is comprised of Frank E. Williams, Jr. (Audit Committee Chairman), Benjamin J. Harrell, and Gregory A. Harrison (ex-officio member). The Board of Directors has determined that both Mr. Williams and Mr. Harrell are independent members, as that term is defined under the enhanced independence standards for audit committee members in the Securities and Exchange Act of 1934. Mr. Harrison does not meet the independence standards. The Board of Directors has also determined that Frank E. Williams, Jr. is an Audit Committee Financial Expert as that term is defined in rules issued pursuant to the Sarbanes-Oxley Act of 2002.
C.	Code of Ethics
The Company adopted a Code of Ethics in 2004 that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code was attached as an exhibit in a prior year’s annual report. A copy of the Code of Ethics will be made available to any shareholder, free of charge, upon written request to the Company.
Section 16(a) Beneficial Ownership Reporting Compliance
Based solely upon its review of Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, all of such forms were filed timely by reporting persons during 2005 and all purchases and sales of stock have been disclosed by the Company.

ITEM 10. EXECUTIVE COMPENSATION
The following table provides information concerning the compensation of current executive officers of the Company and its wholly owned subsidiaries. No other person serving as an executive officer on December 31, 2005, received cash compensation in excess of $100,000 during any of the last three fiscal years.
SUMMARY COMPENSATION TABLE

		Annual Compensation				Long Term Compensation
						Awards			Payouts
					Other
					Annual	Restricted				All
Name and					Compen-	Stock			LTIP	Other
Occupation	Year	Salary		Bonus	sation	Awards	Options		Payouts	Compensation
Deborah A. Vitale	2005	$133,654	(1)	None	None	None	525,000	(2)	None	(3)
President	2004	$125,000	(1)	None	None	None	None		None	(3)
	2003	$125,000		None	None	None	825,000	(2)	None	(3)

(1)	Ms. Vitale received only $72,115 of her compensation in 2004. The remainder was paid to her in 2005. In 2005, Ms. Vitale received $125,000 of her annual salary the remainder was deferred to a later date.

(2)	On March 11, 2003, Ms. Vitale was awarded an option to purchase 750,000 shares of common stock, exercisable at $ .30 per share for services rendered as a Director. On April 3, 2003, an option to purchase 750,000 shares of common stock, exercisable at $1.00 per share, expired. On July 23, 2003, Ms. Vitale was awarded an option to purchase 75,000 shares of common stock, exercisable at $ .75 per share. On February 10, 2005, Ms. Vitale was awarded an option to purchase 75,000 shares of common stock, exercisable at $ .80 per share. On October 24, 2005, an option to purchase 450,000 shares of common stock, exercisable at $ .50 per share, expired. On October 27, 2005, Ms. Vitale was awarded an option to purchase 450,000 shares of common stock, exercisable at $1.25 per share.

(3)	As of December 31, 2003, Ms. Vitale was 80% vested in 128,426 shares of common stock allocated to her account in the Europa Cruises Corporation Employee Stock Ownership Plan for shares allocated through 2002. As of December 31, 2004, Ms. Vitale was 100% vested in 223,828 shares of common stock allocated to her account in the Europa Cruises Corporation Employee Stock Ownership Plan for shares allocated through 2003. As of December 31, 2005, Ms. Vitale is 100% vested in 278,327 shares of common stock allocated to her account in the Europa Cruises Corporation Employee Stock Ownership Plan for shares allocated through 2004.
OPTION GRANTS IN LAST FISCAL YEAR
On February 10, 2005, the Board of Directors awarded options to purchase a total of 600,000 shares of common stock, exercisable for a five year period, at an exercise price of $.80 per share, as follows:
1)	An option to purchase 75,000 shares of common stock to each of the six Directors of the Company.

2)	An option to purchase 75,000 shares of common stock to a key employee of the Company.

3)	An option to purchase 50,000 shares of common stock to an Officer of the Company.

4)	An option to purchase 25,000 shares of common stock to a Director of the Company’s wholly owned subsidiary, Casino World, Inc.
On October 27, 2005, the Board of Directors awarded an option to purchase 450,000 shares of common stock, exercisable for a five year period, at an exercise price of $1.25 per share, to the President of the Company. Also, on October 27, 2005, the Board of Directors awarded an option to purchase 250,000 shares of common stock, exercisable for a five year period, at an exercise price of $1.25 per share, to the Vice President of the Company.
AGGREGATE OPTIONS EXERCISED IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES
The following table shows stock options exercised by the named executive officers, directors, and former directors of the Company during the fiscal year ended December 31, 2005. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 2005. None of the following options were granted with shareholder approval, and none of the following options are “incentive stock options” within the meaning of Section 422A of the Internal Revenue Code of 1986.

			Number of Securities		Value of Unexercised
	Shares	Value	Underlying Unexercised		In-the-Money Options
	Acquired	Realized	Options at Year-End		At Year-End(2)
	On Exercise	(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Deborah A. Vitale	None	None	2,250,000	None	$2,538,750	None
Gregory A. Harrison	None	None	500,000	None	386,250	None
James Illius	250,000	$215,000	150,000	None	184,500	None
Frank E. Williams, Jr.	None	None	150,000	None	143,250	None
Arnold Sussman	None	None	150,000	None	143,250	None
Benjamin J. Harrell	None	None	150,000	None	143,250	None
H. Steven Norton	None	None	150,000	None	143,250	None

(1)	The “Value realized” reflects the appreciation on the date of exercise (based on the excess of the fair market value of the shares on the date of exercise over the exercise price). However, because the grantee of the option may keep the shares acquired upon the exercise of options or sell them at a different price, this amount does not necessarily reflect cash realized upon the sale of those shares.

(2)	“In-the-Money Options” are options outstanding at the end of the last fiscal year for which the fair market value of the Common Stock at the end of the last fiscal year ($1.73 per share) exceeded the exercise price of the options.
Directors’ Compensation
The current members of the Board of Directors are generally not paid for their services as a Director. Directors are reimbursed for certain approved expenses incurred in connection with Company business and for certain approved expenses incurred in connection with attendance at non-telephonic Board meetings and non-telephonic committee meetings.
On March 27, 2001, Ms. Vitale was awarded an option to purchase 100,000 shares of common stock exercisable at $.50 per share for services rendered as a Director. On April 11, 2001, Ms. Vitale was awarded an option to purchase 800,000 shares of common stock exercisable at $ .50 per share. On March 11, 2003, Ms. Vitale was awarded an option to purchase 750,000 shares of common stock exercisable at $ .30 per share. On July 23, 2003, Ms. Vitale was awarded an option to purchase 75,000 shares of common stock exercisable at $ .75 per share. On February 10, 2005, Ms. Vitale was awarded an option to purchase 75,000 shares of common stock exercisable at $.80 per share. On October 24, 2005, an option to purchase 450,000 shares of common stock at $ .50 per share expired. On October 27, 2005, Ms. Vitale was awarded an option to purchase 450,000 shares of common stock at $1.25 per share.
On March 27, 2001, Mr. Harrison was awarded an option to purchase 100,000 shares of common stock exercisable at $.50 per share for services rendered as a Director. On March 11, 2003, Mr. Harrison was awarded compensation in the form of 50,000 shares of common stock which was valued at the market price of such shares on the date of the award. On July 23, 2003, Mr. Harrison was awarded an option to purchase 75,000 shares of common stock at an exercise price of $.75 per share. On February 10, 2005, Mr. Harrison was awarded an option to purchase 75,000 shares of common stock exercisable at $.80 per share. On October 24, 2005, an option to purchase 250,000 shares of common stock at $ .50 per share expired. On October 27, 2005, Mr. Harrison was awarded an option to purchase 250,000 shares of common stock at $1.25 per share.
On March 27, 2001, Mr. Illius was awarded 150,000 options exercisable at $.50 per share for services rendered as a Director.
On July 23, 2003, Directors Frank E. Williams, Jr., Benjamin J. Harrell, H. Steven Norton and former Director Arnold Sussman, were each awarded an option to purchase 75,000 shares of common stock exercisable at $ .75 per share for services rendered as Directors. On February 10, 2005, Directors Frank E. Williams, Jr., Benjamin J. Harrell, H. Steven Norton and former Director Arnold Sussman, were each awarded an option to purchase 75,000 shares of common stock exercisable at $ .80 per share for services rendered as Directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AS OF FEBRUARY 23, 2006
The following table sets forth, to the Company’s knowledge, as of February 23, 2006, based on filings with the Securities and Exchange Commission and/or direct communication with certain beneficial owners, the beneficial ownership of the outstanding Voting Stock held by (i) each person or entity beneficially owning more than 5% of the shares of any class of Voting Stock, (ii) each director, nominee, and certain executive officers, individually, and (iii) all directors and executive officers as a group.

	Amount &
	Nature of
Name and Address	Beneficial	Title of	%	%
Beneficial Owner	Ownership	Class	of Class	Voting(1)
Europa Cruises Corporation	3,102,275	Common	8.00%	7.64%
Employee Stock Ownership Plan Trust (2)
150-153rd Avenue
Madeira Beach, Florida 33708

	Amount &
	Nature of
Name and Address	Beneficial	Title of	%	%
Beneficial Owner	Ownership	Class	of Class	Voting (1)
Deborah A. Vitale (2) (3)	5,747,602	Common	14.82%	14.15%
Chairman, President, CEO, and Treasurer Chairman, President, and Treasurer of Casino World, Inc. and Mississippi Gaming Corp. 1013 Princess Street Alexandria, Virginia 22314

Gregory Harrison (4)	1,374,788	Common	3.54%	3.39%
Director, Secretary, and Vice President 16209 Kimberly Grove Gaithersburg, Maryland 20878

Benjamin J. Harrell (5)	550,000	Common	1.42%	1.35%
Director 237 N. Peters Street, Fourth Floor New Orleans, Louisiana 70130

Frank E. Williams, Jr. (6)	423,650	Common	1.09%	1.04%
Director 2789b Hartland Road Falls Church, Virginia 22043

Carl D. Stevens (7)	502,324	Common	1.30%	1.24%
Director 1753 Highway 42 South Forsyth, Georgia 31029

H. Steven Norton (8)	150,000	Common	.39%	.37%
Director 700 Rozier Street Alton, Illinois 62002

Serco International Limited (9)	1,251,831	Common	3.23%	7.58%
P.O. Box 15, A-9010	900,000	S-NR Preferred	100.00%
Klagenfurt, Austria	926,000	S Preferred	100.00%

Austroinvest International Limited (9)	1,251,831	Common	3.26%	7.58%
P.O. Box 15, A-9010	900,000	S-NR Preferred	100.00%
Klagenfurt, Austria	926,000	S Preferred	100.00%

Ernst G. Walter (9)	1,251,831	Common	3.26%	7.58%
14700 Gulf Blvd., Apt.401	900,000	S-NR Preferred	100.00%
Madeira Beach, Florida 33708	926,000	S Preferred	100.00%

All Directors and Executive Officers as a Group ( 6 persons)	8,748,364		22.56%	21.54%

(1)	Common Stock, Series S-NR Preferred Stock and Series S Preferred Stock have been combined for the purpose of calculating voting percentages.

(2)	The Europa Cruises Corporation Employee Stock Ownership Plan (“ESOP”) was established on August 18, 1994. The Trustee of the ESOP is Deborah A. Vitale, President, CEO, and Chairman of the Board. As of December 31, 2004, 1,818,180 ESOP shares had been released and 1,738,635 ESOP shares had been allocated to participants in the ESOP. The participants in the ESOP are entitled to direct the Trustee as to the manner in which the Company’s allocated shares are voted. Unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.

(3)	Includes 3,102,275 unallocated common shares of the ESOP Trust; 217,000 shares of Common Stock owned directly by Ms. Vitale; options to purchase 2,150,000 shares of Common Stock; and 278,327 shares of Common Stock, which represent shares of stock held in Ms. Vitale’s fully vested ESOP participant account.

(4)	Includes 882,951 shares of Common Stock owned directly by Mr. Harrison; options to purchase 400,000 shares of Common Stock; and 91,837 shares of Common Stock held in Mr. Harrison’s partially vested ESOP participant account.

(5)	Includes 400,000 shares of Common Stock held directly by Mr. Harrell and options to purchase 150,000 shares of Common Stock.

(6)	Includes 210,000 shares of Common Stock owned directly by Mr. Williams; 63,650 shares of Common Stock owned by the Williams Family Limited Partnership of which Mr. Williams is President of the General Partner, the Williams Family Corporation; and options to purchase 150,000 shares of Common Stock.

(7)	Includes 502,324 shares of Common Stock owned directly by Mr. Stevens.

(8)	Includes options to purchase 150,000 shares of Common Stock.

(9)	Serco International Limited (f/k/a Serco International Financial Advisory Services, Ltd.) and Austroinvest International Limited are affiliated entities. The Company understands that Dr. Ernst Walter is the sole director of each company. The total beneficial ownership of securities of the Company held by the foregoing and Dr. Walter includes: 1,251,831 shares of Common Stock owned by Serco International Limited; 900,000 shares of Series S-NR Preferred Stock owned by Serco International Limited; and 926,000 shares of Series S Preferred Stock owned by Austroinvest International Limited.
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
Meetings of the Board of Directors
The Board of Directors held ten meetings during 2005 and eleven meetings during 2004. All Directors, with the exception of Frank E. Williams, Jr. attended at least 75% of the total number of Board meetings held during the period for which he or she was a Director. Mr. Williams was present at seven of the ten meetings held in 2005.
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
Exhibits

(a)	3(a)(i)	Certificate of Incorporation of the Company. (ii) Amendment to Certificate of Incorporation of the Company

(a)	3(b)	By-laws of the Company.

(g)	4.1	Subscription and Investment Agreement between Europa Cruises Corporation and Lagoon Cruise Line, Inc. dated August 26, 1994.

(g)	4.2	Warrant Agreement between Europa Cruises Corporation and FLC Holding Corp dated July 8, 1992.

(g)	4.2.1	Consent and Amendment of Credit Agreement Note and Warrant by and among FLC Holding Corp. (“FLC”), EuropaSky Corporation (“EuropaSky”), Europa Cruises Corporation and Casino World, Inc. (“Casino”), dated May 27, 1993 without Exhibits.

(g)	4.3	Warrant Agreement between Europa Cruises Corporation and The Stuart-James Company Incorporated dated June 29, 1989.

(g)	4.3.1	Warrant Certificates and Assignments for 125,520 shares and 17,000 shares registered in the name of Marc N. Geman dated June 22, 1994.

(g)	4.3.2	Motion to Approve Settlement Agreement Among Trustee, Marc N. Geman and Chatfield Dean & Co., Inc. dated October 8, 1993 with Settlement Agreement dated October 6, 1993 attached.

(g)	4.3.4	Order Approving Settlement Agreement Among Trustee, Marc N. Geman and Chatfield Dean & Co., Inc.

(g)	4.3.5	Agreement between Marc N. Geman and Europa Cruises Corporation dated June 15, 1993.

(g)	4.4	Convertible Promissory Note between Europa Cruises Corporation and Serco International Ltd. dated November 11, 1993: Transfer by Serco International Ltd. to Gaming Invest Corp. and election to convert Promissory Note by Gaming-Invest Corp.

	5.1	Qualified plan determination letter from the Internal Revenue Service dated April 4, 1996, issued to the Europa Cruises Corporation Employee Stock Ownership Plan.

(g)	10.1	Consulting Agreement between Europa Cruises Corporation and Casinos Austria Maritime Corporation dated September 16, 1994.

(g)	10.1.1	Equipment Lease between Europa Cruises Corporation and Casinos Austria Maritime Corporation dated October 13, 1994.

(g)	10.1.2	Promissory Note payable to Casinos Austria Maritime Corporation dated December 30,1994, and Second Naval Mortgage on the M/V Stardancer.

(g)	10.1.3	Subordination Agreement between Lagoon Cruise Line, Inc., Europa Stardancer Incorporation and Casinos Austria Maritime Corporation.

(a)	10(d)	The Company’s 1988 Stock Option Plan.

(b)	10(e)	Standard Bareboat Charter Agreement, dated August, 1989, between Sea Lanes Bahamas Limited and Europa Cruise Lines, Ltd.

(c)	10	(f)	Service Agreement, dated April 12, 1991, between Service America Corporation and Europa Cruise Lines.

(c)	10	(g)	Lease Agreement, dated June 30, 1991, between Palm Grove Marina, Inc., and Europa Cruises of Florida 1, Inc.

(c)	10	(h)	Memorandum of Agreement for lease, dated March 29, 1992, between Durwood Dunn and Mississippi Gaming Corporation.

(c)	10	(i)	Lease Agreement, dated January 29, 1992, between Claiborne County, Mississippi Port Commission and Mississippi Gaming Corporation.

(c)	10	(j)	Contract of Sale, dated February 21, 1992, between Ferry Binghamton, Inc., and Mississippi Gaming Corporation.

(b)	10	(k)	Lease Agreement, dated November 30, 1990, between Europa Cruises of Florida 2, Inc., and Hubbard Enterprises, Inc.

(b)	10	(l)	Reciprocal Relationship Agreement, dated December 28, 1990, amongst Europa Cruises of Florida 1, Inc., Europa Cruises of Florida 2, Inc., the Company and Cordis, A.G.

(b)	10	(m)	Promissory Note, dated December 31, 1990, and Addendum thereto, dated May 2, 1991, from the Company to Charles S. Liberis, P.A., Profit Sharing Plan.

(b)	10	(n)	Promissory Note, dated December 31, 1990, and Addenda thereto, dated April 18 and May 2, 1991, from the Company to Harlan G. Allen, Jr.

(b)	10	(o)	Stock Option and Agreement, dated December 31, 1990, between the Company and Charles S. Liberis, P.A., Profit Sharing Plan.

(b)	10	(p)	Stock Option and Agreement, dated December 31, 1990, between the Company and Harlan G. Allen, Jr.

(b)	10	(q)	Promissory Note, dated January 25, 1992, from Europa Cruises of Florida 1, Inc., and Europa Cruises of Florida 2, Inc., to Cordis, A.G.

(b)	10	(r)	Release, dated January 25, 1991, by Europa Cruise Lines, Ltd. in favor of the St. Paul Fire & Marine Insurance Co. Lloyds and certain London companies, through Bain Clarkson, Ltd.

(b)	10	(s)	Promissory Note, dated February 15, 1991, from Europa Cruises of Florida 1, Inc., to Midlantic.

(b)	10(t)	Assumption Modification and Security Agreement, dated February 15, 1992, amongst Europa Cruises of Florida 2, Inc., the Company and Midlantic.

(b)	10(u)	Mortgage Modification Agreement, dated February 15, 1992, between Europa Cruises of Florida 2, Inc., and Midlantic.

(b)	10(v)	Guarantee Agreement, dated February 15, 1991, between Europa Cruises of Florida 2, Inc., and Midlantic, Re:
Europa Cruises of Florida 2, Inc.

(b)	10(w)	Coordination Agreement, dated February 20, 1991, between Midlantic and Cordis, A.G.

(b)	10(aa)	Assignment of Note Receivable, Account Receivable and Common Stock from Harlan G. Allen, Jr. to the Company.

(b)	10(bb)	Stock Purchase Agreement, dated March 31, 1991, between the Company and Freeport Cruise Line, Ltd.

(b)	10(cc)	Pledge Agreement and Addendum thereto, dated April 18, 1991, between the Company and Harlan G. Allen, Jr.

(b)	10(dd)	Franchise and Development Agreements between LoneStar Hospitality Corporation and Miami Subs U.S.A., Inc., dated July 1, 1992.

(d)	10(ee)	Vessel Purchase Agreement dated July 8, 1992 between the Company and FLC, Re: Purchase of the EuropaSky.

(d)	10(ff)	Contract of Sale dated July 21, 1992, between the Company and Ferry Binghamton, Inc. Re: the Purchase of Miss New York.

(d)	10(gg)	Agreement to Lease and Option to Purchase dated July 7, 1992, between the Company and A&M Developers, Inc. Re:
Bossier City site.

(d)	10(hh)	Vessel Completion Contract by and between Eastern Shipyards, Inc., and FLC Holding Corporation Re: EuropaSky.

(e)	10(ii)	Stock Purchase Agreement dated December 21, 1992 between Europa Cruises Corporation and Jeffrey L. Beck, Trustee.

(e)	10(jj)	Copy of the Complaint filed by Charles S. Liberis vs. the Company and others.

	10(kk)	Settlement agreement between the Company and Sea Lane Bahamas, Ltd. dated February 4, 1994.

(f)	10(ll)	Gaming Concession Agreement between the Company and Casinos Austria Maritime Corporation dated February 18, 1993.

(f)	10(mm)	Management Agreement between the Company and Casinos Austria Maritime Corporation dated June 19, 1993.

(f)	10(nn)	Diamondhead, Mississippi Loan Agreement, Continuing Guaranty, Promissory Note, and extension of Promissory Note between the Company and Casinos Austria Maritime Corporation mortgage to September 17, 1994.

(f)	10(oo)	Convertible Promissory Note dated November 11, 1993 issued by the Company to Serco International Ltd.

(f)	10(pp)	Lease Agreement between the Company and Serco International Ltd dated November 15, 1993.

(f)	10(qq)	Casino World, Inc. 1993 Stock Option Plan dated March 25, 1993.

(f)	10(rr)	Form of Stock Option Agreement dated as of August 31, 1994 issued to Deborah A. Vitale, Stephen M. Turner, Ernst G. Walter and Lester E. Bullock.

(f)	10(ss)	Easement dated December 22, 1994 granted to Mississippi Gaming Corporation adjacent to proposed Diamondhead gaming site.

(f)	10(tt)	Miami Beach Marina Lease dated February 10, 1995 as amended between Europa Cruises of Florida, 2 and Tallahassee Building Corp.

(f)	10(uu)	Settlement Agreement dated May 9, 1994 between Europa Cruises Corporation and Harlan G. Allen, Jr.

(f)	10(vv)	First Union National Bank Credit and Security Agreement and Promissory Note dated May 23, 1995 between Europa Cruises Corporation, Europa Cruises of Florida 1, Inc., Europa Cruises of Florida 2, Inc., EuropaSky Corporation and Europa Stardancer Corporation.

(f)	10(ww)	First Union National Bank Credit and Security Agreement and Promissory Note dated August 25, 1995 between Europa Cruises Corporation, Europa Cruises of Florida 1, Inc., Europa Cruises of Florida 2, Inc., EuropaSky Corporation and Europa Stardancer Corporation.

(f)	10(xx)	Snug Harbor Group, Inc. Lease dated September 20, 1996 between Snug Harbor Group, Inc. and Europa Cruises of Florida 1, Inc.

(f)	10(yy)	Tidelands Lease and Land Lease dated February 1, 1996, between Hancock County Port and Harbor Commission and Mississippi Gaming Corporation.

	10.2	Warrant Agreement Between First Union National Bank of Florida and Europa Cruises Corporation dated October 30, 1996 and February 4, 1997.

	10.2.1	Second Modification of Credit and Security Agreement and other Loan Documents and Renewal Promissory Note between First Union National Bank of Florida and Europa Cruises Corporation dated October 31, 1996.

	10.2.2	Promissory Note between Europa Cruises of Florida 2, Inc. and dEBIS Financial Services, Inc. dated October 30, 1996.

	10.2.3	Form of Stock Option Agreements for options granted April 18, 1996 to Lester Bullock, Deborah Vitale, Piers Hedley, Debra Gladstone, Andy Rufo, Michael Reeves, and Jim Monninger.

	10.2.4	Lease Agreement between Tierra Verde Marina Development Corporation and Europa Stardancer Corporation dated October 1, 1996.

	10.2.5	Agreement between the Company and McDonald & Company Securities, Inc. dated April 2, 1998.

(h)	10.3	Charter Agreement between Europa Stardancer Corporation and Seven Star Charters, Inc. dated December 28,1998.

(h)	10.3.1	Agreement for Purchase and Sale of a Vessel between Europa Stardancer Corporation and Seven Star Charters, Inc. dated October 30, 1999.

(h)	10.3.2	Agreement for Purchase and Sale of a Vessel and Business Assets between Europa Cruises of Florida 2, Inc. and Stardancer Casino, Inc. dated December 30, 1999.

(h)	10.3.3	Agreement for the Purchase and Sale of a Vessel and Certain Assets between Europasky Corporation and Stardancer Casino, Inc, dated August 2, 2000.

(h)	10.3.4	Agreement for the Purchase and Sale of a Vessel between Europa Cruises of Florida 1, Inc. and Stardancer Casino, Inc. dated August 2, 2000.

(i)	10.4	Code of Ethics applicable to the Chief Executive Officer, Chief Financial Officer and Vice President of the Company.

(f)	18	Letter from BDO Seidman, LLP regarding 1995 change in accounting principle.
Index to Exhibits
(a)	Previously filed as an exhibit to the Company’s Registration Statement No. 33-26256-A and incorporated by reference.

(b)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated by reference.

(c)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated by reference.

(d)	Previously filed as an exhibit to the Company’s Form S-2 Registration Statement dated August 26, 1992 and incorporated by reference.

(e)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1992 and incorporated by reference.

(f)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the years ended December 31, 1993 and 1994 and incorporated by reference.

(g)	Previously filed as an exhibit to the Company’s S-2 Registration Statement (No. 33-89014) filed January 31, 1995 and incorporated by reference.

(h)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the years ended December 31, 2000 and 1999 and incorporated by reference.

(i)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated by reference.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Audit Committee approves all services provided by the Company’s independent registered public accounting firm, Friedman, LLP. The following fees were paid to Friedman, LLP for services rendered in 2005 and 2004:

	2005	2004
Audit Fees	$50,529	$46,516
Audit-Related Fees	7,745	7,747
Tax Fees	0	0
All Other Fees	1,500	0

Total Fees Paid to Friedman, LLP	$59,774	$54,263

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
All other fees are comprised of fees charged in conjunction with the review of the Company’s answers to the Securities and Exchange Commission’s queries in their review of the Company’s filings.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMONDHEAD CASINO CORPORATION
DATE: March 31, 2006	/s/ Deborah A. Vitale
By: Deborah A. Vitale, President

/s/ Robert Zimmerman
By: Robert Zimmerman, Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Deborah A. Vitale, President and Chairman of the Board	March 31, 2006

/s/ Gregory A. Harrison Corporate Secretary and Director	March 31, 2006

/s/ Frank E. Williams, Jr. Director	March 31, 2006

/s/ Benjamin J. Harrell Director	March 31, 2006

/s/ Carl D. Stevens Director	March 31, 2006

/s/ H. Steve Norton Director	March 31, 2006

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of:
Diamondhead Casino Corporation and Subsidiaries
     We have audited the accompanying consolidated balance sheet of Diamondhead Casino Corporation and Subsidiaries as of December 31, 2005, and the related consolidated statements of loss, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamondhead Casino Corporation and Subsidiaries as of December 31, 2005, and the consolidated loss and its cash flows for each of the years in the two-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has incurred significant recurring net losses over the past few years. In addition, the Company has discontinued all significant operations, except for its efforts to develop the Diamondhead, Mississippi property. Such efforts may not contribute to the Company’s cash flows in the foreseeable future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence is dependent upon its ability to raise the necessary capital with which to satisfy liabilities, fund future operations and develop the Diamondhead, Mississippi property. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Friedman LLP
New York, New York
January 27, 2006

MEMBER OF DFK INTERNATIONAL WITH AFFILIATED OFFICES WORLDWIDE

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

ASSETS

Current assets
Cash	$501,009
Accounts receivable	16,956
Prepaid insurance and other current assets	19,761

Total current assets	537,726

Property and equipment, less accumulated depreciation of $12,344	2,861
Land held for development (Note 3)	5,402,580
Other assets	26,514

$5,969,681

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$219,617
Sales tax settlement liability (Note 4)	1,125,752

Total current liabilities	1,345,369

Commitments and contingencies (Notes 3 and 9)	—
Stockholders’ equity (Notes 5 and 7)
Preferred stock, $.01 par value; shares authorized 5,000,000, outstanding 2,122,000 ($2,591,080 aggregate liquidation preference)	21,220
Common stock, $.001 par value; shares authorized 50,000,000, issued 34,573,807, outstanding 30,721,532	34,574
Additional paid-in capital	27,128,881
Unearned ESOP shares	(4,625,492)
Deficit	(17,820,777)
Treasury stock, at cost, 750,000 shares	(114,094)

Total stockholders’ equity	4,624,312

$5,969,681

See accompanying notes to consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
COSTS AND EXPENSES
Administrative and General	$648,518	$684,537
Depreciation and Amortization (Note 3)	12,365	14,306
Other	125,958	99,670

	786,841	798,513

OTHER INCOME (EXPENSE)
Dock Lease Income	130,841	157,009
Interest Earned on Invested Cash	2,670	4,205
Interest Expense	(41,347)	(87,032)
Other	52,729	6,360

	144,893	80,542

Net Loss Before Net Gain on Sale of Assets	(641,948)	(717,971)

Net Gain on Sale of Assets (Note 6)	—	77,732

NET LOSS	(641,948)	(640,239)

PREFERRED STOCK DIVIDENDS	(107,360)	(107,360)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(749,308)	$(747,599)

PER SHARE AMOUNTS
Net loss per common share, basic and diluted	$(.025)	$(.025)

Weighted average number of common shares outstanding, Basic and diluted	29,892,404	29,640,880

See accompanying notes to consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(NOTES 5 AND 6)
YEARS ENDED DECEMBER 31, 2005 AND 2004

			Additional
	Preferred	Common	Paid-In	Unearned
	Stock	Stock	Capital	ESOP Shares
Balance, January 1, 2004	$21,220	$34,089	$26,495,046	$(4,862,698)
ESOP compensation	—	—	(67,496)	118,604
Preferred stock dividends	—	77	47,283	—
Net loss for the year	—	—	—	—

Balance, December 31, 2004	21,220	34,166	26,474,833	(4,744,094)

ESOP compensation		—	(41,842)	118,602
Issuance of common stock for:
Exercise of stock options		350	174,650
Sale of shares held in treasury		—	473,938
Preferred stock dividends	—	58	47,302	—
Net loss for the year	—	—	—	—

Balance, December 31, 2005	$21,220	$34,574	$27,128,881	$(4,625,492)

		Treasury
	(Deficit)	Stock	Total
Balance, January 1, 2004	$(16,323,870)	$(190,156)	$5,173,631
ESOP compensation	—	—	51,108
Preferred stock dividends	(107,360)	—	(60,000)
Net loss for the year	(640,239)	—	(640,239)

Balance, December 31, 2004	(17,071,469)	(190,156)	4,524,500

ESOP compensation	—	—	76,760
Issuance of common stock for:
Exercise of stock options			175,000
Sale of shares held in treasury		76,062	550,000
Preferred stock dividends	(107,360)	—	(60,000)
Net loss for the year	(641,948)	—	(641,948)

Balance, December 31, 2005	$(17,820,777)	$(114,094)	$4,624,312

See accompanying notes to consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(NOTE 10)
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
OPERATING ACTIVITIES
Net loss	$(641,948)	$(640,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of assets	—	(77,732)
Depreciation and amortization	12,365	14,306
ESOP provision	76,760	51,108
(Increase) decrease in:
Accounts receivable	(10,645)	—
Prepaid insurance and other	13,884	34,376
(Decrease) increase in:
Accounts payable and accrued expenses	(41,020)	90,691
Sales tax settlement liability	36,515	75,427
Deferred dock lease income	(28,000)	—

Net cash used in operating activities	(582,089)	(452,063)

INVESTING ACTIVITIES
Proceeds from sale of fixed assets	—	156,802
Land development	(31,625)	(33,056)

Net cash provided by (used in) investing activities	(31,625)	123,746

FINANCING ACTIVITIES
Sale of common shares held in treasury	550,000	—
Exercise of options to purchase common stock	175,000	—
Preferred stock dividends	(60,000)	(60,000)

Net cash provided by (used in) financing activities	665,000	(60,000)

Net increase (decrease) in cash	51,286	(388,317)
Cash, beginning of year	449,723	838,040

Cash, end of year	$501,009	$449,723

See accompanying notes to consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business	Diamondhead Casino Corporation (the “Company”) owns a total of approximately 404.5 acres of unimproved land in Diamondhead, Mississippi which it plans to develop. The Company officially changed its name from Europa Cruises Corporation to Diamondhead Casino Corporation in November of 2002. The Company was originally formed to principally own, operate and promote cruise vessels offering day and evening cruises in the State of Florida.

2.	Liquidity and Going Concern	The consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses over the past several years, and as of December 31, 2005, has an accumulated deficit of $17,820,777 and a working capital deficiency of $807,643. Certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company incurred a loss applicable to common shareholders of $749,308 for the year ended December 31, 2005 and expects continued losses for the foreseeable future.

Management of the Company has determined that there may not be sufficient cash on hand to sustain the Company through the year ending December 31, 2006. The cash required to satisfy current accounts payable and accrued expenses totaling $219,617 incurred in 2005, and required to fund expected on-going costs and expense in 2006, exceeds the cash on hand of $501,009 at December 31, 2005. Therefore, the Company has been exploring various options for raising sufficient funds for future use. During 2004, in an effort to sustain the Company’s cash position, the Company’s condominium units located in Madeira Beach, Florida were sold for net proceeds of $156,802. In November of 2005, the Company sold 500,000 shares of common stock formerly held in treasury to unrelated “accredited investors” for a total of $550,000, and in January 2006, sold 421,653 shares of common stock formerly held in treasury for $522,850. The Company is also considering various methods of financing, including, but not limited to, bridge financing or a mortgage of its Diamondhead, Mississippi property.

On October 17, 2005, the Governor of Mississippi signed into law, a measure that would allow casinos in Mississippi to be constructed on land. The new law will allow casinos located in certain areas to be constructed up to 800 feet from the mean high-water line of certain bodies of water. This new law applies to the company’s property on the Bay of St. Louis.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Liquidity and Going Concern (continued)	The new law differs significantly from the law previously in effect, which required that a casino at the Company’s site be constructed in, on, or above water and be located a minimum of 50% below mean high tide. Since passage of the new law, the Company has received several proposals relating to the development of its property. There can be no assurance that the Company will find any of these proposals acceptable, or that further negotiations relating to these proposals will lead to any definitive agreements. To date, the Company has not entered into any agreement to develop the property with any third party and has not found an acceptable funding source. Therefore, the Company can give no assurance that sufficient additional capital will become available at an acceptable cost or on a timely basis.

As has been disclosed previously, the Company did not make payments to the Florida Department of Revenue in the approximate amount of $178,092 during the period of January 2004 through May 2005 pursuant to fifteen settlement agreements entered into by five subsidiaries of the Company in 1997 relating to the audit period February 1, 1989 through June 30, 1994. One subsidiary of the Company, Europasky Corporation, which was still in business, did make payments during that period in the total amount of $16,430 pursuant to one of the above-referenced settlement agreements. The agreements also called for balloon payments totaling approximately $964,000 due after May 2005 which have not been made by the subsidiaries. The five subsidiaries obligated to make the remainder of said payments are no longer in operation and have no assets from which to satisfy their obligations under these settlement agreements.

The parent corporation did not guarantee the payments due on behalf of its subsidiaries and the Company ceased making these payments, except as to Europasky Corporation, as of January 2004. There can be no assurance that the Florida Department of Revenue will not attempt to collect the amounts due on behalf of the subsidiaries, including balloon payments totaling approximately $964,000.

At December 31, 2005, the Company does not have the financial resources to develop its proposed casino resort. There can be no assurance that the Company can successfully develop its Diamondhead, Mississippi property, and in the event that the Company is unsuccessful in raising sufficient cash or finding alternative means to meet its future obligations, this would have a significant adverse impact on the Company’s ability to ultimately develop the property. The accompanying consolidated financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if the Company is unsuccessful.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies	Principles of Consolidation

The consolidated financial statements include the accounts of Diamondhead Casino Corporation and its subsidiaries. All material intercompany balances and transactions have been eliminated in the consolidation.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company’s cash balances are maintained primarily in two banks and are insured for up to $100,000 by the Federal Deposit Insurance Corporation for each bank.

Land Held for Development

Land held for development is carried at cost. Costs directly related to site development, such as licensing and permits, engineering, and other costs, are capitalized.

Land Development Costs

Expenditures which result in acquisition of assets which benefit future periods are deferred and amortized over the period of expected future benefit.

Land development costs which have been capitalized consist of the following:

2004
Land under development	$4,868,139
Licenses	77,000
Engineering and costs associated with permitting	457,441

$5,402,580

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies
	(continued)	Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value due to short term maturity of the instruments. The fair value of the sales tax settlement liability is not determinable.

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

Property, Equipment and Fixtures

Equipment and fixtures are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Gain on sale of property equipment and fixtures is recognized at the time of sale or deferred to the extent required by GAAP.

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

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant
Accounting Policies
(continued)	Taxes on Income

Under the asset and liability method of SFAS No. 109, deferred tax liabilities and assets are recognized for future tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of assets and liabilities. A valuation allowance is recorded to reflect the uncertainty of realization of deferred tax assets.

Net Loss per Common Share

Net loss per common share is based on the net loss after preferred stock dividends divided by the weighted average number of common shares outstanding during each year. Common shares outstanding consist of issued shares, including allocated and committed shares held by the ESOP trust, less shares held in treasury. Basic earnings/(loss) per share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings/ (loss) per share is calculated by using the weighted average number of common shares outstanding, plus other potentially dilutive securities. Dilutive securities included stock purchase options, warrants and convertible preferred stock which totaled 4,540,500 and 4,290,500 at December 31, 2005 and 2004 respectively. The foregoing is excluded from diluted net loss per share as their effect would be antidilutive.

Segment Information

Operating segments are components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company currently operates solely in one line of business, development of land, which relates to planned future operations.

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

	2005	2004
Net loss applicable to common shareholders	$(749,308)	$(747,599)
Deduct: Total stock-based compensation expense determined under fair value based method	951,213	30,037

Pro forma net loss applicable to common shareholders	$(1,700,521)	$(777,636)

Per share, as reported	$(.025)	$(.025)
Per share, pro forma	$(.057)	$(.026)

In determining the fair value of each option, the Black-Scholes option-pricing model as prescribed by SFAS No. 123 with the following assumptions, was used: dividend yield of zero, expected volatility of 90.77% and 87.49% in 2005 and 71.25% and 83.61% in 2004, an average expected option life of 5 years and average risk-free interest rates ranging from 3.65% to 4.43% in 2005 and 3.66% in 2004.

The Company uses the Black-Scholes option-pricing model for estimating the fair value of options granted. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company uses projected volatility rates, which are based upon historical volatility rates, trended into future years.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant
Accounting Policies	Stock Based Compensation (continued)
(continued)
Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s options.

Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

(1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

(2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant
Accounting Policies	Accounting Pronouncements (continued)
(continued)
This statement is effective for the beginning of the first annual reporting period that begins after June 15, 2005, therefore, we will adopt the standard in the first quarter of fiscal 2006 using the modified prospective method. As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method prescribed in APB Opinion 25 and, as such, generally recognize no compensation cost for employee stock options. Although we have not completed our assessment, we believe the impact on our consolidated financial position or results or operations will not be material given the current number of outstanding stock options. The effect on our results of operations of expensing stock options using the Black-Scholes method is presented in the disclosure of pro forma net income and earnings per share in Note 3. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (““APB 29”), and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and the Company will adopt this Statement in the first quarter of 2006. The Company currently does not anticipate that the effects of the statement will materially affect its consolidated financial position or consolidated results of operations upon adoption.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractible to determine either the period-specific effects or cumulative effect of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant
Accounting Policies (continued)	Accounting Pronouncements (continued)
depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2004 and we will adopt this provision, as applicable, during fiscal year 2006.

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 “Accounting for Asset Retirement Obligations (“SFAS No. 143”)” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability for the conditional asset retirement obligation should be recognized when incurred. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal periods beginning after December 15, 2005, and we will adopt this provision, as applicable, during fiscal year 2006.

4. Sales Tax Settlement
Liability
At December 31, 2005, five subsidiaries of the Company were indebted to the Florida Department of Revenue pursuant to fifteen Sales Tax Closing Agreements. Their liability is computed as follows:

State of Florida Sales Tax Closing Agreements	$1,009,100
Accrued interest on payments in arrears	116,652

$1,125,752

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
(continued)
Department of Revenue for a total of approximately $1.76 million. In 1997, the Company recorded the liability at a discount using a present value formula at $1.28 million.

The settlements originally required monthly payments totaling approximately $21,000. These payments were reduced to $10,476 in March 1998 by agreement of the parties. The settlements required no interest until June 2000, and then interest at a rate of 6% per year until maturity. Pursuant to these agreements, a balloon payment in the amount of $964,093 was due after the final installment on May 5, 2005.

All of the five subsidiaries of the Company obligated to make the foregoing payments are no longer in operation and have no assets. The parent corporation did not guarantee the payments under these settlement agreements. The financial statements have not been adjusted to reflect any reduction in the debt owed to the Florida Department of Revenue.

5. Stockholders’ Equity	At December 31, 2005, the Company had a stock option plan and non-plan options, which are described below. The Company applies the intrinsic value method in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options. Under APB Opinion 25, no compensation cost is recognized because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant.

Non-Plan Stock Options

On February 10, 2005, options to purchase 75,000 shares of common stock at $.80 per share were awarded to each of the six Directors of the Company. In addition, on that same date, the Board of Directors awarded an option to purchase 75,000 shares of common stock to a key employee of the Company, an option to purchase 50,000 shares of common stock to an Officer of the Company, and an option to purchase 25,000 shares of common stock to a Director of a subsidiary of the Company, all at $.80 per share.

On October 17, 2005, a key employee of the Company exercised an option to purchase 50,000 shares of common stock at $.50 per share, and an Officer of the Company exercised an option to purchase 25,000 shares of common stock at $.50 per share. On October 18, 2005, a former Director of the Company exercised an option to purchase 250,000 shares of common

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Stockholders’ Equity	Non-Plan Stock Options (continued)
(continued)
stock at $ .50 per share, and, on October 19, 2005, a Director of a subsidiary of the Company exercised an option to purchase 25,000 shares of common stock at $ .50 per share.

On October 24, 2005, an option to purchase 450,000 shares of common stock issued to the President of the Company, and an option to purchase 250,000 shares of common stock issued to the Vice President of the Company expired.

On October 27, 2005, the Board of Directors awarded an option to purchase 450,000 shares of common stock at an exercise price of $1.25 per share to the President of the Company, and an option to purchase 250,000 shares of common stock at an exercise price of $1.25 per share to the Vice President of the Company.

On July 1, 2004, an option to purchase 50,000 shares of common stock, to an Officer of the Company, and an option to purchase 25,000 shares of common stock issued to a Director of a subsidiary the Company expired. On July 13, 2004, the Board of Directors awarded an option to purchase 50,000 shares of common stock to an Officer of the Company, and an option to purchase 25,000 shares of common stock to a Director of a subsidiary of the Company at an exercise price of $.72 per share.

Stock Option Plan

On December 19, 1988, the Company adopted a stock option plan (the “Plan”) for its officers and management personnel under which options could be granted to purchase up to 1,000,000 shares of the Company’s common stock. Accordingly, the Company reserved 1,000,000 shares for issuance under the Plan. The option price may not be less than 100% of the market value of the shares on the date of the grant. The options expire within ten years from the date of grant. At December 31, 2005, no options from this plan were issued or exercised.

Accounting for Stock Options

A summary of the status of the Company’s fixed Plan and non-plan options as of December 31, 2005 and 2004, and changes during the years ended on those dates is presented below:

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Stockholders’ Equity	Accounting for Stock Options (continued)
(continued)

	December 31, 2005		December 31, 2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	3,794,500	$.52	3,794,500	$.52
Granted	1,300,000	1.04	75,000	.72
Exercised	(350,000)	—	—	—
Expired	(700,000)	.50	(75,000)	1.00

Outstanding at end of year	4,044,500	$.69	3,794,500	$.45

Options exercisable at year-end	4,044,500	—	3,794,500	—

Weighted-average fair value of options granted during the year	—	$1.04	—	$.72

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Weighted-
	Number	Average	Weighted	Number	Weighted-
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	At	Contractual	Exercise	At	Exercise
Prices	12/31/05	Life	Price	12/31/05	Price
$.30 - $1.25	4,044,500	2.41	$.69	4,044,500	$.69

Preferred Stock

On June 14, 1993, the Company issued 926,000 shares of $.01 par value Series S Voting, Non-Convertible Preferred Stock to Austroinvest International, Inc. in exchange for proceeds of $1,000,080. Cumulative three percent per annum dividends are payable quarterly on these shares. These shares may be redeemed at the option of the Company at $1.08 per share plus 1.08 cents per share for each quarter that such shares are outstanding. The shares also have a $1.08 per share preference in involuntary liquidation of the Company. At December 31, 2004, outstanding Series S preferred stock totaled 926,000 shares. In addition, no cumulative dividends were in arrears at December 31, 2005.

On September 13, 1993, the Company issued 900,000 shares of its $.01 par value Series S-NR Voting, Non-Convertible, Non-Redeemable, Preferred

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Stockholders’ Equity
(continued)	Preferred Stock (continued)

Stock to Serco International Limited (a wholly owned subsidiary of Austroinvest International, Inc. and a stockholder of the Company), in exchange for proceeds of $999,000. Non-cumulative three percent per annum dividends are payable quarterly on these shares. Upon involuntary liquidation of the Company, the liquidation preference of each share is $1.11. At December 31, 2005, outstanding Series S-NR preferred stock totaled 900,000 shares.

In March 1994, the Company offered, pursuant to Regulation S, one million units at $5.50 per unit, each unit consisting of one share of the Company’s $.001 par value common stock and two shares of the Company’s Series S-PIK Junior, cumulative, convertible, non-redeemable, non-voting $.01 par value preferred stock. Each share of Series S-PIK preferred stock is convertible into one share of the Company’s voting common stock, at any time after February 15, 1995. No shares were converted during 2005 or 2004. The Series S-PIK preferred stock ranks junior to the Series S and Series S-NR preferred shares as to the distribution of assets upon liquidation, dissolution or winding up of the Company. Upon liquidation of the Company, the S-PIK preferred stock will have a liquidation preference of $2.00 per share. A cumulative quarterly dividend of $0.04 per share is payable on Series S-PIK preferred stock.

At December 31, 2005, outstanding Series S-PIK Junior preferred stock totaled 296,000 shares. No dividends were in arrears at December 31, 2005.

During 2004, the Company paid $47,360 of the total preferred dividend of $107,360 with 91,950 shares of its common stock. During 2005, the Company paid $47,360 of the total preferred dividend of $107,360 with 57,560 shares of its common stock.

Other

In connection with a refinancing in 1996, the Company granted Wachovia Bank (formerly First Union National Bank) ten-year warrants to purchase an aggregate of 200,000 shares of the Company’s common stock at $2.00 per share.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Shares are allocated to the participants’ accounts in relation to repayments of the loans from the Company. At December 31, 2005, 1,897,725 shares were released, of which 79,545 were released in 2005. At December 31, 2005, 3,102,275 shares with a fair market value of $5,366,936 are unearned.

The Company recognized net compensation expense equal to the shares allocated multiplied by the current market value of each share less any dividends received by the ESOP on unallocated shares. Compensation expense related to the ESOP for 2005 and 2004 was $76,760 and $51,108, respectively. The unearned ESOP shares in stockholders’ equity represented deferred compensation expense to be recognized by the Company in future years as additional shares are allocated to participants.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Income Taxes	At December 31, 2005, the Company had net operating loss carryforwards for income taxes of approximately $14.8 million, which expire during various periods through 2025. Changes in ownership in prior years of greater than fifty percent, which occurred as a result of the Company’s issuance of common and preferred stock, may result in an annual limitation of approximately $1.2 million being imposed upon the future utilization of approximately $7.9 million of the net operating losses for tax purposes.

Realization of deferred income taxes as of December 31, 2005 is not considered likely. Therefore, a valuation allowance of approximately $5.2 million has been established for the entire amount of deferred tax assets relative to the net operating loss.

9. Commitments and Contingencies	Leases

The Company leases office space in Madeira Beach, Florida pursuant to a lease with South Beaches Real Estate Professionals, Inc. which expires August 31, 2006. The Company also leases storage facilities in Madeira Beach, Florida and offices in Diamondhead, Mississippi on a month-to month basis. Rental expenses for these facilities totaled $17,012 and $15,153 in 2005 and 2004, respectively.

The Company is liable for future minimum lease payments of $3,200 through August 2006.

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

10. Supplemental Cash Flow	Supplemental schedules are as follows:

	2005	2004
Interest paid:
Cash paid for interest	$1,892	$4,745

Non-cash transactions are as follows:

	2005	2004
Preferred stock dividends paid with shares of common stock	$47,360	$47,360

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Subsequent Event
In January 2006, the Company accepted subscription agreements from accredited investors for the sale of 421,653 shares of common stock formerly held in treasury for proceeds totaling $522,850.

In February of 2006, the President and Vice President of the Company each exercised an option to purchase 100,000 shares of common stock at $ .50 per share.

In March 2006, a former director of the Company exercised two options to purchase shares of common stock; an option to purchase 75,000 shares at $.75 per share and an option to purchase 75,000 shares at $ .80 per share. In addition, in March 2006, a second former director of the Company exercised an option to purchase 150,000 shares of common stock at $ .50 per share.