Form 10QSB
period 2006-03-31
DIAMONDHEAD CASINO CORP
filed 2006-05-15
CIK 844887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Registrant’s telephone number, including area code: 727/393-2885
     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of shares outstanding as of May 8, 2006: 32,554,541.

 i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
     The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of Management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal reoccurring nature. The Company has presented the financial statements contained in this report as if the Company were to be able to continue as a going concern. However, as described in Note 1 to the condensed consolidated financial statements, certain conditions indicate that the Company may not be able to continue as a going concern.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to
Form-10QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form-10KSB for the year ended December 31, 2005.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Three Months Ended
	March 31
	2006	2005
Costs and Expenses:
General and Administrative	$663,179	$158,104
Depreciation and Amortization	420	3,100
Other	64,106	25,280

	727,705	186,484

Other Income (Expense):
Dock Lease Income	—	39,252
Interest Earned On Invested Cash	4,127	710
Interest Expense	—	(21,779)
Other	—	52,569

	4,127	70,752

Net Loss	(723,578)	(115,732)
Preferred Stock Dividends	(26,840)	(26,840)

Net Loss Applicable to Common Stockholders	$(750,418)	$(142,572)

Net Loss Per Common Share Applicable to Common Stockholders Basic and Diluted	$(.024)	$(.005)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	30,728,161	29,741,056

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2006
(Unaudited)

ASSETS

Current Assets:
Cash	$1,010,578
Accounts Receivable	97,050
Other Current Assets	16,799

Total Current Assets	1,124,427

Equipment and Fixtures, Less Accumulated Depreciation	2,441
Land Held for Development -Dockside Gaming	5,402,579
Long Term Receivables and Other	26,514

$6,555,961

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$678,669
Sales Tax Settlement Liability	1,125,752

Total Current Liabilities	1,804,421

Stockholders’ Equity:
Preferred Stock, $.01 par value;
Shares Authorized: 5,000,000
Shares Outstanding: 2,122,000
Aggregate Liquidation Preference ($2,591,080)	21,220

Common Stock, $.001 par value;
Shares Authorized: 50,000,000
Shares Issued: 35,078,275	35,078
Shares Outstanding: 31,245,887
Additional Paid-In-Capital:	27,453,523
Common Stock Subscriptions	522,850
Unearned ESOP Shares	(4,595,842)
Accumulated Deficit	(18,571,195)
Treasury Stock, at Cost, 750,000 Shares	(114,094)

Total Stockholders’ Equity	4,751,540

$6,555,961

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Operating Activities:
Net Loss	$(723,578)	$(115,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	420	3,100
Release of ESOP Shares	51,706	13,125
(Increase) decrease in:
Other Current Assets	(77,131)	6,397
Increase in:
Accounts Payable and Accrued Liabilities	444,052	34,670
Sales Tax Settlement Liability	—	18,879

Net cash used in Operating Activities:	(304,531)	(39,561)

Investing Activities:
Land Development	—	(854)

Net cash used in Investing Activities	—	(854)

Financing Activities:
Subscriptions for common stock	522,850	—
Exercise of options to purchase common stock	291,250	—
Preferred Stock Dividends	—	(15,000)

Net cash provide by (used in) Financing Activities:	814,100	(15,000)

Net increase (decrease) in cash	509,569	(55,415)

Cash, beginning of period	501,009	449,723

Cash, end of period	$1,010,578	$394,308

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Liquidity and Going Concern
The condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses over the past several years, and as of March 31, 2006, has an accumulated deficit of $18,571,195 and a working capital deficiency of $679,994. Certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has no operations, generates no revenues, and, as reflected in the accompanying condensed consolidated financial statements, incurred a loss applicable to common shareholders of $750,418 for the three months ended March 31, 2006. Continued losses are expected for the foreseeable future.
During the first quarter of 2006, in an effort to maintain sufficient cash to satisfy short term needs, the Company sold 421,654 shares of common stock formerly held in treasury to unrelated accredited investors for $550,000. In addition, during the first quarter of 2006, the Company received proceeds in the amount of $291,250 from current and former Directors of the Company for the exercise of options to purchase a total of 500,000 shares of common stock. In April 2006, the Company’s President exercised options to purchase 800,000 shares of common stock for which the Company received $400,000 and the Company’s Vice President exercised options to purchase 75,000 shares of common stock for which the Company received $56,250. On April 13, 2006, the Board of Directors voted to award additional compensation to the Company’s President in the amount of $450,000. The award was in partial recognition of efforts, both administrative and legal, which the Board of Directors determined had been rendered by the President. The Company has included the liability and expense associated with this award in the condensed consolidated financial statements for the quarter ending March 31, 2006. The Company continues to consider various methods of raising additional capital to fund future needs, including equity-based and asset-based financing.
The Company’s current priority is the development of a destination casino resort at its 404-acre property located on the Bay of St. Louis in Diamondhead, Mississippi. At March 31, 2006, the Company does not have the financial resources to develop its Diamondhead property and there can be no assurance that the Company can successfully develop its Diamondhead property. In the event that the Company is unsuccessful in raising sufficient cash or finding alternative means to meet its future obligations, it would have a significant adverse impact on the Company’s ability to ultimately develop the Diamondhead property. The accompanying condensed consolidated financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if the Company is unsuccessful.
Note 2. Net Loss per Common Share
Net loss per common share applicable to common stockholders is based on the net loss applicable to common stockholders divided by the weighted average number of common shares outstanding during each period. Common shares outstanding consist of issued shares, including allocated and committed shares held by the ESOP trust, less shares held in treasury.

Basic net loss per share applicable to common stockholders is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is calculated by using the weighted average number of common shares outstanding plus other potentially dilutive securities. As of March 31, 2006, dilutive securities included 4,040,500 potential additional common shares consisting of stock purchase options, warrants and convertible preferred stock. The foregoing potentially dilutive securities are excluded from diluted net loss per share applicable to common stockholders as their effect would be antidilutive.

Common Shares outstanding at March 31, 2006 includes:
Issued Shares	35,078,275
Less: Treasury Shares	(750,000)
Unallocated, uncommitted ESOP Shares	(3,082,388)

Outstanding Shares	31,245,887

Note 3. Legal Proceedings
No new contingencies have arisen during the three months ended March 31, 2006 that were not reported in the Company’s Annual Report on Form-10KSB for the year ended December 31, 2005, and no material changes have occurred with respect to contingencies which were reported therein.
Note 4. New Accounting Pronouncements
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). As of December 31, 2005, the Company did not have unvested stock-based compensation and did not issue any stock-based compensation in the first quarter of 2006, thereby resulting in the Company not recognizing any stock-based compensation expense for the first quarter of 2006. There was no stock-based compensation expense related to employee equity awards and employee stock purchases recognized during the three months ended March 31, 2005.
SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s condensed consolidated statement of loss. Prior to the adoption of SFAS 123(R), the Company accounted for employee equity awards and employee stock purchases using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s condensed consolidated statement of loss because the exercise price of the Company’s stock options granted to employees and directors was equal to or less than the fair market value of the underlying stock at the date of grant.
Stock-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The Company did not recognize any stock-based compensation expense in the accompanying condensed consolidated statement of loss for the three months ended March 31, 2006 since there were no unvested share-based payment awards prior to December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
The fair value of share-based payment awards is estimated at the grant date using the Black-Scholes option valuation model. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise history.
On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the modified prospective transition method provided in FAS 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and condensed consolidated statements of cash flows arising from the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated financial condition or results of operations.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our consolidated financial condition or results of operations.

Note 5. Share-Based Compensation
On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values. As a result of adopting SFAS 123(R), the Company did not recognize any stock-based compensation expense in the Company’s condensed consolidated statement of loss for the three months ended March 31, 2006, since there were no unvested share-based payment awards prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and no share-based payment awards granted in the quarter ended March 31, 2006. Similarly, there was no impact on either basic or diluted loss per share for the three months ended March 31, 2006.
Prior to January 1, 2006, the Company accounted for stock compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost was recognized for stock option awards the periods prior to January 1, 2006 as all options granted under those plans had an exercise price equal to or less than the market value of the underlying common stock on the date of grant.
Consistent with the disclosure provisions of SFAS 148, the Company’s net income and basic and diluted net income per share for the three months ended March 31, 2005, would have been adjusted to the pro forma amounts indicated below:

Net loss applicable to common shareholders	$(142,572)
Deduct: Total stock-based compensation expense determined under fair value based method	336,624

Pro forma net loss applicable to common Shareholders	$(479,196)

Per share, as reported	$(.005)
Per share, pro forma	$(.017)
In determining the fair value of each option, the Black-Scholes option-pricing model as prescribed by SFAS No. 123 was used with the following weighted-average assumptions: dividend yield of zero, expected volatility of 87.49%, an average expected option life of 5 years, and average risk-free interest rates of 3.65%.
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
Non-plan stock options
A summary of the status of the Company’s non-plan options as of March 31, 2006 and 2005, and changes during the period ended on those dates, is presented below:

	March 31, 2006		March 31, 2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Options outstanding January 1	4,044,500	$.69	3,794,500	$.52
Granted	—	—	600,000	.80
Exercised	(500,000)	.58	—	—
Forfeited/cancelled	—	—	—	—

Options outstanding March 31	3,544,500	$.71	4,394,500	$.56

Exercisable at March 31	3,544,500	—	4,394,500	—
The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Weighted-
	Number	Average	Weighted	Number	Weighted-
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	At	Contractual	Exercise	At	Exercise
Prices	3/31/06	Life	Price	3/31/06	Price
$.30- $1.25	3,544,500	2.34	$.71	3,544,500	$.71

Stock Option Plan
On December 19, 1988, the Company adopted a stock option plan (the “Plan”) for its officers and management personnel under which options could be granted to purchase up to 1,000,000 shares of the Company’s common stock. Accordingly, the Company reserved 1,000,000 shares for issuance under the Plan. The option price may not be less than 100% of the market value of the shares on the date of the grant. The options expire within ten years from the date of grant. At March 31, 2006, no options from this plan were issued or exercised.
Employee Stock Ownership Plan
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
Shares are allocated to the participants’ accounts in relation to repayments of the loans from the Company. At March 31, 2006, 1,917,612 shares were released, of which 19,887 were released in 2006. At March 31, 2006, 3,082,388 shares, having a fair market value of $8,014,209, are unearned.

The Company recognized net compensation expense equal to the shares allocated, multiplied by the current market value of each share, less any dividends received by the ESOP on unallocated shares. Compensation expense related to the ESOP for the three months ended March 31, 2006 and 2005 was $51,706 and $13,125, respectively. The unearned ESOP shares in stockholders’ equity represented deferred compensation expense to be recognized by the Company in future years as additional shares are allocated to participants.
Note 6. Sales Tax Settlement Liability
On November 28, 1994, the Florida Department of Revenue issued a Notice of Intent to make Sales and Use Tax Audit Changes to five subsidiaries of the Company for the period February 1, 1989 through June 30, 1994. The total proposed assessments, including estimated penalties and interest, through June 15, 1997, totaled approximately $7.4 million. In May 1997, the five subsidiaries settled this liability by entering into fifteen separate Closing Agreements with the Florida Department of Revenue. The settlements, which included all audits for the covered period, totaled approximately $1.76 million. The settlements included a payment schedule of approximately $21,000 per month, which, in March 1998, was reduced, by agreement of the parties, to $10,476 per month. The settlements provided for no interest for the first 3 years and interest accruing at a rate of 6% per year for the last 4 years. A balloon payment in the amount of $964,093 was due under the agreements after the final installment was to be made on May 5, 2005. The total amount, including accrued interest, due the Florida Department of Revenue at December 31, 2005 amounted to $1,125,752. The five subsidiaries which entered into the fifteen Closing Agreements are no longer operating, have no assets, and are unable to make further payments pursuant to their respective Closing Agreements. The parent corporation did not guarantee the payments under these settlement agreements. Nevertheless, there can be no assurance that the Florida Department of Revenue will not attempt to collect the amounts due on behalf of the subsidiaries. The condensed consolidated financial statements have not been adjusted to reflect any reduction in the debt owed to the Florida Department of Revenue.
Note 7. Subsequent Events
On April 5, 2006, the Company’s President exercised options to purchase 800,000 shares of common stock at $ .50 per share for which the Company received $400,000, and the Company’s Vice President exercised options to purchase 75,000 shares of common stock at $ .75 per common share for which the Company received $56,250. At a regularly scheduled meeting of the Board of Directors held on April 13, 2006, the Board awarded each of the six Directors of the Company an option to purchase 100,000 shares of common stock at an exercise price of $2.70 per share. In addition, the Board awarded an option to purchase 25,000 shares of common stock at an exercise price of $2.70 per share to an Officer of the Company, and an option to purchase 25,000 shares of common stock at an exercise price of $2.70 per share to a key employee of the Company.
On April 13, 2006, the Board of Directors voted to award additional compensation to the Company’s President in the amount of $450,000. The award was in partial recognition of efforts, both administrative and legal, which the Board of Directors determined had been rendered by the President. The Company has included the liability and expense associated with this award in the condensed consolidated financial statements for the quarter ending March 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINACIAL CONDITION AND PLAN OF OPERATION
Plan of Operation
The Company’s current priority is the development of a destination casino resort on its 404-acre property located on the Bay of St. Louis in Diamondhead, Mississippi. The Company’s management, financial resources and assets will be devoted towards the development of this property. There can be no assurance that the property can be developed or, that if developed, the project will be successful.
The Company has had no operations since it ended its gambling cruise ship operations in 2000. The Company incurred a net loss applicable to common shareholders of $750,418 and $142,572 for the three months ending March 31, 2006 and 2005 respectively. Management of the Company has determined that there may not be sufficient cash on hand to sustain the Company through the future twelve month period. The cash required to satisfy current accounts payable and accrued expenses which totals $678,669 at March 31, 2006, coupled with requirements to fund expected on-going costs and expenses over the next twelve months, exceeds the cash on hand of $1,010,578 at March 31, 2006.
In an effort to raise capital, the Company sold 500,000 shares of common stock formerly held in treasury to unrelated “accredited investors” for a total of $550,000 in November of 2005, and 421,654 shares of common stock formerly held in treasury to unrelated “accredited investors” for a total of $522,850 in January of 2006. In addition, during the first quarter of 2006, the Company received proceeds in the amount of $291,250 from current and former Directors of the Company for the exercise of options to purchase a total of 500,000 shares of common stock. In April 2006, the Company’s President exercised options to purchase 800,000 shares of common stock at $ .50 per share for which the Company received $400,000. In addition, in April 2006, the Company’s Vice President exercised options to purchase 75,000 shares of common stock at $ .75 per share for which the Company received $56,250. The Company continues to consider various methods of raising additional capital to fund future needs, including equity-based and asset-based financing.
On October 17, 2005, in response to the devastation caused by Hurricane Katrina, Mississippi passed new legislation that allows casinos located in certain statutorily-described areas to be constructed on land no more than 800 feet from the mean high-water line of certain bodies of water, including Bay St. Louis. The new law applies to the Company’s property on Bay St. Louis. The new law differs significantly from the law previously in effect, which required that a casino at the Company’s site be constructed in, on, or above water and be located a minimum of 50% below mean high tide. The development of the Diamondhead, Mississippi property requires the Company to obtain permits and approvals from various federal, state, and local agencies, boards and commissions. There can be no assurance that all permits and approvals can be obtained, or that if obtained, they will be renewed
At March 31, 2006, the Company does not have the financial resources to develop its property. The Company is currently engaged in discussions with potential joint venture partners. There can be no assurance that any discussion will eventually result in any proposals that are acceptable to the Company or that further negotiations relating to these proposals will lead to any definitive agreements. To date, the Company has not entered into any agreement to develop the property with any third party and has not found an acceptable funding source. Therefore, the Company can give no assurance that sufficient additional capital to develop the property will become available at an acceptable cost or on a timely basis.

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses over the past several years, and as of March 31, 2006, has an accumulated deficit of $18,571,195 and a working capital deficiency of $679,994. Certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has no operations, generates no revenues, and, as reflected in the accompanying condensed consolidated financial statements, incurred a loss applicable to common shareholders of $750,418 for the three months ended March 31, 2006. Continued losses are expected for the foreseeable future.
In the event that the Company is unsuccessful in raising sufficient cash or finding alternative means to meet its future obligations, it would have a significant adverse impact on the Company’s ability to ultimately develop the property. Due to the uncertainty of the outcome, the accompanying condensed consolidated financial statements do not reflect any adjustments which may occur as a result of the above-discussed conditions.
Off Balance Sheet Arrangements
The Company retained an engineering firm, EDAW, Inc., to draft an Environmental Impact Statement (EIS) for its Diamondhead, Mississippi property at a basic cost of $500,000 of which $260,000 was paid. The Company halted the EIS beginning in the third quarter of 2003 to consider the relocation of its casino at the Diamondhead property. On October 17, 2005, Mississippi passed new legislation which allows the Company to build its casino on land up to 800 feet from the mean high water mark. Given the fact that the Company now intends to construct its casino resort on land, the extent, if any, to which the Company may need to conduct an EIS, is unknown.
The Company has agreements with various persons and entities that would be entitled to substantial commissions if the Company enters into an agreement relating to the development of its Diamondhead property as a result of their efforts. The Company had an agreement with CB Richard Ellis, Inc. (CBRE) to serve as the Company’s exclusive agent to procure debt or equity funding for the development of the Diamondhead, Mississippi property. The agreement expired on July 31, 2005 and was not renewed. CBRE, however, continues to work with the Company on a non-exclusive basis on the same commission terms.
The Company believes that full permitting for the property and plans for ultimate development will require material capital expenditures for engineering, architectural, accounting, and legal services. The amount ultimately required is unknown at this time.
Critical Accounting Policy
Valuation of Impairment
The Company currently carries the value of the Diamondhead, Mississippi property on its balance sheet at cost, in the amount of $5,402,579 and has examined that valuation for impairment. In the opinion of management, the carrying value is not in excess of the ultimate recovery value of the property. The Diamondhead, Mississippi property was last appraised on or about August 4, 2003, by J. Daniel Schroeder Appraisal Company at $108,900,000. The appraisal was subject to certain material assumptions and was predicated on the site being fully permitted and zoned as a legally permissible, water-based casino site.
The property is one that meets the Mississippi Gaming Commission’s requirements for a legal gaming site. Accordingly, management believes that use of the property as a gaming site represents the highest and best use of the property and provides for the greatest potential for shareholder value. In the event the Company was unable to obtain all of the permits required to develop a casino resort, the property could be used for other commercial or residential purposes.
Stock-Based Compensation Expense
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). As of December 31, 2005, the Company did not have unvested stock-based compensation and did not issue any stock-based compensation in the first quarter of 2006, thereby resulting in the Company not recognizing any stock-based compensation expense for the first quarter of 2006. There was no stock-based compensation expense related to employee equity awards and employee stock purchases recognized during the three months ended March 31, 2005.
SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s condensed consolidated statement of loss. Prior to the adoption of SFAS 123(R), the Company accounted for employee equity awards and employee stock purchases using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s condensed consolidated statement of loss because the exercise price of the Company’s stock options granted to employees and directors was equal to or less than the fair market value of the underlying stock at the date of grant.
Stock-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The Company did not recognize any stock-based compensation expense in the accompanying condensed consolidated statement of loss for the three months ended March 31, 2006 since there were no unvested share-based payment awards prior to December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
The fair value of share-based payment awards is estimated at the grant date using the Black-Scholes option valuation model. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise history.
On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the modified prospective transition method provided in FAS 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and condensed consolidated statements of cash flows arising from the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).
Item 3. Controls and Procedures
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
As of March 31, 2006, the Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Section 404 Compliance
Beginning with the year ending December 31, 2007, (or sooner should certain conditions as outlined in rule 12(b)-2 of the Exchange Act be met) Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to include management’s report on our internal control over financial reporting in our Annual Report on Form 10-KSB. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our registered independent public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting.
In order to achieve compliance with Section 404 within the prescribed period, management has commenced a Section 404 compliance project to assess the adequacy of the internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. During the first quarter of fiscal year 2006, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the internal control over financial reporting during the period covered by this report that materially affected, or are reasonably expected to materially affect, the internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
See Note 3 to the condensed consolidated financial statements.
Item 4. Submission of Matters to a Vote of Securities Holders
None.
Item 5. Other Information
None
Item 6. Exhibits
A complete index of exhibits previously filed by the registrant can be accessed under Item 13 in the registrant’s Form 10-KSB for the year ending December 31, 2005 and is incorporated by reference to this document.
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

DIAMONDHEAD CASINO CORPORATION

DATE: May 15, 2006	/s/	Deborah A. Vitale

	By:	Deborah A. Vitale
President

	/s/	Robert L. Zimmerman

	By:	Robert L. Zimmerman
Chief Financial Officer