Form 10QSB
period 2006-06-30
DIAMONDHEAD CASINO CORP
filed 2006-08-11
CIK 844887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Registrant’s telephone number, including area code: 727/393-2885
     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of shares outstanding as of August 7, 2006: 32,641,847.

 i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form-10QSB, accounting principles generally accepted in the United States of America for reporting interim financial information and by the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form-10KSB for the year ended December 31, 2005.
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

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Three Months Ended
	June 30
	2006	2005
Costs and Expenses:
General and Administrative	$275,739	$155,878
Stock-based Compensation	1,238,348	—
Depreciation and Amortization	420	3,100
Other	65,992	23,635

	1,580,499	182,613

Other Income (Expense):
Dock Lease Income	—	39,252
Interest Earned On Invested Cash	5,606	603
Interest Expense	—	(14,478)
Reversal of Sales Tax Settlement Liability	1,125,752	—
Other	—	69

	1,131,358	25,446

Net Loss	(449,141)	(157,167)
Preferred Stock Dividends	(26,840)	(26,840)

Net Loss Applicable to Common Stockholders	$(475,981)	$(184,007)

Net Loss Per Common Share Applicable to Common Stockholders Basic and Diluted	$(.015)	$(.006)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	32,124,952	29,776,320

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Six Months Ended
	June 30
	2006	2005
Costs and Expenses:
General and Administrative	$938,918	$313,982
Stock-based Compensation	1,238,348	—
Depreciation and Amortization	840	6,200
Other	130,098	48,915

	2,308,204	369,097

Other Income (Expense):
Dock Lease Income	—	78,504
Interest Earned On Invested Cash	9,733	1,313
Interest Expense	—	(36,257)
Reversal of Sales Tax Settlement Liability	1,125,752	—
Other	—	52,638

	1,135,485	96,198

Net Loss	(1,172,719)	(272,899)
Preferred Stock Dividends	(53,680)	(53,680)

Net Loss Applicable to Common Stockholders	$(1,226,399)	$(326,579)

Net Loss Per Common Share Applicable to Common Stockholders Basic and Diluted	$(.039)	$(.011)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	31,426,557	29,758,688

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2006
(Unaudited)

ASSETS

Current Assets:
Cash	$858,163
Other Current Assets	10,490

Total Current Assets	868,653

Equipment and Fixtures, Less Accumulated Depreciation	2,021
Land Held for Development -Dockside Gaming	5,403,378
Long Term Receivables and Other	26,514

$6,300,566

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$192,472

Total Current Liabilities	192,472

Contingencies	—

Stockholders’ Equity:
Preferred Stock, $.01 par value;
Shares Authorized: 5,000,000
Shares Outstanding: 2,122,000
Aggregate Liquidation Preference ($2,591,080)	21,220

Common Stock, $.001 par value;
Shares Authorized: 50,000,000
Shares Issued: 36,032,695	36,033
Shares Outstanding: 32,641,847
Additional Paid-In-Capital:	29,714,159
Unearned ESOP Shares	(4,566,192)
Accumulated Deficit	(19,047,176)
Treasury Stock, at Cost, 328,346 Shares	(49,950)

Total Stockholders’ Equity	6,108,094

$6,300,566

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Operating Activities:
Net Loss	$(1,172,719)	$(272,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	840	6,200
Release of ESOP Shares	105,398	24,460
Issuance of common shares for services	32,400	—
Issuance of stock-based compensation	1,238,348	—
Decrease in:
Other Current Assets	26,227	3,202
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	(42,145)	81,826
Sales Tax Settlement Liability	(1,125,752)	31,424

Net cash used in Operating Activities:	(937,403)	(125,787)

Investing Activities:
Land Development	(798)	(14,802)

Net cash used in Investing Activities	(798)	(14,802)

Financing Activities:
Proceeds from sale of common shares held in treasury	522,850	—
Proceeds from exercise of options to purchase common stock	787,505	—
Payment of Preferred Stock Dividends	(15,000)	(15,000)

Net cash provide by (used in) Financing Activities:	1,295,355	(15,000)

Net increase (decrease) in cash	357,154	(155,589)

Cash, beginning of period	501,009	449,723

Cash, end of period	$858,163	$294,134

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Liquidity and Going Concern
The accompanying condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses over the past several years, and as of June 30, 2006, has an accumulated deficit of $19,047,176. The Company has no operations, generates no revenues, and, as reflected in the accompanying condensed consolidated financial statements, incurred a loss applicable to common shareholders of $1,226,399 for the six months ended June 30, 2006. Continued losses are expected for the foreseeable future. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The Company’s continued existence is dependent upon its ability to raise the necessary capital with which to satisfy liabilities, fund future operations and develop the Diamondhead, Mississippi property. Our auditors have referred to the substantial doubt about the Company’s ability to continue as a going concern in the audit report of our consolidated financial statements included with the Annual Report on Form 10-KSB for the year ended December 31, 2005. Management’s plans in regard to these matters are described below. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
One June 12, 2006, the Company issued a joint press release with Trump Entertainment Resorts, Inc., (NASDAQ: TRMP) to announce that the parties had signed a letter of intent pursuant to which the parties intend to form a joint venture partnership to develop, build and operate a destination casino resort on the Company’s property in Diamondhead, Mississippi. The project would cover a minimum of forty acres within the 404-acre tract of land owned by the Company. At the date of this report, the parties continue to proceed with their due diligence regarding the project.
The Company has been able to sustain its cash position and continue to satisfy its ongoing expenses through sales of its equity securities. During the six month period ended June 30, 2006, the Company received $522,850 in exchange for the sale of 421,654 shares of common stock formerly held in treasury, and, an additional $787,505 arising from the exercise of options to purchase 1,438,500 shares of common stock by various directors, former directors, officers, and a key employee of the Company. Management believes it can continue to raise sufficient capital via the above described means over the short term. However, the Company continues to consider various asset-backed and securities-backed financing alternatives for the longer term.
The Company’s priority is the development of a destination casino resort at its 404-acre property located on the Bay of St. Louis in Diamondhead, Mississippi. As of June 30, 2006, the Company does not have the financial resources to develop the property and there can be no assurance that the Company can successfully develop the property. In the event that the Company is unsuccessful in raising sufficient cash or finding alternative means to meet its future obligations, it would have a significant adverse impact on the Company’s ability to ultimately develop the Diamondhead property. The accompanying condensed consolidated financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if the Company is unsuccessful.

Note 2. Net Loss per Common Share
Net loss per common share applicable to common stockholders is based on the net loss applicable to common stockholders divided by the weighted average number of common shares outstanding during each period. Common shares outstanding consist of issued shares, including allocated and committed shares held by the ESOP trust, less shares held in treasury.
Basic net loss per share applicable to common stockholders is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is calculated by using the weighted average number of common shares outstanding plus other potentially dilutive securities. As of June 30, 2006, dilutive securities included 3,752,000 potential additional common shares consisting of stock purchase options, warrants and convertible preferred stock. The foregoing potentially dilutive securities are excluded from diluted net loss per share applicable to common stockholders as their effect would be antidilutive.

Common Shares outstanding at June 30, 2006 includes:
Issued Shares	36,032,695
Less: Treasury Shares	(328,346)
Unallocated, uncommitted ESOP Shares	(3,062,502)

Outstanding Shares	32,641,847

Note 3. New Accounting Pronouncements
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
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing this new standard to determine its effects, if any, on our results of operations or financial position.

Note 4. Share-Based Compensation
On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values. As a result of adopting SFAS 123(R), net loss applicable to common stockholders for the six months ended June 30, 2006, was $1,238,348 higher than if the Company had continued to account for stock-based compensation under APB No. 25. The impact on basic and diluted earnings per share for the six months ended June 30, 2006 was a reduction of $.039 per share. There was no stock-based compensation expense recognized for the six months ended June 30, 2005.
In determining the fair value of each option, the Black-Scholes option-pricing model consistent with the provisions of SFAS 123(R) and SAB No. 107 was used with the following weighted-average assumptions: dividend yield of zero, expected volatility of 86.45%, an average expected option life of 5 years, and average risk-free interest rates of 4.86%. All awards were fully vested at June 30, 2006. The weighted average estimated value of employee stock options granted during the six months ended June 30, 2006 was $1.91 per share.
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
Consistent with the disclosure provisions of SFAS 148, the Company’s net income and basic and diluted net income per share for the six months ended June 30, 2005, would have been adjusted to the pro forma amounts indicated below:

Net loss applicable to common shareholders	$(326,579)
Deduct: Total stock-based compensation expense determined under fair value based method	336,624

Pro forma net loss applicable to common Shareholders	$(663,203)

Per share, as reported	$(.011)
Per share, pro forma	$(.022)
In determining the fair value of each option, the Black-Scholes option-pricing model, as prescribed by SFAS No. 123, was used with the following weighted-average assumptions: dividend yield of zero, expected volatility of 87.49%, an average expected option life of 5 years, and average risk-free interest rates of 3.65%.
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

Non-plan stock options
A summary of the status of the Company’s non-plan options as of June 30, 2006 and 2005, and changes during the period ended on those dates, is presented below:

	June 30, 2006		June 30, 2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Options outstanding January 1	4,044,500	$.69	3,794,500	$.52
Granted	650,000	2.70	600,000	.80
Exercised	(1,438,500)	.55	—	—
Forfeited/cancelled	—	—	—	—

Options outstanding June 30	3,256,000	$1.15	4,394,500	$.56

Exercisable at June 30	3,256,000	—	4,394,500	—
The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Weighted-
	Number	Average	Weighted	Number	Weighted-
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	At	Contractual	Exercise	At	Exercise
Prices	6/30/06	Life	Price	6/30/06	Price
$.30- $2.70	3,256,000	3.24	$1.15	3,256,000	$1.15

Stock Option Plan
On December 19, 1988, the Company adopted a stock option plan (the “Plan”) for its officers and management personnel under which options could be granted to purchase up to 1,000,000 shares of the Company’s common stock. Accordingly, the Company reserved 1,000,000 shares for issuance under the Plan. The option price may not be less than 100% of the market value of the shares on the date of the grant. The options expire within ten years from the date of grant. At June 30, 2006, no options from this plan were issued or exercised.
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

Shares are allocated to the participants’ accounts in relation to repayments of the loans from the Company. At June 30, 2006, 1,937,498 shares were released, of which 39,773 were released in 2006. At June 30, 2006, 3,062,502 shares, having a fair market value of $8,268,755, are unearned.
The Company recognized net compensation expense equal to the shares allocated, multiplied by the current market value of each share, less any dividends received by the ESOP on unallocated shares. Compensation expense related to the ESOP for the six months ended June 30, 2006 and 2005 was $105,398 and $24,460, respectively. The unearned ESOP shares in stockholders’ equity represented deferred compensation expense to be recognized by the Company in future years as additional shares are allocated to participants.
Note 5. Contingency
On November 28, 1994, the Florida Department of Revenue issued a Notice of Intent to make Sales and Use Tax Audit Changes to five subsidiaries of the Company for the period February 1, 1989 through June 30, 1994. The total proposed assessments, including estimated penalties and interest, through June 15, 1997, totaled approximately $7.4 million. In May 1997, the five subsidiaries settled this liability by entering into fifteen separate Closing Agreements with the Florida Department of Revenue. The settlements, which included all audits for the covered period, totaled approximately $1.76 million. The settlements included a payment schedule of approximately $21,000 per month, which, in March 1998, was reduced, by agreement of the parties, to $10,476 per month. The settlements provided for no interest for the first 3 years and interest accruing at a rate of 6% per year for the last 4 years. A balloon payment in the amount of $964,093 was due under the agreements after the final installment was to be made on May 5, 2005. The total amount, including accrued interest, due the Florida Department of Revenue amounted to $1,125,752.
The five subsidiaries which entered into the fifteen Closing Agreements are no longer operating, have no assets, and are unable to make further payments pursuant to their respective Closing Agreements. The parent corporation did not guarantee the payments under these settlement agreements. On May 18, 2006, the Company received correspondence from the Florida Department of Revenue stating that the Department had filed tax warrants with respect to the amounts owed by the subsidiaries in question and had placed these warrants as uncollectible and no further collection efforts would be pursued by the Florida Department of Revenue.
Therefore, as of June 30, 2006, the Company has ceased to recognize the liability due the Department of Revenue in the amount of $1,125,752 and has recorded income in the same amount for the six month period then-ended.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
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
The Company has had no operations since it ended its gambling cruise ship operations in 2000. The

Company incurred a net loss applicable to common shareholders of $1,226,399 and $326,579 for the six months ending June 30, 2006 and 2005 respectively. Costs and expenses for the six months ended June 30, 2006 totaled $2,308,204 versus $369,097 for the same period one year ago. The increase of $1,939,107 was primarily attributable to expense associated with the issuance of stock option awards valued at $1,238,348, additional compensation in the amount of $450,000 awarded to the Company President, and an increase in non-cash ESOP expense of approximately $81,000. These cost increases were partially offset by the reversal of the sales tax settlement liability in the amount of $1,125,752, the circumstances of which are more fully described in Note 5 of the accompanying condensed consolidated financial statements.
Management of the Company has determined that there may not be sufficient cash on hand to sustain the Company through the future twelve month period. The cash required to satisfy current accounts payable and accrued expenses which totals $192,472 at June 30, 2006, coupled with requirements to fund expected on-going costs and expenses over the next twelve months, exceeds the cash on hand of $858,163 at June 30, 2006.
The Company has been able to sustain its cash position and continue to satisfy its ongoing expenses through sales of its equity securities. During the six month period ended June 30, 2006, the Company received $522,850 in exchange for the sale of 421,654 shares of common stock formerly held in treasury, and, an additional $787,505 arising from the exercise of options to purchase 1,438,500 shares of common stock by various directors, former directors, officers, and a key employee of the Company. Management believes it can continue to raise sufficient capital via the above described means over the short term. However, the Company continues to consider various asset-backed and securities-backed financing alternatives for the longer term.
On October 17, 2005, in response to the devastation caused by Hurricane Katrina, Mississippi passed new legislation that allows casinos located in certain statutorily-described areas to be constructed on land no more than 800 feet from the mean high-water line of certain bodies of water, including Bay St. Louis. The new law applies to the Company’s property on Bay St. Louis. The new law differs significantly from the law previously in effect, which required that a casino at the Company’s site be constructed in, on, or above water and be located a minimum of 50% below mean high tide. The development of the Diamondhead, Mississippi property requires the Company to obtain permits and approvals from various federal, state, and local agencies, boards and commissions. There can be no assurance that all permits and approvals can be obtained, or that if obtained, they will be renewed
One June 12, 2006, the Company issued a joint press release with Trump Entertainment Resorts, Inc., (NASDAQ: TRMP) to announce that the parties had signed a letter of intent pursuant to which the parties intend to form a joint venture partnership to develop, build and operate a destination casino resort on the Company’s property in Diamondhead, Mississippi. The project would cover a minimum of forty acres within the 404-acre tract of land owned by the Company. At the date of this report, the parties continue to proceed with their due diligence regarding the project.
The accompanying condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses over the past several years, and as of June 30, 2006, has an accumulated deficit of $19,047,176. The Company has no operations, generates no revenues, and, as reflected in the accompanying condensed consolidated financial statements, incurred a loss applicable to common shareholders of $1,226,399 for the six months ended June 30, 2006. Continued losses are expected for the foreseeable future. These conditions raise significant doubt about the Company’s ability to continue as a going concern.

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
Off Balance Sheet Arrangements
Letter of Intent
One June 12, 2006, the Company issued a joint press release with Trump Entertainment Resorts, Inc., (NASDAQ: TRMP) to announce that the parties had signed a letter of intent pursuant to which the parties intend to form a joint venture partnership to develop, build and operate a destination casino resort on the Company’s property in Diamondhead, Mississippi. The project would cover a minimum of forty acres within the 404-acre tract of land owned by the Company. At the date of this report, the parties continue to proceed with their due diligence regarding the project.
Permits
On October 17, 2005, Mississippi passed new legislation which allows casinos in certain statutorily-described-areas to be built on land up to 800 feet from the mean high water mark of certain bodies of water, including Bay St. Louis. Given the fact that the Company intends to take advantage of the new law and construct its casino resort on land rather than in, on, or above the water, the extent to which various permits, authorizations, and approvals, as well as studies and assessments in support thereof, will be required, is unknown at this point. The Company believes that permitting for the project and plans for ultimate development will require significant capital expenditures for engineering, architectural, accounting, and legal services. The amount ultimately required is unknown at this time, but the Company does not have sufficient funds required for this purpose.
Other Arrangements
The Company has agreements with various persons and entities that would be entitled to substantial commissions if the Company enters into an agreement relating to the development of its Diamondhead property as a result of their efforts.
Critical Accounting Policies
Valuation of Impairment
The Company currently carries the value of the Diamondhead, Mississippi property on its consolidated balance sheet at cost, in the amount of $5,403,378 and has examined that valuation for impairment. In the opinion of management, the carrying value is not in excess of the ultimate recovery value of the property. The Diamondhead, Mississippi property was last appraised on or about August 4, 2003, by J. Daniel Schroeder Appraisal Company at $108,900,000. The appraisal was subject to certain material assumptions and was predicated on the site being fully permitted and zoned as a legally permissible, water-based casino site.
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
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under FASB 123(R) for the six months ended June 30, 2006 was $1,238,348 which consisted of stock-based compensation expense related to non-qualified stock option awards. There was no stock-based compensation expense related to employee equity awards and employee stock purchases recognized during the six months ended June 30, 2005.
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
As of June 30, 2006, the Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Section 404 Compliance
Beginning with the year ending December 31, 2007, (or sooner should certain conditions as outlined in rule 12(b)-2 of the Exchange Act be met) Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to include management’s report on our internal control over financial reporting in the Annual Report on Form 10-KSB. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our registered independent public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting.
In order to achieve compliance with Section 404 within the prescribed period, management has commenced a Section 404 compliance project to assess the adequacy of the internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. During the six month period ending June 30, 2006, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
None.
Item 4. Submission of Matters to a Vote of Securities Holders
None.
Item 5. Other Information
None
Item 6. Exhibits
A complete index of exhibits previously filed by the registrant can be accessed under Item 13 in the registrant’s Form 10-KSB for the year ending December 31, 2005 and is incorporated herein by reference.
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

DIAMONDHEAD CASINO CORPORATION

DATE: August 11, 2006	/s/	Deborah A. Vitale

	By:	Deborah A. Vitale
President

	/s/	Robert L. Zimmerman

	By:	Robert L. Zimmerman
Chief Financial Officer