Form 10QSB
period 2006-09-30
DIAMONDHEAD CASINO CORP
filed 2006-11-14
CIK 844887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File No: 0-17529

DIAMONDHEAD CASINO CORPORATION
(Exact name of registrant as specified in charter)

Delaware	59-2935476
(State of Incorporation)	(I.R.S. EIN)
1301 Seminole Blvd. Suite 142, Largo, Florida 33770
(Address of principal executive offices)
Registrant’s telephone number, including area code: 727/674-0055
150 153rd Avenue, Suite 201, Madeira Beach, Florida 33708
(Former address if change since last report)
     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of shares outstanding as of November 7, 2006: 32,841,816.

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
The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of Management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal reoccurring nature. The Company has presented the financial statements contained in this report as if the Company were able to continue as a going concern. However, as described in Note 1 to the condensed consolidated financial statements, certain conditions indicate that the Company may not be able to continue as a going concern.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Three Months Ended
	September 30
	2006	2005
Costs and Expenses:
General and Administrative	$220,778	$147,364
Depreciation and Amortization	420	3,100
Other	74,543	30,197

	295,741	180,661

Other Income (Expense):
Dock Lease Income	—	39,252
Interest Earned On Invested Cash	4,532	556
Interest Expense	—	(5,090)
Other	96,343	69

	100,875	34,787

Net Loss	(194,866)	(145,874)
Preferred Stock Dividends	(26,840)	(26,840)

Net Loss Applicable to Common Stockholders	$(221,706)	$(172,714)

Net Loss Per Common Share Applicable to Common Stockholders
Basic and Diluted	$(.007)	$(.006)

Weighted Average Number of Common Shares Outstanding,
Basic and Diluted	32,648,476	29,814,706

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Nine Months Ended
	September 30
	2006	2005
Costs and Expenses:
General and Administrative	$1,159,696	$461,346
Stock-based Compensation	1,238,348	—
Depreciation and Amortization	1,260	9,300
Other	204,641	79,112

	2,603,945	549,758

Other Income (Expense):
Dock Lease Income	—	117,756
Interest Earned On Invested Cash	14,265	1,869
Interest Expense	—	(41,347)
Reversal of Sales Tax Settlement Liability	1,125,752	—
Other	96,343	52,707

	1,236,360	130,985

Net Loss	(1,367,585)	(418,773)
Preferred Stock Dividends	(80,520)	(80,520)

Net Loss Applicable to Common Stockholders	$(1,448,105)	$(499,293)

Net Loss Per Common Share Applicable to Common Stockholders
Basic and Diluted	$(.045)	$(.017)

Weighted Average Number of Common Shares Outstanding,
Basic and Diluted	31,833,863	29,777,361

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006
(Unaudited)

ASSETS
Current Assets:
Cash	$704,308
Other Current Assets	9,402

Total Current Assets	713,710

Equipment and Fixtures, Less Accumulated Depreciation	1,601
Land Held for Development -Dockside Gaming	5,409,913
Long Term Receivables and Other	26,514

$6,151,738

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$135,017

Total Current Liabilities	135,017

Contingencies	—

Stockholders’ Equity:
Preferred Stock, $.01 par value;
Shares Authorized: 5,000,000
Shares Outstanding: 2,122,000
Aggregate Liquidation Preference ($2,591,080)	21,220

Common Stock, $.001 par value;
Shares Authorized: 50,000,000
Shares Issued: 36,111,778	36,112
Shares Outstanding: 32,740,816
Additional Paid-In-Capital:	29,814,763
Unearned ESOP Shares	(4,536,542)
Accumulated Deficit	(19,268,882)
Treasury Stock, at Cost, 328,346 Shares	(49,950)

Total Stockholders’ Equity	6,016,721

$6,151,738

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Operating Activities:
Net Loss	$(1,367,585)	$(418,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	1,260	9,300
Release of ESOP Shares	167,641	42,357
Issuance of common shares for services	32,400	—
Issuance of stock-based compensation	1,238,348	—
Decrease in:
Other Current Assets	27,315	21,152
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	(84,600)	140,901
Sales Tax Settlement Liability	(1,125,752)	36,515

Net cash used in Operating Activities:	(1,110,973)	(168,548)

Investing Activities:
Land Development	(7,333)	(17,302)

Net cash used in Investing Activities	(7,333)	(17,302)

Financing Activities:
Proceeds from sale of common shares held in treasury	522,850	—
Proceeds from exercise of options to purchase common stock	843,755	—
Payment of Preferred Stock Dividends	(45,000)	(45,000)

Net cash provide by (used in) Financing Activities:	1,321,605	(45,000)

Net increase (decrease) in cash	203,299	(230,850)

Cash, beginning of period	501,009	449,723

Cash, end of period	$704,308	$218,873

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Liquidity and Going Concern
The accompanying condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception, and as of September 30, 2006 has an accumulated deficit of $19,268,882. The Company has no operations, generates no revenues, and, as reflected in the accompanying condensed consolidated financial statements, incurred a loss applicable to common shareholders of $1,448,105 for the nine months ended September 30, 2006. Continued losses are expected for the foreseeable future. In our Annual Report on Form 10-KSB for the year ended December 31, 2005, our auditors expressed substantial doubt about the Company’s ability to continue as a going concern. However, since that time, management has implemented plans in an effort to mitigate the conditions giving rise to this concern. The Company has been able to sustain its cash position and to continue to satisfy its ongoing expenses through the sale of restricted common stock held in treasury and the receipt of cash from the exercise of options. As of September 30, 2006, the Company had cash on hand of $704,308. Subsequent to September 30, 2006, the Company raised an additional $695,000 through the sale of restricted common stock and received an additional $200,000 from the exercise of an option to purchase common stock (See Note 6-Subsequent Events).
On June 8, 2006, the Company and Trump Entertainment Resorts, Inc. (NASDAQ: TRMP) signed a non-binding letter of intent pursuant to which the parties intend to form a joint venture partnership to develop, build and operate a destination casino resort on the Company’s property in Diamondhead, Mississippi. The project would cover a minimum of forty acres within the 404-acre tract of land owned by the Company. On October 17, 2006, the Company announced that Trump Entertainment Resorts, Inc. had notified the Company that it had completed its necessary due diligence activities relating to the letter of intent. Trump also notified the Company that it expects to move forward with negotiations relating to a joint venture agreement to develop, build and operate a destination casino resort on the Diamondhead property.
There can be no assurance that future capital can be raised through equity or alternate financing or the parties will be able to reach an agreement with respect to a joint venture partnership. The Company’s priority is the development of a destination casino resort at its 404-acre property located on the Bay of St. Louis in Diamondhead, Mississippi. As of September 30, 2006, the Company does not have the financial resources to develop the property and there can be no assurance that the Company can successfully develop the property. In the event that the Company is unsuccessful in raising sufficient cash or finding alternative funding sources, it would have a significant adverse impact on the Company’s ability to ultimately develop the Diamondhead property.
Note 2. Net Loss per Common Share
Net loss per common share applicable to common stockholders is based on the net loss applicable to common stockholders divided by the weighted average number of common shares outstanding during each period. Common shares outstanding consist of issued shares, including allocated and committed shares held by the ESOP trust, less shares held in treasury.

Basic net loss per share applicable to common stockholders is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is calculated by using the weighted average number of common shares outstanding plus other potentially dilutive securities. As of September 30, 2006, dilutive securities included 3,677,000 potential additional common shares consisting of stock purchase options, warrants, and convertible preferred stock. The foregoing potentially dilutive securities are excluded from diluted net loss per share applicable to common stockholders as their effect would be antidilutive.

Common Shares outstanding at September 30, 2006 includes:
Issued Shares	36,111,778
Less: Treasury Shares	(328,346)
Unallocated, uncommitted ESOP Shares	(3,042,616)

Outstanding Shares	32,740,816

Note 3. New Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect that the adoption of SFAS No. 155 will have a material impact on its consolidated financial condition or results of operations.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. The Company does not expect that the adoption of SFAS No. 156 will have a material impact on its consolidated financial condition or results of operations.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have a material impact on its consolidated financial condition or results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value measurements, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company will adopt the provisions of SFAS No. 157 effective January 1, 2008. The Company does not expect that the adoption of SFAS No. 157 will have a material impact on its consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements Nos. 87, 88, 106, and 132(R). SFAS No. 158 improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 will not have an impact on the Company’s consolidated financial condition or results of operations.
Note 4. Stock-Based Compensation
On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values. As a result of adopting SFAS 123(R), net loss applicable to common stockholders for the nine months ended September 30, 2006 was $1,238,348 higher than if the Company had continued to account for stock-based compensation under APB No. 25. The impact on basic and diluted earnings per share for the nine months ended September 30, 2006 was a reduction of $.039 per share. There was no stock-based compensation expense recognized for the nine months ended September 30, 2005.
In determining the fair value of each option, the Black-Scholes option-pricing model consistent with the provisions of SFAS 123(R) and SAB No. 107 was used with the following weighted-average assumptions: dividend yield of zero, expected volatility of 86.45%, an average expected option life of 5 years, and average risk-free interest rates of 4.86%. All awards were fully vested at September 30, 2006. The weighted average estimated value of employee stock options granted during the nine months ended September 30, 2006 was $1.91 per share.
Prior to January 1, 2006, the Company accounted for stock compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost was recognized for stock option awards for periods prior to January 1, 2006, as all options granted under those plans had an exercise price equal to or less than the market value of the underlying common stock on the date of grant.
Consistent with the disclosure provisions of SFAS 148, the Company’s net income and basic and diluted net income per share for the nine months ended September 30, 2005, would have been adjusted to the pro forma amounts indicated below:

Net loss applicable to common shareholders	$(499,293)
Deduct: Total stock-based compensation expense determined under fair value based method	336,624

Pro forma net loss applicable to common Shareholders	$(835,917)

Per share, as reported	$(.017)
Per share, pro forma	$(.028)
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
Non-plan stock options
A summary of the status of the Company’s non-plan options as of September 30, 2006 and 2005, and changes during the period ended on those dates, is presented below:

	September 30, 2006		September 30, 2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Options outstanding January 1	4,044,500	$.69	3,794,500	$.52
Granted	650,000	2.70	600,000	.80
Exercised	(1,513,500)	.56	—	—
Forfeited/cancelled	—	—	—	—

Options outstanding Sept 30	3,181,000	$1.17	4,394,500	$.56

Exercisable at Sept 30	3,181,000	—	4,394,500	—
The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Weighted-
	Number	Average	Weighted	Number	Weighted-
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	At	Contractual	Exercise	At	Exercise
Prices	9/30/06	Life	Price	9/30/06	Price

$.30- $2.70	3,181,000	3.02	$1.17	3,181,000	$1.17

Stock Option Plan
On December 19, 1988, the Company adopted a stock option plan (the “Plan”) for its officers and management personnel under which options could be granted to purchase up to 1,000,000 shares of the Company’s common stock. Accordingly, the Company reserved 1,000,000 shares for issuance under the Plan. The option price may not be less than 100% of the market value of the shares on the date of the grant. The options expire within ten years from the date of grant. At September 30, 2006, no options from this plan were issued or exercised.
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
Shares are allocated to the participants’ accounts in relation to repayments of the loans from the Company. At September 30, 2006, 1,957,384 shares were released, of which 59,659 were released in 2006. At September 30, 2006, 3,042,616 shares, having a fair market value of $9,523,388, are unearned.
The Company recognized net compensation expense equal to the shares allocated, multiplied by the current market value of each share, less any dividends received by the ESOP on unallocated shares. Compensation expense related to the ESOP for the nine months ended September 30, 2006 and 2005 was $167,641 and $42,357, respectively. The unearned ESOP shares in stockholders’ equity represented deferred compensation expense to be recognized by the Company in future years as additional shares are allocated to participants.
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
Therefore, the Company no longer recognizes the liability due the Department of Revenue in the amount of $1,125,752 and has recorded income in the same amount for the nine month period then-ended.
Note 6. Subsequent Events
On October 17, 2006, the Company announced that Trump Entertainment Resorts, Inc. had notified the Company that it had completed its necessary due diligence activities relating to a non-binding letter of intent signed June 8, 2006. Trump also notified the Company that it expects to move forward with negotiations relating to a joint venture agreement to develop, build and operate a destination casino resort on the Diamondhead property. There can be no assurance that the parties will be able to reach an agreement.

On October 26, 2006, the Company received $200,000 from the exercise of an option to purchase 100,000 shares of common stock at $2.00 per share granted to Wachovia Bank (formerly First Union National Bank of Florida) in 1996 in connection with loans then-obtained by the Company.
In October 2006, the Company received $695,000 through the private placement of 278,000 shares of common stock formerly held in treasury to third party investors.
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
The Company has had no operations since it ended its gambling cruise ship operations in 2000. The Company incurred a net loss applicable to common shareholders of $1,448,105 and $499,293 for the nine months ending September 30, 2006 and 2005, respectively. Costs and expenses for the nine months ended September 30, 2006 totaled $2,603,945 versus $549,758 for the same period one year ago. The increase of $2,054,187 was primarily attributable to expense associated with the issuance of stock option awards valued at $1,238,348, additional compensation in the amount of $450,000 awarded to the Company President, and an increase in non-cash ESOP expense of approximately $125,000. These cost increases were partially offset by the reversal of the sales tax settlement liability in the amount of $1,125,752, the circumstances of which are more fully described in Note 5 of the accompanying condensed consolidated financial statements.
The Company has been able to sustain its cash position and continue to satisfy its ongoing expenses through the sale of common stock and the receipt of cash from the exercise of options to purchase common stock. During the twelve months preceding the date of this report, the Company received a total of $1,767,850 from the sale of 1,199,654 shares of common stock formerly held in treasury; $843,755 from the exercise of options to purchase 1,513,500 shares of common stock by various directors, former directors, officers, and a key employee of the Company; and $200,000 from the exercise of an option granted to Wachovia bank (formerly First Union National Bank). Management of the Company has examined the historical and planned future spending patterns of the Company and believes that the additional cash realized from the sale of common shares formerly held in treasury and the cash received from the exercise of an option granted to Wachovia Bank, gives it sufficient cash to operate for the foreseeable future. In addition, the Company believes it can continue to raise sufficient capital via the above described means over the short term. However, the Company continues to consider various asset-backed and securities-backed financing alternatives for the longer term, as well as any potential capital which may be derived from a joint venture or upon development of the Company’s Diamondhead, Mississippi property.
On October 17, 2005, in response to the devastation caused by Hurricane Katrina, Mississippi passed new legislation that allows casinos located in certain statutorily-described areas to be constructed on land no more than 800 feet from the mean high-water line of certain bodies of water, including Bay St. Louis. The new law applies to the Company’s property on Bay St. Louis. The new law differs significantly from the law previously in effect, which required that a casino at the Company’s site be constructed in, on, or above water and be located a minimum of 50% below mean high tide. The development of the

Diamondhead, Mississippi property requires the Company to obtain permits and approvals from various federal, state, and local agencies, boards and commissions. There can be no assurance that all permits and approvals can be obtained, or that if obtained, they will be renewed
On June 8, 2006, the Company and Trump Entertainment Resorts, Inc., signed a non-binding letter of intent pursuant to which the parties intend to form a joint venture partnership to develop, build and operate a destination casino resort on the Company’s property in Diamondhead, Mississippi. The project would cover a minimum of forty acres within the 404-acre tract of land owned by the Company. On October 17, 2006, the Company announced that Trump Entertainment Resorts, Inc. had notified the Company that it had completed its necessary due diligence activities relating to the letter of intent. Trump also notified the Company that it expects to move forward with negotiations relating to a joint venture agreement to develop, build and operate a destination casino resort on the Diamondhead property.
There can be no assurance that the Company will be able to reach agreement with respect to a joint venture partnership. The formation of a joint venture and the development of this project are subject to risks and uncertainties which include, but are not limited to, those relating to permitting, financing, and the actions of federal, state, or local governments and agencies. The Company may be affected by some or all of these factors and other risks and uncertainties, many of which are beyond the Company’s control.
Off Balance Sheet Arrangements
Letter of Intent
On June 8, 2006, the Company and Trump Entertainment Resorts, Inc. signed a non-binding letter of intent pursuant to which the parties intend to form a joint venture partnership to develop, build and operate a destination casino resort on the Company’s property in Diamondhead, Mississippi. The project would cover a minimum of forty acres within the 404-acre tract of land owned by the Company. On October 17, 2006, the Company announced that Trump Entertainment Resorts, Inc. had notified the Company that it had completed its necessary due diligence activities relating to the letter of intent. Trump also notified the Company that it expects to move forward with negotiations relating to a joint venture agreement to develop, build and operate a destination casino resort on the Diamondhead property. There can be no assurance the parties will be able to reach agreement with respect to a joint venture partnership.
Permits
On October 17, 2005, Mississippi passed new legislation which allows casinos in certain statutorily-described-areas to be built on land up to 800 feet from the mean high water mark of certain bodies of water, including Bay St. Louis. Given the fact that the Company intends to take advantage of the new law and construct its casino resort on land rather than in, on, or above the water, the extent to which various permits, authorizations, and approvals, as well as studies and assessments in support thereof, will be required is unknown at this point. The Company believes that permitting for the project and plans for ultimate development will require significant capital expenditures for engineering, architectural, accounting, and legal services. The amount ultimately required is unknown at this time, but the Company does not have sufficient funds required for this purpose.

Other Arrangements
The Company has agreements with various persons and entities that would be entitled to substantial commissions if the Company enters into an agreement relating to the development of its Diamondhead property as a result of their efforts.
Critical Accounting Policies
Valuation of Impairment
The Company currently carries the value of the Diamondhead, Mississippi property on its consolidated balance sheet at cost, in the amount of $5,409,913 and has examined that valuation for impairment. In the opinion of management, the carrying value is not in excess of the ultimate recovery value of the property. The Diamondhead, Mississippi property was last appraised on or about August 4, 2003, by J. Daniel Schroeder Appraisal Company at $108,900,000. The appraisal was subject to certain material assumptions and was predicated on the site being fully permitted and zoned as a legally permissible, water-based casino site.
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
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under FASB 123(R) for the nine months ended September 30, 2006 was $1,238,348 which consisted of stock-based compensation expense related to non-qualified stock option awards. There was no stock-based compensation expense related to employee equity awards and employee stock purchases recognized during the nine months ended September 30, 2005.
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
As of September 30, 2006, the Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Section 404 Compliance
Beginning with the year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to include management’s report on our internal control over financial reporting in the Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and, subject to certain conditions relating to the Company’s public float, a statement that our registered independent public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting.
In order to achieve compliance with Section 404 within the prescribed period, management has commenced a Section 404 compliance project to assess the adequacy of the internal control over financial reporting, remediate any control deficiencies that may be identified, validate, through testing, that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. During the nine month period ending September 30, 2006, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
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

DIAMONDHEAD CASINO CORPORATION
DATE: November 14, 2006	By:	/s/ Deborah A. Vitale
Deborah A. Vitale
President

	By:	/s/ Robert L. Zimmerman
Robert L. Zimmerman
Chief Financial Officer