Form 10KSB
period 2006-12-31
DIAMONDHEAD CASINO CORP
filed 2007-03-16
CIK 844887

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2006
COMMISSION FILE NO: 0-17529
DIAMONDHEAD CASINO CORPORATION
(Name of small business issuer in its charter)

Delaware	59-2935476
(State of Incorporation)	(I.R.S. Employer Identification Number)
1301 Seminole Boulevard, Suite 142, Largo, Florida 33770
(Address of principal executive offices)

Issuer’s telephone number, including area code:	727/674-0055
Securities registered pursuant to Section 12 (b) of the Act:	None
Securities registered pursuant to Section 12 (g) of the Act:	Common Stock, par value $.001
     Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     State issuer’s revenues for its most recent fiscal year: None.
     The aggregate market value of the voting stock held by non-affiliates of the Company is $66,640,662 based on the last reported sales price of $2.23 per share on February 27, 2007 multiplied by 29,883,705 shares of Common Stock outstanding and held by non-affiliates of the Company on February 27, 2007. As of the close of business on February 27, 2007, there were 36,266,707 shares of the Registrant’s Common Stock outstanding (which includes 4,899,850 shares in the Europa Cruises Corporation Employee Stock Ownership Plan).

i

PART I
FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding events, conditions, and financial trends that may effect the Company’s future plans of operation, business strategy, operating results, and financial position. Diamondhead Casino Corporation is referred to herein as, “the Company,” “we,” or “our.” Except for historical information contained herein, the matters discussed in this document, in particular, statements that use forward-looking terminology such as “believes,” “intends,” “anticipates,” “may,” “will,” “should,” or “expects,” or the negative or other variation of these or similar words, are intended to identify forward-looking statements that are subject to risks and uncertainties including, but not limited to, increased competition, financing, governmental action, environmental opposition, legal actions, and other unforeseen factors. The development of the Diamondhead, Mississippi project, in particular, is subject to additional risks and uncertainties, including, but not limited to, risks relating to permitting, financing, the availability of capital resources, licensing, construction and development, litigation, the activities of environmental groups, delays, and the actions of federal, state, or local governments and agencies. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Moreover, the financial results reported herein are not necessarily an indication of future prospects of the Company. Future results may differ materially.
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
The Company is a Delaware corporation incorporated on November 15, 1988 under the name “Europa Cruises Corporation.” The Company became a publicly-held company in 1989. On or about November 22, 2002, the Company changed its name to “Diamondhead Casino Corporation.” Since November 6, 1998, the Company’s stock has traded on the Over the Counter Bulletin Board (OTCBB). The Company’s stock currently trades under the symbol “DHCC.” Prior to the corporate name change, the Company’s stock traded under the symbol “KRUZ.” Prior to trading on the Over the Counter Bulletin Board, the Company’s stock traded on the NASDAQ Small Cap Market.
The Company currently has three subsidiaries with no current operations. As of December 31, 2006, the Company had four employees. The Company considers its relationship with its employees to be satisfactory.

I. FLORIDA
From inception through approximately August of 2000, the Company operated gaming vessels in international waters. The vessels sailed from state ports into international waters where gaming operations were conducted. From approximately 1994 through August of 2000, operations were conducted primarily out of ports located in Miami Beach, Florida, Ft. Myers Beach, Florida, and Madeira Beach, Florida. The Company eventually divested itself of its gaming operations to satisfy financial obligations to its vendors, lenders and taxing authorities and to focus its resources on the development of a casino resort on its 404.5 acres of waterfront property located in Diamondhead, Mississippi. The Company has no current operations in Florida. The Company does, however, lease office space in Largo, Florida, where it maintains its corporate headquarters.
II. MISSISSIPPI
The Company owns, through its wholly-owned subsidiary, Mississippi Gaming Corporation (hereafter “MGC”), a 404.5 acre tract of unimproved land in Diamondhead, Mississippi. The property is located at 7051 Interstate 10. The property fronts Interstate 10 for approximately two miles and fronts the Bay of St. Louis for approximately two miles. The property is owned in fee simple and there are no liens or debt on the property. The Company intends, in conjunction with unrelated third parties, to fully develop the site in phases beginning with a casino resort. The casino resort is expected to include a casino, a hotel and spa, a sports and entertainment center, a conference center and a state-of-the-art recreational vehicle park.
The Company has had the site appraised on three occasions, subject to certain material assumptions, by J. Daniel Schroeder Appraisal Company. The appraisals were predicated on the site being fully permitted and zoned as a legally permissible, water-based casino site under Mississippi law prior to October 17, 2005, which required that casinos be water-based. The property was appraised in 1996, assuming full permitting for a water-based casino, at approximately $8 million. The property was reappraised in 1999, again assuming full permitting for a water-based casino, at approximately $42 million. The property was last appraised in 2003, again assuming full permitting for a water-based casino, at approximately $109 million. The property has not been appraised since a new law was passed in Mississippi which permits casinos to be built on land.
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
Permits/Approvals
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

Inasmuch as the Company intends to take advantage of Mississippi’s new law and construct a casino on land, some of the permits, authorizations, and/or leases previously required may no longer be required. For example, since the Company intends to build a casino on land, a tidelands lease from the Mississippi Secretary of State, which was previously required to lease State water-bottoms in, on, or over which the casino would be placed, is no longer required. The extent to which previously-required permits, approvals, authorizations, or an environmental impact statement, will be required for a casino constructed on land on the Company’s property, is not yet known.
A. Hancock County
The Company’s Diamondhead, Mississippi property is located in Hancock County, Mississippi. On January 16, 1997, the Hancock County Board of Supervisors adopted a Hancock County Zoning Ordinance. Under the Hancock County Zoning Ordinance, the Company’s 404-acre site was zoned as a Special Use District-Waterfront District. The Company has obtained an extension of this Special Use designation each year since that time. Most recently, by letter dated November 13, 2006, the Company forwarded a request to the Hancock County Planning Commission for an extension of the Special Use designation. On November 16, 2006, the Hancock County Planning Commission passed a resolution extending the designation through December 31, 2007. On November 20, 2006, the Hancock County Board of Supervisors ratified the resolution.
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
C. Annual In-Lieu Tidelands Assessment
The Company intends to take advantage of Mississippi’s new law and construct its casino on land, therefore, the Company will no longer require a tidelands lease from the Secretary of State. Under Mississippi’s prior law, which required that the Company’s casino be in, or, or above water and a minimum of fifty percent at or below mean high tide, the Company would have required a tidelands lease to lease water-bottoms owned by the State.
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
D. Other Required Permits
In addition to the foregoing, the Company will, at a minimum, be required to obtain various permits, authorizations, or approvals from the following:
1)	Mississippi Commission on Marine Resources

2)	Mississippi Commission on Environmental Quality

3)	U.S. Army Corps of Engineers
There can be no assurance that the Company will be successful in obtaining these permits.
Uncertain Regulatory and Political Environment/Modifications
Any modification of the Company’s originally-approved site plan or any newly-approved site plan may require resubmission to, amendment to, and/or re-approval by the Mississippi Gaming Commission, the Mississippi Department of Marine Resources, the Mississippi Department of Environmental Quality, the U.S. Army Corps of Engineers, Hancock County, and/or other federal, state or local agencies. The foregoing federal, state and local agencies regularly pass new rules and regulations which may affect permits and authorizations required. While there is no pending environmental litigation, the foregoing permits and approvals remain subject to future litigation and the actions of environmental groups and various federal, state and local governments and agencies, including, but not limited to, the foregoing. The regulatory environment relating to these permits, approvals and leases is uncertain and subject to constant change.
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
MISSISSIPPI REGULATION
The Company has no current operations in Mississippi and does not operate any gaming facility in Mississippi. The Company intends to develop its Diamondhead property as a destination casino resort and to eventually operate its casino resort, through its subsidiaries, MGC and Casino World, Inc. (hereafter “CWI”). Assuming it is successful in developing its resort, the Company and its subsidiaries will be subject to federal, state and local, laws, rules, ordinances and regulations with respect to the operation of any gaming facility. The following is intended to serve as a partial description of the Mississippi regulatory environment in which the Company and its subsidiaries or joint venture partner(s) would seek approvals to construct and operate a gaming facility and is not intended to be a complete, precise, or up-to-date recitation of all applicable laws, rules, regulations or ordinances that might affect the Company’s operations or with which the Company would be required to comply. Additional or more restrictive laws, rules and regulations could be adopted at any time or gambling could be completely banned.
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

OFFICES

Location	Lease Terms

Florida
1301 Seminole Blvd., Suite 142 Largo, Florida 33770	One year commencing August 1, 2006 with an option to renew for one additional year.

Mississippi
5403 Indian Hill Blvd. Diamondhead, Mississippi 39525	Two years commencing June 1, 1998 and continuing month-to-month thereafter
STORAGE FACILITIES
The Company leased storage facilities at the following location in 2006:

Florida	Lease Terms
4319 Duhme Rd. Madeira Beach, Florida 33708.	Month-to-month leases on various storage units.
ITEM 3. LEGAL PROCEEDINGS
None.
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

	2006 Quarters		2005 Quarters
	High	Low	High	Low

First Quarter	$2.76	$1.55	$.90	$.62
Second Quarter	3.12	2.57	.80	.54
Third Quarter	3.13	2.50	.90	.56
Fourth Quarter	3.38	2.55	2.09	.85

On February 23, 2007, there were 929 registered holders of record of the Common Stock of the Company.
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
The Company has had no operations since it ended its cruise ship gambling operations in 2000. The Company incurred a net loss applicable to common shareholders of $1,757,192 in 2006 and $749,308 in 2005. Costs and expenses for the year ended December 31, 2006 were $2,893,821 as compared to $786,841 for 2005. The increase of $2,106,980 was primarily attributable to the expense associated with the issuance of stock option awards valued at $1,238,348 and required to be expensed under FASB 123(R), additional compensation and increased base compensation awarded to the Company President amounting to $617,000 over the prior year, and an increase in non-cash ESOP expense of approximately $147,000. These cost increases were partially offset by the reversal of a sales tax settlement liability in the amount of $1,125,752, the circumstances of which are more fully described in Part 1, Item 3 of this report.
The Company has been able to sustain its cash position and continue to satisfy its ongoing expenses through the sale of common stock and the receipt of cash from the exercise of options to purchase common stock. During 2006, the Company received a total of $1,217,850 from the sale of 699,654 shares of common stock formerly held in treasury; $843,755 from the exercise of options to purchase 1,513,500 shares of common stock by various directors, former directors and a key employee of the Company; and $200,000 from the exercise of warrants granted to Wachovia Bank (formerly First Union National Bank of Florida). Subsequent to December 31, 2006, the Company received an additional $200,000 from the exercise of the remaining warrants outstanding which were formerly granted to Wachovia Bank. Management of the Company has examined the historical and planned future spending patterns of the Company in relation to its cash currently on hand, and believes that it has sufficient cash to operate for the next twelve months. In addition, the Company believes it can continue to raise sufficient capital via the above- [hyphen here]described means over the short term. However, the Company continues to consider various asset-backed and securities-backed financing alternatives for the longer term, as well as any potential capital which may be derived from an agreement with an outside party to sell portions of the Diamondhead, Mississippi property or develop all or parts of the property.

There can be no assurance that the Company will be able to reach an agreement with any party regarding the development of the Diamondhead property. The ultimate development of this project is subject to risks and uncertainties which include, but are not limited to, those relating to permitting, financing, and the actions of federal, state, or local governments and agencies. The Company may be affected by some or all of these factors and other risks and uncertainties, many of which are beyond the Company’s control.
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
Critical Accounting Policy
Valuation of Impairment
In accordance with generally accepted accounting principles, the Company currently carries the value of the Diamondhead, Mississippi property on its balance sheet at cost in the amount of $5,409,913 and has tested the valuation for impairment. In the opinion of management, the carrying value is not in excess of the estimated market value of the property or the anticipated cash flows to be generated from the property. However, there can be no assurance that the necessary regulatory approvals for the Diamondhead project can be obtained or that financing will be available to develop the property.
Stock Based Compensation Expense
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
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under FASB 123(R) for the year ended December 31, 2006 was $1,238,348 which consisted of stock-based compensation expense related to non-qualified stock option awards. There was no stock-based compensation expense related to employee equity awards and employee stock purchases recognized during the year ended December 31, 2005.
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
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 8A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e), promulgated pursuant to the Security Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Security Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As of December 31, 2006, the Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Section 404 Compliance
Beginning with the year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to include management’s report on our internal control over financial reporting in our Annual Report on Form 10-KSB. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) subject to a future measurement of the Company’s market cap, a statement that our registered independent public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting.
In order to achieve compliance with Section 404 within the prescribed period, management has commenced a Section 404 compliance project under which management has adopted a project work plan to assess the adequacy of the internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing, that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. During the fourth quarter of fiscal year 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 8B. OTHER INFORMATION
None.
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
A. Directors and Officers:
The current executive officers of the Company and their titles are as follows:

Name	Age	Title
Deborah A. Vitale	56	Chairman of the Board, President, Chief Executive Officer, Treasurer
Gregory A. Harrison	62	Director, Vice President, Secretary
Frank E. Williams, Jr.	72	Director
Benjamin J. Harrell	53	Director
H. Steven Norton	73	Director
Carl D. Stevens	60	Director
Robert Zimmerman	57	Chief Financial Officer
Directors elected to office have terms which extend to the next annual meeting.
DEBORAH A. VITALE has served as President, Chief Executive Officer and Treasurer of the Company since February 1998 and has served as Chairman of the Board of the Company since March 1995. As President and CEO, Ms. Vitale was responsible for all phases of the day-to-day operations of four casino ships sailing out of three Florida ports into international waters and for the management and supervision of hundereds of both ship-based and land-based employees. Ms. Vitale served as Secretary of the Company from November 1994 until July 2002. She has been a Director of the Company since December 1992. On February 14, 1997, Ms. Vitale was appointed Chairman of the Board of Directors of Casino World, Inc. and Chairman of the Board of Directors of Mississippi Gaming Corporation, each a subsidiary of the Company. On September 2, 1997, Ms. Vitale was appointed President of Casino World, Inc. and Mississippi Gaming Corporation. Ms. Vitale is a trial attorney with over twenty years of experience handling complex civil litigation. Ms. Vitale is licensed to practice law in Maryland, Virginia and Washington, D.C.
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
FRANK E. WILLIAMS, JR. was elected a Director of the Company on July 3, 2002. Since 1969, Mr. Williams has served as Chairman of the Board of Williams Enterprises of Georgia, Inc., a holding company controlling six subsidiaries active in various facets of the steel industry. Since 1995, Mr. Williams has also served as Chairman, CEO, and a fifty percent owner of Bosworth Steel Erectors, Inc. of Dallas, Texas, an erector of steel products in the southwestern United States and as Chairman and a major shareholder of Wilfab, Inc., a structural steel fabricator located in Cherokee County, Georgia. Mr. Williams is the Managing Partner and principal owner of Structural Concrete Products, LLC of Richmond, Virginia, a manufacturer of pre-stressed concrete building systems for customers in the mid-Atlantic region and of Industrial Alloy Fabricators, LLC of Richmond, Virginia, a fabricator of alloy plate products for the energy and chemical industries. Mr. Williams continues to serve on the Board of Williams Industries, Inc., a public company (NASDAQ), which owns five subsidiaries active in the steel industry including Williams Bridge Company, one of the largest fabricators of steel plate for bridge structures in the mid-Atlantic region. The company was founded by Mr. Williams, who serves as its President and CEO and who served as its Chairman through 1994. Mr. Williams is currently Chairman of the Board of Directors of Kaiser Group Holdings, Inc., a public company (NYSE: KGH). Mr. Williams is a former Chairman and a current Director of Capital Bank, N.A. Mr. Williams has been appointed by bankruptcy courts as an official representative serving in a pro bono capacity on behalf of investors and debt holders in public companies in bankruptcy. Mr. Williams holds a Bachelor of Civil Engineering degree from the Georgia Institute of Technology.

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
H. STEVEN NORTON was elected a Director of the Company on August 6, 2002. Since 1998, Mr. Norton has served as President and CEO of Norton Management, Inc., a consulting company in Alton, Illinois and Las Vegas, Nevada. Mr. Norton also currently serves as a Director of Centaur, Inc., a privately held company which owns a casino in Central City, Colorado and owns Hossier Park, an Indiana race track, located in Anderson, Indiana. Mr. Norton is also a Director of Colorado Casino Resorts, Inc., in Cripple Creek, Colorado and North East Resorts, Inc., a privately held company pursuing gaming in the state of Massachusetts. Mr. Norton is also a major creditor and has provided consulting services to Onnam Entertainment, Inc., a privately held Las Vegas based company, with contracts to develop and operate Native American casinos in various U.S. locations. Prior to Hurricane Katrina, Onnam received permission from the Mississippi Gaming Commission to develop a casino site in Biloxi, Mississippi. The casino, if constructed, would compete with any casino resort subsequently developed by the Company.
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
CARL D. STEVENS was elected a Director of the Company on January 10, 2006. Mr. Stevens spent 26 years with the IBM Corporation in various sales and management positions, including Branch Manager, Atlanta, Georgia. Mr. Stevens was responsible for the southeast United States and served as Program Director for Public Sector Sales for the United States. In 1997, Mr. Stevens became President and CEO of ITC Corporation which was headquartered in Herndon, Virginia. ITC, a NASDAQ listed company, was a publisher and distributor of multimedia training materials with worldwide sales. In 1999, Mr. Stevens was named Division President of InfoCast Corporation Inc., which was headquartered in Toronto, Canada. Mr. Stevens headed the Company’s efforts in the e-Learning and Virtual Contact Center divisions. In June of 2001, Mr. Stevens was named CEO and President of Cogient Corporation, a medical software development and services provider headquartered in Toronto, Canada. Mr. Stevens resigned as CEO of Cogient Corporation in January of 2005 to return to the U.S. to actively manage his investments. Mr. Stevens attended Indiana University where he majored in business administration. Mr. Stevens is a veteran of the United States Air Force.
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

Section 16(a) Beneficial Ownership Reporting Compliance
Based solely upon its review of Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, all purchases and sales of stock and all required forms were filed timely by reporting persons during 2006 except as follows:
Carl D. Stevens was elected as a Director of the Company on January 10, 2006 and should have filed a Form 3 by January 20, 2006, but did not file that form until January 27, 2006.
On April 25, 2006, Frank E. Williams, Jr. reported one transaction reflecting the Company’s award of an option to purchase 100,000 shares of common stock on April 13, 2006, which should have been reported by April 17, 2006. On May 25, 2006, Mr. Williams reported one transaction for the sale of 4,000 shares of common stock on May 22, 2006, which should have been reported by May 24, 2006. On June 12, 2006, Mr. Williams reported one transaction for the sale of 1,500 shares of common stock on June 7, 2006, which should have been reported by June 9, 2006. On October 3, 2006, Mr. Williams reported one transaction for the sale of 7,625 shares of common stock on September 28, 2006, which should have been reported by October 2, 2006.
ITEM 10. EXECUTIVE COMPENSATION
The following table provides information concerning the compensation of named executive officers of the Company and its wholly-owned subsidiaries. No other person serving as an executive officer of the Company on December 31, 2006, received cash compensation in excess of $100,000 during any of the last two fiscal years.
SUMMARY COMPENSATION TABLE

								Nonqualified
							Non Equity	Deferred	All
							Incentive	Compensa-	Other
Name and					Stock	Option	Plan	tion	Compen-
Occupation	Year	Salary		Bonus	Awards	Awards (2)	Compensation	Earnings	sation	Total
Deborah A. Vitale	2006	$300,000		$450,000	None	$190,515	None	None	(3)	$940,515
President	2005	$133,654	(1)	None	None	$437,171	None	None	(3)	$570,825

(1)	In 2005, Ms. Vitale received $125,000 of her annual salary and the remainder was paid to her in 2006.

(2)	On February 10, 2005, Ms. Vitale was awarded an option to purchase 75,000 shares of common stock, exercisable at $.80 per share. On October 24, 2005, an option to purchase 450,000 shares of common stock, exercisable at $.50 per share, expired. On October 27, 2005, Ms. Vitale was awarded an option to purchase 450,000 shares of common stock, exercisable at $1.25 per share. On April 13, 2006, Ms. Vitale was awarded an option to purchase 100,000 shares of common stock, exercisable at $2.70 per share. Reference is hereby made to Note 3, “Summary of

Significant Accounting Policies — Stock Based Compensation” in the attached 2006 financial statements, for a determination of the variables used in computing the value of option awards.

(3)	The Europa Cruises Corporation Employee Stock Ownership Plan (“the Plan”) is a defined contribution pension plan funded with common stock of the Company of which Ms. Vitale is a participant. As of December 31, 2005, Ms. Vitale was fully vested in 278,327 shares of common stock allocated to her account in the Plan. As of December 31, 2006, Ms. Vitale was fully vested in 314,700 shares of common stock allocated to her account in the Plan.
The following table provides a summary of the outstanding equity awards at December 31, 2006 for the named executive officer.
SUMMARY OF OUTSANDING EQUITY AWARDS AT FISCAL YEAR END
Option Awards

			Equity
			Incentive
			Plan
			Awards
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexpired	Option	Option
	Options	Options	Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable	Options	Price	Date
Deborah A. Vitale	750,000	None	None	$.30	3/11/08
	75,000	None	None	.75	7/23/08
	75,000	None	None	.80	2/10/10
	450,000	None	None	1.25	10/27/10
	100,000	None	None	2.70	4/13/11
Stock Awards

Equity
			Equity	Incentive
			Incentive	Plan Awards
			Plan Awards	Market or
			Number of	Payout Value
	Number of	Market Value of	Unearned	of Unearned
	Shares or Units	Shares or Units	Shares, Units or	Shares, Units or
	Of Stock That	Of Stock That	Other Rights That	Other Rights That
	Have Not	Have Not	Have Not	Have Not
Name	Vested	Vested	Vested	Vested

Deborah A. Vitale	None	None	None	None

Directors’ Compensation
The current members of the Board of Directors are not paid fees for their services as a Director. Directors are reimbursed for certain approved expenses incurred in connection with Company business and for certain approved expenses incurred in connection with attendance at non-telephonic Board meetings and non-telephonic committee meetings. Directors are, from time to time, awarded non-qualified options to purchase common stock of the Company. The table below summarizes compensation of Directors for 2006, exclusive of the named executive officer, whose compensation has been summarized in the tables above.

					Nonqualified
	Fees Earned		(1) (2)	Non-Equity	Deferred
	Or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Gregory A. Harrison	None	None	$190,515	None	None	None	$190,515
Frank E. Williams, Jr.	None	None	$190,515	None	None	None	$190,515
Benjamin J. Harrell	$2,500	None	$190,515	None	None	None	$193,015
H. Steven Norton	None	None	$190,515	None	None	None	$190,515
Carl D. Stevens	None	None	$190,515	None	None	None	$190,515

(1)	On April 13, 2006, each Director was awarded an option to purchase 100,000 shares of common stock at an exercise price of $2.70 per share. The option is immediately exercisable and expires five years from the date of grant.

(2)	Reference is hereby made to Note 3, “Summary of Significant Accounting Policies — Stock Based Compensation” in the attached 2006 financial statements, for a determination of the variables used in computing the value of option awards.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AS OF FEBRUARY 23, 2007.
The following table sets forth, to the Company’s knowledge, as of February 23, 2007, based on filings with the Securities and Exchange Commission by certain beneficial owners, the beneficial ownership of the outstanding Voting Stock held by (i) each person or entity beneficially owning more than 5% of the shares of any class of Voting Stock, (ii) each director, nominee, and certain executive officers, individually, and (iii) all directors and executive officers as a group.

	Amount &
	Nature of
Name and Address	Beneficial	Title of	%	%
Beneficial Owner	Ownership	Class	of Class	Voting (1)

Europa Cruises Corporation	3,102,275	Common	7.81%	7.46%
Employee Stock Ownership Plan Trust (2)

	Amount &
	Nature of
Name and Address	Beneficial	Title of	%	%
Beneficial Owner	Ownership	Class	of Class	Voting (1)
1301 Seminole Boulevard., Suite 142 Largo, Florida 33770

Deborah A. Vitale (2) (3) Chairman, President, CEO, and Treasurer Chairman, President, and Treasurer of Casino World, Inc. and Mississippi Gaming Corp. 1013 Princess Street Alexandria, Virginia 22314	5,633,975	Common	14.18%	13.55%

Gregory Harrison (4) Director, Secretary, and Vice President 16209 Kimberly Grove Gaithersburg, Maryland 20878	1,424,553	Common	3.58%	3.43%

Benjamin J. Harrell (5) Director 237 N. Peters Street, Fourth Floor New Orleans, Louisiana 70130	650,000	Common	1.64%	1.56%

Frank E. Williams, Jr. (6) Director 2789b Hartland Road Falls Church, Virginia 22043	472,150	Common	1.19%	1.14%

Carl D. Stevens (7) Director 1753 Highway 42 South Forsyth, Georgia 31029	602,324	Common	1.52%	1.45%

H. Steven Norton (8) Director 700 Rozier Street Alton, Illinois 62002	250,000	Common	.63%	.60%

Serco International Limited (9)	1,251,833	Common	3.15%	7.40%
P.O. Box 15, A-9010	900,000	S-NR Preferred	100.00%
Klagenfurt, Austria	926,000	S-Preferred	100.00%

Austroinvest International Limited (9)	1,251,833	Common	3.15%	7.40%
P.O. Box 15, A-9010	900,000	S-NR Preferred	100.00%
Klagenfurt, Austria	926,000	S- Preferred	100.00%

Ernst G. Walter (9)	1,251,833	Common	3.15%	7.40%
14700 Gulf Blvd., Apt.401	900,000	S-NR Preferred	100.00%
Madeira Beach, Florida 33708	926,000	S-Preferred	100.00%

	Amount &
	Nature of
Name and Address	Beneficial	Title of	%	%
Beneficial Owner	Ownership	Class	of Class	Voting (1)
All Directors and Executive Officers	9,033,002		22.73%	21.73%
as a Group (6 persons)

(1)	Common Stock, Series S-NR Preferred Stock and Series S Preferred Stock have been combined for the purpose of calculating voting percentages.

(2)	The Europa Cruises Corporation Employee Stock Ownership Plan (“ESOP”) was established on August 18, 1994. The Trustee of the ESOP is Deborah A. Vitale, President, CEO, and Chairman of the Board. As of December 31, 2006, 1,977,270 ESOP shares had been released and 1,897,725 ESOP shares had been allocated to participants in the ESOP. The participants in the ESOP are entitled to direct the Trustee as to the manner in which the Company’s allocated shares are voted. The remaining 3,102,275 unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.

(3)	Includes 3,102,275 unallocated common shares of the ESOP Trust; 767,000 shares of Common Stock owned directly by Ms. Vitale; options to purchase 1,450,000 shares of Common Stock; and 314,700 shares of Common Stock, which represent shares of stock held in Ms. Vitale’s fully vested ESOP participant account.

(4)	Includes 807,951 shares of Common Stock owned directly by Mr. Harrison; 70,000 shares owned by the Harry and Marie Harrison Trust of which Mr. Harrison is a Co-Trustee; options to purchase 425,000 shares of Common Stock; and 121,602 shares of Common Stock held in Mr. Harrison’s partially vested ESOP participant account

(5)	Includes 400,000 shares of Common Stock owned directly by Mr. Harrell and options to purchase 250,000 shares of Common Stock.

(6)	Includes 168,500 shares of Common Stock owned directly by Mr. Williams; 53,650 shares of Common Stock owned by the Williams Family Limited Partnership of which Mr. Williams is President of the General Partner, the Williams Family Corporation; and options to purchase 250,000 shares of Common Stock.

(7)	Includes 502,324 shares of Common Stock owned directly by Mr. Stevens and options to purchase 100,000 shares of Common Stock.

(8)	Includes 75,000 shares of Common Stock owned directly by Mr. Norton and options to purchase 175,000 shares of Common Stock.

(9)	Serco International Limited (f/k/a Serco International Financial Advisory Services, Ltd.) and Austroinvest International Limited are affiliated entities. The Company understands that Dr. Ernst Walter is the sole director of each company. The total beneficial ownership of securities of the Company held by the foregoing and Dr. Walter includes: 1,251,831 shares of Common Stock owned by Serco International Limited; 900,000 shares of Series S-NR Preferred Stock owned by Serco International Limited; and 926,000 shares of Series S Preferred Stock owned by Austroinvest International Limited.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
On August 18, 1994, the Company established the Europa Cruises Corporation Employee Stock Ownership Plan (the “ESOP”). The ESOP, which is a qualified retirement plan under the provisions of Section 401(a) of the Internal Revenue Code and an employee stock ownership plan within the meaning of Section 4975(e)(7) of the Internal Revenue Code, was established primarily to invest in stock of the Company. All employees as of December 31, 1994, and subsequent new employees having completed 1,000 hours of service, are eligible to participate in the ESOP. The Company also established a trust called the Europa Cruises Corporation Employee Stock Ownership Plan Trust Agreement, to serve as the funding vehicle for the ESOP. Deborah A. Vitale, CEO, President and Treasurer of the registrant, is the sole Trustee of the Trust. As of December 31, 2006, 1,977,270 shares of Common Stock had been released and 1,897,725 shares of Common Stock had been allocated to participants in the ESOP. Unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.
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
Meetings of the Board of Directors
The Board of Directors held twelve meetings during 2006 and all directors attended at least 75% of the meetings.
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

(a)	3(a)(i)	Certificate of Incorporation of the Company. (ii) Amendment to Certificate of Incorporation of the Company

Exhibits

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

Exhibits

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

Exhibits

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

Exhibits

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

Exhibits

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

Exhibits

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
Subsidiaries of the Registrant:
Mississippi Gaming Corporation (Delaware)
Casino World, Inc. (Delaware)
Europasky Corporation (Delaware)
Exhibits 31.1 and 31.2
Attached to this report is the certification of both the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Rule 13A—14 of the Securities and Exchange Commission Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibits 32.1 and 32.2
Attached to this report is the certification of both the Chief Executive Officer and the Chief Financial Officer of the Company as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Audit Committee approved all services provided by the Company’s independent registered public accounting firm, Friedman, LLP, for the years ended December 31, 2006 and 2005. The following fees were paid to Friedman, LLP for services in 2006 and 2005:

	2006	2005
Audit Fees	$57,603	$50,529
Audit-Related Fees	7,745	7,745
Tax Fees	0	0
All Other Fees	0	1,500

Total Fees Paid to Friedman, LLP	$65,348	$59,774

Audit fees are comprised of fees for professional services rendered in conjunction with the audit of the Company’s annual financial statements, review of the Company’s annual report filed with the Securities and Exchange Commission on Form 10KSB, and review of the information contained in the Company’s quarterly filings with the Securities and Exchange Commission on Form 10QSB.
Audit-related fees are comprised of the fees for professional services rendered in connection with the audit of the Company’s Employee Stock Ownership Plan.
All other fees are comprised of fees for professional services rendered in conjunction with the review of the Company’s answers to the Securities and Exchange Commission’s queries in their review of the Company’s filings.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMONDHEAD CASINO CORPORATION
DATE: March 16, 2007	/s/ Deborah A. Vitale
By: Deborah A. Vitale, President

/s/ Robert Zimmerman
By: Robert Zimmerman, Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Deborah A. Vitale,	March 16, 2007

President and Chairman of the Board

/s/ Gregory A. Harrison	March 16, 2007

Corporate Secretary and Director

/s/ Frank E. Williams, Jr.	March 16, 2007

Director

/s/ Benjamin J. Harrell	March 16, 2007

Director

/s/ Carl D. Stevens	March 16, 2007

Director

/s/ H. Steve Norton	March 16, 2007

Director

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of:
Diamondhead Casino Corporation and Subsidiaries
          We have audited the accompanying consolidated balance sheet of Diamondhead Casino Corporation and Subsidiaries as of December 31, 2006, and the related consolidated statements of loss, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2006. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamondhead Casino Corporation and Subsidiaries as of December 31, 2006, and the consolidated loss and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
          As discussed in Note 3 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standard No. 123(R), Share-Based Payment.
Friedman LLP
New York, New York
February 28, 2007

MEMBER OF DFK INTERNATIONAL WITH AFFILIATED OFFICES WORLDWIDE

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS

Current assets
Cash	$1,419,955
Prepaid insurance and other current assets	16,288

Total current assets	1,436,243

Property and equipment, less accumulated depreciation of $14,015	1,190
Land held for development (Note 3)	5,409,913
Other assets	26,514

$6,873,860

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$199,909

Total current liabilities	199,909

Commitments and contingencies (Notes 3 and 7)	—

Stockholders’ equity (Note 4)
Preferred stock, $.01 par value; shares authorized 5,000,000, outstanding 2,122,000 ($2,591,080 aggregate liquidation preference)	21,220
Common stock, $.001 par value; shares authorized 50,000,000, issued 36,217,053, outstanding 33,143,977	36,217
Additional paid-in capital	30,709,032
Unearned ESOP shares	(4,506,890)
Accumulated Deficit	(19,577,969)
Treasury stock, at cost, 50,346 shares	(7,659)

Total stockholders’ equity	6,673,951

$6,873,860

See accompanying notes to consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
COSTS AND EXPENSES
Administrative and General	$1,378,067	$648,518
Stock-based Compensation	1,238,348	—
Depreciation and Amortization (Note 3)	1,671	12,365
Other	275,735	125,958

	2,893,821	786,841

OTHER INCOME (EXPENSE)
Dock Lease Income	—	130,841
Interest Earned on Invested Cash	21,742	2,670
Interest Expense	—	(41,347)
Reversal of Sales Tax Liability	1,125,752	—
Other	96,495	52,729

	1,243,989	144,893

NET LOSS	(1,649,832)	(641,948)

PREFERRED STOCK DIVIDENDS	(107,360)	(107,360)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(1,757,192)	$(749,308)

PER SHARE AMOUNTS
Net loss per common share, basic and diluted	$(.055)	$(.025)

Weighted average number of common shares outstanding, Basic and diluted	32,125,425	29,892,404

See accompanying notes to consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(NOTE 4)
YEARS ENDED DECEMBER 31, 2006 AND 2005

			Additional
	Preferred	Common	Paid-In	Unearned
	Stock	Stock	Capital	ESOP Shares

Balance, January 1, 2005	$21,220	$34,166	$26,474,833	$(4,744,094)
ESOP compensation	—	—	(41,842)	118,602
Issuance of common stock for:
Exercise of stock options		350	174,650
Sale of shares held in treasury		—	473,938
Preferred stock dividends	—	58	47,302	—
Net loss for the year	—	—	—	—

Balance, December 31, 2005	21,220	34,574	27,128,881	(4,625,492)

ESOP compensation		—	105,316	118,602
Issuance of common stock for:
Exercise of stock options		1,614	1,042,141
Sale of shares held in treasury		—	1,111,415
Services		13	35,587
Stock-based compensation awards		—	1,238,348
Preferred stock dividends	—	16	47,344	—
Net loss for the year	—	—	—	—

Balance, December 31, 2006	$21,220	$36,217	$30,709,032	$(4,506,890)

	Accumulated	Treasury
	(Deficit)	Stock	Total

Balance, January 1, 2005	$(17,071,469)	$(190,156)	$4,524,500
ESOP compensation	—	—	76,760
Issuance of common stock for:
Exercise of stock options	—	—	175,000
Sale of shares held in treasury	—	76,062	550,000
Preferred stock dividends	(107,360)	—	(60,000)
Net loss for the year	(641,948)	—	(641,948)

Balance, December 31, 2005	(17,820,777)	(114,094)	4,624,312

ESOP compensation	—	—	223,918
Issuance of common stock for:
Exercise of stock options			1,043,755
Sale of shares held in treasury			1,217,850
Services			35,600
Stock-based compensation awards		106,435	1,238,348
Preferred stock dividends	(107,360)	—	(60,000)
Net loss for the year	(1,649,832)	—	(1,649,832)

Balance, December 31, 2006	$(19,577,969)	$(7,659)	$6,673,951

See accompanying notes to consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(NOTE 10)
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
OPERATING ACTIVITIES
Net loss	$(1,649,832)	$(641,948)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	1,671	12,365
ESOP provision	223,918	76,760
Issuance of common shares for services	35,600	—
Issuance of stock-based compensation	1,238,348	—
(Increase) decrease in:
Accounts receivable	16,956	(10,645)
Prepaid insurance and other	3,473	13,884
(Decrease) increase in:
Accounts payable and accrued expenses	(19,708)	(41,020)
Sales tax settlement liability	(1,125,752)	36,515
Deferred dock lease income	—	(28,000)

Net cash used in operating activities	(1,275,326)	(582,089)

INVESTING ACTIVITIES
Land development	(7,333)	(31,625)

Net cash used in investing activities	(7,333)	(31,625)

FINANCING ACTIVITIES
Proceeds from sale of common shares held in treasury	1,217,850	550,000
Proceeds from exercise of options to purchase common stock	1,043,755	175,000
Payment of preferred stock dividends	(60,000)	(60,000)

Net cash provided by financing activities	2,201,605	665,000

Net increase in cash	918,946	51,286
Cash beginning of year	501,009	449,723

Cash end of year	$1,419,955	$501,009

See accompanying notes to consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Business
Diamondhead Casino Corporation (the “Company”) owns a total of approximately 404.5 acres of unimproved land in Diamondhead, Mississippi which it plans to develop. The Company officially changed its name from Europa Cruises Corporation to Diamondhead Casino Corporation in November of 2002. The Company was originally formed to principally own, operate and promote gaming vessels offering day and evening cruises in international waters.
2. Liquidity
The Company has had no operations since it ended its gambling cruise ship operations in 2000. Since that time, the Company has concentrated its efforts on the development of its Diamondhead, Mississippi property. That development is dependent upon the Company obtaining the necessary capital, whether through equity and/or debt financing, to master plan, obtain permits for, and construct a casino resort.
The Company generates no revenues and incurred a net loss applicable to common shareholders of $1,757,192 and $749,308 for the years ended December 31, 2006 and 2005, respectively. The Company has been able to meet its on-going costs and expenses through the sale of its equity securities. During 2006, the Company raised $1,217,850 through the private placement sale of 699,654 common shares formerly held in treasury, and received an additional $1,043,755 from the exercise of options to purchase 1,613,500 shares of common stock. At December 31, 2006, the Company had cash on hand totaling $1,419,955 which management believes is sufficient to meet on-going costs and expenses through the next fiscal year.
On October 17, 2005, the Governor of Mississippi signed into law a measure that would allow casinos in Mississippi to be constructed on land. The new law will allow casinos located in certain areas to be constructed up to 800 feet from the mean high-water line of certain bodies of water. This new law applies to the company’s property on the Bay of St. Louis.
At December 31, 2006, the Company does not have the financial resources to develop its proposed casino resort. There can be no assurance that the Company can successfully develop its Diamondhead, Mississippi property, and in the event that the Company is unsuccessful in raising sufficient cash or finding alternative means to meet its future obligations, this would have a significant adverse impact on the Company’s ability to ultimately develop the property.
3. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Diamondhead Casino Corporation and its subsidiaries. All material intercompany balances and transactions have been eliminated in the consolidation.
Estimates
The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Summary of Significant Accounting Policies (continued)
Estimates (continued)
statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash
The Company’s cash balances are maintained primarily in two banks and are insured for up to $100,000 by the Federal Deposit Insurance Corporation for each bank.
Land Held for Development
Land held for development is carried at cost. Costs directly related to site development, such as licensing and permits, engineering, and other costs, are capitalized.
Expenditures which result in acquisition of assets which benefit future periods are deferred and amortized over the period of expected future benefit.
Land development costs which have been capitalized consist of the following:

2006

Land under development	$4,868,139
Licenses	77,000
Engineering and costs associated with permitting	464,774

$5,409,913

Fair Value of Financial Instruments
The carrying amounts of cash, accounts payable, and accrued expenses approximate fair value due to short term maturity of the instruments.
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
Property and Equipment
Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Summary of Significant Accounting Policies (continued)
Employee Stock Ownership Plan
The Company has an Employee Stock Ownership Plan (ESOP) covering substantially all employees with one or more years of service, financed by employer loans. Compensation expense is measured at the current market price of shares committed for release and such shares constitute outstanding shares for earnings per share computations. As the loans are repaid, shares are released from the ESOP and allocated to qualified employees based upon the proportion of payments made during the year to the remaining amount of payments due on the loans through maturity. Dividends, if any, are treated as follows:
(1) stock dividends on shares allocated to participant accounts shall be credited to the participant account when paid (2) cash dividends on shares allocated to participant accounts shall, at the discretion of the Administrator, be credited to the participants’ Other Investment Account, or, be used to reduce the indebtedness to the Company, in which case, shares bearing an equal value to the cash dividend would be allocated to participant accounts. The Company has not paid any dividends on its common stock.
Taxes on Income
Under the asset and liability method of SFAS No. 109, deferred tax liabilities and assets are recognized for future tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of assets and liabilities. A valuation allowance is recorded to reflect the uncertainty of realization of deferred tax assets.
Net Loss per Common Share
Basic earnings/(loss) per share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings/ (loss) per share is calculated by using the weighted average number of common shares outstanding, plus other potentially dilutive securities. Common shares outstanding consist of issued shares, including allocated and committed shares held by the ESOP trust, less shares held in treasury Dilutive securities included stock purchase options, warrants and convertible preferred stock which totaled 3,577,000 and 4,540,500 at December 31, 2006 and 2005 respectively. The foregoing is excluded from diluted net loss per share as their effect would be antidilutive.
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

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Summary of Significant Accounting Policies (continued)
Stock Based Compensation
On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values. As a result of adopting SFAS 123(R), net loss applicable to common stockholders for the year ended December 31, 2006 was $1,238,348 higher than if the Company had continued to account for stock-based compensation under APB No. 25. The impact on basic and diluted earnings per share for the year ended December 31, 2006 was a reduction of $.039 per share. There was no stock-based compensation expense recognized for the year ended December 31, 2005.
In determining the fair value of each option, the Black-Scholes option-pricing model, consistent with the provisions of SFAS 123(R) and SAB No. 107, was used with the following weighted-average assumptions: dividend yield of zero, expected volatility of 86.45%, an average expected option life of 5 years, and average risk-free interest rates of 4.86%. All awards were fully vested at December 31, 2006. The weighted average estimated value of employee stock options granted during the year ended December 31, 2006 was $1.91 per share.
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
Consistent with the disclosure provisions of SFAS 148, the Company’s net income and basic and diluted net income per share for the year ended December 31, 2005, would have been adjusted to the pro forma amounts indicated below:

Net loss applicable to common shareholders	$(749,308)
Deduct: Total stock-based compensation expense determined under fair value based method	951,213

Pro forma net loss applicable to common Shareholders	$(1,700,521)

Per share, as reported	$(.025)
Per share, pro forma	$(.057)
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

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Summary of Significant Accounting Policies (continued)
Stock-based Compensation (continued)
The Company uses the Black-Scholes option-pricing model for estimating the fair value of options granted. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company uses projected volatility rates, which are based upon historical volatility rates, trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s options.
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

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Summary of Significant Accounting Policies (continued)
Accounting Pronouncements (continued)
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB No. 108), “Qualifying Financial Statement Misstatements.” Due to diversity in practice among registrants, the SEC staff expressed its views regarding the process by which misstatements in financial statements are evaluated for the purpose of determining whether financial statement restatements are necessary. The Company will adopt the provisions of SAB No. 108 in 2007, but does not believe it will have an impact on its consolidated financial statements.
On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS No. 159). Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. The Company does not believe it will have an impact on its consolidated financial statements.
4. Stockholders’ Equity
At December 31, 2006, the Company had a stock option plan and non-plan options, which are described below. The Company applies the intrinsic value method in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options for options awarded prior to January 1, 2006. Under APB Opinion 25, no compensation cost is recognized because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. Subsequent to January 1, 2006, the Company applies the provisions of FASB 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based upon estimated fair values.
Non-Plan Stock Options
On February 6, 2006, the President and Vice President of the Company each exercised options to purchase 100,000 shares of common stock at an exercise price of $.50 per share. On March 13, 2006, a former Director of the Company exercised options to purchase 150,000 shares of common stock at an average exercise price of $.775 per share. On March 21, 2006, another former Director of the Company exercised an option to purchase 150,000 shares of common stock at an exercise price of $.50 per share. On April 5, 2006, the President of the
Company exercised an option to purchase 800,000 shares of common stock at an exercise price of $.50 per share and the Vice President of the Company exercised an option to purchase 75,000 shares of common stock at an exercise price of $.75 per share. On June 6, 2006, a key employee of the Company exercised an option to purchase 63,500 shares of common stock at $.63 per share. On July 10, 2006, a Director of the Company exercised an option to purchase 75,000 shares of common stock at $.75 per share.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Stockholders’ Equity (continued)
Non-Plan Stock Options (continued)
On April 13, 2006, the Company awarded options to purchase 100,000 shares of common stock at an exercise price of $2.70 per share to each of the six Directors of the Company. On the same date, the Board of Directors awarded an option to purchase 50,000 shares of common stock at an exercise price of $2.70 per share to a key employee of the Company and awarded an option to purchase 25,000 shares of common stock at an exercise price of $2.70 per share to an Officer of the Company. For the year ended December 31, 2006, the Company recorded stock-based compensation expense of $1,238,348.
On February 10, 2005, the Company awarded options to purchase 75,000 shares of common stock at an exercise price of $.80 per share to each of the six Directors of the Company. On the same date, the Board of Directors awarded an option to purchase 75,000 shares of common stock at an exercise price of $.80 per share to a key employee of the Company, awarded an option to purchase 50,000 shares of common stock at an exercise price of $.80 per share to an Officer of the Company and awarded an option to purchase 25,000 shares of common stock at an exercise price of $.80 per share to a Director of a subsidiary of the Company.
On October 17, 2005, a key employee of the Company exercised an option to purchase 50,000 shares of common stock at $.50 per share, and an Officer of the Company exercised an option to purchase 25,000 shares of common stock at $.50 per share. On October 18, 2005, a former Director of the Company exercised an option to purchase 250,000 shares of common stock at $.50 per share, and on October 19, 2005, a Director of a subsidiary of the Company exercised an option to purchase 25,000 shares of common stock at $.50 per share.On October 24, 2005, an option to purchase 450,000 shares of common stock issued to the President of the Company, and an option to purchase 250,000 shares of common stock issued to the Vice President of the Company, expired.
On October 27, 2005, the Board of Directors awarded an option to purchase 450,000 shares of common stock at an exercise price of $1.25 per share to the President of the Company, and an option to purchase 250,000 shares of common stock at an exercise price of $1.25 per share to the Vice President of the Company.
Stock Option Plan
On December 19, 1988, the Company adopted a stock option plan (the “Plan”) for its officers and management personnel under which options could be granted to purchase up to 1,000,000 shares of the Company’s common stock. Accordingly, the Company reserved 1,000,000 shares for issuance under the Plan. The option price may not be less than 100% of the market value of the shares on the date of the grant. The options expire within ten years from the date of grant. At December 31, 2006, no options from this plan were issued or exercised.
Accounting for Stock Options
A summary of the status of the Company’s fixed Plan and non-plan options as of December 31, 2006 and 2005 and changes during the years ended on those dates is presented below:

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Stockholders’ Equity (continued)
Accounting for Stock Options (continued)

	December 31, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	4,044,500	$.69	3,794,500	$.52
Granted	650,000	2.70	1,300,000	1.04
Exercised	(1,513,500)	(.56)	(350,000)	(.50)
Expired	—	—	(700,000)	.50

Outstanding at end of year	3,181,000	$1.17	4,044,500	$.69

Options exercisable at year-end	3,181,000	—	4,044,500	—
Weighted-average fair value of options granted during the year		$2.70		$1.04

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Weighted-
	Number	Average	Weighted	Number	Weighted-
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	At	Contractual	Exercise	At	Exercise
Prices	12/31/06	Life	Price	12/31/06	Price

$.30 — $2.70	3,181,000	2.76	$1.17	3,181,000	$1.17

Preferred Stock
On June 14, 1993, the Company issued 926,000 shares of $.01 par value Series S Voting, Non-Convertible Preferred Stock to Austroinvest International, Inc. in exchange for proceeds of $1,000,080. The Company pays quarterly cumulative dividends of three percent per annum on these shares.
These shares may be redeemed at the option of the Company at $1.08 per share plus $.0108 per share for each quarter that such shares are outstanding. The shares also have a $1.08 per share preference in involuntary liquidation of the Company. At December 31, 2006, outstanding Series S preferred stock totaled 926,000 shares. No cumulative dividends were in arrears at December 31, 2006.
On September 13, 1993, the Company issued 900,000 shares of its $.01 par value Series S-NR Voting, Non-Convertible, Non-Redeemable, Preferred Stock to Serco International Limited (a wholly-owned subsidiary of Austroinvest International, Inc. and a stockholder of the Company), in exchange for proceeds of $999,000. The Company pays quarterly, non-cumulative dividends of three percent per annum on these shares. Upon involuntary liquidation of the Company, the liquidation preference of each share is $1.11. At December 31, 2006, outstanding Series S-NR preferred stock totaled 900,000 shares.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Stockholders’ Equity (continued)
Preferred Stock (continued)
In March 1994, the Company offered, pursuant to Regulation S, one million units at $5.50 per unit, each unit consisting of one share of the Company’s $.001 par value common stock and two shares of the Company’s Series S-PIK Junior, cumulative, convertible, non-redeemable, non-voting $.01 par value preferred stock. Each share of Series S-PIK preferred stock is convertible into one share of the Company’s common voting stock at any time after February 15, 1995. No shares were converted during 2006 or 2005. The Series S-PIK preferred stock ranks junior to the Series S and Series S-NR preferred shares as to the distribution of assets upon liquidation, dissolution, or winding up of the Company. Upon liquidation of the Company, the S-PIK preferred stock will have a liquidation preference of $2.00 per share. A cumulative quarterly dividend of $0.04 per share is payable on Series S-PIK preferred stock. At December 31, 2006, outstanding Series S-PIK preferred stock totaled 296,000 shares.
During 2005, the Company paid $47,360 of the total preferred dividends of $107,360 with 57,560 shares of its common stock. During 2006, the Company paid $47,360 of the total preferred dividends of $107,360 with 16,746 shares of its common stock. No dividends were in arrears at December 31, 2006.
Other
In connection with a refinancing in 1996, the Company granted Wachovia Bank (formerly First Union National Bank of Florida) ten-year warrants, to purchase an aggregate of 200,000 shares of the Company’s common stock at $2.00 per share. In October 2006, a warrant to purchase 100,000 shares of common stock was exercised. A warrant to purchase an additional 100,000 shares of common stock was exercised in February 2007 after which no unexercised warrants remain outstanding under the refinancing agreement with Wachovia Bank.
5. Employee Stock Ownership
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
Shares are allocated to the participants’ accounts in relation to repayments of the loans from the Company. At December 31, 2006, 1,977,270 shares were released, of which 79,545 were released in 2006. At December 31, 2006, 3,022,730 shares with a fair market value of $8,554,326 are unearned.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Employee Stock Ownership (continued)
The Company recognized net compensation expense equal to the shares allocated multiplied by the current market value of each share less any dividends received by the ESOP on unallocated shares. Compensation expense related to the ESOP for 2006 and 2005 was $223,918 and $76,760, respectively. The unearned ESOP shares in stockholders’ equity represented deferred compensation expense to be recognized by the Company in future years as additional shares are allocated to participants.
6. Income Taxes
At December 31, 2006, the Company had net operating loss carryforwards for income taxes of approximately $16.8 million, which expire during various periods through 2026. Changes in ownership in prior years of greater than fifty percent, which occurred as a result of the Company’s issuance of common and preferred stock, may result in an annual limitation of approximately $1.2 million being imposed upon the future utilization of approximately $7.9 million of the net operating losses for tax purposes.
Realization of deferred income taxes as of December 31, 2006 is not considered likely. Therefore, a valuation allowance of approximately $6 million has been established for the entire amount of deferred tax assets relative to the net operating loss.
7. Commitments and Contingencies
Leases
The Company leases office space in Largo, Florida pursuant to a lease with Wyndham Office Properties, Inc. which expires July 31, 2007. The Company also leases storage facilities in Madeira Beach, Florida and offices in Diamondhead, Mississippi on a month-to month basis. Rental expenses for these facilities totaled $24,680 and $17,012 in 2006 and 2005, respectively.
The Company is liable for future minimum lease payments of $4,449 through July 2007.
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

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Commitments and Contingencies (continued)
Sales Tax Settlement
On November 28, 1994, the Florida Department of Revenue issued a Notice of Intent to make Sales and Use Tax Audit Changes to five subsidiaries of the Company for the period February 1, 1989 through June 30, 1994. The total proposed assessments, including estimated penalties and interest, through June 15, 1997, totaled approximately $7.4 million. In May 1997, the five subsidiaries settled this liability by entering into fifteen separate Closing Agreements with the Florida Department of Revenue. The settlements, which included all audits for the covered period, totaled approximately $1.76 million. The settlements included a payment schedule of approximately $21,000 per month, which, in March 1998, was reduced, by agreement of the parties, to $10,476 per month. The settlements provided for no interest for the first 3 years and interest accruing at a rate of 6% per year for the last 4 years. A balloon payment in the amount of $964,093 was due under the agreements after the final installment was to be made on May 5, 2005. The total amount, including accrued interest, due the Florida Department of Revenue at that time amounted to $1,125,752.
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
Therefore, as of June 30, 2006, the Company has ceased to recognize the liability due the Department of Revenue in the amount of $1,125,752 and has recorded income in the same amount in for the year ended December 31, 2006.
9. Subsequent Events
On February 1, 2007, the Company received $200,000 from the exercise of an option to purchase 100,000 shares of common stock at $2.00 per share granted to Wachovia Bank (formerly First Union National Bank of Florida) in 1996 in connection with loans then-obtained by the Company.
On June 8, 2006, the Company and Trump Entertainment Resorts, Inc. signed a non-binding letter of intent pursuant to which the parties intended to form a joint venture partnership to develop, build and operate a destination casino resort on the Company’s property in Diamondhead, Mississippi. As of February 26, 2007, negotiations with Trump Entertainment Resorts, Inc. were concluded and the parties were no longer moving forward with a joint venture or other agreement with respect to the Diamondhead property.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Supplemental Cash Flow
Supplemental schedules are as follows:

	2006	2005
Interest paid:
Cash paid for interest	$—	$1,892

Non-cash transactions are as follows:

	2006	2005
Preferred stock dividends paid with shares of common stock	$47,360	$47,360