Form 10-Q
period 2007-03-31
DIAMONDHEAD CASINO CORP
filed 2007-05-15
CIK 844887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Registrant’s telephone number, including area code: 727/674-0055
     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of shares outstanding as of May 7, 2007: 33,409,903.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Three Months Ended
	March 31
	2007	2006
Costs and Expenses:
General and Administrative	$259,373	$663,179
Depreciation and Amortization	243	420
Other	62,018	64,106

	321,634	727,705

Other Income (Expense):
Interest Earned On Invested Cash	8,123	4,127

	8,123	4,127

Net Loss	(313,511)	(723,578)
Preferred Stock Dividends	(26,840)	(26,840)

Net Loss Applicable to Common Stockholders	$(340,351)	$(750,418)

Net Loss per Common Share Applicable to Common Stockholders
Basic and Diluted	$(.010)	$(.024)

Weighted Average Number of Common Shares Outstanding,
Basic and Diluted	33,183,939	30,728,161

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash	$1,414,926	$1 ,419,955
Other Current Assets	13,932	16,288

Total Current Assets	1,428,858	1,436,243

Equipment and Fixtures, Less Accumulated Depreciation	947	1,190
Land Held for Development -Dockside Gaming	5,409,913	5,409,913
Long Term Receivables and Other	26,514	26,514

	$6,866,232	$6,873,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$161,264	$199,909

Total Current Liabilities	161,264	199.909

Contingencies	—	—

Stockholders’ Equity:
Preferred Stock, $.01 par value; Shares Authorized: 5,000,000 Shares Outstanding: 2,122,000
Aggregate Liquidation Preference ($2,591,080)	21,220	21,220

Common Stock
Shares Authorized: 50,000,000 Shares Issued: 36,458,053 Shares Outstanding: 33,404,864	36,458	36,217
Additional Paid-In-Capital	31,050,509	30,709,032
Unearned ESOP Shares	(4,477,240)	(4,506,890)
Accumulated Deficit	(19,918,320)	(19,577,969)
Treasury Stock, at Cost, 50,346 Shares	(7,659)	(7,659)

Total Stockholders’ Equity	6,704,968	6,673,951

	$6,866,232	$6,873,860

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating Activities:
Net Loss	$(313,511)	(723,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	243	420

Release of ESOP Shares	49,718	51,706
Decrease in:
Other Current Assets	(9,484)	(77,131)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	(38,645)	444,052

Net cash used in Operating Activities:	(311,679)	(304,531)

Financing Activities:
Proceeds from sale of common shares held in treasury	—	522,850
Proceeds from exercise of options to purchase common stock	321,650	291,250
Payment of Preferred Stock Dividends	(15,000)	—

Net cash provided by Financing Activities:	306,650	814,100

Net increase (decrease) in cash	(5,029)	509,569

Cash beginning of period	1,419,955	501,009

Cash end of period	$1,414,926	$1,010,578

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation
These condensed consolidated financial statements contain unaudited information as of March 31, 2007 and for the three-month periods ended March 31, 2007 and 2006. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with our audited consolidated financial statements and the related notes thereto. The financial information as of December 31, 2006 is derived from our 2006 Annual Report on Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-KSB. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.
Note 2. Liquidity
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
The Company generates no revenues and incurred a net loss applicable to common shareholders of $340,351 and $750,418 for the three months ended March 31, 2007 and 2006 respectively. The Company has been able to meet its on-going costs and expenses through the sale of its equity securities. During the three months ended March 31, 2007, the Company received $321,650 from the exercise of options to purchase 241,000 shares of common stock. At March 31, 2007, the Company had cash on hand totaling $1,414,926 which management believes is sufficient to meet on-going costs and expenses through the next fiscal year.
At March 31, 2007, the Company does not have the financial resources to develop its proposed casino resort. There can be no assurance that the Company can successfully develop its Diamondhead, Mississippi property, and in the event that the Company is unsuccessful in raising sufficient cash or finding alternative means to meet its future obligations, this would have a significant adverse impact on the Company’s ability to ultimately develop the property.
Note 3. Net Loss per Common Share
Net loss per common share applicable to common stockholders is based on the net loss applicable to common stockholders divided by the weighted average number of common shares outstanding during each period. Common shares outstanding consist of issued shares, including allocated and committed shares held by the ESOP trust, less shares held in treasury.

Basic net loss per share applicable to common stockholders is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is calculated by using the weighted average number of common shares outstanding plus other potentially dilutive securities. As of March 31, 2007, dilutive securities included 3,336,000 potential additional common shares consisting of stock purchase options, warrants, and convertible preferred stock. The foregoing potentially dilutive securities are excluded from diluted net loss per share applicable to common stockholders as their effect would be antidilutive.

Common Shares outstanding at March 31, 2007 includes:
Issued Shares	36,458,053
Less: Treasury Shares	(50,346)
Unallocated, uncommitted ESOP Shares	(3,002,843)

Outstanding Shares	33,404,864

Note 4. New Accounting Pronouncements
In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and a cumulative balance sheet approach. SAB 108 was effective for fiscal years ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
In October 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 123(R)-5, Amendment of FSP FAS 123(R)-1, (“FSP FAS 123(R)-5”) to address whether a change to an equity instrument in connection with an equity restructuring should be considered a modification for the purpose of applying FSP No. FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FAS Statement No 123(R) (“FSP FAS 123(R)-1”). FSP FAS 123(R)-1 states that financial instruments issued to employees in exchange for past or future services are subject to the provisions of SFAS 123(R) unless the terms of the award are modified when the holder is no longer an employee. In FSP FAS 123(R)-5, the FASB staff concluded that changes to the terms of an award that are made solely due to an equity restructuring are not considered modifications as described in FSP FAS 123(R)-1 unless the fair value of the award increases, anti-dilution provisions are added, or holders of the same class of equity instruments are treated unequally. FSP FAS 123(R)-5 is effective for the first reporting period beginning after October 10, 2006. The adoption of FSP FAS 123(R)-5 did not have a material impact on the Company’s condensed consolidated financial statements.
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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) — an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2007, the Company does not have a liability for unrecognized tax benefits.
The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss (“NOL”) and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOL’s and tax credit carry forwards may be utilized in future periods, they remain subject to examination.
The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section should be read together with “Management’s Discussion and Analysis of Financial Condition and Plan of Operation” and the Consolidated Financial Statements and related notes thereto in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as well as the condensed consolidated financial statements for the three months ended March 31, 2007 and accompanying notes included elsewhere in this document.
The Company’s current priority is the development of a destination casino resort on its 404-acre property located on the Bay of St. Louis in Diamondhead, Mississippi. The Company’s management, financial resources and assets will be devoted towards the development of this property. There can be no assurance that the property can be developed or, that if developed, the project will be successful.
The Company has had no operations since it ended its gambling cruise ship operations in 2000. The Company incurred a net loss applicable to common shareholders of $340,351 and $750,418 for the three months ending March 31, 2007 and 2006 respectively. Costs and expenses for the three months ended March 31, 2007 were $321,634 as compared to $727,705 for the same period one year ago. The decrease in 2007 was primarily attributable to additional compensation in the amount of $450,000 awarded to the Company President in the first quarter of 2006.
During 2006 and through the first quarter of 2007, the Company was able to sustain its cash position and continue to satisfy its ongoing expenses through the sale of common stock formerly held in treasury and receipt of cash from the exercise of options to purchase common stock. During the first quarter of 2007, the Company received a total of $321,650 from the exercise of options to purchase 241,000 shares of common stock. Management of the Company has examined the historical and planned future spending patterns of the Company and believes that it has sufficient cash on hand to operate for the future twelve month period. In addition, the Company believes it can continue to raise sufficient capital to continue funding on-going expenses over the short term. However, the Company continues to consider various asset-backed and securities-backed financing alternatives for the longer term, as well as any potential capital which may be derived from a joint venture or upon development of the Company’s Diamondhead, Mississippi property.
There can be no assurance that the Company will be able to reach any agreement with respect to the development of the Diamondhead, Mississippi property. The development of this property is subject to risks and uncertainties which include, but are not limited to, those relating to permitting, financing, and the actions of federal, state, or local governments and agencies. The Company may be affected by some or all of these factors and other risks and uncertainties, many of which are beyond the Company’s control.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally relate to our strategies, plans and objectives for future operations and are based upon management’s current plans and beliefs or estimates of future results or trends. Forward-looking statements also involve risks and uncertainties, including, but not restricted to, the risks and uncertainties described in Part 2, Item 1A of this report, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict.
The reader should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we will not update these forward-looking statements, even if our situation changes in the future. We caution the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, could affect our actual results and cause actual results to differ materially from those discussed in forward-looking statements.
Off Balance Sheet Arrangements:
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
Critical Accounting Policies:
Valuation of Impairment
The Company currently carries the value of the Diamondhead, Mississippi property on its consolidated balance sheet at cost in the amount of $5,409,913 and has examined that valuation for impairment. In the opinion of management, the carrying value is not in excess of the ultimate recovery value of the property. The Diamondhead, Mississippi property was last appraised on or about August 4, 2003, by J. Daniel Schroeder Appraisal Company at $108,900,000. The appraisal was subject to certain material assumptions and was predicated on the site being fully permitted and zoned as a legally permissible, water-based casino site.
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

Item 3. Quantitative and Qualitative Disclosure about Market Risk
The Company currently has no borrowings, does not conduct transactions in foreign currencies and is not privy to any market risk sensitive instruments.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Security Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Security Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As of March 31, 2007, the Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
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
In order to achieve compliance with Section 404 within the prescribed period, management has commenced a Section 404 compliance project to assess the adequacy of the internal control over financial reporting, remediate any control deficiencies that may be identified, validate, through testing, that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. During the three month period ending March 31, 2007, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
Inherent Limitations of the Effectiveness of Internal Control
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company, have been detected.

Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting during the period covered by this report that materially affected, or are reasonably expected to materially affect, the internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1A. Risk Factors
The Company’s property in Diamondhead, Mississippi is the only asset of material value held by the Company. The Company is entirely dependent on the successful development of and/or sale or lease of part or all of this property to generate future cash flow. The successful development of the property will require substantial financial resources. The Company does not have the financial resources to develop the property or any portion thereof. To date, the Company has not found a partner(s) with whom to develop the property on terms that are acceptable to the Company.
The ultimate development of the property is subject to risks and uncertainties which include, but are not limited to, those relating to permitting, financing, and the actions of federal, state, or local governments and agencies. In addition, the State of Mississippi could vote to prohibit gambling which would have an enormous, adverse effect on the value of the Company’s Diamondhead property, the development of the property, and any gaming operation that might be in operation at the time any such prohibition was instituted.
The design, construction, and on-time opening of a casino resort are subject to risks and uncertainties associated with cost overruns, contract-related contingencies, developer, contractor or subcontractor failures to perform, costs increases and availability of materials, supplies, and equipment, labor shortages, strikes, walkouts and weather-related and other construction delays. The occurrence of a natural disaster could disrupt operations on the property for elongated periods of time. Any such occurrence could also alter the market for the project temporarily or permanently, having an adverse effect on the value of the property and the business of the Company.
The gambling industry is characterized by intense competition. Many companies, with which the Company will compete, are substantially larger and have significantly greater resources than the Company. Furthermore, it is likely that other competitors will emerge in the future. Assuming the Company is successful in constructing a casino resort, the success of the project will be subject to risks and uncertainties, including but not limited to those relating to local, national, and worldwide competition, including competition with Native American casinos which enjoy significant tax advantages. The Company will also be subject to operational risks, including but not limited to those relating to operations in general, insurance coverage problems unique to the area in which the property is located, weather-related problems including hurricanes and floods and labor-related problems unique to the area. The operation will also be subject to risks relating to security, licensing and suitability findings unique to the gaming industry. In addition, the market in which the Company will operate is evolving and uncertain due to Hurricane Katrina. In addition, while the Company previously operated gambling ships, the Company has never operated a hotel or land-based casino. The Company’s proposed operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the absence of an operating history.
The Company incurs ongoing expenses but has no current revenue and no revenue stream with which to pay ongoing expenses. The Company will not have any revenue stream unless the Company is able to successfully develop its Diamondhead property or generate cash prior to development of the property or the sale of parts or all of the property. The Company’s inability to raise cash to pay its expenses in the future could adversely affect its ability to continue in the future. It also could give rise to disclosures in the Company’s financial reporting which the investing public would consider adverse and, therefore, have a negative impact on the stock price of the Company. The market price of the Company’s common stock may be highly volatile. Announcements by the Company and its competitors may lead to wide swings in the market price of the common stock.
While the Company is not currently engaged in litigation, the Company is always subject to risk associated with contract-related, employee-related, environmental-related and other litigation. Any such litigation would likely be expensive and time-consuming.
The foregoing are not intended to encompass and do not encompass every risk or uncertainty associated with investment in the Company. The Company may be affected by some or all of the foregoing and other risks and uncertainties, many of which are beyond the Company’s control.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 1, 2007, the Company received $200,000 from the exercise of an option to purchase 100,000 shares of common stock at $2.00 per share granted to Wachovia Bank (formerly First Union National Bank of Florida) in 1996 in connection with loans then-obtained by the Company. The Company subsequently issued the 100,000 shares of common stock in certificate form which bore a restrictive legend.
Item 6. Exhibits
A complete index of exhibits previously filed by the Registrant can be accessed under Item 13 in the Registrant’s Form 10-KSB for the year ending December 31, 2006 and is incorporated herein by reference.
Exhibits 31.1 and 31.2
Attached to this report is the certification of both the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Rule 13A–14 of the Securities and Exchange Commission Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
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

DIAMONDHEAD CASINO CORPORATION
DATE: May 14, 2007	/s/ Deborah A. Vitale
By: Deborah A. Vitale
President

/s/ Robert L. Zimmerman
By: Robert L. Zimmerman
Chief Financial Officer