Form 10-Q
period 2007-06-30
DIAMONDHEAD CASINO CORP
filed 2007-08-13
CIK 844887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐           Accelerated filer ☐            Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of shares outstanding as of August 7, 2007: 33,434,722.

i

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Three Months Ended
	June 30
	2007	2006
Costs and Expenses:
General and Administrative	$251,232	$275,739
Stock-based compensation	—	1,238,348
Depreciation and Amortization	243	420
Other	66,930	65,992

	318,405	1,580,499

Other Income (Expense):
Interest Earned On Invested Cash	7,391	5,606
Reversal of sales Tax Settlement Liability	—	1,125,752

	7,391	1,131,358

Net Loss	(311,014)	(449,141)
Preferred Stock Dividends	(26,840)	(26,840)

Net Loss Applicable to Common Stockholders	$(337,854)	$(475,981)

Net Loss per Common Share Applicable to Common Stockholders
Basic and Diluted	$(.010)	$(.015)

Weighted Average Number of Common Shares Outstanding,
Basic and Diluted	33,414,852	32,124,952

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Six Months Ended
	June 30
	2007	2006
Costs and Expenses:
General and Administrative	$510,605	$938,918
Stock-based compensation	—	1,238,348
Depreciation and Amortization	486	840
Other	128,948	130,098

	640,039	2,308,204

Other Income (Expense):
Interest Earned On Invested Cash	15,514	9,733
Reversal of Sales Tax Settlement Liability	—	1,125,752

	15,514	1,135,485

Net Loss	(624,525)	(1,172,719)
Preferred Stock Dividends	(53,680)	(53,680)

Net Loss Applicable to Common Stockholders	$(678,205)	$(1,226,399)

Net Loss per Common Share Applicable to Common Stockholders
Basic and Diluted	$(.020)	$(.039)

Weighted Average Number of Common Shares Outstanding,
Basic and Diluted	33,299,396	31,426,557

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash	$1,165,254	$1,419,955
Other Current Assets	10,141	16,288

Total Current Assets	1,175,395	1,436,243

Equipment and Fixtures, Less Accumulated Depreciation	704	1,190
Land Held for Development -Dockside Gaming	5,409,913	5,409,913
Long Term Receivables and Other	26,514	26,514

	$6,612,526	$6,873,860

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$177,891	$199,909

Total Current Liabilities	177,891	199.909

Contingencies	—	—

Stockholders’ Equity:
Preferred Stock, $.01 par value;
Shares Authorized: 5,000,000
Shares Outstanding: 2,122,000
Aggregate Liquidation Preference ($2,591,080)	21,220	21,220
Common Stock
Shares Authorized: 50,000,000
Shares Issued: 36,463,092
Shares Outstanding: 33,429,789	36,463	36,217
Additional Paid-In-Capital	31,088,374	30,709,032
Unearned ESOP Shares	(4,447,590)	(4,506,890)
Accumulated Deficit	(20,256,173)	(19,577,969)
Treasury Stock, at Cost, 50,346 Shares	(7,659)	(7,659)

Total Stockholders’ Equity	6,434,635	6,673,951

	$6,612,526	$6,873,860

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
	2007	2006
Operating Activities:
Net Loss	$(624,525)	$(1,172,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	486	840
Release of ESOP Shares	105,398	105,398
Issuance of common stock for services	—	32,400
Issuance of stock-based compensation	—	1,238,348
Decrease in:
Other Current Assets	6,147	26,227
(Decrease) in:
Accounts Payable and Accrued Liabilities	(48,857)	(42,145)
Sales Tax Settlement Liability	—	(1,125,752)

Net cash used in Operating Activities:	(561,351)	(937,403)

Investing Activities:
Land Development	—	(798)

Net cash used in Investing Activities		(798)

Financing Activities:
Proceeds from sale of common shares held in treasury		522,850
Proceeds from exercise of options to purchase common stock	321,650	787,505
Payment of Preferred Stock dividends	(15,000)	(15,000)

Net cash provided by Financing Activities	306,650	1,295,355

Net increase (decrease) in cash	(254,701)	357,154

Cash beginning of period	1,419,955	501,009

Cash end of period	$1,165,254	$858,163

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation
These condensed consolidated financial statements contain unaudited information as of June 30, 2007 and for the three-month and six-month periods ended June 30, 2007 and June 30, 2006. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with our audited consolidated financial statements and the related notes thereto. The financial information as of December 31, 2006 is derived from our 2006 Annual Report on Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-KSB. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.
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
The Company generates no revenues and incurred a net loss applicable to common shareholders of $678,205 and $1,226,399 for the six months ended June 30, 2007 and June 30, 2006. The Company has been able to meet its on-going costs and expenses through the sale of its equity securities. During the six months ended June 30, 2007, the Company received $321,650 from the exercise of options to purchase 241,000 shares of common stock. At June 30, 2007, the Company had cash on hand totaling $1,165,254 which management believes is sufficient to meet on-going costs and expenses through the next fiscal period.
The Company is currently in discussions or negotiations with various parties and has received written offers from viable sources to purchase all or part of the Diamondhead property. The Board has also rejected, as not being in the best interests of the shareholders, a $100 million offer to purchase the entire 404 acre property. However, the Board has made it clear that the Company is not adverse to a tender offer, in which an acceptable purchase price for the entire property would be paid directly to the shareholders in return for tendering their stock.
At June 30, 2007, the Company does not have the financial resources to develop its proposed casino resort. There can be no assurance that the Company can successfully develop its Diamondhead, Mississippi property, and in the event that the Company is unsuccessful in raising sufficient cash or finding alternative means to meet its future obligations, this would have a significant adverse impact on the Company’s ability to ultimately develop the property.

Note 3. Net Loss per Common Share
Net loss per common share applicable to common stockholders is based on the net loss applicable to common stockholders divided by the weighted average number of common shares outstanding during each period. Common shares outstanding consist of issued shares, including allocated and committed shares held by the ESOP trust, less shares held in treasury.
Basic net loss per share applicable to common stockholders is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is calculated by using the weighted average number of common shares outstanding plus other potentially dilutive securities. As of June 30, 2007, dilutive securities included 3,336,000 potential additional common shares consisting of stock purchase options, warrants, and convertible preferred stock. The foregoing potentially dilutive securities are excluded from diluted net loss per share applicable to common stockholders as their effect would be antidilutive.

Common Shares outstanding at June 30, 2007 includes:
Issued Shares	36,463,092
Less: Treasury Shares	(50,346)
Unallocated, uncommitted ESOP Shares	(2,982,957)

Outstanding Shares	33,429,789

Note 4. New Accounting Pronouncements
In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and a cumulative balance sheet approach. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.
In October 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 123(R)-5, Amendment of FSP FAS 123(R)-1, (“FSP FAS 123(R)-5”) to address whether a change to an equity instrument in connection with an equity restructuring should be considered a modification for the purpose of applying FSP No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services” under FAS Statement No 123(R) (“FSP FAS 123(R)-1”). FSP FAS 123(R)-1 states that financial instruments issued to employees in exchange for past or future services are subject to the provisions of SFAS 123(R) unless the terms of the award are modified when the holder is no longer an employee. In FSP FAS 123(R)-5, the FASB staff concluded that changes to the terms of an award that are made solely due to an equity restructuring are not considered modifications as described in FSP FAS 123(R)-1 unless the fair value of the award increases, anti-dilution provisions are added, or holders of the same class of equity instruments are treated unequally. FSP FAS 123(R)-5 is effective for the first reporting period beginning after October 10, 2006. The adoption of FSP FAS 123(R)-5 did not have a material impact on the Company’s condensed consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS No. 159). Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. The Company does not believe SFAS No. 159 will have an impact on its consolidated financial statements.
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) — an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2007, the Company does not have a liability for unrecognized tax benefits.
The Company files federal and various state income tax returns. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss (“NOL”) and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOL’s and tax credit carry forwards may be utilized in future periods, they remain subject to examination.
The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.
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
This section should be read together with “Management’s Discussion and Analysis of Financial Condition and Plan of Operation” and the Consolidated Financial Statements and related notes thereto in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as well as the condensed consolidated financial statements for the six months ended June 30, 2007 and accompanying notes included elsewhere in this document.
The Company’s current priority is the development of a casino resort on its 404-acre property located on the Bay of St. Louis in Diamondhead, Mississippi. The Company’s management, financial resources and assets will be devoted towards the development of this property. There can be no assurance that the property can be developed or, that if developed, the project will be successful.
The Company has had no operations since it ended its gambling cruise ship operations in 2000. The Company incurred a net loss applicable to common shareholders of $678,205 and $1,226,399 for the six months ending June 30, 2007 and 2006 respectively. Costs and expenses for the six months ended June 30, 2007 were $640,039 as compared to $2,308,204 for the same period one year ago. The decrease in costs and expenses in 2007 was primarily attributable to additional compensation in the amount of $450,000 awarded to the Company President in the first quarter of 2006 and stock-based compensation valued at $1,238,348 for options granted in April 2006.
During 2006 and through the first six months of 2007, the Company was able to sustain its cash position and continue to satisfy its ongoing expenses through the sale of common stock formerly held in treasury and receipt of cash from the exercise of options to purchase common stock. During the first quarter of 2007, the Company received a total of $321,650 from the exercise of options to purchase 241,000 shares of common stock. Management of the Company has examined the historical and planned future spending patterns of the Company and believes that it has sufficient cash on hand to operate for the future twelve month period. The Company continues to consider various asset-backed and securities-backed financing alternatives for the longer term, as well as any potential capital which may be derived from a joint venture or upon development or sale of part of or all of the Company’s Diamondhead, Mississippi property.
The Company is currently in discussions or negotiations with various parties and has received written offers from viable sources to purchase all or part of the Diamondhead property. In July 2007, the Board of Directors rejected, as not being in the best interests of the shareholders, a $100 million offer to purchase the entire 404 acre property. However, the Board has made it clear that the Company is not adverse to a tender offer, in which an acceptable purchase price for the entire property would be paid directly to the shareholders in return for tendering their stock.

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
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally relate to our strategies, plans and objectives for future operations and are based upon management’s current plans and beliefs or estimates of future results or trends. Forward-looking statements also involve risks and uncertainties, including, but not limited to, the risks and uncertainties described in Part 2, Item 1A of this report, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict.
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

Critical Accounting Policies:
Valuation of Impairment
The Company currently carries the value of the Diamondhead, Mississippi property on its consolidated balance sheet at cost in the amount of $5,409,913 and has examined that valuation for impairment. In the opinion of management, the carrying value is not in excess of the ultimate recovery value of the property. The Diamondhead, Mississippi property was last appraised on or about August 4, 2003, by J. Daniel Schroeder Appraisal Company at $108,900,000. The appraisal was subject to certain material assumptions and was predicated on the site being fully permitted and zoned as a legally permissible, water-based casino site. In addition, the Company rejected an offer to purchase the entire 404 acre site for $100 million in July 2007.
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
Item 3. Quantitative and Qualitative Disclosure about Market Risk
The Company currently has no borrowings, does not conduct transactions in foreign currencies and is not privy to any market risk-sensitive instruments.
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
As of June 30, 2007, the Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Section 404 Compliance
Beginning with the year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to include management’s report on our internal control over financial reporting in the Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, and (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective.
In order to achieve compliance with Section 404 within the prescribed period, management continues to review and implement a Section 404 compliance project to assess the adequacy of the internal control over financial reporting, remediate any control deficiencies that may be identified, validate, through testing, that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. During the six month period ending June 30, 2007, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
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

The gaming industry is characterized by intense competition. Many companies, with which the Company will compete, are substantially larger and have significantly greater resources than the Company. Furthermore, it is likely that other competitors will emerge in the future. Assuming the Company is successful in constructing a casino resort, the success of the project will be subject to risks and uncertainties, including but not limited to those relating to local, national, and worldwide competition, including competition with Native American casinos which enjoy significant tax advantages. The Company will also be subject to operational risks, including but not limited to those relating to operations in general, insurance coverage problems unique to the area in which the property is located, weather-related problems including hurricanes and floods and labor-related problems unique to the area. The operation will also be subject to risks relating to security, licensing and suitability findings unique to the gaming industry. In addition, the market in which the Company will operate is evolving and uncertain due to Hurricane Katrina. Moreover, while the Company previously operated gambling ships, the Company has never operated a hotel or land-based casino. The Company’s proposed operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the absence of an operating history.
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

DIAMONDHEAD CASINO CORPORATION

DATE: August 13, 2007	/s/	Deborah A. Vitale

	By:	Deborah A. Vitale
President

	/s/	Robert L. Zimmerman

	By:	Robert L. Zimmerman
Chief Financial Officer