Form 10-Q
period 2007-09-30
DIAMONDHEAD CASINO CORP
filed 2007-11-13
CIK 844887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of shares outstanding as of November 5, 2007: 33,472,281.

i

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Three Months Ended
	September 30
	2007	2006
Costs and Expenses:
General and Administrative	$212,069	$220,778
Depreciation and Amortization	243	420
Other	67,528	74,543

	279,840	295,741

Other Income:
Interest Earned On Invested Cash	6,033	4,532
Other	—	96,343

	6,033	100,875

Net Loss	(273,807)	(194,866)
Preferred Stock Dividends	(26,840)	(26,840)

Net Loss Applicable to Common Stockholders	$(300,647)	$(221,706)

Net Loss per Common Share Applicable to Common Stockholders
Basic and Diluted	$(.009)	$(.007)

Weighted Average Number of Common Shares Outstanding,
Basic and Diluted	33,441,351	32,648,476

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Nine Months Ended
	September 30
	2007	2006
Costs and Expenses:
General and Administrative	$722,674	$1,159,696
Stock-based Compensation	—	1,238,348
Depreciation and Amortization	729	1,260
Other	196,476	204,641

	919,879	2,603,945

Other Income:
Interest Earned On Invested Cash	21,547	14,265
Reversal of Sales Tax Settlement Liability	—	1,125,752
Other	—	96,343

	21,547	1,236,360

Net Loss	(898,332)	(1,367,585)
Preferred Stock Dividends	(80,520)	(80,520)

Net Loss Applicable to Common Stockholders	$(978,852)	$(1,448,105)

Net Loss per Common Share Applicable to Common Stockholders
Basic and Diluted	$(.029)	$(.045)

Weighted Average Number of Common Shares Outstanding,
Basic and Diluted	33,346,714	31,833,863

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash	$933,883	$1 ,419,955
Other Current Assets	8,670	16,288

Total Current Assets	942,553	1,436,243

Equipment and Fixtures, Less Accumulated Depreciation	461	1,190
Land Held for Development	5,409,913	5,409,913
Long Term Receivables and Other	26,514	26,514

	$6,379,441	$6,873,860

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$165,495	$199,909

Total Current Liabilities	165,495	199.909

Contingencies	—	—

Stockholders’ Equity:
Preferred Stock, $.01 par value; Shares Authorized: 5,000,000 Shares Outstanding: 2,122,000 Aggregate Liquidation Preference ($2,591,080)	21,220	21,220
Common Stock Shares Authorized: 50,000,000 Shares Issued: 36,472,330 Shares Outstanding: 33,458,913	36,472	36,217
Additional Paid-In-Capital	31,138,673	30,709,032
Unearned ESOP Shares	(4,417,940)	(4,506,890)
Accumulated Deficit	(20,556,820)	(19,577,969)
Treasury Stock, at Cost, 50,346 Shares	(7,659)	(7,659)

Total Stockholders’ Equity	6,213,946	6,673,951

	$6,379,441	$6,873,860

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2007	2006
Operating Activities:
Net Loss	$(898,332)	$(1,367,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	729	1,260
Release of ESOP Shares	161,676	167,641
Issuance of common stock for services	—	32,400
Issuance of stock-based compensation	—	1,238,348
Decrease in:
Other Current Assets	7,618	27,315
(Decrease) in:
Accounts Payable and Accrued Liabilities	(34,413)	(84,600)
Sales Tax Settlement Liability	—	(1,125,752)

Net cash used in Operating Activities:	(762,722)	(1,110,973)

Investing Activities:
Land Development	—	(7,333)

Net cash used in Investing Activities		(7,333)

Financing Activities:
Proceeds from sale of common shares held in treasury		522,850
Proceeds from exercise of options to purchase common stock	321,650	843,755
Payment of Preferred Stock dividends	(45,000)	(45,000)

Net cash provided by Financing Activities	276,650	1,321,605

Net increase (decrease) in cash	(486,072)	203,299

Cash beginning of period	1,419,955	501,009

Cash end of period	$933,883	$704,308

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1.  Basis of Presentation
These condensed consolidated financial statements contain unaudited information as of September 30, 2007 and for the three-month and nine-month periods ended September 30, 2007 and September 30, 2006. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with our audited consolidated financial statements and the related notes thereto. The financial information as of December 31, 2006 is derived from our 2006 Annual Report on Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-KSB. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.
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
The Company generates no revenues and incurred a net loss applicable to common shareholders of $978,852 and $1,448,105 for the nine months ended September 30, 2007 and September 30, 2006. The Company has been able to meet its on-going costs and expenses through the sale of its equity securities. During the nine months ended September 30, 2007, the Company received $321,650 from the exercise of options to purchase 241,000 shares of common stock. At September 30, 2007, the Company had cash on hand totaling $933,883 which management believes is sufficient to meet on-going costs and expenses through the next twelve months.
The Company is currently in discussions or negotiations with various parties interested in funding and/or developing all or part of the Diamondhead property. As previously disclosed, the Company had entered into a non-binding agreement with a viable entity for the sale of a minimum of five acres of the property located on the far west side of the property. That agreement has expired, however, the Company remains in discussions with the party involved concerning that sale or other options. The Board has also rejected, as not being in the best interests of the shareholders, a $100 million offer to purchase the entire 404 acre property.
At September 30, 2007, the Company does not have the financial resources to develop its proposed casino resort. There can be no assurance that the Company can successfully develop its Diamondhead, Mississippi property, and in the event that the Company is unsuccessful in raising sufficient cash or finding alternative means to meet its future obligations, this would have a significant adverse impact on the Company’s ability to ultimately develop the property.

Note 3. Net Loss per Common Share
Net loss per common share applicable to common stockholders is based on the net loss applicable to common stockholders divided by the weighted average number of common shares outstanding during each period. Common shares outstanding consist of issued shares, including allocated and committed shares held by the ESOP trust, less shares held in treasury.
Basic net loss per share applicable to common stockholders is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is calculated by using the weighted average number of common shares outstanding plus other potentially dilutive securities. As of September 30, 2007, dilutive securities included 3,336,000 potential additional common shares consisting of stock purchase options and convertible preferred stock. The foregoing potentially dilutive securities are excluded from diluted net loss per share applicable to common stockholders as their effect would be antidilutive.

Common Shares outstanding at September 30, 2007 includes:
Issued Shares	36,472,330
Less: Treasury Shares	(50,346)
Unallocated, uncommitted ESOP Shares	(2,963,071)

Outstanding Shares	33,458,913

Note 4. New Accounting Pronouncements
In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and a cumulative balance sheet approach. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this statement did not have any effect on the Company’s consolidated financial position, results of operations, or cash flows.
In October 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 123(R)-5, Amendment of FSP FAS 123(R)-1, (“FSP FAS 123(R)-5”) to address whether a change to an equity instrument in connection with an equity restructuring should be considered a modification for the purpose of applying FSP No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services” under FAS Statement No.123(R) (“FSP FAS 123(R)-1”). FSP FAS 123(R)-1 states that financial instruments issued to employees in exchange for past or future services are subject to the provisions of SFAS 123(R) unless the terms of the award are modified when the holder is no longer an employee. In FSP FAS 123(R)-5, the FASB staff concluded that changes to the terms of an award that are made solely due to an equity restructuring are not considered modifications as described in FSP FAS 123(R)-1 unless the fair value of the award increases, anti-dilution provisions are added, or holders of the same class of equity instruments are treated unequally. FSP FAS 123(R)-5 is effective for the first reporting period beginning after October 10, 2006. The adoption of FSP FAS 123(R)-5 did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS No. 159). Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. The Company does not believe SFAS No. 159 will have an impact on its condensed consolidated financial statements.
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) — an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2007, the Company does not have a liability for unrecognized tax benefits.
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
The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section should be read together with “Management’s Discussion and Analysis of Financial Condition and Plan of Operation” and the Consolidated Financial Statements and related notes thereto in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as well as the condensed consolidated financial statements for the nine months ended September 30, 2007 and accompanying notes included elsewhere in this document.
The Company’s current priority is the development of a casino resort on its 404-acre property located on the Bay of St. Louis in Diamondhead, Mississippi. The Company’s management, financial resources and assets will be devoted towards the development of this property. There can be no assurance that the property can be developed or, that if developed, the project will be successful.
The Company has had no operations since it ended its gambling cruise ship operations in 2000. The Company incurred a net loss applicable to common shareholders of $978,852 and $1,448,105 for the nine months ending September 30, 2007 and 2006 respectively. Costs and expenses for the nine months ended September 30, 2007 were $919,879 as compared to $2,603,945 for the same period one year ago. The decrease in costs and expenses in 2007 was primarily attributable to additional compensation in the amount of $450,000 awarded to the Company President in the first quarter of 2006 and stock-based compensation valued at $1,238,348 for options granted in April 2006.
During 2006 and through the first nine months of 2007, the Company was able to sustain its cash position and continue to satisfy its ongoing expenses through the sale of common stock formerly held in treasury and receipt of cash from the exercise of options to purchase common stock. During the first quarter of 2007, the Company received a total of $321,650 from the exercise of options to purchase 241,000 shares of common stock. Management of the Company has examined the historical and planned future spending patterns of the Company and believes that it has sufficient cash on hand to operate for the future twelve month period. The Company continues to consider various asset-backed and securities-backed financing alternatives for the longer term, as well as any potential capital which may be derived from a joint venture or upon development or sale of part of or all of the Company’s Diamondhead, Mississippi property.
The Company is currently in discussions or negotiations with various parties interested in funding and/or developing all or part of the Diamondhead property. As previously disclosed, the Company had entered into a non-binding agreement with a viable entity for the sale of a minimum of five acres of the property located on the far west side of the property. That agreement has expired, however, the Company remains in discussions with the party involved concerning that sale or other options. In July 2007, the Board of Directors rejected, as not being in the best interests of the shareholders, a $100 million offer to purchase the entire 404 acre property.

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
Item 3. Quantitative and Qualitative Disclosure about Market Risk
The Company currently has no borrowings, does not conduct transactions in foreign currencies and is not subject to any market risk-sensitive instruments.
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
As of September 30, 2007, the Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Section 404 Compliance
Beginning this year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to include management’s report on our internal control over financial reporting in the Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, and (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year.
In order to achieve compliance with Section 404 within the prescribed period, management continues to review and implement a Section 404 compliance project to assess the adequacy of the internal control over financial reporting, remediate any control deficiencies that may be identified, validate, through testing, that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. During the nine month period ending September 30, 2007, there have been no changes that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
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
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of shareholders of the Company was held on October 1, 2007 in Alexandria, Virginia. Shareholders of record as of August 15, 2007 were asked to vote on two proposals. A total of 31,800,659 shares were voted. The results of those votes are as follows:

(1)	To elect six Directors to hold office until the next annual meeting of stockholders.

Nominee	For	Withheld
Benjamin J. Harrell	27,905,353	3,895,306
Gregory A. Harrison	27,833,874	3,966,785
Deborah A. Vitale	27,692,375	4,108,284
Carl D. Stevens	26,880,606	4,920,053
H. Steven Norton	26,592,348	5,208,311
Frank E. Williams, Jr.	26,036,884	5,763,775
(2)	To ratify the appointment of the firm of Friedman, LLP as the Company’s independent registered public accounting firm.

For	Against	Abstain
29,570,800	2,136,545	93,314
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

DIAMONDHEAD CASINO CORPORATION

DATE: November 13, 2007	/s/	Deborah A. Vitale

	By:	Deborah A. Vitale
President

	/s/	Robert L. Zimmerman

	By:	Robert L. Zimmerman
Chief Financial Officer