Form 10-K
period 2007-12-31
DIAMONDHEAD CASINO CORP
filed 2008-03-28
CIK 844887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2007
COMMISSION FILE NO: 0-17529
DIAMONDHEAD CASINO CORPORATION
(Name of issuer in its charter)

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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The aggregate market value of the voting common equity held by non-affiliates of the Company based on the closing price of the common stock on the Over the Counter Bulletin Board at June 30, 2007 was $82,001,553.
     As of March 14, 2008, there were 33,483,535 shares of the registrant’s common stock issued and outstanding.

i

PART I
FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding events, conditions, and financial trends that may effect the Company’s future plans of operation, business strategy, operating results, and financial position. Diamondhead Casino Corporation is referred to herein as “the Company,” “we,” or “our.” Except for historical information contained herein, the matters discussed in this document, in particular, statements that use forward-looking terminology such as “believes,” “intends,” “anticipates,” “may,” “will,” “should,” or “expects,” or the negative or other variation of these or similar words, are intended to identify forward-looking statements that are subject to risks and uncertainties including, but not limited to, increased competition, financing, governmental action, environmental opposition, legal actions, and other unforeseen factors. The development of the Diamondhead, Mississippi project, in particular, is subject to additional risks and uncertainties, including, but not limited to, risks relating to permitting, financing, the availability of capital resources, licensing, construction and development, litigation, the activities of environmental groups, delays, and the actions of federal, state, or local governments and agencies. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Moreover, the financial results reported herein are not necessarily an indication of future prospects of the Company. Future results may differ materially.
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
The Company currently has three subsidiaries with no current operations. As of December 31, 2007, the Company had four employees. The Company considers its relationship with its employees to be satisfactory.

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
II. MISSISSIPPI
The Company owns, through its wholly-owned subsidiary, Mississippi Gaming Corporation (hereafter “MGC”), an approximate 404.5 acre tract of unimproved land in Diamondhead, Mississippi. The property is located at 7051 Interstate 10. The property fronts Interstate 10 for approximately two miles and fronts the Bay of St. Louis for approximately two miles. The property is owned in fee simple and there are no liens or debt on the property. The Company intends, in conjunction with unrelated third parties, to fully develop the site in phases beginning with a casino resort. The casino resort is expected to include a casino, a hotel and spa, a sports and entertainment center, a conference center and a state-of-the-art recreational vehicle park.
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
On October 17, 2005, in response to the devastation caused by Hurricane Katrina, Mississippi passed new legislation that allows casinos located in certain statutorily-described areas to be constructed on land no more than 800 feet from the mean high-water line of certain bodies of water, including St. Louis Bay. Under Mississippi’s new legislation, the part of the structure in which licensed gaming activities are conducted must be located entirely in an area which is located no more than eight hundred (800) feet from the mean high-water line (as defined in Section 29-15-1 of the Mississippi Code) of the waters within the State of Mississippi, which lie adjacent to the State of Mississippi south of the three (3) most southern counties in the State of Mississippi, including the Mississippi Sound, St. Louis Bay, Biloxi Bay and Pascagoula Bay or, with regard to Harrison County only, no farther north than the southern boundary of the right-of-way for U.S. Highway 90, whichever is greater. In the case of a structure that is located in whole or part on shore, the part of the structure in which licensed gaming activities are conducted must lie adjacent to state waters south of the three (3) most southern counties in the State of Mississippi, including the Mississippi Sound, St. Louis Bay, Biloxi Bay and Pascagoula Bay. When the site upon which the structure is located consists of a parcel of real property, easements and rights-of-way for public streets and highways are not construed to interrupt the contiguous nature of the parcel, nor is the footage contained within the easements and rights-of-way counted in the calculation of the distances specified above.
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
Inasmuch as the Company intends to take advantage of Mississippi’s new law and construct a casino on land, some of the permits, authorizations, and/or leases previously required may no longer be required. For example, since the Company intends to build a casino on land, a tidelands lease from the Mississippi

Secretary of State, which was previously required to lease State water-bottoms in, on, or over which the casino would be placed, is no longer required. The extent, to which previously-required permits, approvals, authorizations, or an environmental impact statement, will be required for a casino constructed on land on the Company’s property, is not yet known.
A. Hancock County
The Company’s Diamondhead, Mississippi property is located in Hancock County, Mississippi. On January 16, 1997, the Hancock County Board of Supervisors adopted a Hancock County Zoning Ordinance. Under the Hancock County Zoning Ordinance, the Company’s 404-acre site was zoned as a Special Use District-Waterfront District. The Company has obtained an extension of this Special Use designation each year since that time. Most recently, by letter dated October 1, 2007, the Company forwarded a request to the Hancock County Planning Commission for an extension of the Special Use designation. On November 1, 2007, the Hancock County Planning Commission passed a resolution extending the designation through December 31, 2008. On November 5, 2007, the Hancock County Board of Supervisors ratified the resolution.
B. Mississippi Gaming Commission
On June 15, 1995, the Mississippi Gaming Commission granted gaming site approval for the original, water-based, Diamondhead casino site. Inasmuch as the Company intends to construct its casino resort on land, the Company believes it will be required to obtain gaming site approval for a land-based casino site (See Mississippi Regulation-Gaming Site Approval/Approval to Proceed with Development). There can be no assurance that the Company will obtain the approvals required from the Mississippi Gaming Commission.
C. Annual In-Lieu Tidelands Assessment
The Company intends to take advantage of Mississippi’s new law and construct its casino on land, therefore, the Company will no longer require a tidelands lease from the Secretary of State. Under Mississippi’s prior law, which required that the Company’s casino be in, on, or above water and a minimum of fifty percent at or below mean high tide, the Company would have required a tidelands lease to lease water-bottoms owned by the State.
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
MISSISSIPPI REGULATION
The Company has no current operations in Mississippi and does not operate any gaming facility in Mississippi. The Company intends to develop its Diamondhead property as a destination casino resort.

Assuming it is successful in developing its resort, the Company and its subsidiaries and/or affiliates will be subject to federal, state and local, laws, rules, ordinances and regulations with respect to the operation of any gaming facility. The following is intended to serve as a partial description of the Mississippi regulatory environment in which the Company and its subsidiaries or joint venture partner(s) would seek approvals to construct and operate a gaming facility and is not intended to be a complete, precise, or up-to-date recitation of all applicable laws, rules, regulations or ordinances that might affect the Company’s operations or with which the Company would be required to comply. Additional or more restrictive laws, rules and regulations could be adopted at any time or gambling could be completely banned.
The location of, ownership of, and operation of gaming facilities in Mississippi are subject to extensive state and local regulation, primarily through the licensing and control of the Mississippi Gaming Commission and the Mississippi State Tax Commission. The Company and/or its subsidiaries must register and be licensed under the Mississippi Gaming Control Act and its gaming operations will be subject to the regulatory control of the Mississippi Gaming Commission, the Mississippi State Tax Commission and various local and county regulatory agencies.
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
The Commission has divided the approval process into two separate phases: (1) gaming site approval; and (2) approval to proceed with development.
Gaming Site Approval
With respect to gaming site approval, approval constitutes only the Commission’s finding that the location complies with applicable gaming laws and regulations. Gaming site approval does not entitle the recipient to proceed with development, nor does it constitute a license to engage in gaming or a right to a gaming license. Gaming site approval is a revocable privilege, and no holder acquires any vested right therein. The Mississippi Gaming Commission reserves the right to revoke any site approval should the circumstances change that would make the site illegal or unsuitable.
An application for gaming site approval must include evidence satisfactory to the Commission including: (1) a survey indicating the specific location of the property; (2) the current use of any adjacent property as well as the location of the nearest residential area, church and school; (3) evidence that all applicable zoning ordinances allow gaming at the proposed site; and (4) a survey establishing the mean high water line, performed by a qualified surveyor for performance of tidal surveys.
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
Approval to Proceed with Development
With respect to obtaining the Commission’s approval to proceed with development, the following information, together with documentation to support this information, must be submitted to the Commission:
1) Architectural plans or renderings showing details of all proposed construction and renovation for the project, together with a footprint of the project and a description of the construction and type of parking facilities, as well as parking lot capacity.
Commission approval requires that the facility include a 500 car, or larger parking facility in close proximity to the casino complex and infrastructure facilities which will amount to at least 100% of the higher of the appraised value or construction cost of the casino. Such infrastructure shall include any of the following: 250 room, or larger hotel of at least a two star rating as defined by the current edition of the Mobil Travel Guide, a theme park, golf course, marinas, tennis complex, entertainment facilities, or any other such facility as approved by the Commission as infrastructure. Infrastructure facilities are not such items as parking facilities, roads, sewage and water systems, or civic facilities normally provided by cities and/or counties. The Commission may, in its discretion, reduce the number of rooms required, where it is shown to the Commission’s satisfaction that sufficient rooms are available to accommodate the anticipated visitor load. Parking spaces may also be reduced as needed for small casinos, provided that the 100% infrastructure requirement is otherwise met. The qualifying infrastructure must be owned or leased by (i) the holder of the site approval or (ii) an affiliated company of the holder of the site approval where both the affiliated company and the holder of the site approval have identical direct or indirect equity ownership.
In cases where casinos that are not in operation are purchased which do not meet the parking and infrastructure requirements subsequent to February 20, 1999, the infrastructure requirement will be calculated on the higher of the appraised value of the casino barge or acquisition cost of the casino barge. For the purpose of determining compliance with this regulation, the Commission will, in its discretion, determine a fair and equitable method for calculating the construction cost of new casinos and acquisition costs for existing casinos. This regulation applies to any new applicant for a gaming license for a new gaming facility and to the acquisition or purchase of a licensee for which gaming operations have ceased prior to the time of acquisition or purchase. This regulation does not apply to any licensee who has been licensed by the Commission, or received a finding of site suitability from the Commission, prior to February 20, 1999 (or to any such licensee upon any licensing renewal after such date). For purposes of complying with this regulation, the appraised value of any casino will be determined by an appraisal completed by an appraiser approved by the Executive Director of the Commission prior to the appraisal. The Commission may require more than one appraisal and may obtain its own appraisal with the reasonable cost of same to be paid by the applicant.
Any change to the plan, or placement or design of the establishment, cruise vessel or vessel, shall be submitted in advance to the Executive Director for a determination of whether such change constitutes a material change. If the Executive Director determines that a material change has occurred, Commission approval is required for same.
2) Statements reflecting the total estimated cost of construction or renovation of the establishment, vessel, or cruise vessel and shore and dock facilities, distinguishing between known costs and projections, and separately identifying: facility design expense; land acquisition costs; site preparation costs; construction costs or renovation costs; equipment acquisition costs; costs of interim financing; organization, administrative and legal expenses; projected permanent financing costs; qualified infrastructure costs; and non-qualifying infrastructure costs.
3) A construction schedule for completion of the project, including an estimated date of project completion, indicating whether a performance bond will be required by the applicant to be furnished by the contractor.
4) Current financial statements, including, at a minimum, a balance sheet and profit and loss statement for the proposed licensee.
5) A detailed statement of the sources of funds for all construction and renovation proposed by the site development plans. Any funding, whether equity or debt, to be obtained, must be supported by firm written commitments satisfactory to the Commission.
6) Evidence that the following agencies (if applicable) were notified of the development and/or do not oppose the site development: U.S. Corps of Engineers, U.S. Coast Guard, Mississippi Department of Transportation, Mississippi Department of Environmental Quality, Department of Marine Resources, Port and Harbor Commission, Levee Board, City and County government, and such other agencies as the Executive Director deems appropriate.
The application for a Gaming Operator’s License must be filed no later than ninety (90) days after the Commission grants approval to proceed with development. The gaming site approval will expire three (3) years from the date approval to proceed with development is granted unless the Commission grants an extension. Approval to proceed with development is not subject to sale, assignment or transfer.
Opening of a Casino
Before any gaming facility may open to the public, all infrastructure requirements must be fully operational. Site development must be completed in accordance with the approved plan and be ready for operation within the gaming site approval time period. Gaming site approval may be extended within the discretion of the Commission.

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
Key Employee Licenses
Any executive, employee, or agent of a gaming licensee having the power to exercise a significant influence over decisions concerning any part of the operation of a gaming licensee or who is listed or should be listed in the annual employee report may be required to hold a Key Employee License. A Key Employee License relates only to the specified involvement for which it was made. If the nature of the involvement changes from that for which the applicant is granted a Key Employee License, he may be required to submit himself to a new determination of suitability to hold a Key Employee License. A Key Employee may be required to submit to a finding of suitability at any time after issuance of a Key Employee License. A Key Employee license is granted for a period of no longer than nine years from the date of issue. A Key Employee License may be granted for a period of less than nine years within the discretion of the Commission. A holder of a Key Employee License must file with the Investigations Division of the Commission by June 30th of each year, the “Investigations Division Annual Report,” providing all information requested on forms provided by the Commission and any other information requested by the Executive Director. Commission approval is required for certain acts of licensees or transactions directly or indirectly involving licenses. A holder of a Key Employee License must immediately inform the Commission of any arrest or conviction.
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
A finding of suitability is granted for a period of no longer than ten years from the date of issue. A finding of suitability may be granted for a period of less than ten years within the discretion of the Commission. A holder of a finding of suitability must file with the Investigations Division of the Commission by June 30th of each year, the “Investigations Division Annual Report,” providing all information requested on forms provided by the Commission and any other information requested by the Executive Director. A holder of a finding of suitability must immediately inform the Commission of any arrest or conviction.

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
The design, construction, and on-time opening of a casino resort are subject to risks and uncertainties associated with cost overruns, contract-related contingencies, developer, contractor or subcontractor failures to perform, costs increases and availability of materials, supplies and equipment, labor shortages, strikes, walkouts and weather-related and other construction delays. The occurrence of a natural disaster could disrupt operations on the property for elongated periods of time. Any such occurrence could also alter the market for the project temporarily or permanently and have an adverse effect on the value of the property and the business of the Company.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
DIAMONDHEAD, MISSISSIPPI PROPERTY
On June 19, 1993, the Company, through its subsidiary, MGC, exercised an option to purchase 404.5 acres of land in Diamondhead, Mississippi for $4,000,000. MGC obtained a $2,000,000 loan from Casinos Austria Maritime Corporation (“CAMC”) to complete the purchase of the property. The loan was secured by a first mortgage on the property. The first mortgage loan was payable interest only at 8% per annum for fifteen months. The full principal balance on the first mortgage loan was due and payable on June 30, 1995. Prior to its due date, the first mortgage was paid in full from the proceeds of a loan obtained by the Company in May of 1995 from First Union National Bank of Florida. The loan due First Union National Bank of Florida was subsequently paid in full and the property is now debt-free and lien-free.
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
OFFICES

Location	Lease Terms

Florida
1301 Seminole Blvd., Suite 142	One year commencing August 1, 2007.
Largo, Florida 33770

Mississippi
5403 Indian Hill Blvd. Diamondhead, Mississippi 39525	Two years commencing June 1, 1998 and continuing month-to-month thereafter
STORAGE FACILITIES
The Company leased storage facilities at the following location in 2007:

Florida	Lease Terms
4319 Duhme Rd. Madeira Beach, Florida 33708.	Month-to-month leases on various storage units.
ITEM 3. LEGAL PROCEEDINGS
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of shareholders of the Company was held on October 1, 2007 in Alexandria, Virginia. Shareholders of record as of August 15, 2007 were asked to vote on two proposals. A total of 31,800,659 shares were voted. The results of the vote were as follows:
(1)	To elect six Directors to hold office until the next annual meeting of stockholders.

Nominee	For	Withheld

Benjamin J. Harrell	27,905,353	3,895,306
Gregory A. Harrison	27,833,874	3,966,785
Deborah A. Vitale	27,692,375	4,108,284
Carl D. Stevens	26,880,606	4,920,053
H. Steven Norton	26,592,348	5,208,311
Frank E. Williams, Jr.	26,036,884	5,763,775

(2)	To ratify the appointment of the firm of Friedman LLP as the Company’s independent registered public accounting firm.

For	Against	Abstain

29,570,800	2,136,545	93,314
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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

	2007		2006
	High	Low	High	Low

First Quarter	$3.15	$2.22	$2.76	$1.55
Second Quarter	2.96	2.40	3.12	2.57
Third Quarter	2.95	2.60	3.13	2.50
Fourth Quarter	2.89	2.20	3.38	2.55
On February 27, 2008, there were 877 registered holders of record of the Common Stock of the Company.
The Company has never paid a cash dividend on its Common Stock. Reference is made to Part III, Item 11 of this report which describes in full all compensation involving equity securities related to Directors and Officers of the Company.
ITEM 6. SELECTED FINANCIAL DATA
The Company has had no operations since the sale of its gaming vessels, which occurred between 1999 and 2000. Since that time, the Company has concentrated on development of its Diamondhead, Mississippi property. The table below depicts the key items which have contributed to the Company’s financial results over the last five years:

	2007	2006	2005	2004	2003

Dock Lease Income	$—	$—	$130,841	$157,009	$343,602

Operating Expenses	1,182,092	1,655,473	786,841	798,513	1,088,853
Stock-Based Compensation	—	1,238,348	—	—	—
Interest Expense	—	—	—	87,032	89,762

Net (Loss)	(1,757,192)	(1,757,195)	(749,308)	(640,239)	(421,160)

Loss per Share — Basic And Fully Diluted	$(.038)	$(.055)	$(.025)	$(.025)	$(.018)
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND FINANCIAL RESULTS
Liquidity, Capital Resources, and Financial Results
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
The Company has had no operations since it ended its gambling cruise ship operations in 2000. The Company incurred a net loss applicable to common shareholders of $1,262,847 for the year ended December 31, 2007, $1,757,192 for the year ended December 31, 2006 and $749,308 for the year ended December 31, 2005. Costs and expenses amounted to $1,182,092 for the year ended December 31, 2007, $2,893,821 for the year ended December 31, 2006 and $786,841 for the year ended December 31, 2005. Costs and expenses for the year ending December 31, 2006 were impacted by an award of additional compensation in the amount of $450,000 to the Company President in the first quarter and the award of stock-based compensation valued at $1,238,348 for stock options granted to directors, officers, and key personnel in April 2006. Both 2007 and 2006 costs and expenses increased over 2005 levels due to an increase in CEO base compensation and higher ESOP expenses associated with the higher average market price of the Company’s common stock. The higher costs incurred in 2006 were partially offset by the recognition of gain due to the reversal of a previously recorded sales tax liability.
During 2006 and 2005, the Company was able to sustain its cash position and continue to satisfy its ongoing expenses through the sale of common stock formerly held in treasury and receipt of cash from the exercise of options and warrants to purchase common stock. In 2007, the Company received a total of $321,650 from the exercise of options and warrants to purchase 241,000 shares of common stock. Management of the Company analyzed the historical and planned future spending patterns of the Company and as of December 31, 2007, the Company may not have had sufficient cash on hand to meet expected on-going expenses to be incurred in the future twelve month period. However, in March 2008, the Company received a total of $261,250. The Company received $56,250 from a Director of the Company who exercised options to purchase common stock. In addition, to meet short term liquidity needs, the Vice President of the Company, who is also a Director of the Company, loaned the Company $150,000 and another Director of the Company loaned the Company $55,000. The loans were made pursuant to two Promissory Notes, the terms of which are more fully discussed in Note 10 to the attached financial statements. As of the date of this report, management believes that the Company has sufficient cash on hand to meet expected on-going expenses to be incurred for the year ending December 31, 2008.
The Company is currently in discussions with various parties interested in funding and/or developing all or part of the Diamondhead property. The Company is currently exploring additional opportunities for financing to meet its liquidity needs.
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
Critical Accounting Policies
Impairment of Long-Lived Assets
In accordance with generally accepted accounting principles, the Company currently carries the Diamondhead, Mississippi property on its balance sheet at cost in the amount of $5,409,913 and has tested this carrying value for impairment. In the opinion of management, the carrying value is not in excess of the estimated market value of the property or the anticipated cash flows to be generated from the property.

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
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under FASB 123(R) for the year ended December 31, 2006 was $1,238,348 which consisted of stock-based compensation expense related to non-qualified stock option awards. There was no stock-based compensation expense related to employee equity awards and employee stock purchases recognized during the year ended December 31, 2007 or 2005.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is currently not subject to any risk of loss from market rates and prices including interest rates, foreign exchange rates, commodity prices or equity prices.
ITEM 8. FINANCIAL STATEMENTS
The consolidated financial statements and notes thereto are included herein beginning at page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management is responsible for the integrity and accuracy of the financial statements. Management believes that the financial statements for the year ended December 31, 2007 have been prepared in conformity with U.S. generally accepted accounting principles appropriate in the circumstance. The Company’s disclosure controls and procedures ensure that material information required to be disclosed is recorded, processed, summarized and communicated to management and reported within the required time period.
In meeting its responsibility for the reliability of the financial statements, management relies on a system of internal accounting control. The system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with U.S. generally accepted accounting principles. The design of this system recognizes that errors or irregularities may occur and that estimates and judgments are required to assess the relative cost and expected benefits of the controls. Management believes that the controls provide reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected within a timely period.

Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Chief Executive Officer and the Chief Financial Officer conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, conducted under the framework described above, the Chief Executive Officer and the Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2007 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The Audit Committee of the Board of Directors is chaired by an Independent Director who is an Audit Committee Financial Expert as that term is defined in rules or regulations issued pursuant to the Sarbanes-Oxley Act of 2002. The Chairman periodically meets with management to review their work and monitor their responsibilities. The Audit Committee Chairman also periodically communicates with the independent auditors who have free access to the Audit Committee and the Board of Directors to review the quality and acceptability of the Company’s financial reporting, internal controls, and non-audit related services.
Friedman LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2007. This report is included in the consolidated financial statements accompanying this Form 10-K.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance, that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company, have been detected.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
A. Directors and Officers:
The current directors and officers of the Company and their titles are as follows:

Name	Age	Title

Deborah A. Vitale	57	Chairman of the Board, President, Chief Executive Officer, Treasurer
Gregory A. Harrison	63	Director, Vice President, Secretary
Frank E. Williams, Jr.	73	Director
Benjamin J. Harrell	54	Director
H. Steven Norton	74	Director
Carl D. Stevens	61	Director
Robert Zimmerman	58	Chief Financial Officer
Directors elected to office have terms which extend to the next annual meeting.
DEBORAH A. VITALE has served as President, Chief Executive Officer and Treasurer of the Company since February 1998 and has served as Chairman of the Board of the Company since March 1995. As President and CEO, Ms. Vitale was responsible for all phases of the day-to-day operations of four casino ships sailing out of three Florida ports into international waters and for the management and supervision of hundreds of ship-based and land-based employees. Ms. Vitale served as Secretary of the Company from November 1994 until July 2002. She has been a Director of the Company since December 1992. On February 14, 1997, Ms. Vitale was appointed Chairman of the Board of Directors of Casino World, Inc. and Chairman of the Board of Directors of Mississippi Gaming Corporation, each a subsidiary of the Company. On September 2, 1997, Ms. Vitale was appointed President of Casino World, Inc. and Mississippi Gaming Corporation. Ms. Vitale is a trial attorney with over twenty years of experience handling complex civil litigation. Ms. Vitale is licensed to practice law in Maryland, Virginia and Washington, D.C.
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
H. STEVEN NORTON was elected a Director of the Company on August 6, 2002. Since 1998, Mr. Norton has served as President and CEO of Norton Management, Inc., a consulting company in Alton, Illinois and Las Vegas, Nevada. Mr. Norton also currently serves as a Director of Centaur, Inc., a privately held company which owns a casino in Central City, Colorado and owns Hossier Park, an Indiana race track, located in Anderson, Indiana. Mr. Norton is also a Director of Colorado Casino Resorts, Inc. in Cripple Creek, Colorado and North East Resorts, Inc., a privately held company pursuing gaming in the state of Massachusetts. Mr. Norton is also a major creditor and has provided consulting services to Onnam Entertainment, Inc., a privately held Las Vegas based company, with contracts to develop and operate Native American casinos in various U.S. locations. Prior to Hurricane Katrina, Onnam received permission from the Mississippi Gaming Commission to develop a casino site in Biloxi, Mississippi. The casino, if constructed, would compete with any casino resort subsequently developed by the Company.
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
CARL D. STEVENS was elected a Director of the Company on January 10, 2006. Mr. Stevens spent 26 years with the IBM Corporation in various sales and management positions, including Branch Manager, Atlanta, Georgia. Mr. Stevens was responsible for the southeast United States and served as Program Director for Public Sector Sales for the United States. In 1997, Mr. Stevens became President and CEO of ITC Corporation which was headquartered in Herndon, Virginia. ITC, a NASDAQ listed company, was a publisher and distributor of multimedia training materials with worldwide sales. In 1999, Mr. Stevens was named Division President of InfoCast Corporation Inc., which was headquartered in Toronto, Canada. Mr. Stevens headed the Company’s efforts in the e-Learning and Virtual Contact Center divisions. In June of 2001, Mr. Stevens was named CEO and President of Cogient Corporation, a medical software and services provider headquartered in Toronto, Canada. Mr. Stevens resigned as CEO of Cogient Corporation in January of 2005 to return to the U.S. to actively manage his investments. Mr. Stevens attended Indiana University where he majored in business administration. Mr. Stevens is a veteran of the United States Air Force.
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
B. Committees of the Board of Directors
The Audit Committee of the Board of Directors is comprised of Frank E. Williams, Jr. (Audit Committee Chairman), Benjamin J. Harrell, and Gregory A. Harrison (ex-officio member). The Board of Directors has determined that both Mr. Williams and Mr. Harrell are independent members, as that term is defined under the enhanced independence standards for audit committee members in the Securities and Exchange Act of 1934. Mr. Harrison does not meet the independence standards. The Board of Directors has also determined that Frank E. Williams, Jr. is an Audit Committee Financial Expert as that term is defined in rules issued pursuant to the Sarbanes-Oxley Act of 2002.
The Compensation Committee is composed of three Directors: Benjamin J. Harrell (Chairman), Carl D. Stevens, and Gregory A. Harrison (ex-officio member). Both Mr. Harrell and Mr. Stevens have been determined to be independent Directors by the Board of Directors based on the general independence standards adopted by the Board. Mr. Harrison, who serves only in an ex-officio capacity, by virtue of his status as a compensated Officer of the Company, is not independent.
The Compensation Committee has no written charter and convenes at regularly scheduled meetings of the Board of Directors. The Compensation Committee advises and makes recommendations to the Board of Directors as to the compensation to be paid to Executive Officers of the Company. In addition, the Compensation Committee advises and makes recommendations to the Board of Directors as to options to purchase common stock, if any, to be awarded.
The Board of Directors has not formed a Nominating Committee, however, the Board acts as a group in considering nominations. The Board considers and reviews, from time to time, the appropriate size and composition of the Board and anticipates future vacancies and needs of the Board. In evaluating possible nominees, the Board considers, among other things, the background, experience, education and knowledge of a candidate, his familiarity with the gaming industry and related industries, his experience with publicly-traded entities, and his integrity and judgment. The Board considers the potential contribution a candidate will bring to the backgrounds, experience, and skills of the existing Board of Directors. The Board also considers a candidate’s ability to devote sufficient time and effort to his duties as a Director. After evaluation and review of candidates who meet the Board’s criteria, the Board considers its then-current needs and selects the nominees that best suit those needs.
The Board will consider candidates recommended by stockholders, provided the names of such nominees, accompanied by relevant biographical information, are properly submitted in writing to the Secretary of the Company in accordance with the manner described in the Company’s last-filed definitive Proxy Statement. The nominees will be submitted to the Board of Directors and receive the same consideration as those nominees identified by members of the Board of Directors.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Based solely upon its review of Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, all purchases and sales of stock and all required forms were filed timely by reporting persons during 2007.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The Company compensates four employees, two of which, the CEO and Vice President, are executive officers of the Company. The Compensation Committee and the Board of Directors monitor and approve compensation paid to executive officers. The CEO determines compensation paid to the remaining two key personnel.
Base salary rates paid to all employees, exclusive of the CEO, have remained unchanged since the year ended December 31, 2000. From time to time, additional compensation has been awarded to employees based on merit and affordability. Often an award is based on consideration of merited service over several years when no additional compensation award was paid due to economic constraints. In addition, from time to time, the Board of Directors awards options to purchase common stock of the Company to the employees.
CEO Compensation
In 2006, the Compensation Committee recommended to the Board of Directors that Ms. Vitale’s salary be increased from $125,000 per annum, where it has been since she became President in February of 1998, to $300,000 per annum. The pay increase was recommended to reflect her myriad corporate roles and responsibilities more accurately and to fairly compensate her based upon industry peer review. The Compensation Committee also noted that Ms. Vitale manages the Company’s business without the benefit of administrative staff normally associated with the management of a publicly-traded company at significant savings to the Company.
In addition, in 2006, the Compensation Committee recommended to the Board of Directors of the Company that Deborah A. Vitale be awarded additional compensation in recognition of her significant and material contributions to the Company. The additional compensation award amounted to $450,000 to reflect Ms. Vitale’s significant contributions to the Company arising from her negotiation and settlement of significant tax liabilities with the Florida Department of Revenue arising from two separate tax audits of the Company’s former operating subsidiaries. As a result of Ms. Vitale’s efforts, the Company ultimately paid approximately $917,000 of a $7.4 million assessment with the Florida Department of Revenue and ultimately paid $1.6 million in settlement of a second tax assessment of approximately $3.2 million. As a result of Ms. Vitale’s efforts, the State of Florida did not foreclose on the Company’s assets, the Company was not forced into bankruptcy, and the Company was able to remain in operation so as to sell its vessels and leases, pay its lenders, including First Union National Bank of Florida in full, and avoid the loss of its Mississippi property which was pledged as collateral for its bank loans. The award was also in recognition of Ms. Vitale’s efforts in settling various EEOC related complaints and lawsuits as well as settlement of certain Department of Labor matters.
No other additional cash compensation has been paid to Ms. Vitale during her tenure as CEO.

The following table provides information concerning the compensation of the Chief Executive Officer and Chief Financial Officer of the Company. No other executive officer of the Company received cash compensation in excess of $100,000 during any of the last three fiscal years.
SUMMARY COMPENSATION TABLE

								Nonqualified
							Non Equity	Deferred	All
							Incentive	Compensa-	Other
Name and					Stock	Option	Plan	tion	Compen-
Occupation	Year	Salary		Bonus	Awards	Awards (2)	Compensation	Earnings	sation	Total
Deborah A. Vitale	2007	$300,000		None	None	None	None	None	(3)	$300,000
President	2006	$300,000		$450,000	None	$190,515	None	None	(3)	$940,515
	2005	$133,654	(1)	None	None	$437,171	None	None	(3)	$570,825

Robert L. Zimmerman	2007	$61,974		None	None	None	None	None	(3)	$61,974
CFO	2006	$61,974		$25,000	None	$47,629	None	None	(3)	$109,603
	2005	$61,974		$5,000	None	$28,052	None	None	(3)	$95,026

(1)	In 2005, Ms. Vitale received $125,000 of her annual salary and the remainder was paid to her in 2006.

(2)	On February 10, 2005, Ms. Vitale was awarded an option to purchase 75,000 shares of common stock, exercisable at $.80 per share. On October 24, 2005, an option to purchase 450,000 shares of common stock, exercisable at $.50 per share, expired. On October 27, 2005, Ms. Vitale was awarded an option to purchase 450,000 shares of common stock, exercisable at $1.25 per share. On April 13, 2006, Ms. Vitale was awarded an option to purchase 100,000 shares of common stock, exercisable at $2.70 per share.

On February 10, 2005, Mr. Zimmerman was awarded an option to purchase 50,000 shares of common stock, exercisable at $.80 per share. On April 13, 2006, Mr. Zimmerman was awarded an option to purchase 25,000 shares of common stock, exercisable at $2.70 per share.

Reference is hereby made to Note 3, “Summary of Significant Accounting Policies — Stock Based Compensation” in the attached 2008 financial statements, for a determination of the variables used in computing the value of option awards.

(3)	The Europa Cruises Corporation Employee Stock Ownership Plan (“the Plan”) is a defined contribution pension plan funded with common stock of the Company. Ms. Vitale and Mr. Zimmerman are both participants in the Plan. Common shares contributed by the Plan to Ms. Vitale’s participant account were 26,515 shares in 2006 and 26,511 shares in 2005. Common shares contributed by the Plan to Mr. Zimmerman’s participant account were 18,057 shares in 2006 and 16,045 shares in 2005. The number of shares to be contributed to Plan participants for the year ended December 31, 2007 will be determined following the Trust accounting for that year.
The following tables provide a summary of the outstanding equity awards of the Chief Executive Officer and Chief Financial Officer and option exercises in 2007.

SUMMARY OF OUTSANDING EQUITY AWARDS AT FISCAL YEAR END
Option Awards

			Equity
			Incentive
			Plan
			Awards
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexpired	Option	Option
	Options	Options	Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable	Options	Price	Date
Deborah A. Vitale	750,000	None	None	$.30	3/11/08
	75,000	None	None	.75	7/23/08
	75,000	None	None	.80	2/10/10
	450,000	None	None	1.25	10/27/10
	100,000	None	None	2.70	4/13/11

Robert L. Zimmerman	15,000	None	None	$.75	8/12/08
	50,000	None	None	.72	7/13/09
	50,000	None	None	.80	2/10/10
	25,000	None	None	2.70	4/13/11
Stock Awards

Equity
			Equity	Incentive
			Incentive	Plan Awards
			Plan Awards	Market or
			Number of	Payout Value
	Number of	Market Value of	Unearned	of Unearned
	Shares or Units	Shares or Units	Shares, Units or	Shares, Units or
	Of Stock That	Of Stock That	Other Rights That	Other Rights That
	Have Not	Have Not	Have Not	Have Not
Name	Vested	Vested	Vested	Vested

Deborah A. Vitale	None	None	None	None
Robert L. Zimmerman	None	None	None	None
OPTION EXERCISES AND STOCK VESTED IN 2007

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired	Realized	Acquired	Realized
	On	On	On	On
Name	Exercise	Exercise	Vesting	Vesting

Deborah A. Vitale	None	None	None	None
Robert L. Zimmerman	35,000	$83,104	None	None

Directors’ Compensation
The current members of the Board of Directors are not paid fees for their services as a Director. Directors are reimbursed for certain approved expenses incurred in connection with Company business and for certain approved expenses incurred in connection with attendance at non-telephonic Board meetings and non-telephonic committee meetings. Directors are, from time to time, awarded non-qualified options to purchase common stock of the Company. No compensation was awarded to any Director for their services as a Director in 2007.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AS OF FEBRUARY 26, 2008.
The following table sets forth, to the Company’s knowledge, as of February 26, 2008, based on filings with the Securities and Exchange Commission by certain beneficial owners, the beneficial ownership of the outstanding Voting Stock held by (i) each person or entity beneficially owning more than 5% of the shares of any class of Voting Stock, (ii) each director, nominee, and certain executive officers, individually, and (iii) all directors and executive officers as a group.

	Amount &
	Nature of
Name and Address of	Beneficial	Title of	%	%
Beneficial Owner	Ownership	Class	of Class	Voting (1)

Europa Cruises Corporation Employee Stock Ownership Plan Trust (2) 1301 Seminole Boulevard., Suite 142 Largo, Florida 33770	3,022,730	Common	7.60%	7.27%

Deborah A. Vitale (2) (3) Chairman, President, CEO, and Treasurer Chairman, President, and Treasurer of Casino World, Inc. and Mississippi Gaming Corp. 1013 Princess Street Alexandria, Virginia 22314	5,580,944	Common	14.04%	13.42%

Gregory Harrison (4) Director, Secretary, and Vice President 16209 Kimberly Grove Gaithersburg, Maryland 20878	1,444,948	Common	3.63%	3.47%

Benjamin J. Harrell (5) Director 237 N. Peters Street, Fourth Floor New Orleans, Louisiana 70130	650,000	Common	1.63%	1.56%

Frank E. Williams, Jr. (6) Director 2789b Hartland Road Falls Church, Virginia 22043	447,150	Common	1.12%	1.08%

	Amount &
	Nature of
Name and Address of	Beneficial	Title of	%		%
Beneficial Owner	Ownership	Class	of Class		Voting (1)

Carl D. Stevens (7) Director 1753 Highway 42 South Forsyth, Georgia 31029	602,324	Common	1.51%		1.45%

H. Steven Norton (8) Director 700 Rozier Street Alton, Illinois 62002	250,000	Common	.63%		.60%

Serco International Limited (9) P.O. Box 15, A-9010 Klagenfurt, Austria	1,251,831 900,000 926,000	Common S-NR Preferred S- Preferred	3.15 100.00 100.00	% % %	7.40%

Austroinvest International Limited (9) P.O. Box 15, A-9010 Klagenfurt, Austria	1,251,831 900,000 926,000	Common S-NR Preferred S- Preferred	3.15 100.00 100.00	% % %	7.40%

Ernst G. Walter (9) 14700 Gulf Blvd., Apt.401 Madeira Beach, Florida 33708	1,251,833 900,000 926,000	Common S-NR Preferred S- Preferred	3.15 100.00 100.00	% % %	7.40%

All Directors and Executive Officers as a Group (6 persons)	8,975,366		22.57%		21.58%

(1)	Common Stock, Series S-NR Preferred Stock and Series S Preferred Stock have been combined for the purpose of calculating voting percentages.

(2)	The Europa Cruises Corporation Employee Stock Ownership Plan (“ESOP”) was established on August 18, 1994. The Trustee of the ESOP is Deborah A. Vitale, President, CEO, and Chairman of the Board. As of December 31, 2007, 2,056,815 ESOP shares had been released and 1,977,270 ESOP shares had been allocated to participants in the ESOP. The participants in the ESOP are entitled to direct the Trustee as to the manner in which the Company’s allocated shares are voted. The remaining 3,022,730 unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.

(3)	Includes 3,022,730 unallocated common shares of the ESOP Trust; 767,000 shares of Common Stock owned directly by Ms. Vitale; options to purchase 1,450,000 shares of Common Stock; and 341,214 shares of Common Stock, which represent shares of stock held in Ms. Vitale’s fully vested ESOP participant account.

(4)	Includes 807,951 shares of Common Stock owned directly by Mr. Harrison; 70,000 shares owned by the Harry and Marie Harrison Trust of which Mr. Harrison is a Co-Trustee; options to purchase

425,000 shares of Common Stock; and 141,997 shares of Common Stock held in Mr. Harrison’s partially vested ESOP participant account.

(5)	Includes 400,000 shares of Common Stock owned directly by Mr. Harrell and options to purchase 250,000 shares of Common Stock.

(6)	Includes 143,500 shares of Common Stock owned directly by Mr. Williams; 53,650 shares of Common Stock owned by the Williams Family Limited Partnership of which Mr. Williams is President of the General Partner, the Williams Family Corporation; and options to purchase 250,000 shares of Common Stock.

(7)	Includes 502,324 shares of Common Stock owned directly by Mr. Stevens and options to purchase 100,000 shares of Common Stock.

(8)	Includes 75,000 shares of Common Stock owned directly by Mr. Norton and options to purchase 175,000 shares of Common Stock.

(9)	Serco International Limited (f/k/a Serco International Financial Advisory Services, Ltd.) and Austroinvest International Limited are affiliated entities. The Company understands that Dr. Ernst Walter is the sole director of each company. The total beneficial ownership of securities of the Company held by the foregoing and Dr. Walter includes: 1,251,831 shares of Common Stock owned by Serco International Limited; 900,000 shares of Series S-NR Preferred Stock owned by Serco International Limited; and 926,000 shares of Series S Preferred Stock owned by Austroinvest International Limited.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
On August 18, 1994, the Company established the Europa Cruises Corporation Employee Stock Ownership Plan (the “ESOP”). The ESOP, which is a qualified retirement plan under the provisions of Section 401(a) of the Internal Revenue Code and an employee stock ownership plan within the meaning of Section 4975(e)(7) of the Internal Revenue Code, was established primarily to invest in stock of the Company. All employees as of December 31, 1994, and subsequent new employees having completed 1,000 hours of service, are eligible to participate in the ESOP. The Company also established a trust called the Europa Cruises Corporation Employee Stock Ownership Plan Trust Agreement, to serve as the funding vehicle for the ESOP. Deborah A. Vitale, CEO, President and Treasurer of the registrant, is the sole Trustee of the Trust. As of December 31, 2007, 2,056,815 shares of Common Stock had been released and 1,977,270 shares of Common Stock had been allocated to participants in the ESOP. Unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.
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
In March 2008, the Company borrowed $205,000 from two Directors to meet its short term liquidity needs pursuant to the terms of two promissory notes. The first note provides for the repayment of $150,000 to the Vice-President of the Company, who is also a Director of the Company. The second note provides for the repayment of $55,000 to a Director of the Company. Both loans are due and payable on or before May 1, 2009 and provide for interest at the rate of 9% per annum. Both loans are unsecured.
Meetings of the Board of Directors
The Board of Directors held 12 meetings during 2007 and all directors, with the exception of Frank E. Williams, Jr., attended at least 75% of the meetings.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Audit Committee approved all services provided by the Company’s independent registered public accounting firm, Friedman LLP, for the years ended December 31, 2007, 2006 and 2005. The following fees were paid to Friedman LLP for services in those years:

	2007	2006	2005
Audit Fees	$61,275	$57,603	$50,529
Audit-Related Fees	8,755	7,745	7,745
Tax Fees	0	0	0
All Other Fees	0	0	1,500

Total Fees Paid to Friedman LLP	$70,030	$65,348	$59,774

Audit fees are comprised of fees for professional services rendered in conjunction with the audit of the Company’s annual financial statements, review of the Company’s annual report filed with the Securities and Exchange Commission, and review of the information contained in the Company’s quarterly filings with the Securities and Exchange Commission.
Audit-related fees are comprised of the fees for professional services rendered in connection with the audit of the Company’s Employee Stock Ownership Plan.

PART IV
ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K
Exhibits

(a)	3(a)(i)	Certificate of Incorporation of the Company. (ii) Amendment to Certificate of Incorporation of the Company

(a)	3(b)	By-laws of the Company.

(g)	4.1	Subscription and Investment Agreement between Europa Cruises Corporation and Lagoon Cruise Line, Inc. dated August 26, 1994.

(g)	4.2	Warrant Agreement between Europa Cruises Corporation and FLC Holding Corp dated July 8, 1992.

(g)	4.2.1	Consent and Amendment of Credit Agreement Note and Warrant by and among FLC Holding Corp. (“FLC”), EuropaSky Corporation (“EuropaSky”), Europa Cruises Corporation and Casino World, Inc. (“Casino”), dated May 27, 1993 without Exhibits.

(g)	4.3	Warrant Agreement between Europa Cruises Corporation and The Stuart-James Company Incorporated dated June 29, 1989.

(g)	4.3.1	Warrant Certificates and Assignments for 125,520 shares and 17,000 shares registered in the name of Marc N. Geman dated June 22, 1994.

(g)	4.3.2	Motion to Approve Settlement Agreement Among Trustee, Marc N. Geman and Chatfield Dean & Co., Inc. dated October 8, 1993 with Settlement Agreement dated October 6, 1993 attached.

(g)	4.3.4	Order Approving Settlement Agreement Among Trustee, Marc N. Geman and Chatfield Dean & Co., Inc.

(g)	4.3.5	Agreement between Marc N. Geman and Europa Cruises Corporation dated June 15, 1993.

(g)	4.4	Convertible Promissory Note between Europa Cruises Corporation and Serco International Ltd. dated November 11, 1993: Transfer by Serco International Ltd. to Gaming Invest Corp. and election to convert Promissory Note by Gaming-Invest Corp.

	5.1	Qualified plan determination letter from the Internal Revenue Service dated April 4, 1996, issued to the Europa Cruises Corporation Employee Stock Ownership Plan.

(g)	10.1	Consulting Agreement between Europa Cruises Corporation and Casinos Austria Maritime Corporation dated September 16, 1994.

(g)	10.1.1	Equipment Lease between Europa Cruises Corporation and Casinos Austria Maritime Corporation dated October 13, 1994.

(g)	10.1.2	Promissory Note payable to Casinos Austria Maritime Corporation dated December 30,1994, and Second Naval Mortgage on the M/V Stardancer.

(g)	10.1.3	Subordination Agreement between Lagoon Cruise Line, Inc., Europa Stardancer Incorporation and Casinos Austria Maritime Corporation.

(a)	10(d)	The Company’s 1988 Stock Option Plan.

(b)	10(e)	Standard Bareboat Charter Agreement, dated August, 1989, between Sea Lanes Bahamas Limited and Europa Cruise Lines, Ltd.

(c)	10(f)	Service Agreement, dated April 12, 1991, between Service America Corporation and Europa Cruise Lines.

(c)	10(g)	Lease Agreement, dated June 30, 1991, between Palm Grove Marina, Inc., and Europa Cruises of Florida 1, Inc.

(c)	10(h)	Memorandum of Agreement for lease, dated March 29, 1992, between Durwood Dunn and Mississippi Gaming Corporation.

(c)	10(i)	Lease Agreement, dated January 29, 1992, between Claiborne County, Mississippi Port Commission and Mississippi Gaming Corporation.

(c)	10(j)	Contract of Sale, dated February 21, 1992, between Ferry Binghamton, Inc., and Mississippi Gaming Corporation.

(b)	10(k)	Lease Agreement, dated November 30, 1990, between Europa Cruises of Florida 2, Inc., and Hubbard Enterprises, Inc.

(b)	10(l)	Reciprocal Relationship Agreement, dated December 28, 1990, amongst Europa Cruises of Florida 1, Inc., Europa Cruises of Florida 2, Inc., the Company and Cordis, A.G.

(b)	10(m)	Promissory Note, dated December 31, 1990, and Addendum thereto, dated May 2, 1991, from the Company to Charles S. Liberis, P.A., Profit Sharing Plan.

(b)	10(n)	Promissory Note, dated December 31, 1990, and Addenda thereto, dated April 18 and May 2, 1991, from the Company to Harlan G. Allen, Jr.

(b)	10(o)	Stock Option and Agreement, dated December 31, 1990, between the Company and Charles S. Liberis, P.A., Profit Sharing Plan.

(b)	10(p)	Stock Option and Agreement, dated December 31, 1990, between the Company and Harlan G. Allen, Jr.

(b)	10(q)	Promissory Note, dated January 25, 1992, from Europa Cruises of Florida 1, Inc., and Europa Cruises of Florida 2, Inc., to Cordis, A.G.

(b)	10(r)	Release, dated January 25, 1991, by Europa Cruise Lines, Ltd. in favor of the St. Paul Fire & Marine Insurance Co. Lloyds and certain London companies, through Bain Clarkson, Ltd.

(b)	10(s)	Promissory Note, dated February 15, 1991, from Europa Cruises of Florida 1, Inc., to Midlantic.

(b)	10(t)	Assumption Modification and Security Agreement, dated February 15, 1992, amongst Europa Cruises of Florida 2, Inc., the Company and Midlantic.

(b)	10(u)	Mortgage Modification Agreement, dated February 15, 1992, between Europa Cruises of Florida 2, Inc., and Midlantic.

(b)	10(v)	Guarantee Agreement, dated February 15, 1991, between Europa Cruises of Florida 2, Inc., and Midlantic, Re:
Europa Cruises of Florida 2, Inc.

(b)	10(w)	Coordination Agreement, dated February 20, 1991, between Midlantic and Cordis, A.G.

(b)	10(aa)	Assignment of Note Receivable, Account Receivable and Common Stock from Harlan G. Allen, Jr. to the Company.

(b)	10(bb)	Stock Purchase Agreement, dated March 31, 1991, between the Company and Freeport Cruise Line, Ltd.

(b)	10(cc)	Pledge Agreement and Addendum thereto, dated April 18, 1991, between the Company and Harlan G. Allen, Jr.

(b)	10(dd)	Franchise and Development Agreements between LoneStar Hospitality Corporation and Miami Subs U.S.A., Inc., dated July 1, 1992.

(d)	10(ee)	Vessel Purchase Agreement dated July 8, 1992 between the Company and FLC, Re: Purchase of the EuropaSky.

(d)	10(ff)	Contract of Sale dated July 21, 1992, between the Company and Ferry Binghamton, Inc. Re: the Purchase of Miss New York.

(d)	10(gg)	Agreement to Lease and Option to Purchase dated July 7, 1992, between the Company and A&M Developers, Inc. Re:
Bossier City site.

(d)	10(hh)	Vessel Completion Contract by and between Eastern Shipyards, Inc., and FLC Holding Corporation Re: EuropaSky.

(e)	10(ii)	Stock Purchase Agreement dated December 21, 1992 between Europa Cruises Corporation and Jeffrey L. Beck, Trustee.

(e)	10(jj)	Copy of the Complaint filed by Charles S. Liberis vs. the Company and others.

	10(kk)	Settlement agreement between the Company and Sea Lane Bahamas, Ltd. dated February 4, 1994.

(f)	10(ll)	Gaming Concession Agreement between the Company and Casinos Austria Maritime Corporation dated February 18, 1993.

(f)	10(mm)	Management Agreement between the Company and Casinos Austria Maritime Corporation dated June 19, 1993.

(f)	10(nn)	Diamondhead, Mississippi Loan Agreement, Continuing Guaranty, Promissory Note, and extension of Promissory Note between the Company and Casinos Austria Maritime Corporation mortgage to September 17, 1994.

(f)	10(oo)	Convertible Promissory Note dated November 11, 1993 issued by the Company to Serco International Ltd.

(f)	10(pp)	Lease Agreement between the Company and Serco International Ltd dated November 15, 1993.

(f)	10(qq)	Casino World, Inc. 1993 Stock Option Plan dated March 25, 1993.

(f)	10(rr)	Form of Stock Option Agreement dated as of August 31, 1994 issued to Deborah A. Vitale, Stephen M. Turner, Ernst G. Walter and Lester E. Bullock.

(f)	10(ss)	Easement dated December 22, 1994 granted to Mississippi Gaming Corporation adjacent to proposed Diamondhead gaming site.

(f)	10(tt)	Miami Beach Marina Lease dated February 10, 1995 as amended between Europa Cruises of Florida, 2 and Tallahassee Building Corp.

(f)	10(uu)	Settlement Agreement dated May 9, 1994 between Europa Cruises Corporation and Harlan G. Allen, Jr.

(f)	10(vv)	First Union National Bank Credit and Security Agreement and Promissory Note dated May 23, 1995 between Europa Cruises Corporation, Europa Cruises of Florida

1, Inc., Europa Cruises of Florida 2, Inc., EuropaSky Corporation and Europa Stardancer Corporation.

(f)	10(ww)	First Union National Bank Credit and Security Agreement and Promissory Note dated August 25, 1995 between Europa Cruises Corporation, Europa Cruises of Florida 1, Inc., Europa Cruises of Florida 2, Inc., EuropaSky Corporation and Europa Stardancer Corporation.

(f)	10(xx)	Snug Harbor Group, Inc. Lease dated September 20, 1996 between Snug Harbor Group, Inc. and Europa Cruises of Florida 1, Inc.

(f)	10(yy)	Tidelands Lease and Land Lease dated February 1, 1996, between Hancock County Port and Harbor Commission and Mississippi Gaming Corporation.

	10.2	Warrant Agreement Between First Union National Bank of Florida and Europa Cruises Corporation dated October 30, 1996 and February 4, 1997.

	10.2.1	Second Modification of Credit and Security Agreement and other Loan Documents and Renewal Promissory Note between First Union National Bank of Florida and Europa Cruises Corporation dated October 31, 1996.

	10.2.2	Promissory Note between Europa Cruises of Florida 2, Inc. and dEBIS Financial Services, Inc. dated October 30, 1996.

	10.2.3	Form of Stock Option Agreements for options granted April 18, 1996 to Lester Bullock, Deborah Vitale, Piers Hedley, Debra Gladstone, Andy Rufo, Michael Reeves, and Jim Monninger.

	10.2.4	Lease Agreement between Tierra Verde Marina Development Corporation and Europa Stardancer Corporation dated October 1, 1996.

	10.2.5	Agreement between the Company and McDonald & Company Securities, Inc. dated April 2, 1998.

(h)	10.3	Charter Agreement between Europa Stardancer Corporation and Seven Star Charters, Inc. dated December 28,1998.

(h)	10.3.1	Agreement for Purchase and Sale of a Vessel between Europa Stardancer Corporation and Seven Star Charters, Inc. dated October 30, 1999.

(h)	10.3.2	Agreement for Purchase and Sale of a Vessel and Business Assets between Europa Cruises of Florida 2, Inc. and Stardancer Casino, Inc. dated December 30, 1999.

(h)	10.3.3	Agreement for the Purchase and Sale of a Vessel and Certain Assets between Europasky Corporation and Stardancer Casino, Inc, dated August 2, 2000.

(h)	10.3.4	Agreement for the Purchase and Sale of a Vessel between Europa Cruises of Florida 1, Inc. and Stardancer Casino, Inc. dated August 2, 2000.

(i)	10.4	Code of Ethics applicable to the Chief Executive Officer, Chief Financial Officer and Vice President of the Company.

(j)	10.5	Promissory Note between Diamondhead Casino Corporation and Gregory Harrison dated March 20, 2008.

(j)	10.5.1	Promissory Note between Diamondhead Casino Corporation and Benjamin Harrell dated March 20, 2008.

(f)	18	Letter from BDO Seidman, LLP regarding 1995 change in accounting principle.
Index to Exhibits
(a)	Previously filed as an exhibit to the Company’s Registration Statement No. 33-26256-A and incorporated by reference.

(b)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated by reference.

(c)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated by reference.

(d)	Previously filed as an exhibit to the Company’s Form S-2 Registration Statement dated August 26, 1992 and incorporated by reference.

(e)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1992 and incorporated by reference.

(f)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the years ended December 31, 1993 and 1994 and incorporated by reference.

(g)	Previously filed as an exhibit to the Company’s S-2 Registration Statement (No. 33-89014) filed January 31, 1995 and incorporated by reference.

(h)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the years ended December 31, 2000 and 1999 and incorporated by reference.

(i)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated by reference.

(j)	Attached as an Exhibit to this Annual Report

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
Exhibit 10.5
Promissory Note between Diamondhead Casino Corporation and Gregory Harrison dated March 20, 2008.
Exhibit 10.5.1
Promissory Note between Diamondhead Casino Corporation and Benjamin Harrell dated March 20, 2008.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMONDHEAD CASINO CORPORATION
DATE: March 28, 2008	By:	/s/ Deborah A. Vitale
Deborah A. Vitale, President

	By:	/s/ Robert Zimmerman
Robert Zimmerman, Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Deborah A. Vitale, President and Chairman of the Board	March 28, 2008

/s/ Gregory A. Harrison Corporate Secretary and Director	March 28, 2008

/s/ Frank E. Williams, Jr. Director	March 28, 2008

/s/ Benjamin J. Harrell Director	March 28, 2008

/s/ Carl D. Stevens Director	March 28, 2008

/s/ H. Steve Norton Director	March 28, 2008

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of:
Diamondhead Casino Corporation and Subsidiaries
We have audited the accompanying consolidated balance sheets of Diamondhead Casino Corporation and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamondhead Casino Corporation and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Diamondhead Casino Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ Friedman LLP
New York, New York
March 26, 2008

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS

Current assets
Cash	$739,831	$1,419,955
Prepaid insurance and other current assets	17,050	16,288

Total current assets	756,881	1,436,243

Property and equipment, less accumulated depreciation of $14,980 in 2007 and $14,015 in 2006	225	1,190
Land held for development (Note 3)	5,409,913	5,409,913
Other assets	26,514	26,514

	$6,193,533	$6,873,860

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$201,034	$199,909

Total current liabilities	201,034	199,909

Commitments and contingencies (Notes 3 and 7)	—	—

Stockholders’ equity (Note 4)
Preferred stock, $.01 par value; shares authorized 5,000,000, outstanding 2,122,000 ($2,591,080 aggregate liquidation preference) in 2007 and 2006	21,220	21,220
Common stock, $.001 par value; shares authorized 50,000,000, Issued: 36,477,066 in 2007, 36,217,053 in 2006, outstanding: 33,483,535 in 2007, 33,143,977 in 2006.	36,477	36,217
Additional paid-in capital	31,171,566	30,709,032
Unearned ESOP shares	(4,388,289)	(4,506,890)
Accumulated Deficit	(20,840,816)	(19,577,969)
Treasury stock, at cost, 50,346 shares	(7,659)	(7,659)

Total stockholders’ equity	5,992,499	6,673,951

	$6,193,533	$6,876,860

See accompanying notes to consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
COSTS AND EXPENSES
Administrative and General	$925,240	$1,378,067	$648,518
Stock-based Compensation	—	1,238,348	—
Depreciation and Amortization (Note 3)	965	1,671	12,365
Other	255,887	275,735	125,958

	1,182,092	2,893,821	786,841

OTHER INCOME (EXPENSE)
Dock Lease Income	—	—	130,841
Interest Earned on Invested Cash	25,941	21,742	2,670
Reversal of Sales Tax Liability	—	1,125,752	—
Interest Expense	—	—	(41,347)
Other	664	96,495	52,729

	26,605	1,243,989	144,893

NET LOSS	(1,155,487)	(1,649,832)	(641,948)

PREFERRED STOCK DIVIDENDS	(107,360)	(107,360)	(107,360)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(1,262,847)	$(1,757,192)	$(749,308)

Net loss per common share, basic and diluted	$(.038)	$(.055)	$(.025)

Weighted average number of common shares outstanding	33,376,421	32,125,425	29,892,404

See accompanying notes to consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

			Addit’l
	Preferred	Common	Paid-In	Unearned	Accumulated	Treasury
	Stock	Stock	Capital	ESOP Shares	(Deficit)	Stock	Total
Balance, January 1, 2005	$21,220	$34,166	$26,474,833	$(4,744,094)	$(17,071,469)	$(190,156)	$4,524,500
ESOP compensation			(41,842)	118,602			76,760
Issuance of common stock for:
Exercise of stock options and warrants		350	174,650				175,000
Sale of shares held in treasury			473,938			76,062	550,000
Services
Stock-based compensation
Preferred stock dividends		58	47,302		(107,360)		(60,000)
Net loss for the year	—	—	—	—	(641,948)	—	(641,948)

Balance, December 31, 2005	21,220	34,574	27,128,881	(4,625,492)	(17,820,777)	(114,094)	4,624,312

ESOP compensation			105,316	118,602			223,918
Issuance of common stock for:
Exercise of stock options and warrants		1,614	1,042,141				1,043,755
Sale of shares held in treasury			1,111,415			106,435	1,217,850
Services		13	35,587				35,600
Stock-based compensation			1,238,348				1,238,348
Preferred stock dividends		16	47,344		(107,360)		(60,000)
Net loss for the year	—	—	—	—	(1,649,832)	—	(1,649,832)

Balance, December 31, 2006	21,220	36,217	30,709,032	(4,506,890)	(19,577,969)	(7,659)	6,673,951

ESOP compensation			93,784	118,601			212,385
Issuance of common stock for:
Exercise of stock options and warrants		241	321,409				321,650
Sale of shares held in treasury
Services
Stock-based compensation
Preferred stock dividends		19	47,341		(107,360)		(60,000)
Net loss for the year	—	—	—	—	(1,155,487)	—	(1,155,487)

Balance, December 31, 2007	$21,220	$36,477	$31,171,566	$(4,388,289)	$(20,840,816)	$(7,659)	$5,992,499

See accompanying notes to consolidated financial statements

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(NOTE 10)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
OPERATING ACTIVITIES
Net loss	$(1,155,487)	$(1,649,832)	$(641,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	965	1,671	12,365
ESOP provision	212,385	223,918	76,760
Issuance of common shares for services	—	35,600	—
Issuance of stock-based compensation	—	1,238,348	—
(Increase) decrease in:
Accounts receivable	—	16,956	(10,645)
Prepaid insurance and other	(762)	3,473	13,884
(Decrease) increase in:
Accounts payable and accrued expenses	1,125	(19,708)	(41,020)
Deferred Dock Lease Income	—	—	(28,000)
Sales tax settlement liability	—	(1,125,752)	36,515

Net cash used in operating activities	(941,774)	(1,275,326)	(582,089)

INVESTING ACTIVITIES
Land development	—	(7,333)	(31,625)

Net cash used in investing activities	—	(7,333)	(31,625)

FINANCING ACTIVITIES
Proceeds from sale of common shares held in treasury	—	1,217,850	550,000
Proceeds from exercise of options and warrants to purchase common stock	321,650	1,043,755	175,000
Payment of preferred stock dividends	(60,000)	(60,000)	(60,000)

Net cash provided by financing activities	261,650	2,201,605	665,000

Net increase (decrease) in cash	(680,124)	918,946	51,286
Cash beginning of year	1,419,955	501,009	449,723

Cash end of year	$739,831	$1,419,955	$501,009

See accompanying notes to consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Business
Diamondhead Casino Corporation (the “Company”) owns a total of approximately 404.5 acres of unimproved land in Diamondhead, Mississippi on which it plans, in conjunction with one or more partners, to construct a casino resort and hotel and associated amenities. The Company officially changed its name from Europa Cruises Corporation to Diamondhead Casino Corporation in November of 2002. The Company was originally formed to principally own, operate and promote gaming vessels offering day and evening cruises in international waters.
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
The Company has had no operations since it ended its gambling cruise ship operations in 2000. The Company incurred a net loss applicable to common shareholders of $1,262,847, $1,757,192 and $749,308 for the years ending December 31, 2007, 2006 and 2005 respectively. During 2006 and 2005, the Company was able to sustain its cash position and continue to satisfy its ongoing expenses through the sale of common stock formerly held in treasury and receipt of cash from the exercise of options and warrants to purchase common stock. In 2007, the Company received a total of $321,650 from the exercise of options and warrants to purchase 241,000 shares of common stock.
Management of the Company analyzed the historical and planned future spending patterns of the Company and as of December 31, 2007, the Company may not have had sufficient cash on hand to meet budgeted on-going expenses to be incurred in the future twelve month period. However, in March 2008, the Company received a total of $261,250. The Company received $56,250 from a Director of the Company who exercised options to purchase common stock. In addition, to meet short term liquidity needs, the Vice President of the Company, who is also a Director of the Company, loaned the Company $150,000 and another Director of the Company loaned the Company $55,000. The loans were made pursuant to two Promissory Notes, the terms of which are more fully discussed in Note 10 to these financial statements. As of the date of this report, management believes that the Company has sufficient cash on hand to meet expected on-going expenses to be incurred for the year ending December 31, 2008.
The Company is currently in discussions with various parties interested in funding and/or developing all or part of the Diamondhead property. The Company is currently exploring additional opportunities for financing to meet its liquidity needs.
At December 31, 2007, the Company does not have the financial resources to develop its proposed casino resort. There can be no assurance that the Company can successfully develop its Diamondhead, Mississippi property, and in the event that the Company is unsuccessful in raising sufficient cash or finding alternative means to meet its future obligations beyond December 31, 2008, it would have a significant adverse impact on the Company’s ability to ultimately develop the property.
3. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Diamondhead Casino Corporation and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Summary of Significant Accounting Policies (continued)
Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash
The Company’s cash balances are maintained primarily in two banks and are insured up to $100,000 by the Federal Deposit Insurance Corporation for each bank.
Land Held for Development
Land held for development is carried at cost. Costs directly related to site development, such as licensing, permitting, engineering, and other costs, are capitalized.
Land development costs, which have been capitalized, consist of the following:

Land under development	$4,868,139
Licenses	77,000
Engineering and costs associated with permitting	464,774

$5,409,913

Fair Value of Financial Instruments
The carrying amounts of cash, accounts payable, and accrued expenses approximate fair value due to short term nature of the instruments.
Long-Lived Assets
The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets. No impairment existed as of December 31, 2007.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Summary of Significant Accounting Policies (continued)
Employee Stock Ownership Plan
The Company has an Employee Stock Ownership Plan (ESOP) covering substantially all employees with one or more years of service, financed by employer loans. Compensation expense is measured at the current market price of shares committed for release and such shares constitute outstanding shares for earnings per share computations. As the loans are repaid, shares are released from the ESOP and allocated to qualified employees based upon the proportion of payments made during the year to the remaining amount of payments due on the loans through maturity. Dividends, if any, are treated as follows:
(1) stock dividends on shares allocated to participant accounts shall be credited to the participant account when paid (2) cash dividends on shares allocated to participant accounts shall, at the discretion of the Administrator, be credited to the participants’ Other Investment Account or be used to reduce the indebtedness to the Company, in which case, shares bearing an equal value to the cash dividend would be allocated to participant accounts. The Company has not paid any dividends on its common stock.
Taxes on Income
Under the asset and liability method of SFAS No. 109 “Accounting for Income Taxes,” deferred tax liabilities and assets are recognized for future tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of assets and liabilities. A valuation allowance is recorded to reflect the uncertainty of realization of deferred tax assets.
Net Loss per Common Share
Basic earnings/(loss) per share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings/ (loss) per share is calculated by using the weighted average number of common shares outstanding, plus other potentially dilutive securities. Common shares outstanding consist of issued shares, including allocated and committed shares held by the ESOP trust, less shares held in treasury. Dilutive securities included stock purchase options and convertible preferred stock which totaled 3,336,000 for the year ended December 31, 2007, 3,577,000 for the year ended December 31, 2006 and 4,540,500 for the year ended December 31, 2005. The foregoing is excluded from diluted net loss per share as their effect would be antidilutive.
Segment Information
Operating segments are components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
The Company currently operates solely in one segment, development of land, which relates to planned future operations.
Stock Based Compensation
On January 1, 2006, the Company adopted SFAS 123(R) “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards either modified or granted to employees and directors based upon estimated fair values. As a result of adopting SFAS 123(R), net loss applicable to common stockholders for the year ended December 31, 2006 was $1,238,348 higher than if the Company had continued to account for stock-based compensation under APB No. 25. The impact on basic and diluted earnings per share for the year ended December 31, 2006 was a reduction of $.039 per share. There was no stock-based compensation expense recognized for the years ended December 31, 2007 and 2005.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Summary of Significant Accounting Policies (continued)
Stock Based Compensation (continued)
In determining the fair value of each option, the Black-Scholes option-pricing model, consistent with the provisions of SFAS 123(R) and SAB No.107, was used with the following weighted-average assumptions: dividend yield of zero, expected volatility of 86.45%, an average expected option life of 5 years, and an average risk-free interest rate of 4.86%. All awards were fully vested at December 31, 2006. The weighted average estimated value of employee stock options granted during the year ended December 31, 2006 was $1.91 per share.
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
Consistent with the disclosure provisions of SFAS 148 “Accounting for Stock-Based Compensation-Transition and Disclosure–an amendment to SFAS No. 123,” the Company’s net income and basic and diluted net income per share for the year ended December 31, 2005, would have been adjusted to the pro forma amounts indicated below:

Net loss applicable to common shareholders	$(749,308)
Deduct: Total stock-based compensation expense determined under fair value based method	951,213

Pro forma net loss applicable to common Shareholders	$(1,700,521)

Per share, as reported	$(.025)
Per share, pro forma	$(.057)
In determining the fair value of each option granted in 2005, the Black-Scholes option-pricing model, as prescribed by SFAS No. 123, was used with the following weighted-average assumptions: dividend yield of zero, expected volatility of 87.49%, an average expected option life of 5 years, and an average risk-free interest rate of 3.65%.
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
New Accounting Pronouncements
In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and a cumulative balance sheet approach. SAB

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Summary of Significant Accounting Policies (continued)
New Accounting Pronouncements (continued)
108 is effective for fiscal years ending after November 15, 2006. The adoption of this statement did not have any effect on the Company’s consolidated financial position, results of operations, or cash flows.
In October 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 123(R)-5, Amendment of FSP FAS 123(R)-1, (“FSP FAS 123(R)-5”) to address whether a change to an equity instrument in connection with an equity restructuring should be considered a modification for the purpose of applying FSP No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services” under FAS Statement No.123(R) (“FSP FAS 123(R)-1”). FSP FAS 123(R)-1 states that financial instruments issued to employees in exchange for past or future services are subject to the provisions of SFAS 123(R) unless the terms of the award are modified when the holder is no longer an employee. In FSP FAS 123(R)-5, the FASB staff concluded that changes to the terms of an award that are made solely due to an equity restructuring are not considered modifications as described in FSP FAS 123(R)-1 unless the fair value of the award increases, anti-dilution provisions are added, or holders of the same class of equity instruments are treated unequally. FSP FAS 123(R)-5 is effective for the first reporting period beginning after October 10, 2006. The adoption of FSP FAS 123(R)-5 did not have a material impact on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial liabilities”. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS no. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement No. 157. The Company did not adopt early implementation and is currently assessing the impact of SFAS No. 159. However, the Company does not believe the adoption of this standard will have a material effect on our consolidated financial statements.
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) — an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”
The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2007, the Company does not have a liability for unrecognized tax benefits.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Summary of Significant Accounting Policies (continued)
New Accounting Pronouncements (continued)
The Company files federal and various state income tax returns. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2003. During the periods open to examination, the Company has net operating loss (“NOL”) carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOL’s carry forwards may be utilized in future periods, they remain subject to examination until they expire.
The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement 141(R)(“SFAS 141(R)”)- Business Combinations,-revision to SFAS 141. SFAS 141(R) improves the reporting by creating greater consistency in the accounting and reporting of business combinations. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all the information they need to evaluate and understand the nature and financial effect of the business combination. The statement does not apply to the formation of a joint venture. The Statement is effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. The Company expects no immediate impact from the implementation of the Statement.
In December 2007, the FASB also issued SFAS 160, Non-Controlling Interests in Consolidated Financial Statements, an amendment to Accounting Research Bulletin No. 51 (“ARB 51”). SFAS 160 improves the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and a non-controlling interest by requiring that those transactions also be treated as equity transactions. The Statement is effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. The Company expects no immediate impact from the implementation of the Statement.
In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No.110 (SAB 110). SAB 110 expresses views regarding the use of a “simplified” method in developing an estimate of the expected term of “plain vanilla” share options in accordance with FASB 123-R, Share-Based Payment. The Staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company has not used this method in the past and does not believe SAB 110 will have a significant affect on its financial statements.
In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The Statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have an impact on the Company’s financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Stockholders’ Equity
At December 31, 2007 and 2006, the Company had a stock option plan and non-plan options, which are described below.
Non-Plan Stock Options
In February 2007, a key employee of the Company exercised an option to purchase 106,000 shares of common stock at an exercise price of $.90 per share and an officer of the Company exercised an option to purchase 35,000 shares of common stock at an exercise price of $.75 per share.
In February 2006, the President and Vice President of the Company each exercised options to purchase 100,000 shares of common stock at an exercise price of $.50 per share. In March 2006, a former Director of the Company exercised options to purchase 150,000 shares of common stock at an average exercise price of $.775 per share. Also in March 2006, another former Director of the Company exercised an option to purchase 150,000 shares of common stock at an exercise price of $.50 per share.
In April 2006, the President of the Company exercised an option to purchase 800,000 shares of common stock at an exercise price of $.50 per share and the Vice President of the Company exercised an option to purchase 75,000 shares of common stock at an exercise price of $.75 per share. In June 2006, a key employee of the Company exercised an option to purchase 63,500 shares of common stock at $.63 per share. In July 2006, a Director of the Company exercised an option to purchase 75,000 shares of common stock at $.75 per share.
In April, 2006, the Company awarded options to purchase 100,000 shares of common stock at an exercise price of $2.70 per share to each of the six Directors of the Company. On the same date, the Board of Directors awarded an option to purchase 50,000 shares of common stock at an exercise price of $2.70 per share to a key employee of the Company and awarded an option to purchase 25,000 shares of common stock at an exercise price of $2.70 per share to an Officer of the Company. For the year ended December 31, 2006, the Company recorded stock-based compensation expense of $1,238,348.
In February 2005, the Company awarded options to purchase 75,000 shares of common stock at an exercise price of $.80 per share to each of the six Directors of the Company. On the same date, the Board of Directors awarded an option to purchase 75,000 shares of common stock at an exercise price of $.80 per share to a key employee of the Company, awarded an option to purchase 50,000 shares of common stock at an exercise price of $.80 per share to an Officer of the Company and awarded an option to purchase 25,000 shares of common stock at an exercise price of $.80 per share to a Director of a subsidiary of the Company.
In October 2005, a key employee of the Company exercised an option to purchase 50,000 shares of common stock at $.50 per share, and an Officer of the Company exercised an option to purchase 25,000 shares of common stock at $.50 per share. Also, in October 2005, a former Director of the Company exercised an option to purchase 250,000 shares of common stock at $.50 per share, and a Director of a subsidiary of the Company exercised an option to purchase 25,000 shares of common stock at $.50 per share. In October 2005, an option to purchase 450,000 shares of common stock issued to the President of the Company and an option to purchase 250,000 shares of common stock issued to the Vice President of the Company, expired.
In October 2005, the Board of Directors awarded an option to purchase 450,000 shares of common stock at an exercise price of $1.25 per share to the President of the Company, and an option to purchase 250,000 shares of common stock at an exercise price of $1.25 per share to the Vice President of the Company.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Stockholders’ Equity (continued)
Stock Option Plan
On December 19, 1988, the Company adopted a stock option plan (the “Plan”) for its officers and management personnel under which options could be granted to purchase up to 1,000,000 shares of the Company’s common stock. Accordingly, the Company reserved 1,000,000 shares for issuance under the Plan. The option price may not be less than 100% of the market value of the shares on the date of the grant. The options expire within ten years from the date of grant. At December 31, 2007, no options from this plan were issued or exercised.
Accounting for Stock Options
A summary of the status of the Company’s fixed Plan and non-plan options as of December 31, 2007, 2006 and 2005, and changes during the years ended on December 31, 2007, 2006 and 2005 is presented below:

	December 31, 2007		December 31, 2006		December 31, 2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	3,181,000	$1.17	4,044,500	$.69	3,794,500	$.52
Granted	—	—	650,000	2.70	1,300,000	1.04
Exercised	(141,000)	(.86)	(1,513,500)	(.56)	(350,000)	(.50)
Expired	—	—	—	—	(700,000)	.50

Outstanding at end of year	3,040,000	$1.18	3,181,000	$1.17	4,044,500	$.69

Options exercisable at year-end	3,040,000	—	3,181,000	—	4,044,500	—
Weighted-average fair value of options granted during the year		$—		$2.70		$1.04

The following tables, summarizes information about stock options outstanding and exercisable at December 31, 2007 and 2006:

	December 31, 2007
	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average	Weighted	Number	Weighted-
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	At	Contractual	Exercise	At	Exercise
Prices	12/31/07	Life	Price	12/31/07	Price

$.30	750,000	.19	$.30	750,000	$.30
$.72 — $.80	940,000	1.51	.78	940,000	.78
$1.25	700,000	2.82	1.25	700,000	1.25
$2.70	650,000	3.28	2.70	650,000	2.70

	3,040,000			3,040,000

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Stockholders’ Equity (continued)
Accounting for Stock Options (continued)

	December 31, 2006
	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average	Weighted	Number	Weighted-
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	At	Contractual	Exercise	At	Exercise
Prices	12/31/06	Life	Price	12/31/06	Price
$.30	750,000	1.19	$.30	750,000	$.30
$.72 — $.90	1,081,000	2.34	.79	1,081,000	.79
$1.25	700,000	3.82	1.25	700,000	1.25
$2.70	650,000	4.28	2.70	650,000	2.70

	3,181,000			3,181,000

Warrants
In connection with a refinancing in 1996, the Company granted Wachovia Bank (formerly First Union National Bank of Florida) ten-year warrants to purchase an aggregate of 200,000 shares of the Company’s common stock at $2.00 per share. In February 2007, a warrant to purchase 100,000 shares of common stock was exercised. Previously, a warrant to purchase 100,000 shares of common stock was exercised in 2006.
Preferred Stock
On June 14, 1993, the Company issued 926,000 shares of $.01 par value Series S Voting, Non-Convertible Preferred Stock to Austroinvest International, Inc. in exchange for proceeds of $1,000,080. The Company pays quarterly cumulative dividends of three percent per annum on these shares.
These shares may be redeemed at the option of the Company at $1.08 per share plus $.0108 per share for each quarter that such shares are outstanding. The shares also have a $1.08 per share preference in involuntary liquidation of the Company. At December 31, 2007 and 2006, outstanding Series S preferred stock totaled 926,000 shares. No cumulative dividends were in arrears at December 31, 2007 and 2006.
On September 13, 1993, the Company issued 900,000 shares of its $.01 par value Series S-NR Voting, Non-Convertible, Non-Redeemable, Preferred Stock to Serco International Limited (a wholly-owned subsidiary of Austroinvest International, Inc.), in exchange for proceeds of $999,000. The Company pays quarterly, non-cumulative dividends of three percent per annum on these shares. Upon involuntary liquidation of the Company, the liquidation preference of each share is $1.11. At December 31, 2007, outstanding Series S-NR preferred stock totaled 900,000 shares.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Stockholders’ Equity (continued)
Preferred Stock (continued)
In March 1994, the Company offered, pursuant to Regulation S, one million units at $5.50 per unit, each unit consisting of one share of the Company’s $.001 par value common stock and two shares of the Company’s Series S-PIK Junior, cumulative, convertible, non-redeemable, non-voting $.01 par value preferred stock. Each share of Series S-PIK preferred stock is convertible into one share of the Company’s common voting stock at any time after February 15, 1995. No shares were converted during 2007 or 2006. The Series S-PIK preferred stock ranks junior to the Series S and Series S-NR preferred shares as to the distribution of assets upon liquidation, dissolution, or winding up of the Company
Upon liquidation of the Company, the S-PIK preferred stock will have a liquidation preference of $2.00 per share. A cumulative quarterly dividend of $0.04 per share is payable on Series S-PIK preferred stock. At December 31, 2007, outstanding Series S-PIK preferred stock totaled 296,000 shares.
During 2007, the Company paid $47,360 of the total preferred dividends of $107,360 with 19,013 shares of its common stock. During 2006, the Company paid $47,360 of the total preferred dividends of $107,360 with 16,746 shares of its common stock. During 2005, the Company paid $47,360 of the total preferred dividends of $107,360 with 57,560 shares of its common stock. No dividends were in arrears at December 31, 2007 or 2006.
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
Shares are allocated to the participants’ accounts in relation to repayments of the loans from the Company and 79,545 shares were released in each year of the three year period ending December 31, 2007. At December 31, 2007, 2,943,185 shares with a fair market value of $7,505,122 are unearned. At December 31, 2006, 3,022,730 shares with a fair market value of $8,554,326 are unearned.
The Company recognized net compensation expense equal to the shares allocated multiplied by the current market value of each share less any dividends received by the ESOP on unallocated shares. Compensation expense related to the ESOP amounted to $212,385 in 2007, $223,918 in 2006 and $76,760 in 2005. The unearned ESOP shares in stockholders’ equity represented deferred compensation expense to be recognized by the Company in future years as additional shares are allocated to participants.
6. Income Taxes
At December 31, 2007, the Company had net operating loss carryforwards for income taxes of approximately $18.3 million, which expire during various periods through 2027. Realization of deferred income taxes as of December 31, 2007 is not considered likely. Therefore, a valuation allowance of approximately $6 million at December 31, 2007, $6 million at December 31, 2006, and $5.2 million at December 31, 2005, was established for the entire amount of deferred tax assets relative to the net operating losses.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Commitments and Contingencies
Leases
The Company leases office space in Largo, Florida pursuant to a lease with Wyndham Office Properties, Inc. which expires July 31, 2008. The Company also leases storage facilities in Madeira Beach, Florida and offices in Diamondhead, Mississippi on a month-to month basis. Rental expenses for all facilities totaled $26,735 in 2007, $24,680 in 2006 and $17,012 in 2005.
The Company is liable for future minimum lease payments of $5,019 through July 2008.
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
Sales Tax Settlement
On November 28, 1994, the Florida Department of Revenue issued a Notice of Intent to make Sales and Use Tax Audit Changes to five subsidiaries of the Company for the period February 1, 1989 through June 30, 1994. The total proposed assessments, including estimated penalties and interest, through June 15, 1997, totaled approximately $7.4 million. In May 1997, the five subsidiaries settled this liability by entering into fifteen separate Closing Agreements with the Florida Department of Revenue. The settlements, which included all audits for the covered period, totaled approximately $1.76 million. The settlements included a payment schedule of approximately $21,000 per month which, in March 1998, was reduced, by agreement of the parties, to $10,476 per month. The settlements provided for no interest for the first 3 years and interest accruing at a rate of 6% per year for the last 4 years. A balloon payment in the amount of $964,093 was due under the agreements after the final installment was to be made on May 5, 2005. The total amount, including accrued interest, due the Florida Department of Revenue at that time amounted to $1,125,752.
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
Therefore, as of June 30, 2006, the Company has ceased to recognize the liability due the Department of Revenue in the amount of $1,125,752 and has recorded income in the same amount for the year ended December 31, 2006.
Other Arrangements
The Company has agreements with various persons and entities that would be entitled to substantial commissions if the Company enters into an agreement relating to the development of its Diamondhead property as a result of their efforts.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.	Supplemental Cash Flow
Supplemental schedules are as follows:

	2007	2006	2005
Interest paid:
Cash paid for interest	$—	$—	$1,892

Non-cash transactions:
Preferred stock dividends paid with shares of common stock	$47,360	$47,360	$47,360

9. Quarterly Financial Data (Unaudited)

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
2007
Costs and Expenses	$321,634	$318,405	$279,840	$262,213	$1,182,092
Other Income and (Expense), Net	8,123	7,391	6,033	5,058	26,605
Net (Loss)	(313,511)	(311,014)	(273,807)	(257,155)	(1,155,487)
Loss per Share	(.010)	(.010)	(.009)	(.009)	(.038)

2006
Costs and Expenses	$727,705	$1,580,499	$295,741	$289,876	$2,893,821
Other Income and (Expense), Net	4,127	1,131,358	100,875	7,629	1,243,989
Net (Loss)	(723,578)	(449,141)	(194,866)	(282,247)	(1,649,832)
Loss per Share	(.024)	(.015)	(.007)	(.009)	(.055)

2005
Costs and Expenses	$186,484	$182,613	$180,661	$237,083	$786,841
Other Income and (Expense), Net	70,752	25,446	34,787	13,908	144,893
Net (Loss)	(115,732)	(157,167)	(145,874)	(223,175)	(641,948)
Loss per Share	(.005)	(.006)	(.006)	(.008)	(.025)
10. Subsequent Events
In March 2008, a Director of the Company exercised an option to purchase 75,000 shares of common stock at an exercise price of $.75 per share by tendering $56,250 to the Company.
In March 2008, the Company borrowed $205,000 from two Directors to meet its short term liquidity needs pursuant to the terms of two promissory notes. The first note provides for the repayment of $150,000 to the Vice-President of the Company, who is also a Director of the Company. The second note provides for the repayment of $55,000 to a Director of the Company. Both loans are due and payable on or before May 1, 2009 and provide for interest at the rate of 9% per annum. Both loans are unsecured.