Form 10-Q
period 2008-03-31
DIAMONDHEAD CASINO CORP
filed 2008-05-12
CIK 844887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of shares outstanding as of May 4, 2008: 33,683,929.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Three Months Ended
	March 31
	2008	2007
Costs and Expenses:
General and Administrative	$207,392	$259,616
Stock-based Compensation	2,072,927	—
Other	50,185	62,018

	2,330,504	321,634

Other Income (Expense)
Interest Earned On Invested Cash	2,175	8,123
Interest Expense	(242)	—

	1,933	8,123

Net Loss	(2,328,571)	(313,511)
Preferred Stock Dividends	(26,840)	(26,840)

Net Loss Applicable to Common Stockholders	$(2,355,411)	$(340,351)

Net Loss per Common Share Applicable to Common Stockholders Basic and Diluted	$(.070)	$(.010)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	33,490,164	33,183,939

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash	$725,627	$739,831
Other Current Assets	15,221	17,050

Total Current Assets	740,848	756,881

Equipment and Fixtures, Less Accumulated Depreciation	165	225
Land Held for Development	5,409,913	5,409,913
Long Term Receivable and Other	26,514	26,514

	$6,177,440	$6,193,533

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$156,550	$201,034

Total Current Liabilities	156,550	201.034

Notes payable to Directors	80,000	—
Contingencies	—	—

Stockholders’ Equity:
Preferred Stock: $.01 par value; shares authorized: 5,000,000, outstanding: 2,122,000, ($2,591,080 aggregate liquidation preference at March 31, 2008 and December 31, 2007)	21,220	21,220
Common Stock: $.001 par value; shares authorized: 50,000,000, issued: 36,657,573 at March 31, 2008 and 36,477,066 at December 31, 2007, outstanding: 33,683,929 at March 31, 2008 and 33,483,535 at December 31, 2007	36,658	36,477
Additional Paid-In-Capital	33,445,537	31,171,566
Unearned ESOP Shares	(4,358,639)	(4,388,289)
Accumulated Deficit	(23,196,227)	(20,840,816)
Treasury Stock, at Cost, 50,346 Shares	(7,659)	(7,659)

Total Stockholders’ Equity	5,940,890	5,992,499

	$6,177,440	$6,193,533

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2008	2007
Operating Activities:
Net Loss	$(2,328,571)	$(313,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	60	243
Release of ESOP Shares	37,785	49,718
Issuance of stock-based compensation	2,072,927	—

Increase (Decrease) in:
Other Current Assets	1,829	(9,484)

(Decrease) in:
Accounts Payable and Accrued Liabilities	(59,484)	(38,645)

Net cash used in Operating Activities:	(275,454)	(311,679)

Financing Activities:
Proceeds from issuance of Notes payable to Directors	205,000
Proceeds from exercise of options to purchase common stock	56,250	321,650
Payment of Preferred Stock dividends	—	(15,000)

Net cash provided by Financing Activities	261,250	306,650

Net decrease in cash	(14,204)	(5,029)

Cash beginning of period	739,831	1,419,955

Cash end of period	$725,627	$1,414,926

Non-Cash Financing Activity:
Stock issued to satisfy note payable to Director	$125,000	$—

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1.  Basis of Presentation
These condensed consolidated financial statements contain unaudited information as of March 31, 2008 and for the three-month periods ended March 31, 2008 and 2007. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with our audited consolidated financial statements and the related notes thereto. The financial information as of December 31, 2007 is derived from our 2007 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2007 Annual Report on Form 10-K. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.
Note 2. Liquidity
The Company has had no operations since it ended its gambling cruise ship operations in 2000. Since that time, the Company has concentrated its efforts on the development of its Diamondhead, Mississippi property. That development is dependent upon the Company obtaining the necessary capital, in conjunction with one or more partners, through either equity and/or debt financing, to master plan, obtain permits for, and construct a casino resort.
The Company generates no revenues and incurred a net loss applicable to common shareholders of $2,355,411 and $340,351 for the three months ended March 31, 2008 and 2007 respectively. The Company has been dependent over the past two years on raising cash to meet its on-going costs and expenses through the sale of its equity securities. During the three months ended March 31, 2008, the Company received $56,250 from the exercise of an option to purchase 75,000 shares of common stock by a Director of the Company. In addition, the Company raised $205,000 through unsecured borrowing pursuant to the terms of two promissory notes issued to two other Directors of the Company. At March 31, 2008, the Company had cash on hand totaling $725,627 which management does not believe is sufficient to meet on-going costs and expenses through the next twelve months. If the Company is unsuccessful in raising enough cash to fund future costs and expenses incurred, it could have an adverse effect on its ability to ultimately develop the Diamondhead, Mississippi property.
As reported in the past, the Company continues to discuss funding and/or development of all or part of the Diamondhead property with various interested parties. However, to date, the Company has not entered into an agreement acceptable to the Company for funding or development of the property.
At March 31, 2008, the Company does not have the financial resources to develop a casino resort. There can be no assurance that the Company can successfully develop any of its Diamondhead, Mississippi property, and in the event that the Company is unsuccessful in raising sufficient cash or finding alternative means to meet its future obligations, this would have a significant adverse impact on the Company’s ability to ultimately develop the property.

Note 3. Net Loss per Common Share
Net loss per common share applicable to common stockholders is based on the net loss applicable to common stockholders divided by the weighted average number of common shares outstanding during each period. Common shares outstanding consist of issued shares, including allocated and committed shares held by the ESOP trust, less shares held in treasury.
Basic net loss per share applicable to common stockholders is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is calculated by using the weighted average number of common shares outstanding plus other potentially dilutive securities. As of March 31, 2008 and 2007, dilutive securities included 3,161,000 and 3,336,000, respectively of potential additional common shares consisting of stock purchase options and convertible preferred stock. The foregoing potentially dilutive securities are excluded from diluted net loss per share applicable to common stockholders as their effect would be antidilutive.

	March 31, 2008	December 31, 2007
Common Shares outstanding includes:
Issued Shares	36,657,573	36,477,066
Less: Treasury Shares	(50,346)	(50,346)
Unallocated, uncommitted ESOP Shares	(2,923,298)	(2,943,185)

Outstanding Shares	33,683,929	33,483,535

Note 4. Recent Accounting Pronouncements
In June 2007, the FASB ratified the consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007 (fiscal year 2008 for the Company). We adopted EITF 06-11 effective January 1, 2008, and it did not have any impact on our condensed consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Upon adoption of SFAS 159, we did not elect the SFAS 159 option for our existing financial assets and liabilities and, therefore, adoption of SFAS 159 did not have any impact on our condensed consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. For financial assets and liabilities, SFAS No. 157 is effective for us beginning January 1, 2008. In February 2008, the FASB deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1,

2009. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities measured at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial statements. See Note 5 for information and related disclosures.
Note 5. Fair Value Measurements
In the first quarter of 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2: Input other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
Level 3: Unobservable input that reflects our own assumptions.
The Company chose not to elect the fair value option as prescribed by FASB SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, for its financial assets and liabilities that had not been previously carried at fair value. Therefore, the Company’s long term receivable and notes payable to directors not carried at fair value are reported at their carrying values.
Note 6. Promissory Notes Due Directors
In March 2008, the Company borrowed $205,000 from two Directors to meet its short term liquidity needs pursuant to the terms of two promissory notes. The first note provides for the repayment of $150,000 to the Vice President of the Company, who is also a Director of the Company. The second note provides for the repayment of $55,000 to a Director of the Company. Both loans are due and payable on or before May 1, 2009 and provide for interest at the rate of 9% per annum. Both loans are unsecured.
On March 28, 2008, the Vice President of the Company who had previously loaned the Company $150,000 pursuant to a promissory note, exercised an option to purchase 100,000 shares of common stock at an exercise price of $1.25 per share using the amount owed him pursuant to the foregoing promissory note as payment for the exercise price. The remaining debt on the two promissory notes was $80,000 at March 31, 2008.

Note 7. Stock-Based Compensation
On January 1, 2006, the Company adopted SFAS 123(R) “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards either modified or granted to employees and directors based upon estimated fair values. As a result of a modification to all outstanding option grants originally issued in 2003, net loss applicable to common stockholders for the three months ended March 31, 2008 was $2,072,927 higher than if the Company had continued to account for stock-based compensation under APB No. 25. The impact on basic and diluted loss per share for the three months ended March 31, 2008 was an increase of $.062 per share. There was no stock-based compensation expense recognized for the three months ended March 31, 2007.
In determining the fair value of each option, the Black-Scholes option-pricing model, consistent with the provisions of SFAS 123(R) and SAB No.107, was used. In the case of a modification, the valuation at the modification date in excess of the valuation at the original grant date is expensed. The valuation was determined using the following weighted-average assumptions: dividend yield of zero, expected volatility ranging from 49.25% to 96.10%, an average expected option life of 5.07 years or the actual life if the option was exercised post modification date, and average risk-free interest rates ranging from 2.31% to 2.82%. All awards were fully vested at March 31, 2008.
Note 8. Contingency
On November 28, 1994, the Florida Department of Revenue issued a Notice of Intent to make Sales and Use Tax Audit Changes to five subsidiaries of the Company for the period February 1, 1989 through June 30, 1994. The total proposed assessments, including estimated penalties and interest, through June 15, 1997, totaled approximately $7.4 million. As of May 2005, the subsidiaries ceased all payments regarding the assessments and the total amount, including accrued interest, due the Florida Department of Revenue amounted to $1,125,752.
The five subsidiaries which were the subjects of the assessment are no longer operating, have no assets, and are unable to make further payments pursuant to their respective Closing Agreements. The parent corporation did not guarantee the payments under these settlement agreements. On May 18, 2006, the Company received correspondence from the Florida Department of Revenue stating that the Department had filed tax warrants with respect to the amounts owed by the subsidiaries in question and had placed these warrants as uncollectible and no further collection efforts would be pursued by the Florida Department of Revenue.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section should be read together with “Management’s Discussion and Analysis of Financial Condition and Plan of Operation” and the Consolidated Financial Statements and related notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as well as the condensed consolidated financial statements for the three months ended March 31, 2008 and accompanying notes included elsewhere in this document.
The Company’s current priority is the development of a casino resort on its 404-acre property located on the Bay of St. Louis in Diamondhead, Mississippi. The Company’s management, financial resources and assets will be devoted towards the development of this property. There can be no assurance that the property can be developed or, that if developed, the project will be successful.

The Company has had no operations since it ended its gambling cruise ship operations in 2000 and incurred a net loss applicable to common shareholders of $2,355,411 and $340,351 for the three months ended March 31, 2008 and 2007 respectively. The increased loss was primarily attributable to a charge for stock-based compensation in the amount of $2,072,927 as a result of extending the terms of outstanding stock options during the first quarter of 2008.
Over the past two years, the Company has been dependent on raising cash through the sale of its equity securities to meet its on-going costs and expenses. The Company generates no revenues, expects to continue to incur losses form its on-going costs and expenses, and at March 31, 2008 had an accumulated deficit of $23,196,227. During the three months ended March 31, 2008, the Company received cash in the amount of $56,250 from the exercise of an option to purchase 75,000 shares of common stock by a Director of the Company and raised an additional $205,000 through unsecured borrowing pursuant to the terms of two promissory notes issued to two other Directors of the Company. At March 31, 2008, the Company had cash on hand totaling $725,627 which management does not believe is sufficient to meet on-going costs and expenses through the next twelve months. If the Company is unsuccessful in raising enough cash to fund future costs and expenses, it could have an adverse effect on its ability to ultimately develop the Diamondhead, Mississippi property.
As disclosed in previous reports, the Company continues to discuss funding and/or development of all or part of the Diamondhead property with various interested parties. However, to date, the Company has not entered into an agreement acceptable to the Company for funding or development of the property.
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

Off Balance Sheet Arrangements:
Permits
On October 17, 2005, Mississippi passed new legislation which allows casinos in certain statutorily-described-areas to be built on land up to 800 feet from the mean high water line of certain bodies of water, including Bay St. Louis. Given the fact that the Company intends to take advantage of the new law and construct its casino resort on land rather than in, on, or above the water, the extent to which various permits, authorizations, and approvals, as well as studies and assessments in support thereof, will be required is unknown at this point. The Company believes that permitting for the project and plans for ultimate development will require significant capital expenditures for engineering, architectural, accounting, and legal services. The amount ultimately required is unknown at this time, but the Company does not have sufficient funds required for this purpose.
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
The Diamondhead, Mississippi property was last appraised on or about August 4, 2003, by J. Daniel Schroeder Appraisal Company at $108,900,000. The appraisal was subject to certain material assumptions and was predicated on the site being fully permitted and zoned as a legally permissible, water-based casino site. In addition, the Company rejected an offer to purchase the entire 404 acre site for $100 million in July 2007 not being in the best interest of the shareholders.
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
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under FASB 123(R) for the three months ended March 31, 2008 was $2,072,927 which consisted of stock-based compensation expense relating to modifications of prior non-qualified stock option awards. There was no stock-based compensation expense related to employee equity awards and employee stock purchases recognized during the three months ended March 31, 2007.
SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant, or modification of a grant, using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s condensed consolidated statement of loss. Prior to the adoption of SFAS 123(R), the Company accounted for employee equity awards and employee stock purchases using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s condensed consolidated statement of loss because the exercise price of the Company’s stock options granted to employees and directors was equal to or less than the fair market value of the underlying stock at the date of grant.
Stock-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Since all outstanding option contracts are fully vested, no forfeitures have been estimated.
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
Fair Value Measurements
In the first quarter of 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2: Input other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
Level 3: Unobservable input that reflects our own assumptions.
The Company chose not to elect the fair value option as prescribed by FASB SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, for its financial assets and liabilities that had not been previously carried at fair value. Therefore, the Company’s long term receivable and notes payable to directors not carried at fair value are reported at their carrying values.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Upon adoption of SFAS 159, we did not elect the SFAS 159 option for our existing financial assets and liabilities and, therefore, adoption of SFAS 159 did not have any impact on our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
The Company currently is not subject to any trading or non-trading market risk-sensitive instruments. The notes payable to Directors listed on the Company’s balance sheet are at a fixed interest rate and, therefore, not market risk-sensitive.
Item 4. Controls and Procedures
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
As of March 31, 2008, the Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
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
Item 1. Legal Proceedings
None.
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
The gaming industry is characterized by intense competition. Many companies, with which the Company will compete, are substantially larger and have significantly greater resources than the Company. Furthermore, it is likely that other competitors will emerge in the future. Assuming the Company is successful in constructing a casino resort, the success of the project will be subject to risks and uncertainties, including but not limited to those relating to local, national, and worldwide competition, including competition with Native American casinos which enjoy significant tax advantages. The Company will also be subject to operational risks, including but not limited to those relating to operations in general, insurance coverage problems unique to the area in which the property is located, weather-

related problems including hurricanes and floods and labor-related problems unique to the area. The operation will also be subject to risks relating to security, licensing and suitability findings unique to the gaming industry. In addition, the market in which the Company will operate is evolving and uncertain due to Hurricane Katrina. Moreover, while the Company previously operated gambling ships, the Company has never operated a hotel or land-based casino. The Company’s proposed operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the absence of an operating history.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 17, 2008, Frank E. Williams, Jr., a Director of the Company, exercised an option to purchase 75,000 common shares at an exercise price of $ .75 per share by tendering $56,250 to the Company.
On March 28, 2008, the Vice President of the Company who had previously loaned the Company $150,000 pursuant to a promissory note, exercised an option to purchase 100,000 shares of common stock at an exercise price of $1.25 per share using the amount owed him pursuant to the foregoing promissory note as payment for the exercise price.
Item. 3. Default Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits
A complete index of exhibits previously filed by the Registrant can be accessed under Item 13 in the Registrant’s Form 10-K for the year ending December 31, 2007 and is incorporated herein by reference.
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

DIAMONDHEAD CASINO CORPORATION

DATE: May 12, 2008	By:	/s/ Deborah A. Vitale
Deborah A. Vitale
President

	By:	/s/ Robert L. Zimmerman
Robert L. Zimmerman
Chief Financial Officer