Form 10-Q
period 2008-06-30
DIAMONDHEAD CASINO CORP
filed 2008-08-11
CIK 844887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Registrant’s telephone number, including area code: 727/674-0055
     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of shares outstanding as of August 1, 2008: 33,746,987.

i

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Three Months Ended
	June 30
	2008	2007
Costs and Expenses:
General and Administrative	$232,553	$251,475
Other	50,083	66,930

	282,636	318,405

Other Income (Expense)
Interest Earned On Invested Cash	1,211	7,391
Interest Expense	(1,550)	—

	(339)	7,391

Net Loss	(282,975)	(311,014)
Preferred Stock Dividends	(25,400)	(26,840)

Net Loss Applicable to Common Stockholders	$(308,375)	$(337,854)

Net Loss per Common Share Applicable to Common Stockholders
Basic and Diluted	$(.009)	$(.010)

Weighted Average Number of Common Shares Outstanding,
Basic and Diluted	33,702,558	33,414,852

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Six Months Ended
	June 30
	2008	2007
Costs and Expenses:
General and Administrative	$439,945	$511,091
Stock-based Compensation	2,072,927	—
Other	100,268	128,948

	2,613,140	640,039

Other Income (Expense)
Interest Earned On Invested Cash	3,386	15,514
Interest Expense	(1,792)	—

	1,594	15,514

Net Loss	(2,611,546)	(624,525)
Preferred Stock Dividends	(52,240)	(53,680)

Net Loss Applicable to Common Stockholders	$(2,663,786)	$(678,205)

Net Loss per Common Share Applicable to Common Stockholders
Basic and Diluted	$(.079)	$(.020)

Weighted Average Number of Common Shares Outstanding,
Basic and Diluted	33,596,361	33,299,396

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2008	December 31, 2007

ASSETS
Current Assets:
Cash	$418,812	$739,831
Other Current Assets	7,987	17,050

Total Current Assets	426,799	756,881

Equipment and Fixtures, Less Accumulated Depreciation	105	225
Land Held for Development	5,409,913	5,409,913
Long Term Receivable and Other	26,514	26,514

	$5,863,331	$6,193,533

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Note payable to Director	$55,000	$—
Accounts Payable and Accrued Liabilities	138,032	201,034

Total Current Liabilities	193,032	201.034

Contingencies	—	—

Stockholders’ Equity:
Preferred Stock: $.01 par value; shares authorized: 5,000,000, outstanding: 2,086,000 at June 30, 2008; 2,122,000 at December 31, 2007: (aggregate liquidation preference $2,519,080 at June 30, 2008 and $2,591,080 at December 31, 2007)	20,860	21,220
Common Stock: $.001 par value; shares authorized: 50,000,000, issued: 36,693,573 at June 30, 2008 and 36,477,066 at December 31, 2007, outstanding: 33,739,815 at June 30, 2008 and 33,483,535 at December 31, 2007	36,694	36,477
Additional Paid-In-Capital	33,453,994	31,171,566
Unearned ESOP Shares	(4,328,989)	(4,388,289)
Accumulated Deficit	(23,504,601)	(20,840,816)
Treasury Stock, at Cost, 50,346 Shares	(7,659)	(7,659)

Total Stockholders’ Equity	5,670,299	5,992,499

	$5,863,331	$6,193,533

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
	2008	2007
Operating Activities:
Net Loss	$(2,611,546)	$(624,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	120	486
Release of ESOP Shares	75,568	105,398
Stock-based compensation	2,072,927	—

Decrease in:
Other Current Assets	9,063	6,147

(Decrease) in:
Accounts Payable and Accrued Liabilities	(73,401)	(48,857)

Net cash used in Operating Activities	(527,269)	(561,351)

Financing Activities:
Proceeds from issuance of Notes payable to Directors	205,000	—
Payment of Note payable to Director	(25,000)	—
Proceeds from exercise of options to purchase common stock	56,250	321,650
Payment of Preferred Stock dividends	(30,000)	(15,000)

Net cash provided by Financing Activities	206,250	306,650

Net decrease in cash	(321,019)	(254,701)

Cash beginning of period	739,831	1,419,955

Cash end of period	$418,812	$1,165,254

Non-Cash transactions:
Stock issued to satisfy Note payable to Director	$125,000	$—

Preferred stock dividends paid with common stock	$22,240	$23,680

Conversion of 36,000 shares of preferred stock to common	$—	$—

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2008, the Company had an accumulated deficit of $23,504,601 and has experienced continuing net losses and negative cash flows. These condensed consolidated financial statements contain unaudited information as of June 30, 2008 and for the six-month periods ended June 30, 2008 and 2007. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with our audited consolidated financial statements and the related notes thereto. The financial information as of December 31, 2007 is derived from our 2007 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2007 Annual Report on Form 10-K. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.
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
The Company generates no revenues and incurred a net loss applicable to common stockholders of $2,663,786 and $678,205 for the six months ended June 30, 2008 and 2007 respectively. The Company has been dependent over the past two years on raising cash to meet its on-going costs and expenses through the sale of its equity securities. During the six months ended June 30, 2008, the Company received $56,250 from the exercise of an option to purchase 75,000 shares of common stock by a Director of the Company. In addition, the Company raised $205,000 through unsecured borrowing pursuant to the terms of two promissory notes issued to two other Directors of the Company. At June 30, 2008, the Company had cash on hand totaling $418,812 which management does not believe is sufficient to meet currently budgeted on-going costs and expenses through the next twelve months. In addition, management expects legal fees and expenses to increase in future months in excess of currently budgeted amounts for a variety of reasons relating to a potential joint venture partnership, increased use of outside securities and corporate counsel for advice and guidance, and for the provision of certain legal services previously performed by the Company’s President. It is management’s belief that these circumstances may hinder the Company’s ability to continue as a going concern.
On June 23, 2008, the Company signed a non-binding Letter of Intent with Casinos Austria International Holding, GMBH (“CAI”). The Company agreed that it would not enter into any other agreement with respect to the development of a casino resort with any other person or entity for a period of ninety days following the execution of the Agreement.

At June 30, 2008, the Company does not have the financial resources to develop a casino resort. There can be no assurance that the Company can successfully develop any of its Diamondhead, Mississippi property, and in the event that the Company is unsuccessful in raising sufficient cash or finding alternative means to meet its future obligations, it may have a significant adverse impact on the Company’s ability to ultimately develop the property.
Note 3. Net Loss per Common Share
Net loss per common share applicable to common stockholders is based on the net loss applicable to common stockholders divided by the weighted average number of common shares outstanding during each period. Common shares outstanding consist of issued shares, including allocated and committed shares held by the ESOP trust, less shares held in treasury.
Basic net loss per share applicable to common stockholders is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is calculated by using the weighted average number of common shares outstanding plus other potentially dilutive securities. As of June 30, 2008 and 2007, dilutive securities included 3,125,000 and 3,336,000 respectively of potential, additional common shares, consisting of stock purchase options and convertible preferred stock. The foregoing potentially dilutive securities are excluded from diluted net loss per share applicable to common stockholders as their effect would be antidilutive.

	June 30, 2008	December 31, 2007
Common Shares outstanding includes:
Issued Shares	36,693,573	36,477,066
Less: Treasury Shares	(50,346)	(50,346)
Unallocated, uncommitted ESOP Shares	(2,903,412)	(2,943,185)

Outstanding Shares	33,739,815	33,483,535

Note 4. Recent Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States. The statement highlights the fact that the entity, as opposed to its’ auditors, are responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The statement becomes effective 60 days following the Securities and Exchange Commission’s approval by the Public Company Accounting Oversight Board approval of amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”
In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial statements.

Note 5. Fair Value Measurements
In the first quarter of 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements. SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
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
The Company chose not to elect the fair value option as prescribed by FASB SFAS No. 159, “The Fair Value Option For Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”, for its financial assets and liabilities that had not been previously carried at fair value. Therefore, the Company’s long term receivable and notes payable to directors are not carried at fair value but are reported at their carrying values.
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
On March 28, 2008, the Vice President of the Company, who had previously loaned the Company $150,000 pursuant to a promissory note, exercised an option to purchase 100,000 shares of common stock at an exercise price of $1.25 per share using the amount owed him pursuant to the foregoing promissory note as payment for the exercise price. The remaining balance on this note was retired in the second quarter of 2008 leaving a note in the amount of $55,000 outstanding at June 30, 2008.

Note 7. Stock-Based Compensation
On January 1, 2006, the Company adopted SFAS 123(R) “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards either modified or granted to employees and directors based upon estimated fair values. As a result of a modification to all outstanding option grants originally issued in 2003, net loss applicable to common stockholders for the six months ended June 30, 2008 was $2,072,927 higher than if the Company had continued to account for stock-based compensation under APB No. 25. The impact on basic and diluted loss per share for the six months ended June 30, 2008 was an increase of $.062 per share. There was no stock-based compensation expense recognized for the six months ended June 30, 2007.
In determining the fair value of each option, the Black-Scholes option-pricing model, consistent with the provisions of SFAS 123(R) and SAB No.107, was used. In the case of a modification, the valuation at the modification date in excess of the valuation at the original grant date is expensed. The valuation was determined using the following weighted-average assumptions: dividend yield of zero, expected volatility ranging from 49.25% to 96.10%, an average expected option life of 5.07 years or the actual life if the option was exercised post modification date, and average risk-free interest rates ranging from 2.31% to 2.82%. All awards were fully vested at June 30, 2008.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section should be read together with “Management’s Discussion and Analysis of Financial Condition and Plan of Operation” and the Consolidated Financial Statements and related notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as well as the condensed consolidated financial statements for the six months ended June 30, 2008 and accompanying notes included elsewhere in this document.
The Company’s current priority is the development of a casino resort on its 404-acre property located on the Bay of St. Louis in Diamondhead, Mississippi. The Company’s management, financial resources and assets will be devoted towards the development of this property. There can be no assurance that the property can be developed or, that if developed, the project will be successful.
The Company has had no operations since it ended its gambling cruise ship operations in 2000 and incurred a net loss applicable to common stockholders of $2,663,786 and $678,205 for the six months ended June 30, 2008 and 2007 respectively. The increased loss was primarily attributable to a charge for stock-based compensation in the amount of $2,072,927 as a result of extending the terms of outstanding stock options during the first quarter of 2008.
Over the past two years, the Company has been dependent on raising cash through the sale of its equity securities to meet its on-going costs and expenses. The Company generates no revenues, expects to continue to incur losses form its on-going costs and expenses, and at June 30, 2008 had an accumulated deficit of $23,504,601. During the six months ended June 30, 2008, the Company received cash in the amount of $56,250 from the exercise of an option to purchase 75,000 shares of common stock by a Director of the Company and raised an additional $205,000 through unsecured borrowing pursuant to the terms of two promissory notes issued to two other Directors of the Company. At June 30, 2008, the Company had cash on hand totaling $418,812 which management does not believe is sufficient to meet currently budgeted on-going costs and expenses through the next twelve months. In addition, management expects legal fees and expenses to increase in future months in excess of currently budgeted amounts for a variety of reasons relating to a potential joint venture partnership, increased use of outside securities and corporate counsel for advice and guidance, and for the provision of certain legal services previously performed by the Company’s President. It is management’s belief that these circumstances may hinder the Company’s ability to continue as a going concern.
On June 23, 2008, the Company announced it had signed a non-binding Letter of Intent with Casinos Austria International Holding, GMBH (“CAI”). The Company agreed that it would not enter into any other agreement with respect to the development of a casino resort with any other person or entity for a period of ninety days following the execution of the Agreement.
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

Off Balance Sheet Arrangements:
Non-Binding Letter of Intent
On June 23, 2008, the Company signed a non-binding Letter of Intent with Casinos Austria International Holding, GMBH (“CAI”). The Company agreed that it would not enter into any other agreement with respect to the development of a casino resort with any other person or entity for a period of ninety days following the execution of the Agreement.
Transaction Fee
The Registrant has agreed to pay an unrelated third party a transaction fee contingent on the consummation of a definitive joint venture agreement with CAI.
The transaction fee is defined as a percentage of aggregate gross third party contributions consisting of the total value of all cash, notes, securities, assets and other property directly or indirectly paid, payable, contributed or to be contributed, transferred, invested or committed to the Company or the Joint Venture by one or more potential investors (not including the Company) plus the gross proceeds of any public offering or private placement of securities of the Company or the Joint Venture and the total value of any bank financing or other project financing of the Company or Joint Venture as a result of the unrelated third party’s efforts in connection with the potential transaction with CAI. Unless otherwise renegotiated in regard to the potential joint venture with CAI, the percentage fee is based on a sliding scale of aggregate gross third party contributions calculated as follows:

Less than or equal to $50 million	3% of such amount
Greater than $50 million and less than or equal to $100 million	$1.5 million
Greater than $100 million	$1.5 million; plus
next $100 million	1.5% of such amount; plus
next $200 million	1.00 % of such amount; plus
in excess of $400 million	0.75 % of such amount
Payment of the transaction fee is contingent on execution of a definitive agreement and payment of the aggregate gross third party contribution to the Company and/or the Joint Venture formed for the transaction.
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
The Diamondhead, Mississippi property was last appraised on or about August 4, 2003, by J. Daniel Schroeder Appraisal Company at $108,900,000. The appraisal was subject to certain material assumptions and was predicated on the site being fully permitted and zoned as a legally permissible, water-based casino site. In addition, the Company rejected an offer to purchase the entire 404 acre site for $100 million in July 2007 as not being in the best interest of the shareholders.
Management believes that use of the property as a gaming site represents the highest and best use of the property and provides for the greatest potential for shareholder value. In the event the Company was unable to obtain all of the permits required to develop a casino resort, the property could be used for other commercial or residential purposes.
Stock Based Compensation Expense
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards modified or granted to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006.
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under FASB 123(R) for the six months ended June 30, 2008 was $2,072,927 which consisted of stock-based compensation expense relating to modifications of prior non-qualified stock option awards. There was no stock-based compensation expense related to employee equity awards and employee stock purchases recognized during the six months ended June 30, 2007.
SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant, or modification of a grant, using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s condensed consolidated statement of loss. Prior to the adoption of SFAS 123(R), the Company accounted for employee equity awards and employee stock purchases using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards

No.123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s condensed consolidated statement of loss because the exercise price of the Company’s stock options granted to employees and directors was equal to or less than the fair market value of the underlying stock at the date of grant.
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
Fair Value Measurements
In the first quarter of 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
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
The Company chose not to elect the fair value option as prescribed by FASB SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities — Including an Amendment of FASB

Statement No. 115, for its financial assets and liabilities that had not been previously carried at fair value. Therefore, the Company’s long term receivable and notes payable to directors are not carried at fair value but are reported at their carrying values.
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
As of June 30, 2008, the Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
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
On June 23, 2008, the Company signed a non-binding Letter of Intent with Casinos Austria International Holding, GMBH (“CAI”). The Company agreed that it would not enter into any other agreement with respect to the development of a casino resort with any other person or entity for a period of ninety days following the execution of the Agreement. The Letter of Intent is not a binding agreement nor does it create a joint venture between the parties nor does it impose an enforceable duty or obligation on the parties to enter into a joint venture agreement. There can be no assurance that at the completion of the due diligence period a mutually acceptable joint venture agreement will be signed.
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
While the Company is not currently engaged in litigation, the Company is always subject to risks associated with contract-related, employee-related, environmental-related and other litigation. Any such litigation would likely be expensive and time-consuming.
The foregoing are not intended to encompass and do not encompass every risk or uncertainty associated with investment in the Company. The Company may be affected by some or all of the foregoing and other risks and uncertainties, many of which are beyond the Company’s control.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 17, 2008, a Director of the Company exercised an option to purchase 75,000 common shares at an exercise price of $.75 per share by tendering $56,250 to the Company.
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

DIAMONDHEAD CASINO CORPORATION
DATE: August 11, 2008	/s/ Deborah A. Vitale
	By:	Deborah A. Vitale
President

/s/ Robert L. Zimmerman
	By:	Robert L. Zimmerman
Chief Financial Officer