Form 10-Q
period 2008-09-30
DIAMONDHEAD CASINO CORP
filed 2008-11-10
CIK 844887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of shares outstanding as of November 3, 2008: 33,797,815.

i

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Three Months Ended
	September 30
	2008	2007
Costs and Expenses:
General and Administrative	$191,041	$212,312
Other	48,195	67,528

	239,236	279,840

Other Income (Expense)
Interest Earned On Invested Cash	346	6,033
Interest Expense	(1,249)	—

	(903)	6,033

Net Loss	(240,139)	(273,807)
Preferred Stock Dividends	(25,400)	(26,840)

Net Loss Applicable to Common Stockholders	$(265,539)	$(300,647)

Net Loss per Common Share Applicable to Common Stockholders
Basic and Diluted	$(.008)	$(.009)

Weighted Average Number of Common Shares Outstanding,
Basic and Diluted	33,759,559	33,441,351

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Nine Months Ended
	September 30
	2008	2007
Costs and Expenses:
General and Administrative	$630,986	$723,403
Stock-based Compensation	2,072,927	—
Other	148,463	196,476

	2,852,376	919,879

Other Income (Expense)
Interest Earned On Invested Cash	3,732	21,547
Interest Expense	(3,041)	—

	691	21,547

Net Loss	(2,851,685)	(898,332)
Preferred Stock Dividends	(77,640)	(80,520)

Net Loss Applicable to Common Stockholders	$(2,929,325)	$(978,852)

Net Loss per Common Share Applicable to Common Stockholders
Basic and Diluted	$(.087)	$(.029)

Weighted Average Number of Common Shares Outstanding,
Basic and Diluted	33,661,205	33,346,714

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash	$262,940	$739,831
Other Current Assets	4,038	17,050

Total Current Assets	266,978	756,881

Equipment and Fixtures, Less Accumulated Depreciation	45	225
Land Held for Development	5,409,913	5,409,913
Long Term Receivable and Other	26,514	26,514

	$5,703,450	$6,193,533

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Note payable to Director	$55,000	$—
Accounts Payable and Accrued Liabilities	168,346	201,034

Total Current Liabilities	223,346	201.034

Contingencies	—	—

Stockholders’ Equity:
Preferred Stock: $.01 par value; shares authorized: 5,000,000, outstanding: 2,086,000 at September 30, 2008; 2,122,000 at December 31, 2007: (aggregate liquidation preference $2,519,080 at September 30, 2008 and $2,591,080 at December 31, 2007)	20,860	21,220
Common Stock: $.001 par value; shares authorized: 50,000,000, issued: 36,731,687 at September 30, 2008 and 36,477,066 at December 31, 2007, outstanding: 33,797,815 at September 30, 2008 and 33,483,535 at December 31, 2007	36,732	36,477
Additional Paid-In-Capital	33,499,651	31,171,566
Unearned ESOP Shares	(4,299,339)	(4,388,289)
Accumulated Deficit	(23,770,141)	(20,840,816)
Treasury Stock, at Cost, 50,346 Shares	(7,659)	(7,659)

Total Stockholders’ Equity	5,480,104	5,992,499

	$5,703,450	$6,193,533

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2008	2007
Operating Activities:
Net Loss	$(2,851,685)	$(898,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	180	729
Release of ESOP Shares	111,363	161,676
Stock-based compensation	2,072,927	—

Decrease in:
Other Current Assets	13,012	7,618

(Decrease) in:
Accounts Payable and Accrued Liabilities	(47,688)	(34,413)

Net cash used in Operating Activities	(701,891)	(762,722)

Financing Activities:
Proceeds from issuance of Notes payable to Directors	205,000	—
Payment of Note payable to Director	(25,000)	—
Proceeds from exercise of options to purchase common stock	75,000	321,650
Payment of Preferred Stock dividends	(30,000)	(45,000)

Net cash provided by Financing Activities	225,000	276,650

Net decrease in cash	(476,891)	(486,072)

Cash beginning of period	739,831	1,419,955

Cash end of period	$262,940	$933,883

Non-Cash transactions:
Common stock issued in settlement of preferred stock dividends	$32,640	$35,520

Conversion of 36,000 shares of preferred stock to common	$—	$—

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation
These condensed consolidated financial statements contain unaudited information as of September 30, 2008 and for the nine-month periods ended September 30, 2008 and 2007. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with our audited consolidated financial statements and the related notes thereto. The financial information as of December 31, 2007 is derived from our 2007 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2007 Annual Report on Form 10-K. The results of operations for the interim period presented, are not necessarily indicative of the results to be expected for the full year.
Note 2. Liquidity
Diamondhead Casino Corporation and its Subsidiaries (the “Company”) have had no operations since it ended its gambling cruise ship operations in 2000. Since that time, the Company has concentrated its efforts on the development of its Diamondhead, Mississippi property. That development is dependent upon the Company obtaining the necessary capital, in conjunction with one or more partners, through either equity and/or debt financing, to master plan, obtain permits for, and construct a casino resort.
The Company generates no revenues and incurred a net loss applicable to common stockholders of $2,929,325 and $978,852 for the nine months ended September 30, 2008 and 2007 respectively. The loss for the nine months ended September 30, 2008 included a charge for stock-based compensation in the amount of $2,072,927.
The Company has been dependent over the past two years on raising cash to meet its on-going costs and expenses through the sale of its equity securities. During the nine months ended September 30, 2008, the Company received $75,000 from the exercise of options to purchase 100,000 shares of common stock by a Director and a key employee of the Company. In addition, the Company raised $205,000 through unsecured borrowing pursuant to the terms of two promissory notes issued to two other Directors of the Company. At September 30, 2008, the Company had cash on hand totaling $262,940 which is not sufficient to meet on-going costs and expenses through the next twelve months. However, on October 23, 2008, the Company secured a $1,000,000 Line of Credit from an unrelated third party which will provide capital to meet the Company’s on-going cost and expenses beyond the future twelve month period. The terms of the Line of Credit are more fully discussed in Note 10 to these financial statements.
On June 23, 2008, the Company signed a non-binding Letter of Intent with Casinos Austria International Holding, GMBH (“CAI”) to form a joint venture partnership to develop, build and operate a destination casino resort. The Company agreed that it would not enter into any other agreement with respect to the development of a casino resort with any other person or entity for a period of ninety days following the execution of the Agreement. On September 22, 2008, the Company, upon the request of CAI, extended the terms of the Letter of Intent through December 21, 2008. On November 4, 2008, CAI informed the Company that, given the current financial crisis and the inability to secure financing for any project, it was ceasing all activities with respect to the project until such time as the market recovers and successful financing for the project is available. In its correspondence to the Company, CAI stated that it still believes in this project and hopes to continue as soon as the economic situation improves and allows for acceptable financing for the project. In the interim, the Company will explore opportunities and alternatives available to secure the required financing for the project.
At September 30, 2008, the Company does not have the financial resources to develop a casino resort. There can be no assurance that the Company can successfully develop any of its Diamondhead, Mississippi property, and in the event that the Company is unsuccessful in raising sufficient cash or finding alternative means to meet its future obligations, it may have a significant adverse impact on the Company’s ability to ultimately develop the property.
Note 3. Net Loss per Common Share
Net loss per common share applicable to common stockholders is based on the net loss applicable to common stockholders divided by the weighted average number of common shares outstanding during each period. Common shares outstanding consist of issued shares, including allocated and committed shares held by the ESOP trust, less shares held in treasury.
Basic net loss per share applicable to common stockholders is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is calculated by using the weighted average number of common shares outstanding plus other potentially dilutive securities. As of September 30, 2008 and 2007, dilutive securities included 3,100,000 and 3,336,000 respectively of potential, additional common shares, consisting of stock purchase options and convertible preferred stock. The foregoing potentially dilutive securities are excluded from diluted net loss per share applicable to common stockholders as their effect would be antidilutive.

	September 30,	December 31,
	2008	2007
Common Shares outstanding includes:
Issued Shares	36,731,687	36,477,066
Less: Treasury Shares	(50,346)	(50,346)
Unallocated, uncommitted ESOP Shares	(2,883,526)	(2,943,185)

Outstanding Shares	33,797,815	33,483,535

Note 4. Stock-Based Compensation
The Company follows the provisions of SFAS 123(R) “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards either modified or granted to employees and directors based upon estimated fair values. As a result of a modification to all outstanding option grants originally issued in 2003, net loss applicable to common stockholders for the nine months ended September 30, 2008 was $2,072,927 higher than if the Company had not modified the terms of those option grants. The impact on basic and diluted loss per share for the nine months ended September 30, 2008 was an increase of $.062 per share. There was no stock-based compensation expense recognized for the nine months ended September 30, 2007.
In determining the fair value of each option modified, the Black-Scholes option-pricing model, consistent with the provisions of SFAS 123(R) and SAB No.107, was used. In the case of a modification, the valuation at the modification date of February 12, 2008, in excess of the valuation at the original grant date, is expensed. The valuation was determined using the following weighted-average assumptions: dividend yield of zero, expected volatility ranging from 49.25% to 96.10%, an average expected option life of 5.07 years or the actual life if the option was exercised post modification date, and average risk-free interest rates ranging from 2.31% to 2.82%. All awards were fully vested at September 30, 2008.
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
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis.
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
The Company chose not to elect the fair value option as prescribed by SFAS No. 159, “The Fair Value Option For Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” for its financial assets and liabilities that had not been previously carried at fair value. The Company elected the one year deferral allowed for adopting SFAS 157 “Fair Value Measurements,” for nonfinancial assets and liabilities
Note 6. Impairment of Long-Lived Assets
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
Note 7. Promissory Notes Due Directors
In March 2008, the Company borrowed $205,000 from two Directors to meet its short term liquidity needs pursuant to the terms of two promissory notes. The first note provided for the repayment of $150,000 to the Vice President of the Company, who is also a Director of the Company. The second note provides for the repayment of $55,000 to a Director of the Company. Both loans are due and payable on or before May 1, 2009 and provide for interest at the rate of 9% per annum. Both loans are unsecured.
On March 28, 2008, the Vice President of the Company, who had previously loaned the Company $150,000 pursuant to the aforementioned promissory note, exercised an option to purchase 100,000 shares of common stock at an exercise price of $1.25 per share by applying $125,000 of the $150,000 which the Company owed him to exercise the option. The remaining balance on this note was retired in the second quarter of 2008 leaving a note in the amount of $55,000 outstanding at September 30, 2008.
Note 8. Recent Accounting Pronouncements
In September 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This staff position clarifies the application of SFAS No. 157 “Fair Value Measurements” in a market that is not active and provides examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company adopted the provisions of SFAS No. 157 in the first quarter of 2008 and the provisions of SFAS No. 157-3 became effective upon issuance for financial statements, including prior periods, which have yet to be issued. The Company does not expect either the statement or the FSP to have a material effect on its consolidated financial statements.
In October 2008, the FASB issued FSP No. FAS 133-1, “Disclosures about Credit Derivatives and Certain Guarantees,” an amendment to FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities.” The staff position requires that sellers of credit derivatives disclose information about credit derivatives and hybrid instruments that have embedded credit derivatives to enable users of financial statements to assess their potential effect on its financial position, financial performance, and cash flows. The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others,” to require additional disclosure about the current status of the payment/performance risk of a guarantee. The statements became effective for annual and interim reporting periods ending after November 15, 2008. The Company does not expect these statements will have a material effect on its consolidated financial statements.

Note 9. Contingencies
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
Note 10. Subsequent Event
On October 23, 2008, the Company entered into an agreement with an unrelated third party for an unsecured Line of Credit up to a maximum of $1,000,000. The Line of Credit provides for funds to be drawn from time to time and carries an interest rate of 9% per annum payable quarterly based on the number of days any portion of the advances are outstanding. All funds advanced under the facility will be due and payable by November 1, 2012. As an inducement to provide the facility, the lender was awarded an immediate option to purchase 50,000 shares of common stock of the Company at $1.75 per share. In addition, the lender has an option to purchase a maximum of 250,000 additional shares of common stock of the Company at $1.75 per share based on the proportion the amount borrowed bears to the $1,000,000 Line of Credit. The options expire following repayment in full by the Company of the amount borrowed. The Company will incur an expense in future periods based on the amortization of the valuation of the share-based award over the term of the loan using the Black-Scholes option pricing model.
On November 4, 2008, CAI informed the Company that, given the current financial crisis and the inability to secure financing for any project, it was ceasing all activities with respect to the project until such time as the market recovers and successful financing for the project is available. In its correspondence to the Company, CAI stated that it still believes in this project and hopes to continue as soon as the economic situation improves and allows for acceptable financing for the project. In the interim, the Company will explore opportunities and alternatives available to secure the required financing for the project.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section should be read together with “Management’s Discussion and Analysis of Financial Condition and Plan of Operation” and the Consolidated Financial Statements and related notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as well as the condensed consolidated financial statements for the nine months ended September 30, 2008 and accompanying notes included elsewhere in this document.

Overview
The Company’s current priority is the development of a casino resort on its 404-acre property located on the Bay of St. Louis in Diamondhead, Mississippi. The Company’s management, financial resources and assets will be devoted towards the development of this property. There can be no assurance that the property can be developed or, that if developed, the project will be successful.
Liquidity
The Company has had no operations since it ended its gambling cruise ship operations in 2000 and incurred a net loss applicable to common stockholders of $2,929,325 and $978,852 for the nine months ended September 30, 2008 and 2007 respectively. The increased loss was primarily attributable to a charge for stock-based compensation in the amount of $2,072,927 as a result of extending the terms of outstanding stock options during the first quarter of 2008.
Over the past two years, the Company has been dependent on raising cash through the sale of its equity securities to meet its on-going costs and expenses. The Company generates no revenues and expects to continue to incur losses from its on-going costs and expenses. During the nine months ended September 30, 2008, the Company received cash in the amount of $75,000 from the exercise of options to purchase 100,000 shares of common stock by a Director and a key employee of the Company and raised an additional $205,000 through unsecured borrowing pursuant to the terms of two promissory notes issued to two other Directors of the Company. A total of $150,000 of the aforementioned notes was repaid during the nine months ended September 30, 2008. At September 30, 2008, the Company had cash on hand totaling $262,940 which is not sufficient to meet on-going costs and expenses through the next twelve months. However, on October 23, 2008, the Company entered into an agreement with an unrelated third party for an unsecured Line of Credit up to a maximum of $1,000,000. The Line of Credit provides for funds to be drawn from time to time and carries an interest rate of 9% per annum payable quarterly based on the number of days any portion of the advances are outstanding. All funds advanced under the facility will be due and payable by November 1, 2012. As an inducement to provide the facility, the lender was awarded an immediate option to purchase 50,000 shares of common stock of the Company at $1.75 per share. In addition, the lender has an option to purchase a maximum of 250,000 additional shares of common stock of the Company at $1.75 per share based upon the ratio of any amounts borrowed divided by $1,000,000.
On June 23, 2008, the Company announced it had signed a non-binding Letter of Intent with Casinos Austria International Holding, GMBH (“CAI”) to form a joint venture partnership to develop, build and operate a destination casino resort. The Company agreed that it would not enter into any other agreement with respect to the development of a casino resort with any other person or entity for a period of ninety days following the execution of the Agreement. On September 22, 2008, the Company, upon the request of CAI, extended the terms of the Letter of Intent through December 21, 2008. On November 4, 2008, CAI informed the Company that, given the current financial crisis and the inability to secure financing for any project, it was ceasing all activities with respect to the project until such time as the market recovers and successful financing for the project is available. In its correspondence to the Company, CAI stated that it still believes in this project and hopes to continue as soon as the economic situation improves and allows for acceptable financing for the project. In the interim, the Company will explore opportunities and alternatives available to secure the required financing for the project.
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
Off Balance Sheet Arrangements:
Non-Binding Letter of Intent
On June 23, 2008, the Company signed a non-binding Letter of Intent with Casinos Austria International Holding, GMBH (“CAI”) to form a joint venture partnership to develop, build and operate a destination casino resort. The Company agreed that it would not enter into any other agreement with respect to the development of a casino resort with any other person or entity for a period of ninety days following the execution of the Agreement. On September 22, 2008, the Company, upon the request of CAI, extended the terms of the Letter of Intent through December 21, 2008. On November 4, 2008, CAI informed the Company that, given the current financial crisis and the inability to secure financing for any project, it was ceasing all activities with respect to the project until such time as the market recovers and successful financing for the project is available. In its correspondence to the Company, CAI stated that it still believes in this project and hopes to continue as soon as the economic situation improves and allows for acceptable financing for the project. In the interim, the Company will explore opportunities and alternatives available to secure the required financing for the project.
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
Permits
On October 17, 2005, Mississippi passed new legislation which allows casinos in certain statutorily-described areas to be built on land up to 800 feet from the mean high water line of certain bodies of water, including Bay St. Louis. Given the fact that the Company intends to take advantage of the new law and construct its casino resort on land rather than in, on, or above the water, the extent to which various permits, authorizations, and approvals, as well as studies and assessments in support thereof, will be required is unknown at this point. The Company believes that permitting for the project and plans for ultimate development will require significant capital expenditures for engineering, architectural, accounting, and legal services. The amount ultimately required is unknown at this time, but the Company does not have sufficient funds required for this purpose.
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
Stock Based Compensation Expense
The Company follows the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards modified or granted to employees and directors based on estimated fair values.
Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2008 was $2,072,927 which consisted of stock-based compensation expense relating to modifications of prior non-qualified stock option awards. There was no stock-based compensation expense related to employee equity awards and employee stock purchases recognized during the nine months ended September 30, 2007.
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
The fair value of share-based payment awards is estimated at the grant date using the Black-Scholes option valuation model. The Company’s determination of fair value of share-based payment awards on the date of grant or modification using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise history.
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
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Upon adoption of SFAS 159, we did not elect the SFAS 159 option for our existing financial assets and liabilities and, therefore, adoption of SFAS 159 did not have any impact on our condensed consolidated financial statements. The Company elected the one year deferral allowed for adopting SFAS 157 “Fair Value Measurements,” for nonfinancial assets and liabilities.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
The Company currently is not subject to any trading or non-trading market risk-sensitive instruments. The note payable to a Director listed on the Company’s balance sheet is at a fixed interest rate and, therefore, not market risk-sensitive.
Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As of September 30, 2008, the Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
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
On June 23, 2008, the Company signed a non-binding Letter of Intent with Casinos Austria International Holding, GMBH (“CAI”) to form a joint venture partnership to develop, build and operate a destination casino resort. The Company agreed that it would not enter into any other agreement with respect to the development of a casino resort with any other person or entity for a period of ninety days following the execution of the Agreement. On September 22, 2008, the Company, upon the request of CAI, extended the terms of the Letter of Intent through December 21, 2008. On November 4, 2008, CAI informed the Company that, given the current financial crisis and the inability to secure financing for any project, it was ceasing all activities with respect to the project until such time as the market recovers and successful financing for the project is available. In its correspondence to the Company, CAI stated that it still believes in this project and hopes to continue as soon as the economic situation improves and allows for acceptable financing for the project. In the interim, the Company will explore opportunities and alternatives available to secure the required financing for the project. The Letter of Intent is not a binding agreement nor does it create a joint venture between the parties nor does it impose an enforceable duty or obligation on the parties to enter into a joint venture agreement. There can be no assurance that at the completion of the due diligence period a mutually acceptable joint venture agreement will be signed.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 17, 2008, a Director of the Company exercised an option to purchase 75,000 shares of common stock at an exercise price of $ .75 per share by tendering $56,250 to the Company.
On March 28, 2008, the Vice President of the Company, who had previously loaned the Company $150,000 pursuant to a promissory note, exercised an option to purchase 100,000 shares of common stock at an exercise price of $1.25 per share using the amount owed him pursuant to the foregoing promissory note as payment for the exercise price.
On July 9, 2008, a key employee of the Company exercised an option to purchase 25,000 shares of common stock at an exercise price of $ .75 per share by tendering $18,750 to the Company.
Item. 3. Default Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
On November 4, 2008, CAI informed the Company that, given the current financial crisis and the inability to secure financing for any project, it was ceasing all activities with respect to the project until such time as the market recovers and successful financing for the project is available. In its correspondence to the Company, CAI stated that it still believes in this project and hopes to continue as soon as the economic situation improves and allows for acceptable financing for the project. In the interim, the Company will explore opportunities and alternatives available to secure the required financing for the project.
Item 6. Exhibits
A complete index of exhibits previously filed by the Registrant can be accessed under Item 13 in the Registrant’s Form 10-K for the year ending December 31, 2007 and is incorporated herein by reference.
Exhibits 31.1 and 31.2
Attached to this report is the certification of both the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Rule 13A-14 of the Securities and Exchange Commission Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
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

DIAMONDHEAD CASINO CORPORATION
DATE: November 10, 2008	By:	/s/ Deborah A. Vitale
Deborah A. Vitale
President

	By:	/s/ Robert L. Zimmerman
Robert L. Zimmerman
Chief Financial Officer