Form 10-K
period 2008-12-31
DIAMONDHEAD CASINO CORP
filed 2009-03-31
CIK 844887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting common equity held by non-affiliates of the Company based on the closing price of the common stock on the Over the Counter Bulletin Board at June 30, 2008 was $55,067,069.
     As of March 16, 2009, there were 33,830,701 shares of the registrant’s common stock issued and outstanding.

i

PART I
FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding events, conditions, and financial trends that may effect the Company’s future plans of operation, business strategy, operating results, and financial position. Diamondhead Casino Corporation is referred to herein as “the Company,” “we,” or “our.” Except for historical information contained herein, the matters discussed in this document, in particular, statements that use forward-looking terminology such as “believes,” “intends,” “anticipates,” “may,” “will,” “should,” or “expects,” or the negative or other variation of these or similar words, are intended to identify forward-looking statements that are subject to risks and uncertainties including, but not limited to, increased competition, financing, governmental action, environmental opposition, legal actions, and other unforeseen factors. The development of the Diamondhead, Mississippi project, in particular, is subject to additional risks and uncertainties, including but not limited to, risks relating to permitting, financing, the availability of capital resources, licensing, construction and development, litigation, the activities of environmental groups, delays, and the actions of federal, state, or local governments and agencies. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations are reasonable or that they will be correct. Moreover, the financial results reported herein are not necessarily an indication of future prospects of the Company. Future results may differ materially.
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
ITEM 1. BUSINESS
The Company is a Delaware corporation incorporated on November 15, 1988 under the name “Europa Cruises Corporation.” The Company became a publicly-held company in 1989. On or about November 22, 2002, the Company changed its name to “Diamondhead Casino Corporation.” Since November 6, 1998, the Company’s stock has traded on the Over the Counter Bulletin Board (OTCBB). The Company’s stock currently trades under the symbol “DHCC.” Prior to the corporate name change, the Company’s stock traded under the symbol “KRUZ.” Prior to trading on the Over the Counter Bulletin Board, the Company’s stock traded on the NASDAQ Small Cap Market. The Company currently has three subsidiaries with no current operations. As of December 31, 2008, the Company had four employees.

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
The Company has had the site appraised on three occasions, subject to certain material assumptions, by J. Daniel Schroeder Appraisal Company. The appraisals were predicated on the site being fully permitted and zoned as a legally permissible, water-based casino site under Mississippi law prior to October 17, 2005, which required that casinos be water-based. The property was appraised in 1996, assuming full permitting for a water-based casino, at approximately $8 million. The property was reappraised in 1999, again assuming full permitting for a water-based casino, at approximately $42 million. The property was last appraised in 2003, again assuming full permitting for a water-based casino, at approximately $109 million. The property has not been appraised since a new law was passed in Mississippi on October 17, 2005 which permits casinos to be built on land.
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
A. Hancock County
The Company’s Diamondhead, Mississippi property is located in Hancock County, Mississippi. On January 16, 1997, the Hancock County Board of Supervisors adopted a Hancock County Zoning Ordinance. Under the Hancock County Zoning Ordinance, as originally adopted, the Company’s 404-acre site was zoned as a Special Use District-Waterfront District. The Company has obtained an extension of this Special Use designation each year since that time. Most recently, by letter dated October 9, 2008, the Company forwarded a request to the Hancock County Planning Commission for an extension of the Special Use designation. On November 6, 2008, the Hancock County Planning Commission passed a resolution extending the designation through December 31, 2009. On December 1, 2008, the Hancock County Board of Supervisors ratified the resolution.
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
On October 17, 2005, when Mississippi passed new legislation permitting casinos to be built on land in certain locations, Mississippi also passed a companion law that requires any person possessing a license under the Mississippi Gaming Control Act, who operates a gaming establishment in any of the three most southern counties of the State (including the county in which the Company’s property is located), and who does not lease public trust tidelands from the State, to pay an annual in-lieu tidelands assessment to the Public Trust Tidelands Assessments Fund. For calendar year 2006, the annual in-lieu tidelands assessment was between $400,000 and $750,000, based on an escalating scale which is measured by the capital investment in the part of the structure in which the licensed gaming activities are conducted. For each calendar year thereafter, the Secretary of State shall review and adjust the value of the capital investment and the annual in-lieu tidelands assessment due. Such review and adjustment shall be tied to the Consumer Price Index. This annual in-lieu tidelands assessment will apply to any casino constructed on land on the Company’s property.
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
Deborah Vitale, President and Chairman of the Board of Diamondhead Casino Corporation and President and a Director of CWI and MGC, was issued a key person license by the Colorado Gaming Commission during 1994. A Colorado license is ineffective in Mississippi. During 1996, Ms. Vitale’s key person license in Colorado expired and was not renewed. H. Steven Norton, a Director of the Company, is a current holder of a key person license in both Colorado and Indiana. However, neither license constitutes a license to conduct gaming activities in Mississippi.
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
MANAGEMENT AGREEMENT
On June 19, 1993, CWI and MGC entered into a Management Agreement with Casinos Austria Maritime Corporation (CAMC). Subject to certain conditions, under the Management Agreement, CAMC would operate, on an exclusive basis, all of the Company’s proposed dockside gaming casinos in the State of Mississippi. If the Company enters into a joint venture arrangement pursuant to which the joint venture partner acquires a controlling interest, CAMC may terminate the agreement. Unless earlier terminated pursuant to the provisions of the Agreement, the Agreement terminates five years from the first day of actual Mississippi gaming operations and provides for the payment of an annual operational term management fee of 1.2% of all gross gaming revenues between zero and $100,000,000; plus 0.75% of gross gaming revenue between $100,000,000 and $140,000,000; plus 0.5% of gross gaming revenue above $140,000,000; plus two percent of the net gaming revenue between zero and $25,000,000; plus three percent of the net gaming revenue above twenty-five million dollars $25,000,000.
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
The gaming industry is characterized by intense competition. Many companies, with which the Company will compete, are substantially larger and have significantly greater resources than the Company. Furthermore, it is likely that other competitors will emerge in the future. Assuming the Company is successful in constructing a casino resort, the success of the project will be subject to risks and uncertainties, including but not limited to those relating to local, national, and worldwide competition, including competition with Native American casinos which enjoy significant tax advantages. The Company will also be subject to operational risks, including but not limited to those relating to operations in general, insurance coverage problems unique to the area in which the property is located, weather-related problems including hurricanes and floods and labor-related problems unique to the area. The operation will also be subject to risks relating to security, licensing and suitability findings unique to the gaming industry. In addition, the market in which the Company will operate is evolving and uncertain due to Hurricane Katrina. Moreover, while the Company previously operated gambling ships, the Company has never operated a hotel or land-based casino. The Company’s proposed operations are also subject to all of the risks inherent in the establishment of a new business enterprise, including the absence of an operating history.

The Company incurs ongoing expenses but has no current revenue and no revenue stream with which to pay ongoing expenses. The Company will not have any revenue stream unless the Company is able to successfully develop its Diamondhead property or generate cash prior to development of the property or the sale of parts or all of the property. The Company’s inability to raise cash to pay its expenses in the future could adversely affect its ability to continue in the future. Current economic conditions in the casino industry, as well as tight credit markets in general, could adversely affect the Company’s ability to obtain reasonable financing for development of the Diamondhead property. As of the date of this report, in lieu of any additional source of capital, management believes that the Company will essentially exhaust all cash resources currently available to it by December 31, 2009. In addition, our auditors have expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report of our attached consolidated financial statements for the year ended December 31, 2008.The market price of the Company’s common stock may be highly volatile. Announcements by the Company and its competitors may lead to wide swings in the market price of the common stock.
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
OFFICES

Location	Lease Terms

Florida
1301 Seminole Blvd., Suite 142	One year commencing August 1, 2008.
Largo, Florida 33770

Mississippi
5403 Indian Hill Blvd.	Month-to-month lease.
Diamondhead, Mississippi 39525
STORAGE FACILITIES
The Company leased storage facilities at the following location in 2008:

Florida	Lease Terms
4319 Duhme Rd.	Month-to-month leases on various storage units.
Madeira Beach, Florida 33708.
ITEM 3. LEGAL PROCEEDINGS
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Since November 22, 2002, shares of the Company’s Common Stock, $.001 par value (the “Common Stock”), have traded on the over-the-counter market under the symbol “DHCC.” The following table sets forth the high and low closing price quotations of the Common Stock in each full quarter during the periods set forth. The over-the-counter quotations reflect inter-dealer prices without retail markup, markdown, or commission and may not represent actual transactions.

	2008		2007
	High	Low	High	Low

First Quarter	$2.62	$1.56	$3.15	$2.22
Second Quarter	2.15	1.30	2.96	2.40
Third Quarter	1.95	1.41	2.95	2.60
Fourth Quarter	1.70	.55	2.89	2.20
On March 1, 2009, there were 870 registered holders of record of the Common Stock of the Company.
The Company has never paid a cash dividend on its Common Stock. Reference is made to Part III, Item 11 of this report which describes in full all compensation involving equity securities related to Directors and Officers of the Company.
During the year ended December 31, 2006 the registrant sold unregistered securities pursuant to a private placement to raise funds for general working capital as follows:
In January 2006, the Company sold 421,654 shares of common stock, formerly held in treasury, in a private placement to unrelated accredited investors for $522,850. In October 2006, the Company sold 278,000 shares of common stock, formerly held in treasury, in a private placement to unrelated accredited investors for $278,000.
In each case, common shares issued bore a restrictive legend.
ITEM 6. SELECTED FINANCIAL DATA
The Company has had no operations since the sale of its gaming vessels, which occurred between 1999 and 2000. Since that time, the Company has concentrated on development of its Diamondhead, Mississippi property. The table below depicts the key items which have contributed to the Company’s financial results over the last five years:

	2008	2007	2006	2005	2004

Dock Lease Income	$—	$—	$—	$130,841	$157,009

Operating Expenses	1,049,561	1,182,092	1,655,473	786,841	798,513
Stock-Based Compensation	2,072,927	—	1,238,348	—	—
Interest Expense	6,460	—	—	—	87,032

Net (Loss)	(3,124,574)	(1,155,487)	(1,649,832)	(641,948)	(640,239)

Loss per Share — Basic and Fully Diluted	$(.096)	$(.038)	$(.055)	$(.025)	$(.025)

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
The Company has had no operations since it ended its gambling cruise ship operations in 2000. The Company incurred a net loss applicable to common shareholders of $3,227,614 for the year ended December 31, 2008, $1,262,847 for the year ended December 31, 2007, and $1,757,192 for the year ended December 31, 2006. Costs and expenses amounted to $3,122,488 for the year ended December 31, 2008, $1,182,092 for the year ended December 31, 2007 and $2,893,821 for the year ended December 31, 2006. Costs and expenses for the year ending December 31, 2008 included a charge in the amount of $2,072,927 for stock based compensation associated with the modification of option grants originally issued in 2003. Costs and expenses for the year ended December 31, 2006 were impacted by an award of additional compensation in the amount of $450,000 to the Company President in the first quarter and the award of stock-based compensation valued at $1,238,348 for stock options granted to directors, officers, and key personnel in April 2006.
During 2007 and 2006, the Company was able to sustain its cash position and continue to satisfy its ongoing expenses through the sale of common stock formerly held in treasury and receipt of cash from the exercise of options and warrants to purchase common stock. In 2008, the Company entered into two promissory notes with two Directors of the Company yielding proceeds of $205,000; received $75,000 from the exercise of options to purchase 100,000 shares of common stock; and obtained a Line of Credit from an unrelated third party in the total amount of $1,000,000, of which the Company has drawn $300,000 as of December 31, 2008.
On March 9, 2009, the Company requested a second draw on the Line of Credit in the amount of $300,000 and received the funds on or about March 17, 2009. Therefore, the total indebtedness under the Line of Credit is $600,000 with a remaining $400,000 available for future draws.
As of the date of this report, in lieu of any additional source of capital, management believes that the Company will essentially exhaust all cash resources currently available by December 31, 2009. In addition, our auditors have expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report on our 2008 consolidated financial statements.
The Company is currently discussing possible development of all or part of the Diamondhead property with interested parties and is exploring opportunities for financing required to develop the property and meet the Company’s current liquidity needs.
There can be no assurance that the Company will be able to reach an agreement with any party regarding the development or financing of the Diamondhead property. The ultimate development of this project is subject to risks and uncertainties which include, but are not limited to, those relating to permitting, financing, and the actions of federal, state, or local governments and agencies. The Company may be affected by some or all of these factors and other risks and uncertainties, many of which are beyond the Company’s control.

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
Related Parties
The Company has agreements with various current Officers and Directors which is providing or would give rise to payment of a fee under certain conditions as follows:
The Company has agreed to pay Director Gregory A. Harrison a fee of 6% of funds realized on borrowings from the unsecured line of credit obtained in October 2008. The fee is payable to Mr. Harrison as the Company receives proceeds from the Lender. In the event that this loan facility should require security in the future, the fee payable under the agreement is reduced to 3% of the proceeds received from the Lender. A total of $20,000 was paid to Mr. Harrison in 2008 pursuant to the terms of this agreement.
The Company has agreements with Directors Harrell, Harrison and Norton in the event they are successful in obtaining funding for the Company and/or its Diamondhead project. The Company has agreed to pay a commission equal to one percent (1%) of the amount of any debt financing obtained and a commission of between one and one-half percent (1.5%) and four percent (4%) of the amount of any equity investment obtained in connection with the development of the Diamondhead property as a result of their efforts. The Company has agreed to pay a commission equal to six percent (6%) of the gross sales price for property sold or for any loan or line of credit that does not require that the property be pledged as security for a loan. In the event a loan or line of credit requires that the property be pledged as security, the commission would be reduced to three percent (3%). Payment of any commission is contingent on the signing of a loan and/or equity agreement, sales agreement, and/or joint venture agreement acceptable to the Company and payment of the loan proceeds, sales proceeds, or equity financing by the entity or person brought to the deal. The commission due will be paid at Closing out of monies paid and upon receipt of good funds. If funds are received periodically, the commission due will be paid periodically upon receipt of said funds by the Company.

Other
The Company has agreements with unrelated persons and entities who would be entitled to substantial commissions if the Company enters into a financial agreement relating to the development of its Diamondhead property as a result of their efforts.
Critical Accounting Policies
Impairment of Long-Lived Assets
In accordance with generally accepted accounting principles, the Company currently carries the Diamondhead, Mississippi property on its balance sheet at cost in the amount of $5,409,913 and has tested this carrying value for impairment. In the opinion of management, the carrying value is not in excess of the estimated fair value of the property.
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
Stock Based Compensation Expense
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards either modified or granted to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006.
Stock-based compensation expense recognized under FASB 123(R) for the year ended December 31, 2008 was $2,072,927, which consisted of a modification to all outstanding stock option awards originally granted in 2003. Stock-based compensation expense recognized under FASB 123(R) for the year ended December 31, 2006, was $1,238,348, which consisted of stock-based compensation expense related to non-qualified stock option awards. There was no stock-based compensation expense related to employee equity awards and employee stock purchases recognized during the year ended December 31, 2007.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant or modification using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s condensed consolidated statement of loss. Forfeitures are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The fair value of share-based payment awards or modifications to prior awards, are estimated at the grant date using the Black-Scholes option valuation model. The Company’s determination of fair value of share-based payment awards or modifications thereto, is measured on the date of grant using an option-pricing model and is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise history.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation and the material weaknesses in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting
The management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.
Under the supervision of the Chief Executive Officer and the Chief Financial Officer, management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2008, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2008.
(1) The Company, in conjunction with its Board of Directors, did not maintain an effective control environment based on the criteria established in Internal Control — Integrated Framework, issued by the COSO because of the following weaknesses:
(a) The Company did not effectively communicate the importance of controls throughout the organization or set an adequate tone around control consciousness.
(b) The Company did not maintain an adequate level of control consciousness as it relates to the establishment and update of appropriate policies and procedures.
(2) The Company did not maintain effective internal controls over financial reporting to ensure disclosures in the Company’s annual or interim financial statements or regulatory filings were complete, because of the following weaknesses:
(a) The Company did not maintain effective internal controls to ensure that the books and records accurately and timely reflect the terms and conditions of all contracts, agreements and arrangements.
(b) The Company did not maintain effective internal controls to ensure that all significant contracts, agreements and arrangements were in writing, approved by the Board of Directors before they were executed, and communicated to all members of management.
(c) The Company did not maintain effective internal controls to ensure that all related party transactions were in writing, approved by the Board of Directors before they were executed and communicated to all members of management.

These material weaknesses in our control environment contributed to the existence of inadequate disclosures in our 8-K filed October 23, 2008 in our 2008 third quarter 10-Q with respect to the following:
The Company incurred finders’ fees in obtaining a line of credit, including a fee paid to an unrelated party in January 2009 by issuing 20,000 shares of common stock then valued at $13,100.
A Director and Vice president of the Company is entitled to 6% of the amount of funds borrowed under the above line of credit for his efforts in securing the facility, $20,000 of which was paid to him in the fourth quarter 2008.
As a result of the material weaknesses described above, our management concluded that, as of December 31, 2008, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework, issued by the COSO.
Interim Measures to Ensure the Accuracy of Financial Reporting
In response to the material weaknesses identified as a result of management’s assessment of internal control over financial reporting, our management, with oversight from the Audit Committee and the Board of Directors, has implemented interim measures to help ensure the accuracy of our financial reporting. Such measures included, among other things:
Review of all written contracts, agreements and arrangements by all members of management to ensure that the books and records accurately and timely reflect the terms and conditions.
Enhance communications among all members of management and the Board of Directors to capture oral agreements that did not exist in writing.
As a result of these procedures, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
The certifications of our Chief Executive Officer and Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures and our internal control over financial reporting, referred to in the certifications. Those certifications should be read in conjunction with this Item 9A for a complete understanding of the matters covered by the certifications.
Changes in Internal Control Over Financial Reporting
During the first quarter of 2009, we designed new control policies and procedures relating to contracts, agreements and arrangements and the related recording of the transaction and financial reporting disclosures.

While we believe these efforts have improved our internal control over financial reporting, we have not had sufficient time to test the process. Accordingly, we will continue to perform the interim measures described above and monitor the effectiveness of our internal control over financial reporting in the areas impacted by the material weaknesses discussed above. We expect to report that our internal control over financial and our disclosure controls and procedures will be effective as of December 31, 2009.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Diamondhead Casino Corporation:
We have audited the internal control over financial reporting of Diamondhead Casino Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2008:
(1) The Company, in conjunction with its Board of Directors, did not maintain an effective control environment based on the criteria established in Internal Control — Integrated Framework, issued by the COSO because of the following weaknesses:
(a) The Company did not effectively communicate the importance of controls throughout the organization or set an adequate tone around control consciousness.
(b) The Company did not maintain an adequate level of control consciousness as it relates to the establishment and update of appropriate policies and procedures.
(2) The Company did not maintain effective internal controls over financial reporting to ensure disclosures in the Company’s annual or interim financial statements or regulatory filings were complete, because of the following weaknesses:
(a) The Company did not maintain effective internal controls to ensure that the books and records accurately and timely reflect the terms and conditions of all contracts, agreements and arrangements.
(b) The Company did not maintain effective internal controls to ensure that all significant contracts, agreements and arrangements were in writing, approved by the Board of Directors before they were executed, and communicated to all members of management.
(c) The Company did not maintain effective internal controls to ensure that all related party transactions were in writing, approved by the Board of Directors before they were executed and communicated to all members of management.
These material weaknesses in our control environment contributed to the existence of inadequate disclosures in our 8-K filed October 23, 2008 in our 2008 third quarter 10-Q with respect to the following:
The Company incurred finders’ fees in obtaining a line of credit, including a fee paid to an unrelated party in January 2009 by issuing 20,000 shares of common stick then valued at $13,100.
A Director and Vice president of the Company is entitled to 6% of the amount of funds borrowed under the above line of credit for his efforts in securing the facility, $20,000 of which was paid to him in the fourth quarter 2008.
These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated March 31, 2009 on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Diamondhead Casino Corporation has not maintained effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Diamondhead Casino Corporation. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 31, 2009 expressed an unqualified opinion thereon with an explanatory paragraph regarding the ability of the Company to continue as a going concern.
/s/ Friedman LLP
New York, New York
March 31, 2009
ITEM 9B. OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
A. Directors and Officers:
The current directors and officers of the Company and their titles are as follows:

Name	Age	Title

Deborah A. Vitale	58	Chairman of the Board, President, Chief Executive Officer, Treasurer
Gregory A. Harrison	64	Director, Vice President, Secretary
Frank E. Williams, Jr.	74	Director
Benjamin J. Harrell	55	Director
H. Steven Norton	75	Director
Carl D. Stevens	62	Director
Thomas G. Wood	55	Director (Resigned from the Board on February 27, 2009)
Robert Zimmerman	59	Chief Financial Officer
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
FRANK E. WILLIAMS, JR. was elected a Director of the Company on July 3, 2002. Since 1969, Mr. Williams has served as Chairman of the Board of Williams Enterprises of Georgia, Inc., a holding company controlling six subsidiaries active in various facets of the steel industry. Since 1995, Mr. Williams has also served as Chairman, CEO, and a fifty percent owner of Bosworth Steel Erectors, Inc. of Dallas, Texas, an erector of steel products in the southwestern United States and as Chairman and a major shareholder of Wilfab, Inc., a structural steel fabricator located in Cherokee County, Georgia. Mr. Williams is the Managing Partner and principal owner of Structural Concrete Products, LLC of Richmond, Virginia, a manufacturer of pre-stressed concrete building systems for customers in the mid-Atlantic region and of Industrial Alloy Fabricators, LLC of Richmond, Virginia, a fabricator of alloy plate products for the energy and chemical industries. Mr. Williams continues to serve on the Board of Williams Industries, Inc., a public company (NASDAQ), which owns five subsidiaries active in the steel industry, including Williams Bridge Company, one of the largest fabricators of steel plate for bridge structures in the mid-Atlantic region. The company was founded by Mr. Williams, who served as its President, CEO and Chairman through 1994. Mr. Williams is currently Chairman of the Board of Directors of Kaiser Group Holdings, Inc., a public company (NYSE: KGH). Mr. Williams is also currently chairman of Facility Group, a consulting, program management, architecture, engineering, design and construction firm based in Smyrna, Georgia. Mr. Williams is a former Chairman and a current Director of Capital Bank, N.A. Mr. Williams has been appointed by bankruptcy courts as an official representative servicing in a pro bono capacity on behalf of investors and debt holders in public companies in bankruptcy. Mr. Williams holds a Bachelor of Civil Engineering degree from the Georgia Institute of Technology.
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
H. STEVEN NORTON was elected a Director of the Company on August 6, 2002. Since 1998, Mr. Norton has served as President and CEO of Norton Management, Inc., a consulting company in Alton, Illinois and Las Vegas, Nevada. Mr. Norton also currently serves as a Director of Centaur, Inc., a privately held company which owns a casino in Central City, Colorado and owns Hossier Park, an Indiana race track, located in Anderson, Indiana. Mr. Norton is also a Director of Colorado Casino Resorts, Inc. in Cripple Creek, Colorado and North East Resorts, Inc., a privately held company pursuing gaming in the state of Massachusetts. Mr. Norton recently became a Director of 8th Wonder International, Ltd., an entity formed in Jersey, in the Channel Islands, which is involved in the concept design and development of casino resorts. Mr. Norton is also a major creditor of and has provided consulting services to Onnam Entertainment, Inc., a privately held Las Vegas based company, with contracts to develop and operate Native American casinos in various U.S. locations. Prior to Hurricane Katrina, Onnam received permission from the Mississippi Gaming Commission to develop a casino site in Biloxi, Mississippi. The casino, if constructed, would compete with any casino resort subsequently developed by the Company.
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
THOMAS G. WOOD was elected a Director of the Company on July 8, 2008. Mr. Wood is the founder and sole shareholder of Wood Enterprises, LLC, a Louisiana company, which was established in the mid 1980’s to mange his holdings. Mr. Wood is the President and sole owner of five clubs and a diner in Louisiana. Mr. Wood also maintains a partial ownership interest in a hardware store in Louisiana and is engaged in the purchase, renovation and development of real property, including a former Texaco station which is located in close proximity to the Company’s Diamondhead property. Mr. Wood holds three liquor licenses and three video poker licenses in the State of Louisiana. Mr. Wood resigned from the Board on February 27, 2009.
ROBERT L. ZIMMERMAN was appointed Chief Financial Officer of the Company on July 27, 1998. From May of 1994 until joining the Company, Mr. Zimmerman served as Controller for the North and Central American operations of Casinos Austria International, Ltd. From 1980 through 1993, Mr. Zimmerman served as Vice President of Finance for the Industrial Controls subsidiary of Emerson Electric Company (NYSE: EMR). Prior to 1980, Mr. Zimmerman was employed with the public accounting firm of Fiddler and Co. for seven years.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Based solely upon its review of Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, all purchases and sales of stock and all required forms were filed timely by reporting persons during 2008.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The Company compensates four employees, two of which, the CEO and Vice President, are executive officers of the Company. The Compensation Committee and the Board of Directors monitor and approve compensation paid to executive officers. The CEO determines compensation paid to the remaining two key personnel.
From time to time, additional compensation has been awarded to employees based on merit and affordability. Often an award is based on consideration of service over several years when no additional compensation award was paid due to economic constraints. In addition, from time to time, the Board of Directors awards options to purchase common stock of the Company to the employees.
CEO Compensation
In 2006, the Compensation Committee recommended to the Board of Directors that Ms. Vitale’s salary be increased from $125,000 per annum, where it has been since she became President in February of 1998, to $300,000 per annum. Ms. Vitale’s base salary remained at that rate for both 2008 and 2007. The pay increase was recommended to reflect her myriad corporate roles and responsibilities more accurately and to fairly compensate her based upon industry peer review. The Compensation Committee also noted that Ms. Vitale manages the Company’s business without the benefit of administrative staff normally associated with the management of a publicly-traded company at significant savings to the Company.
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

SUMMARY COMPENSATION TABLE

							Nonqualified
						Non Equity	Deferred	All
						Incentive	Compensa-	Other
Name and				Stock	Option	Plan	tion	Compen-
Occupation	Year	Salary	Bonus	Awards	Awards (1)	Compensation	Earnings	sation	Total

Deborah A. Vitale	2008	$300,000	None	None	$1,654,559	None	None	(2)	$1,954,559
President	2007	$300,000	None	None	None	None	None	(2)	$300,000
	2006	$300,000	$450,000	None	$190,515	None	None	(2)	$940,515

Robert L. Zimmerman	2008	$65,000	$5,000	None	$24,840	None	None	(2)	$94,860
CFO	2007	$61,974	None	None	None	None	None	(2)	$61,974
	2006	$61,974	$25,000	None	$47,629	None	None	(2)	$109,603

(1)	On April 13, 2006, Ms. Vitale was awarded an option to purchase 100,000 shares of common stock, exercisable at $2.70 per share and Mr. Zimmerman was awarded an option to purchase 25,000 shares of common stock, exercisable at $2.70 per share. On February 12, 2008, the Board of Directors modified all unexercised option awards originally granted in 2003 by extending the date of expiry an additional five years from the original date of expiry. Option awards to purchase a total of 825,000 shares awarded to Ms. Vitale in 2003, and an option award to purchase a remaining 15,000 shares awarded to Mr. Zimmerman in 2003, had expiry dates extended through 2013.

Reference is hereby made to Note 3, “Summary of Significant Accounting Policies — Stock Based Compensation” in the attached 2008 financial statements, for a determination of the variables used in computing the value of option awards.

(2)	The Europa Cruises Corporation Employee Stock Ownership Plan (“the Plan”) is a defined contribution pension plan funded with common stock of the Company. Ms. Vitale and Mr. Zimmerman are both participants in the Plan. Common shares contributed by the Plan to Ms. Vitale’s participant account were and 26,515 shares in 2006 and 26,514 shares in 2007. Common shares contributed by the Plan to Mr. Zimmerman’s participant account were and 18,057 shares in 2006 and 18,057 shares in 2007. The number of shares to be contributed to Plan participants for the year ended December 31, 2008 will be determined following the Trust accounting for that year.
The following tables provide a summary of the outstanding equity awards of the Chief Executive Officer and Chief Financial Officer and option exercises in 2008.

SUMMARY OF OUTSANDING EQUITY AWARDS AT FISCAL YEAR END
Option Awards

			Equity
			Incentive
			Plan
			Awards
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexpired	Option	Option
	Options	Options	Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable	Options	Price	Date
Deborah A. Vitale	75,000	None	None	$.80	2/10/10
	450,000	None	None	1.25	10/27/10
	100,000	None	None	2.70	4/13/11
	750,000	None	None	.30	3/11/13
	75,000	None	None	.75	7/23/13

Robert L. Zimmerman	50,000	None	None	$.72	7/13/09
	50,000	None	None	.80	2/10/10
	25,000	None	None	2.70	4/13/11
	15,000	None	None	.75	8/12/13
Stock Awards

Equity
			Equity	Incentive
			Incentive	Plan Awards
			Plan Awards	Market or
			Number of	Payout Value
	Number of	Market Value of	Unearned	of Unearned
	Shares or Units	Shares or Units	Shares, Units or	Shares, Units or
	Of Stock That	Of Stock That	Other Rights That	Other Rights That
	Have Not	Have Not	Have Not	Have Not
Name	Vested	Vested	Vested	Vested

Deborah A. Vitale	None	None	None	None
Robert L. Zimmerman	None	None	None	None
OPTION EXERCISES AND STOCK VESTED IN 2008

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired	Realized	Acquired	Realized
	On	On	On	On
Name	Exercise	Exercise	Vesting	Vesting

Deborah A. Vitale	None	None	None	None
Robert L. Zimmerman	None	None	None	None
Directors’ Compensation
The current members of the Board of Directors are not paid fees for their services as a Director. Directors are reimbursed for certain approved expenses incurred in connection with Company business and for certain approved expenses incurred in connection with attendance at non-telephonic Board meetings and non-telephonic committee meetings. Directors are, from time to time, awarded non-qualified options to purchase common stock of the Company. No cash compensation was awarded to any Director for their services as a Director in 2008.

The following table summarizes compensation awarded to Directors in 2008.
DIRECTOR COMPENSATION

Change in
Pension
	Fees				Value and
	Earned				Nonqualified
	Or		(2)	Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Gregory A Harrison (1)	None	None	None	None	None	None	None
Frank E. Williams, Jr.	None	None	$97,009	None	None	None	$97,009
Benjamin J. Harrell	None	None	130,913	None	None	None	130,913
H. Steven Norton	None	None	None	None	None	None	None
Carl D. Stevens	None	None	None	None	None	None	None
Thomas G. Wood (3)	None	None	None	None	None	None	None

1)	Mr. Harrison is also a Vice President of the Company. As Vice President, he did not receive cash compensation in excess of $100,000 in 2008. Mr. Harrison, by virtue of his employee status with the Company, is a participant receiving contributions to his account in the Europa Cruises Corporation Employee Stock Ownership Plan.

2)	On February 12, 2008, the Board of Directors modified all unexercised option awards originally granted in 2003 by extending the date of expiration for an additional five years from the original date of expiration. Option awards to purchase a total of 75,000 shares of common stock awarded to Mr. Williams in 2003, and an option award to purchase 75,000 shares of common stock awarded to Mr. Harrell in 2003, had expiration dates extended through 2013.

Reference is hereby made to Note 3, “Summary of Significant Accounting Policies — Stock Based Compensation” in the attached 2008 financial statements, for a determination of the variables used in computing the value of option awards.

3)	Mr. Wood resigned from the Board on February 27, 2009.
Other Compensation Arrangements
The Company has agreements with various current Officers and Directors which is providing or would give rise to payment of a fee under certain conditions as follows:
The Company has agreed to pay Director Gregory A. Harrison a fee of 6% of funds received on borrowings from the unsecured line of credit obtained in October 2008. The fee is payable to Mr. Harrison as the Company receives proceeds from the Lender. In the event that this loan facility should require security in the future, the fee payable under the agreement is reduced to 3% of the proceeds received from the Lender. A total of $20,000 was paid to Mr. Harrison in 2008 pursuant to the terms of this agreement.

The Company has agreements with Directors Harrell, Harrison and Norton in the event they are successful in obtaining funding for the Company and/or its Diamondhead project. The Company has agreed to pay a commission equal to one percent (1%) of the amount of any debt financing obtained and a commission of between one and one-half percent (1.5%) and four percent (4%) of the amount of any equity investment obtained in connection with the development of the Diamondhead property as a result of their efforts. The Company has agreed to pay a commission equal to six percent (6%) of the gross sales price for property sold or for any loan or line of credit that does not require that the property be pledged as security for a loan. In the event a loan or line of credit requires that the property be pledged as security, the commission would be reduced to three percent (3%). Payment of any commission is contingent on the signing of a loan and/or equity agreement, sales agreement, and/or joint venture agreement acceptable to the Company and payment of the loan proceeds, sales proceeds, or equity financing by the entity or person brought to the deal. The commission due will be paid at Closing out of monies paid and upon receipt of good funds. If funds are received periodically, the commission due will be paid periodically upon receipt of said funds by the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AS OF FEBRUARY 2, 2009.
The following table sets forth, to the Company’s knowledge, as of February 2, 2009, based on filings with the Securities and Exchange Commission by certain beneficial owners, the beneficial ownership of the outstanding Voting Stock held by (i) each person or entity beneficially owning more than 5% of the shares of any class of Voting Stock, (ii) each director, nominee, and certain executive officers, individually, and (iii) all directors and executive officers as a group.

	Amount &
	Nature of
	Beneficial	Title of	%	%
Name and Address of Beneficial Owner	Ownership	Class	Of Class	Voting (1)

Europa Cruises Corporation	2,943,185	Common	7.38%	7.05%
Employee Stock Ownership Plan Trust (2) 1301 Seminole Boulevard., Suite 142 Largo, Florida 33770

Deborah A. Vitale (2) (3)	5,527,914	Common	13.85%	13.25%
Chairman, President, CEO, and Treasurer Chairman, President, and Treasurer of Casino World, Inc. and Mississippi Gaming Corp. 1013 Princess Street Alexandria, Virginia 22314

Gregory Harrison (4)	1,465,343	Common	3.67%	3.51%
Director, Secretary, and Vice President 16209 Kimberly Grove Gaithersburg, Maryland 20878

	Amount &
	Nature of
	Beneficial	Title of	%	%
Name and Address of Beneficial Owner	Ownership	Class	Of Class	Voting (1)

Benjamin J. Harrell (5)	650,000	Common	1.63%	1.56%
Director 237 N. Peters Street, Fourth Floor New Orleans, Louisiana 70130

Frank E. Williams, Jr. (6)	447,150	Common	1.12%	1.07%
Director 2789b Hartland Road Falls Church, Virginia 22043

Carl D. Stevens (7)	602,324	Common	1.51%	1.44%
Director 1753 Highway 42 South Forsyth, Georgia 31029

H. Steven Norton (8)	250,000	Common	.63%	.60%
Director 700 Rozier Street Alton, Illinois 62002

Thomas G. Wood (9)	1,300,000	Common	3.26%	3.12%
Director One Hughes Center Drive Las Vegas, Nevada 89169

Lewis Asset Management Corp. (10)	3,935,980	Common	9.89%	9.43%
45 Rockerfeller Plaza New York, New York 10111

Serco International Limited (11)	1,251,831	Common	3.14%	7.38%
P.O. Box 15, A-9010	900,000	S-NR Preferred	100.00%
Klagenfurt, Austria	926,000	S- Preferred	100.00%

Austroinvest International Limited (11)	1,251,831	Common	3.14%	7.38%
P.O. Box 15, A-9010	900,000	S-NR Preferred	100.00%
Klagenfurt, Austria	926,000	S- Preferred	100.00%

Ernst G. Walter (11)	1,251,833	Common	3.14%	7.38%
14700 Gulf Blvd., Apt.401	900,000	S-NR Preferred	100.00%
Madeira Beach, Florida 33708	926,000	S- Preferred	100.00%

All Directors and Executive Officers as a Group (7 persons)	11,542,731		28.92%	27.66%

(1)	Common Stock, Series S-NR Preferred Stock and Series S Preferred Stock have been combined for the purpose of calculating voting percentages.

(2)	The Europa Cruises Corporation Employee Stock Ownership Plan (“ESOP”) was established on August 18, 1994. The Trustee of the ESOP is Deborah A. Vitale, President, CEO, and Chairman of the Board. As of December 31, 2008, 2,136,360 ESOP shares had been released and 2,056,815 ESOP shares had been allocated to participants in the ESOP. The participants in the ESOP are entitled to direct the Trustee as to the manner in which the Company’s allocated shares are voted. The remaining 2,943,185 unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.

(3)	Includes 2,943,185 unallocated common shares of the ESOP Trust; 767,000 shares of Common Stock owned directly by Ms. Vitale; options to purchase 1,450,000 shares of Common Stock; and 367,729 shares of Common Stock, which represent shares of stock held in Ms. Vitale’s fully vested ESOP participant account.

(4)	Includes 907,951 shares of Common Stock owned directly by Mr. Harrison; 70,000 shares owned by the Harry and Marie Harrison Trust of which Mr. Harrison is a Co-Trustee; options to purchase 325,000 shares of Common Stock; and 162,392 shares of Common Stock held in Mr. Harrison’s partially vested ESOP participant account.

(5)	Includes 400,000 shares of Common Stock owned directly by Mr. Harrell and options to purchase 250,000 shares of Common Stock.

(6)	Includes 218,500 shares of Common Stock owned directly by Mr. Williams; 53,650 shares of Common Stock owned by the Williams Family Limited Partnership of which Mr. Williams is President of the General Partner, the Williams Family Corporation; and options to purchase 175,000 shares of Common Stock.

(7)	Includes 502,324 shares of Common Stock owned directly by Mr. Stevens and options to purchase 100,000 shares of Common Stock.

(8)	Includes 75,000 shares of Common Stock owned directly by Mr. Norton and options to purchase 175,000 shares of Common Stock.

(9)	Includes 1,300,000 shares of Common Stock owned directly by Mr. Wood who resigned from the Board on February 27, 2009.

(10)	Lewis Asset Management Corp. is a Delaware corporation that manages investment funds. It is the General Partner of Lewis Opportunity Fund, LP, a Delaware limited partnership which beneficially owns 3,121,896 shares of Common Stock. It is also the General Partner of LAM Opportunity Fund, LTD., a Bermuda partnership, which beneficially owns 814,084 shares of Common Stock.

(11)	Serco International Limited (f/k/a Serco International Financial Advisory Services, Ltd.) and Austroinvest International Limited are affiliated entities. The Company understands that Dr. Ernst Walter is the sole director of each company. The total beneficial ownership of securities of the Company held by the foregoing and Dr. Walter includes: 1,251,831 shares of Common Stock owned by Serco International Limited; 900,000 shares of Series S-NR Preferred Stock owned by

Serco International Limited; and 926,000 shares of Series S Preferred Stock owned by Austroinvest International Limited.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
On August 18, 1994, the Company established the Europa Cruises Corporation Employee Stock Ownership Plan (the “ESOP”). The ESOP, which is a qualified retirement plan under the provisions of Section 401(a) of the Internal Revenue Code and an employee stock ownership plan within the meaning of Section 4975(e)(7) of the Internal Revenue Code, was established primarily to invest in stock of the Company. All employees as of December 31, 1994, and subsequent new employees having completed 1,000 hours of service, are eligible to participate in the ESOP. The Company also established a trust called the Europa Cruises Corporation Employee Stock Ownership Plan Trust Agreement, to serve as the funding vehicle for the ESOP. Deborah A. Vitale, CEO, President and Treasurer of the Registrant, is the sole Trustee of the Trust. As of December 31, 2008, 2,136,360 shares of Common Stock had been released and 2,056,815 shares of Common Stock had been allocated to participants in the ESOP. Unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.
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
Meetings of the Board of Directors
The Board of Directors held thirteen meetings during 2008 and all Directors, with the exception of Mr. Wood, attended at least 75% of the meetings. Mr. Wood, who was named to the Board of Directors on July 8, 2008, attended two of the four meetings held following his election to the Board and subsequently resigned from the Board on February 27, 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Audit Committee approved all services provided by the Company’s independent registered public accounting firm, Friedman LLP, for the years ended December 31, 2008, 2007 and 2006. The following fees were paid to Friedman LLP for services in those years:

	2008	2007	2006
Audit Fees	$84,268	$61,275	$57,603
Audit-Related Fees	9,785	8,755	7,745
Tax Fees	0	0	0
All Other Fees	0	0	0

Total Fees Paid to Friedman LLP	$94,053	$70,030	$65,348

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

Exhibits

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

Exhibits

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

Exhibits

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

Exhibits

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

Exhibits

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

DIAMONDHEAD CASINO CORPORATION
DATE: March 31, 2009	By:	/s/ Deborah A. Vitale
Deborah A. Vitale, President

	By:	/s/ Robert Zimmerman
Robert Zimmerman, Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Deborah A. Vitale President and Chairman of the Board	March 31, 2009

/s/ Gregory A. Harrison Corporate Secretary and Director	March 31, 2009

/s/ Frank E. Williams, Jr. Director	March 31, 2009

/s/ Benjamin J. Harrell Director	March 31, 2009

/s/ Carl D. Stevens Director	March 31, 2009

/s/ H. Steve Norton Director	March 31, 2009

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of:
Diamondhead Casino Corporation and Subsidiaries
We have audited the accompanying consolidated balance sheets of Diamondhead Casino Corporation and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamondhead Casino Corporation as of December 31, 2008 and 2007, and financial results and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
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
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Diamondhead Casino Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2009 expressed an adverse opinion.
/s/ Friedman LLP
New York, New York
March 31, 2009

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007

ASSETS

Current assets
Cash	$295,968	$739,831
Prepaid insurance and other current assets	22,468	17,050

Total current assets	318,436	756,881

Property and equipment, less accumulated depreciation of $15,205 in 2008 and $14,980 in 2007	—	225

Land held for development (Note 3)	5,409,913	5,409,913

Deferred Financing Costs net of Amortization of $1,836	37,258	—

Other assets	26,514	26,514

	$5,792,121	$6,193,533

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Note Payable to Director	$55,000	$—
Accounts payable and accrued expenses	203,884	201,034

Total current liabilities	258,884	201,034

Long-Term Debt (net of unamortized discount of $23,095)	276,905	—

Commitments and contingencies (Notes 3 and 7)	—	—

Stockholders’ equity (Note 4)
Preferred stock, $.01 par value; shares authorized 5,000,000, outstanding 2,086,000 in 2008 and 2,122,000 in 2007 (aggregate liquidation preference of $2,519,080 in 2008 and $2,591,080 in 2007.	20,860	21,220
Common stock, $.001 par value; shares authorized 50,000,000, Issued: 36,731,687 in 2008, 36,477,066 in 2007, outstanding: 33,817,701 in 2008, 33,483,535 in 2007.	36,732	36,477
Additional paid-in capital	33,544,516	31,171,566
Unearned ESOP shares	(4,269,687)	(4,388,289)
Accumulated Deficit	(24,068,430)	(20,840,816)
Treasury stock, at cost, 50,346 shares	(7,659)	(7,659)

Total stockholders’ equity	5,256,332	5,992,499

	$5,792,121	$6,193,533

See accompanying notes to consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
COSTS AND EXPENSES
Administrative and General	$877,781	$925,240	$1,378,067
Stock-based Compensation	2,072,927	—	1,238,348
Depreciation and Amortization (Note 3)	2,061	965	1,671
Other	169,719	255,887	275,735

	3,122,488	1,182,092	2,893,821

OTHER INCOME (EXPENSE)
Reversal of Sales Tax Liability	—	—	1,125,752
Interest Earned on Invested Cash	4,374	25,941	21,742
Interest Expense	(6,460)	—	—
Other	—	664	96,495

	(2,086)	26,605	1,243,989

NET LOSS	(3,124,574)	(1,155,487)	(1,649,832)

PREFERRED STOCK DIVIDENDS	(103,040)	(107,360)	(107,360)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(3,227,614)	$(1,262,847)	$(1,757,192)

Net loss per common share, basic and diluted	$(.096)	$(.038)	$(.055)

Weighted average number of common shares outstanding	33,689,181	33,376,421	32,125,425

See accompanying notes to consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
Preferred Stock
Balance January 1	$21,220	$21,220	$21,220
Conversion of shares to Common	(360)	—	—

Balance December 31	$20,860	$21,220	$21,220

Common Stock
Balance January 1	$36,477	$36,217	$34,574
Exercise of Stock Options	200	241	1,614
Issued for Services	—	—	13
Preferred Stock Dividends	19	19	16
Conversion of Preferred	36	—	—

Balance December 31	$36,732	$36,477	$36,217

Additional Paid-In Capital
Balance January 1	$31,171,566	$30,709,032	$27,128,881
ESOP Compensation	4,693	93,784	105,316
Exercise of Stock Options	199,800	321,409	1,042,141
Shares Issued for Services	—	—	35,587
Stock-based Awards	2,135,512	—	1,238,348
Conversion Preferred to Common	324	—	—
Sale of Treasury Shares	—	—	1,111,415
Preferred Stock Dividends	32,621	47,341	47,344

Balance December 31	$33,544,516	$31,171,566	$30,709,032

Unearned ESOP Shares
Balance January 1	$(4,388,289)	$(4,506,890)	$(4,625,492)
ESOP Compensation	118,602	118,601	118.602

Balance December 31	$(4,269,687)	$(4,388,289)	$(4,506,890)

Accumulated (Deficit)
Balance January 1	$(20,840,816)	$(19,577,969)	$(17,820,777)
Preferred Stock Dividends	(103,040)	(107,360)	(107,360)
Net Loss for Year	(3,124,574)	(1,155,487)	(1,649,832)

Balance December 31	$(24,068,430)	$(20,840,816)	$(19,577,969)

Treasury Stock
Balance January 1	$(7,659)	$(7,659)	$(114,094)
Sale of Treasury Shares			106,435

Balance December 31	$(7,659)	$(7,659)	$(7,659)

Total Stockholders Equity	$5,256,322	$5,992,499	$6,673,951

See accompanying notes to consolidated financial statements

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(NOTE 9)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
OPERATING ACTIVITIES
Net loss	$(3,124,574)	$(1,155,487)	$(1,649,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,061	965	1,671
ESOP provision	123,295	212,385	223,918
Issuance of common shares for services	—	—	35,600
Issuance of stock options	2,072,927	—	1,238,348
Amortization of loan discount	396	—	—
(Increase) decrease in:
Accounts receivable	—	—	16,956
Prepaid insurance and other	(5,418)	(762)	3,473
(Decrease) increase in:
Accounts payable and accrued expenses	(7,550)	1,125	(19,708)
Sales tax settlement liability	—	—	(1,275,752)

Net cash used in operating activities	(938,863)	(941,774)	(1,275,326)

INVESTING ACTIVITIES
Land development	—	—	(7,333)

Net cash used in investing activities	—	—	(7,333)

FINANCING ACTIVITIES
Proceeds from sale of common shares held in treasury	—	—	1,217,850
Proceeds form issuance of Notes payable to Directors	205,000	—	—
Payment of Note payable to Director	(25,000)	—	—
Proceeds from exercise of options and warrants to purchase	—	—	—
common stock	75,000	321,650	1,043,755
Proceeds from Line of Credit	300,000	—	—
Payment of preferred stock dividends	(60,000)	(60,000)	(60,000)

Net cash provided by financing activities	495,000	261,650	2,201,605

Net increase (decrease) in cash	(443,863)	(680,124)	918,946
Cash beginning of year	739,831	1,419,955	501,009

Cash end of year	$295,968	$739,831	$1,419,955

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
2. Liquidity and Going Concern
The consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses over the past several years, and as of December 31, 2008, has an accumulated deficit of $24,068,430. Certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company incurred a loss applicable to common shareholders of $3,227,614, $1,262,847 and $1,757,192 for the years ending December 31, 2008, 2007 and 2006 respectively and expects continued losses for the foreseeable future.
The Company has generated no operating revenues since it ended its gambling cruise ship operations in 2000 and has had to rely on alternative means to raise capital to meet its financial obligations. During 2007 and 2006, the Company was able to sustain its cash position and continue to satisfy its ongoing expenses through the sale of common stock formerly held in treasury and receipt of cash from the exercise of options and warrants to purchase common stock. In 2008, the Company entered into two promissory notes with two Directors of the Company yielding proceeds of $205,000, received $75,000 from the exercise of options to purchase 100,000 shares of common stock, and obtained a Line of Credit from an unrelated third party investor in the total amount of $1,000,000 of which the company has drawn $300,000 as of December 31, 2008.
At December 31, 2008, the Company had cash on hand totaling $295,968. Management of the Company examined the historical and planned future spending of the Company and as of December 31, 2008 believes that the Company will essentially exhaust all cash resources currently available by December 31, 2009.
At December 31, 2008, the Company does not have the financial resources to develop its proposed casino resort. There can be no assurance that the Company can successfully develop its Diamondhead, Mississippi property, and in the event that the Company is unsuccessful in raising sufficient cash or finding alternative means to meet its future obligations, it could have a significant adverse impact on the Company’s ability to continue as a going concern and ultimately develop the property.
3. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Diamondhead Casino Corporation and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Summary of Significant Accounting Policies (continued)
Cash
The Company’s cash balances are maintained primarily in one bank and are currently insured by the Federal Deposit Insurance Corporation subject to certain limitations.
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
Fair Value Measurements (continued)
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis.
In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial liabilities”. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The adoption of this standard did not have a material effect on the consolidated financial statements as the Company did not elect to report its financial instruments at fair value.
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
The carrying amounts of cash, a note payable to a Director, accounts payable and accrued expenses, approximate fair value due to the short term nature of the instruments. The carrying amount of the fixed interest loan payable approximates the fair value based on level 2 observations as described in SFAS 157. The transaction was entered into in the fourth quarter of 2008 at borrowing rates and terms currently available to the Company.
Long-Lived Assets
The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. No impairment existed as of December 31, 2008.
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
Income Taxes
Under the asset and liability method of SFAS No. 109 “Accounting for Income Taxes,” deferred tax liabilities and assets are recognized for future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of assets and liabilities. A valuation allowance is recorded to reflect the uncertainty of realization of deferred tax assets.
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) — an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2008, the Company does not have a liability for unrecognized tax benefits.
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
The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.
Net Loss per Common Share
Basic earnings/(loss) per share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings/ (loss) per share is calculated by using the weighted average number of common shares outstanding, plus other potentially dilutive securities. Common shares outstanding consist of issued shares, including allocated and committed shares held by the ESOP trust, less shares held in treasury. Dilutive securities included stock purchase options and convertible preferred stock which totaled 3,225,000 for the year ended December 31, 2008, 3,336,000 for the year ended December 31, 2007 and 3,577,000 for the year ended December 31, 2006. The foregoing is excluded from diluted net loss per share as their effect would be antidilutive.

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
Stock Based Compensation
On January 1, 2006, the Company adopted SFAS 123(R) “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards either modified or granted to employees and directors based upon estimated fair values. As a result of adopting SFAS 123(R), net loss applicable to common stockholders was $2,072,927 for the year ended December 31, 2008 and $1,238,348 for the year ended December 31, 2006, higher than if the Company had continued to account for stock-based compensation under APB No. 25. The impact on basic and diluted earnings per share was a reduction of $.062 and $.039 per share for the years ended December 31, 2008 and 2006 respectively. There was no stock-based compensation expense recognized for the years ended December 31, 2007.
In determining the fair value of each option granted in 2006 and those modified in 2008, the Black-Scholes option-pricing model, consistent with the provisions of SFAS 123(R) and SAB No.107, was used, with the following weighted-average assumptions:

	2008	2006
Dividend Yield	0%	0%
Expected Volatility	49.25% - 96.10%	86.45%
Expected Option Life (years)	5	5
Average Risk-Free Interest Rate	2.31% to 2.82%	4.86%
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
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement 141(R)(“SFAS 141(R)”)- Business Combinations,-revision to SFAS 141. SFAS 141(R) improves the reporting by creating greater consistency in the accounting and reporting of business combinations. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all the information they need to evaluate and understand the nature and financial effect of the business combination. The statement does not apply to the formation of a joint venture. The Statement is effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. The Company expects no immediate impact from the implementation of the Statement as no business combinations are currently pending.
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
4. Note Payable to Director
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
On March 28, 2008, the Vice President of the Company, who had previously loaned the Company $150,000 pursuant to the aforementioned promissory note, exercised an option to purchase 100,000 shares of common stock at an exercise price of $1.25 per share by applying $125,000 of the $150,000 which the Company owed him to exercise the option. The remaining balance on this note was retired in the second quarter of 2008 leaving a note in the amount of $55,000 outstanding at December 31, 2008.
5. Long-Term Debt
On October 23, 2008, the Company entered into an agreement with an unrelated third party for an unsecured Line of Credit up to a maximum of $1,000,000. The Line of Credit provides for funds to be drawn from time to time and carries an interest rate of 9% per annum payable quarterly based on the number of days any portion of the advances are outstanding. All funds advanced under the facility will be due and payable by November 1, 2012. As an inducement to provide the facility, the lender was awarded an immediate option to purchase 50,000 shares of common stock of the Company at $1.75 per share. In addition, the lender has an option to purchase a maximum of 250,000 additional shares of common stock of the Company at $1.75 per share based on the proportion any amount borrowed bears to the $1,000,000 Line of Credit. The options expire following repayment in full by the Company of the amount borrowed. The Company incurred finders’ fees in obtaining the facility, including a fee paid to an unrelated party in January 2009 by issuing 20,000 shares of common stock then-valued at $13,100. In addition, under the terms of an agreement with the Company, a Director and Vice President of the Company is entitled to 6% of the amount of funds borrowed under the facility for his efforts in securing the Line of Credit, $20,000 of which was paid to him in 2008.
Upon signing of the Line of Credit, the lender was entitled to an option to purchase 50,000 shares of common stock at $1.75 per share. The Company valued the option in the amount of $39,094 using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero, expected volatility of 69.88%, expected life of 4.02 years

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Long-Term Debt (continued)
and average risk-free interest rate of 1.76%. The value of the option is recorded as deferred loan cost and will be amortized over the expected life of the loan. Deferred loan amortization amounted to $1,836 for the year ended December 31, 2008.
On December 8, 2008, the Company requested and received an initial draw on the Line of Credit in the amount of $300,000 entitling the lender to an option to purchase 75,000 shares of common stock at $1.75 per share. The Company valued the option in the amount of $23,491 using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero, expected volatility of 64.99%, expected life of 3.9 years and average risk-free interest rate of 1.357%. The value of the option is recorded as debt discount and will be amortized to interest expense over the expected life of the loan. Unamortized debt discount at December 31, 2008 amounted to $23,095.
On March 9, 2009, the Company requested a second draw on the Line of Credit in the amount of $300,000 and received the funds on or about March 17, 2009. Therefore, the total indebtedness under the Line of Credit is $600,000 with a remaining $400,000 available for future draws.
6. Stockholders’ Equity
At December 31, 2008, 2007 and 2006, the Company had a stock option plan and non-plan options, which are described below.
Non-Plan Stock Options
On February 12, 2008, the Company modified all unexercised options originally issued in 2003 by extending the expiration date five years from the original expiration date. A total of 990,000 options to purchase common shares were affected by the modification.
In March 2008, a Director of the Company exercised an option to purchase 75,000 shares of common stock at an exercise price of $.75 per share. Also in March 2008, a Director and Vice President of the Company exercised and option to purchase 100,000 shares of common stock at $1.25 per share.
In July 2008, a key employee of the Company exercised an option to purchase 25,000 shares of common stock at an exercise price of $.75 per share.
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

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Stockholders’ Equity (continued)
shares of common stock at $.63 per share. In July 2006, a Director of the Company exercised an option to purchase 75,000 shares of common stock at $.75 per share.
In April 2006, the Company awarded options to purchase 100,000 shares of common stock at an exercise price of $2.70 per share to each of the six Directors of the Company. On the same date, the Board of Directors awarded an option to purchase 50,000 shares of common stock at an exercise price of $2.70 per share to a key employee of the Company and awarded an option to purchase 25,000 shares of common stock at an exercise price of $2.70 per share to an Officer of the Company. For the year ended December 31, 2006, the Company recorded stock-based compensation expense of $1,238,348.
Stock Option Plan
On December 19, 1988, the Company adopted a stock option plan (the “Plan”) for its officers and management personnel under which options could be granted to purchase up to 1,000,000 shares of the Company’s common stock. Accordingly, the Company reserved 1,000,000 shares for issuance under the Plan. The option price may not be less than 100% of the market value of the shares on the date of the grant. The options expire within ten years from the date of grant. At December 31, 2008, no options from this plan were issued or exercised.
Accounting for Stock Options
A summary of the status of the Company’s fixed Plan and non-plan options as of December 31, 2008, 2007 and 2006, and changes during the years ended on December 31, 2008, 2007 and 2006 is presented below:

	December 31, 2008		December 31, 2007		December 31, 2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	3,040,000	$1.18	3,181,000	$1.17	4,044,500	$.69
Granted	125,000	1.75	—	—	650,000	2.70
Exercised	(200,000)	(1.00)	(141,000)	(.86)	(1,513,500)	(.56)
Expired	—	—	—	—	—	—

Outstanding at end of year	2,965,000	$1.22	3,040,000	$1.18	3,181,000	$1.17

Options exercisable at year-end	2,965,000	—	3,040,000	—	3,181,000	—
Weighted-average fair value of options granted during the year		$1.75		$—		$2.70

The following tables, summarizes information about stock options outstanding and exercisable at December 31, 2008 and 2007:

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Stockholders’ Equity (continued)
Accounting for Stock Options (continued)
December 31, 2008

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average	Weighted	Number	Weighted-
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	At	Contractual	Exercise	At	Exercise
Prices	12/31/08	Life	Price	12/31/08	Price

$.30	750,000	4.19	$.30	750,000	$.30
$.72 - $.80	840,000	2.05	.78	840,000	.78
$1.25	600,000	1.82	1.25	600,000	1.25
$1.75	125,000	3.84	1.75	125,000	1.75
$2.70	650,000	2.28	2.70	650,000	2.70

	2,965,000			2,965,000

December 31, 2007

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average	Weighted	Number	Weighted-
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	At	Contractual	Exercise	At	Exercise
Prices	12/31/07	Life	Price	12/31/07	Price

$.30	750,000	.19	$.30	750,000	$.30
$.72 - $.80	940,000	1.51	.78	940,000	.78
$1.25	700,000	2.82	1.25	700,000	1.25
$2.70	650,000	3.28	2.70	650,000	2.70

	3,040,000			3,040,000

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
These shares may be redeemed at the option of the Company at $1.08 per share plus $.0108 per share for each quarter that such shares are outstanding. The shares also have a $1.08 per share preference in involuntary liquidation of the Company. At

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Stockholders’ Equity (continued)
Preferred Stock (continued)
December 31, 2008 and 2007, outstanding Series S preferred stock totaled 926,000 shares. No cumulative dividends were in arrears at December 31, 2008 and 2007.
On September 13, 1993, the Company issued 900,000 shares of its $.01 par value Series S-NR Voting, Non-Convertible, Non-Redeemable, Preferred Stock to Serco International Limited (a wholly-owned subsidiary of Austroinvest International, Inc.), in exchange for proceeds of $999,000. The Company pays quarterly, non-cumulative dividends of three percent per annum on these shares. Upon involuntary liquidation of the Company, the liquidation preference of each share is $1.11. At December 31, 2008 and 2007, outstanding Series S-NR preferred stock totaled 900,000 shares.
In March 1994, the Company offered, pursuant to Regulation S, one million units at $5.50 per unit, each unit consisting of one share of the Company’s $.001 par value common stock and two shares of the Company’s Series S-PIK Junior, cumulative, convertible, non-redeemable, non-voting $.01 par value preferred stock. Each share of Series S-PIK preferred stock is convertible into one share of the Company’s common voting stock at any time after February 15, 1995. A total of 36,000 shares were converted during 2008 and no shares were converted during 2007. The Series S-PIK preferred stock ranks junior to the Series S and Series S-NR preferred shares as to the distribution of assets upon liquidation, dissolution, or winding up of the Company. Upon liquidation of the Company, the S-PIK preferred stock will have a liquidation preference of $2.00 per share. A cumulative quarterly dividend of $0.04 per share is payable on Series S-PIK preferred stock. At December 31, 2008 and 2007, outstanding Series S-PIK preferred stock totaled 260,000 and 296,000 shares respectively.
During 2008, the Company paid $32,640 of the total preferred dividends of $103,040 with 18,621 shares of its common stock. The Company paid $10,400 of preferred dividends due for the fourth quarter of 2008 with 12,235 shares of its common stock in January of 2009.
During 2007, the Company paid $47,360 of the total preferred dividends of $107,360 with 19,013 shares of its common stock. During 2006, the Company paid $47,360 of the total preferred dividends of $107,360 with 16,746 shares of its common stock. No dividends were in arrears at December 31, 2007.
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
Shares are allocated to the participants’ accounts in relation to repayments of the loans from the Company and 79,545 shares were released in each year of the three year period ending December 31, 2008. At December 31, 2008, 2,863,640 shares with a fair market value of $1,718,184 are unearned. At December 31, 2007, 2,943,185 shares with a fair market value of $7,505,122 were unearned.
The Company recognized net compensation expense equal to the shares allocated multiplied by the current market value of each share less any dividends received by the ESOP on unallocated shares. Compensation expense related to the ESOP amounted to $123,295 in 2008, $212,385 in 2007 and $223,918 in 2006. The unearned ESOP shares in

DIAMONHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Employee Stock Ownership (continued)
stockholders’ equity represented deferred compensation expense to be recognized by the Company in future years as additional shares are allocated to participants.
8. Income Taxes
At December 31, 2008, the Company had net operating loss carryforwards for income taxes of approximately $15.7 million, which expire during various periods through 2028. Realization of deferred income taxes as of December 31, 2008 is not considered likely. Therefore, a valuation allowance of approximately $5 million has been established for the entire amount of deferred tax assets relative to the net operating loss.
9.Commitments and Contingencies
Leases
The Company leases office space in Largo, Florida pursuant to a lease with The Gentile Group LLC which expires July 31, 2009. The Company also leases storage facilities in Madeira Beach, Florida and offices in Diamondhead, Mississippi on a month-to month basis. Rental expenses for all facilities totaled $28,149 in 2008, $26,735 in 2007 and $24,680 in 2006.
The Company is liable for future minimum lease payments of $5,150 through July 2009.
Management Agreement
On June 19, 1994, the Company entered into a Management Agreement with Casinos Austria Maritime Corporation (“CAMC”) to operate, on an exclusive basis, all of its proposed dockside gaming casinos in the State of Mississippi. If the Company enters into a joint venture arrangement pursuant to which the joint venture partner acquires a controlling interest, the agreement may terminate at the option of CAMC. The Management Agreement is for a term of five years beginning when the casino resort becomes operational and provides for the payment of an operational term management fee based on a percentage of gross gaming revenues, as defined therein.
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
The five subsidiaries which were the subjects of the assessment are no longer operating, have no assets, and are unable to make further payments pursuant to their respective Closing Agreements. The parent corporation did not guarantee the payments under these settlement agreements. On May 18, 2006, the Company received correspondence from the Florida Department of Revenue stating that the Department had filed tax warrants with respect to the amounts owed by the

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Commitments and Contingencies (continued)
Sales Tax Settlement (continued)
subsidiaries in question and had placed these warrants as uncollectible and no further collection efforts would be pursued by the Florida Department of Revenue.
Related Parties
The Company has agreements with various current Officers and Directors which is providing or would give rise to payment of a fee under certain conditions as follows:
The Company has agreed to pay Director Gregory A. Harrison a fee of 6% of funds realized on borrowings from the unsecured line of credit obtained in October 2008. The fee is payable to Mr. Harrison as the Company receives proceeds from the Lender. In the event that this loan facility should require security in the future, the fee payable under the agreement is reduced to 3% of the proceeds received from the Lender. A total of $20,000 was paid to Mr. Harrison in 2008 pursuant to the terms of this agreement.
The Company has agreements with Directors Harrell, Harrison and Norton in the event they are successful in obtaining funding for the Company and/or its Diamondhead project. The Company has agreed to pay a commission equal to one percent (1%) of the amount of any debt financing obtained and a commission of between one and one-half percent (1.5%) and four percent (4%) of the amount of any equity investment obtained in connection with the development of the Diamondhead property as a result of their efforts. The Company has agreed to pay a commission equal to six percent (6%) of the gross sales price for property sold or for any loan or line of credit that does not require that the property be pledged as security for a loan. In the event a loan or line of credit requires that the property be pledged as security, the commission would be reduced to three percent (3%). Payment of any commission is contingent on the signing of a loan and/or equity agreement, sales agreement, and/or joint venture agreement acceptable to the Company and payment of the loan proceeds, sales proceeds, or equity financing by the entity or person brought to the deal. The commission due will be paid at Closing out of monies paid and upon receipt of good funds. If funds are received periodically, the commission due will be paid periodically upon receipt of said funds by the Company.
Other
The Company has agreements with various unrelated persons and entities that would be entitled to substantial commissions if the Company enters into an agreement relating to the development of its Diamondhead property as a result of their efforts.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Supplemental Cash Flow
Supplemental schedules are as follows:

	2008	2007	2006
Interest paid:
Cash paid for interest	$3,041	$—	$—

Stock issued to satisfy Note payable to Director	$125,000	$—	$—

Conversion of 36,000 shares of Preferred Stock to Common	$—	$—	$—

Preferred stock dividends paid with shares of common stock	$32,640	$47,360	$47,360

11. Quarterly Financial Data (Unaudited)

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
2008
Costs and Expenses	$2,330,504	$282,636	$239,236	$270,112	$3,122,488
Other Income and (Expense), Net	1,933	(339)	(903)	(2,777)	(2,086)
Net (Loss)	(2,328,571)	(282,975)	(240,139)	(272,889)	(3,124,574)
Loss per Share	(.070)	(.009)	(.008)	(.009)	(.096)

2007
Costs and Expenses	$321,634	$318,405	$279,840	$262,213	$1,182,092
Other Income and (Expense), Net	8,123	7,391	6,033	5,058	26,605
Net (Loss)	(313,511)	(311,014)	(273,807)	(257,155)	(1,155,487)
Loss per Share	(.010)	(.010)	(.009)	(.009)	(.038)

2006
Costs and Expenses	$727,705	$1,580,499	$295,741	$289,876	$2,893,821
Other Income and (Expense), Net	4,127	1,131,358	100,875	7,629	1,243,989
Net (Loss)	(723,578)	(449,141)	(194,866)	(282,247)	(1,649,832)
Loss per Share	(.024)	(.015)	(.007)	(.009)	(.055)