Form 10-Q
period 2009-03-31
DIAMONDHEAD CASINO CORP
filed 2009-05-08
CIK 844887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code: 727/674-0055
     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant has submitted electronically and posted on its Corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of shares outstanding as of May 1, 2009: 33,890,623.

i

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Three Months Ended
	March 31
	2009	2008
Costs and Expenses:
General and Administrative	$216,738	$207,392
Stock-based Compensation	—	2,072,927
Other	21,569	50,185

	238,307	2,330,504

Other Income (Expense)
Interest Earned On Invested Cash	937	2,175
Interest Expense	(10,582)	(242)

	(9,645)	1,933

Net Loss	(247,952)	(2,328,571)
Preferred Stock Dividends	(25,400)	(26,840)

Net Loss Applicable to Common Stockholders	$(273,352)	$(2,355,411)

Net Loss per Common Share Applicable to Common Stockholders Basic and Diluted	$(.008)	$(.070)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	33,845,820	33,490,164

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash	$354,040	$295,968
Other Current Assets	12,704	22,468

Total Current Assets	366,744	318,436

Land Held for Development	5,409,913	5,409,913
Deferred Financing Costs (net of amortization of $4,231 at March 31, 2009 and $1,836 at December 31, 2008)	34,863	37,258
Long Term Receivable and Other	26,514	26,514

Total Assets	$5,838,034	$5,792,121

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Note payable to Director	$55,000	$55,000
Accounts Payable and Accrued Liabilities	177,711	203,884

Total Current Liabilities	232,711	258.884

Long-Term Debt (net of unamortized discount of $31,141 at March 31, 2009 and $23,095 at December 31, 2008)	568,859	276,905

Contingencies

Stockholders’ Equity:
Preferred Stock: $.01 par value; shares authorized: 5,000,000, outstanding: 2,086,000 at March 31, 2009 and December 31, 2008; (aggregate liquidation preference $2,519,080 at March 31, 2009 and December 31, 2008)	20,860	20,860
Common Stock: $.001 par value; shares authorized: 50,000,000, issued: 36,784,722 at March 31, 2009 and 36,731,687 at December 31, 2008, outstanding: 33,890,623 at March 31, 2009 and 33,817,701 at December 31, 2008	36,785	36,732
Additional Paid-In-Capital	33,568,296	33,544,516
Unearned ESOP Shares	(4,240,036)	(4,269,687)
Accumulated Deficit	(24,341,782)	(24,068,430)
Treasury Stock, at Cost, 50,346 Shares	(7,659)	(7,659)

Total Stockholders’ Equity	5,036,464	5,256,332

Total Liabilities and Stockholder’s Equity	$5,838,034	$5,792,121

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2009	2008
Operating Activities:
Net Loss	$(247,952)	$(2,328,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	2,395	60
Release of ESOP Shares	9,944	37,785
Issuance of stock-based compensation	—	2,072,927
Amortization of loan discount	1,594	—

Decrease in:
Other Current Assets	9,764	1,829

(Decrease) in:
Accounts Payable and Accrued Liabilities	(2,673)	(59,484)

Net cash used in Operating Activities	(226,928)	(275,454)

Financing Activities:
Proceeds from Line of Credit	300,000	—
Proceeds from issuance of Notes payable to Directors	—	205,000
Proceeds from exercise of options to purchase common stock	—	56,250
Payment of Preferred Stock dividends	(15,000)	—

Net cash provided by Financing Activities	285,000	261,250

Net increase (decrease) in cash	58,072	(14,204)

Cash beginning of period	295,968	739,831

Cash end of period	$354,040	$725,627

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation
These condensed consolidated financial statements contain unaudited information as of March 31, 2009 and for the three-month periods ended March 31, 2009 and 2008. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with our audited consolidated financial statements and the related notes thereto. The financial information as of December 31, 2008 is derived from our 2008 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K. The financial results for the interim period presented are not necessarily indicative of the results to be expected for the full year.
Note 2. Going Concern
The condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses over the past several years, and as of March 31, 2009, has an accumulated deficit of $24,341,782. The Company has no operations, generates no revenues, and, as reflected in the accompanying condensed consolidated financial statements, incurred a loss applicable to common shareholders of $273,352 for the three months ended March 31, 2009. Our auditors have referred to the substantial doubt about the Company’s ability to continue as a going concern in their audit report on our consolidated financial statements included with the Annual Report on Form 10-K for the year ended December 31, 2008.
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
The Company had been dependent over the past two years on raising cash to meet its on-going costs and expenses through the sale of its equity securities. However, on October 23, 2008, the Company secured a $1,000,000 Line of Credit from an unrelated third party which management estimates will provide sufficient capital to meet the Company’s on-going costs and expenses through the year ended 2009. The terms of the Line of Credit are more fully discussed in Note 9 to these condensed consolidated financial statements.
The Company continues to discuss the development of the property as well as financing options with various interested parties, however, at March 31, 2009, the Company does not have the financial resources to develop a casino resort. There can be no assurance that the Company can successfully develop any of its Diamondhead, Mississippi property and in the event that the Company is unsuccessful in raising sufficient cash or finding alternative means to meet its future obligations, it may have a significant adverse impact on the Company’s ability to ultimately develop the property. The development of this property is subject to risks and uncertainties which include, but are not limited to, those relating to permitting, financing, and the actions of federal, state, or local governments and agencies. The Company may be affected by some or all of these factors and other risks and uncertainties, many of which are beyond the Company’s control.
Note 3. Net Loss per Common Share
Net loss per common share applicable to common stockholders is based on the net loss applicable to common stockholders divided by the weighted average number of common shares outstanding during each period. Common shares outstanding consist of issued shares, including allocated and committed shares held by the ESOP trust, less shares held in treasury.
Basic net loss per share applicable to common stockholders is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is calculated by using the weighted average number of common shares outstanding plus other potentially dilutive securities. As of March 31, 2009 and 2008, dilutive securities included 3,300,000 and 3,161,000 respectively of potential, additional common shares consisting of stock purchase options and convertible preferred stock. The foregoing, potentially dilutive securities are excluded from diluted net loss per share applicable to common stockholders as their effect would be antidilutive.

	March 31,	December 31,
	2009	2008
Common Shares outstanding includes:
Issued Shares	36,784,722	36,731,687
Less: Treasury Shares	(50,346)	(50,346)
Unallocated, uncommitted ESOP Shares	(2,843,753)	(2,863,640)

Outstanding Shares	33,890,623	33,817,701

Note 4. Recent Accounting Pronouncements.
In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 111 (“SAB 111”). SAB 111 amends Topic 5.M. in the SAB series entitled “Other Than Temporary Impairment of Certain Investments Debt and Equity Securities”. On April 9, 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” SAB 111 maintains the previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. SAB 111 was effective for the Company as of March 31, 2009. There was no material impact on our consolidated financial position or results of operations upon adoption of this SAB.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FASB staff position amends FASB Statement No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The staff position also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FASB staff position becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this FSP for the interim reporting period ending March 31, 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities. If an entity determines that it has an other-than-temporary impairment on a security, it must recognize the credit loss on the security in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The staff position expands disclosures about other-than-temporary impairment and requires that the annual disclosures in FASB Statement No. 115 and FSP FAS 115-1 and FAS 124-1 be made for interim reporting periods. This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this FSP for the interim reporting period ending March 31, 2009. There was no material impact on our consolidated financial position or results of operations upon adoption.
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. A significant decrease in the volume or level of activity for the asset of liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly. In that circumstance, further analysis of transactions or quoted prices is needed and an adjustment to the transactions or quoted prices may be necessary to estimate fair value. This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this FSP for the interim reporting period ending March 31, 2009 and it did not have a material impact on our consolidated financial position or results of operations.
Note 5. Stock-Based Compensation
The Company follows the provisions of SFAS 123(R) “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards either modified or granted to employees and directors based upon estimated fair values. As a result of a modification to all outstanding option grants originally issued in 2003, net loss applicable to common stockholders for the three months ended March 31, 2008 was $2,072,927 higher than if the Company had not modified the terms of those option grants. The impact on basic and diluted loss per share for the three months ended March 31, 2008 was an increase of $.062 per share. There was no stock-based compensation expense recognized for the three months ended March 31, 2009.
In determining the fair value of each option modified, the Black-Scholes option-pricing model, consistent with the provisions of SFAS 123(R) and SAB No.107, was used. In the case of a modification, the valuation at the modification date of February 12, 2008, in excess of the valuation at the original grant date, is expensed. The valuation was determined using the following weighted-average assumptions: dividend yield of zero, expected volatility ranging from 49.25% to 96.10%, an average expected option life of 5.07 years or the actual life if the option was exercised after the modification date, and average risk-free interest rates ranging from 2.31% to 2.82%. All awards were fully vested at March 31, 2009.
Note 6. Fair Value
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
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. The Company elected the one year deferral allowed for adopting SFAS 157 “Fair Value Measurements,” for nonfinancial assets and liabilities. The adoption of this FSP has not had a significant impact on our condensed consolidated financial statements.
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
The carrying amounts of cash and other current assets, a note payable to a Director, accounts payable and accrued expenses, approximate fair value due to the short term nature of the instruments. The carrying amount of the fixed interest loan payable approximates the fair value based on level 2 observations as described in SFAS 157. The transaction was entered into in the fourth quarter of 2008 at borrowing rates and terms currently available to the Company.
Note 7. Impairment of Long-Lived Assets
The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. No impairment existed as of March 31, 2009.
Note 8. Promissory Notes Due Directors
In March 2008, the Company borrowed $205,000 from two Directors to meet its short term liquidity needs pursuant to the terms of two promissory notes. The first note provided for the repayment of

$150,000 to the Vice President of the Company, who is also a Director of the Company. The second note provides for the repayment of $55,000 to a Director of the Company. Both loans were due and payable on or before May 1, 2009 and provided for interest at the rate of 9% per annum. Both loans were unsecured.
On March 28, 2008, the Vice President of the Company, who had previously loaned the Company $150,000 pursuant to the aforementioned promissory note, exercised an option to purchase 100,000 shares of common stock at an exercise price of $1.25 per share by applying $125,000 of the $150,000 which the Company owed him to exercise the option. The remaining balance on this note was retired in the second quarter of 2008. The remaining Note in the amount of $55,000 was paid in full on May 1, 2009.
Note 9. Long-Term Debt
On October 23, 2008, the Company entered into an agreement with an unrelated third party for an unsecured Line of Credit up to a maximum of $1,000,000. The Line of Credit provides for funds to be drawn from time to time and carries an interest rate of 9% per annum payable quarterly based on the number of days any portion of the advances are outstanding. All funds advanced under the facility will be due and payable by November 1, 2012. As an inducement to provide the facility, the lender was awarded an immediate option to purchase 50,000 shares of common stock of the Company at $1.75 per share. In addition, the lender has an option to purchase a maximum of 250,000 additional shares of common stock of the Company at $1.75 per share based on the proportion any amount borrowed bears to the $1,000,000 Line of Credit. The options expire following repayment in full by the Company of the amount borrowed. The Company incurred finders’ fees in obtaining the facility, including a fee paid to an unrelated party in January 2009 by issuing 20,000 shares of common stock then-valued at $13,100. In addition, under the terms of an agreement with the Company, a Director and Vice President of the Company is entitled to 6% of the amount of funds borrowed under the facility for his efforts in securing the Line of Credit. A total of $20,000 was paid to him in 2008 and an additional $16,000 was paid to him in 2009.
Upon signing the Line of Credit, the lender was entitled to an option to purchase 50,000 shares of common stock at $1.75 per share. The Company valued this option at $39,094 using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero, expected volatility of 69.88%, expected life of 4.02 years and average risk-free interest rate of 1.76%. The value of this option is recorded as deferred loan cost and will be amortized over the expected life of the loan. Deferred loan cost amortization amounted to $2,395 for the three months ended March 31, 2009.
On December 8, 2008, the Company requested and received an initial draw on the Line of Credit in the amount of $300,000 entitling the lender to an option to purchase 75,000 shares of common stock at $1.75 per share. The Company valued the 2008 option at $23,491 using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero, expected volatility of 64.99%, expected life of 3.9 years and an average risk-free interest rate of 1.357%. On March 9, 2009, the Company requested a second draw on the Line of Credit in the amount of $300,000 and received the funds on or about March 17, 2009. The Company valued the 2009 option at $9,640 using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero, expected volatility of 76.77%, expected life of 3.63 years and an average risk-free interest rate of 1.79%. The value of the 2008 and 2009 options are recorded as debt discount and amortized to interest expense over the expected life of the loan.

Note 10. Contingencies
Sales Tax
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
Related Parties
The Company has agreements with various current Officers and Directors which is providing or would give rise to payment of a fee under certain conditions as follows:
The Company has agreed to pay Director Gregory A. Harrison a fee of 6% of funds realized on borrowings from the unsecured line of credit obtained in October 2008. The fee is payable to Mr. Harrison as the Company receives proceeds from the Lender. In the event that this loan facility should require security in the future, the fee payable under the agreement is reduced to 3% of the proceeds received from the Lender. A total of $20,000 was paid to Mr. Harrison in 2008 and an additional $16,000 was paid to him in April of 2009 pursuant to the terms of this agreement.
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
Note 11. Supplemental Cash Flow
Supplemental schedules are as follows:

	March 31	March 31
	2009	2008
Interest paid:
Cash paid for interest	$3,023	$—

Stock issued:
To satisfy Note payable to Director	$—	$125,000

For services	$13,100	$—

Preferred stock dividends paid with shares of common stock	$20,800	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section should be read together with “Management’s Discussion and Analysis of Financial Condition and Plan of Operation” and the Consolidated Financial Statements and related notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as well as the condensed consolidated financial statements for the three months ended March 31, 2009 and accompanying notes included elsewhere in this document.
Overview
The Company’s current priority is the development of a casino resort on its 404-acre property located on the Bay of St. Louis in Diamondhead, Mississippi. The Company’s management, financial resources and assets will be devoted towards the development of this property. There can be no assurance that the property can be developed or, that if developed, the project will be successful.
Liquidity
The Company has had no operations since it ended its gambling cruise ship operations in 2000 and incurred a net loss applicable to common stockholders of $273,352 and $2,355,411 for the three months ended March 31, 2009 and 2008 respectively. The loss incurred for the three months ended March 31, 2008 included a charge for stock-based compensation in the amount of $2,072,927 as a result of extending the terms of outstanding stock options during the first quarter of 2008. Our auditors have referred to the substantial doubt about the Company’s ability to continue as a going concern in their audit report on our consolidated financial statements included with the Annual Report on Form 10-K for the year ended December 31, 2008.

The Company had been dependent over the past two years on raising cash to meet its on-going costs and expenses through the sale of its equity securities. However, on October 23, 2008, the Company secured a $1,000,000 Line of Credit from an unrelated third party, the terms of which are more fully discussed in Note 9 to the accompanying financial statements. At March 31, 2009, the Company had $354,040 of cash on hand and access to an additional $400,000 through the Line of Credit which management estimates will provide sufficient capital to meet the Company’s on-going costs and expenses through the year ended December 31, 2009. In lieu of any additional source of capital, management believes that the Company will essentially exhaust all cash resources currently available by December 31, 2009.
The Company continues to discuss the development of the property as well as financing options with various interested parties, however at March 31, 2009, the Company does not have the financial resources to develop a casino resort. There can be no assurance that the Company will be able to reach any agreement with respect to the development of the Diamondhead, Mississippi property. The development of this property is subject to risks and uncertainties which include, but are not limited to, those relating to permitting, financing, and the actions of federal, state, or local governments and agencies. The Company may be affected by some or all of these factors and other risks and uncertainties, many of which are beyond the Company’s control.
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
Related Parties
The Company has agreements with various current Officers and Directors which is providing or would give rise to payment of a fee under certain conditions as follows:
The Company has agreed to pay Director Gregory A. Harrison a fee of 6% of funds realized on borrowings from the unsecured line of credit obtained in October 2008. The fee is payable to Mr. Harrison as the Company receives proceeds from the Lender. In the event that this loan facility should require security in the future, the fee payable under the agreement is reduced to 3% of the proceeds received from the Lender. A total of $20,000 was paid to Mr. Harrison in 2008 and an additional $16,000 was paid to him in April 2009 pursuant to the terms of this agreement.
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
Stock-based compensation expense recognized under FASB 123(R) for the three months ended March 31, 2008 was $2,072,927, which consisted of a modification to all outstanding stock option awards originally granted in 2003. There was no stock-based compensation expense related to employee equity awards and employee stock purchases recognized during the three months ended March 31, 2009.
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
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. The Company elected the one year deferral allowed for adopting SFAS 157 “Fair Value Measurements,” for nonfinancial assets and liabilities. The adoption of this FSP has not had a significant impact on our condensed consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosure about Market Risk
The Company currently is not subject to any trading or non-trading market risk-sensitive instruments. The note payable to a Director and the long-term debt listed on the Company’s balance sheet are at fixed interest rates and, therefore are not market risk-sensitive.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
In connection with the preparation of this report on Form 10-Q, management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and other procedures designed to provide reasonable assurance that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As was discussed and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, management of the Company identified a material weakness regarding elements of our internal control over financial reporting which could also constitute a deficiency in our disclosure controls and procedures. Although management adopted policies during the first quarter of 2009 in an effort to remedy said weakness, insufficient time has elapsed to test the policies and procedures adopted and evaluate their effectiveness. Therefore, management has concluded that, as of March 31, 2009, the Company continued to have a material weakness regarding elements of its internal control over financial reporting, and as a result, our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2009.
Interim Measures to Ensure the Accuracy of Financial Reporting
In response to the material weakness identified as a result of management’s assessment of internal control over financial reporting as disclosed in our 2008 10-K, management with oversight from the Audit Committee, designed interim measures relating to contracts, agreements and other financial arrangements to ensure the accuracy of our financial reporting during each quarter of 2009. These procedures include but were not limited to: 1) a review of all written contracts, agreements and arrangements by members of management to ensure that the books and records accurately and timely reflect the terms and conditions of the foregoing; and 2) enhance communications among all members of management and the Board of Directors to capture oral agreements that did not exist in writing. As a result of these expanded procedures, we have concluded that the consolidated financial statements included in this report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures and our internal control over financial reporting, referred to in those certifications.
Changes in Internal Control Over Financial Reporting
During the first quarter of 2009, in an effort to remedy the aforementioned weakness, management, with oversight of the Audit Committee, designed policies and procedures relating to contracts, agreements and other financial arrangements and the related recording of such transactions and financial reporting disclosures.
Ongoing Remediation of Material Weakness
Management will continue to follow the interim measures described above and monitor the effectiveness of our internal control over financial reporting in the areas discussed above. In addition, management, with the oversight of the Audit Committee, will continue to evaluate its policies and procedures so as to identify and take steps to remedy material weaknesses, if any, as expeditiously as possible and to enhance the overall design and capability of the control environment. Management believes that these remedial actions have improved our internal control over financial reporting, as well as our disclosure controls and procedures. The Company expects to report that its internal control over financial and disclosure controls and procedures will be effective as of December 31, 2009.
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
The design, construction, and on-time opening of a casino resort are subject to risks and uncertainties associated with cost overruns, contract-related contingencies, developer, contractor or subcontractor failures to perform, cost increases and availability of materials, supplies and equipment, labor shortages, strikes, walkouts and weather-related and other construction delays. The occurrence of a natural disaster could disrupt operations on the property for elongated periods of time. Any such occurrence could also alter the market for the project temporarily or permanently and have an adverse effect on the value of the property and the business of the Company.
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
The Company incurs ongoing expenses but has no current revenue and no revenue stream with which to pay ongoing expenses. The Company will not have any revenue stream unless the Company is able to successfully develop its Diamondhead property or generate cash prior to development of the property or the sale of parts or all of the property. The Company’s inability to raise cash to pay its expenses in the future could adversely affect its ability to continue in the future. Current economic conditions in the casino industry, as well as tight credit markets in general, could adversely affect the Company’s ability to obtain reasonable financing for development of the Diamondhead property. As of the date of this report, in lieu of any additional source of capital, management believes that the Company will essentially exhaust all cash resources currently available to it by December 31, 2009. In addition, our auditors have expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report included in our annual report on Form 10-K for the year ended December 31, 2008. The market price of the Company’s common stock may be highly volatile. Announcements by the Company and its competitors may lead to wide swings in the market price of the common stock.
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
None.
Item. 3. Default Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
A complete index of exhibits previously filed by the Registrant can be accessed under Item 13 in the Registrant’s Form 10-K for the year ending December 31, 2008 and is incorporated herein by reference.
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

DIAMONDHEAD CASINO CORPORATION
DATE: May 8, 2009	/s/ Deborah A. Vitale
	By:	Deborah A. Vitale
President

/s/ Robert L. Zimmerman
By:	Robert L. Zimmerman
Chief Financial Officer