Form 10-Q
period 2009-06-30
DIAMONDHEAD CASINO CORP
filed 2009-08-07
CIK 844887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Registrant’s telephone number, including area code: 727/674-0055
     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of shares outstanding as of July 27, 2009: 33,919,552.

i

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Three Months Ended
	June 30
	2009	2008
Costs and Expenses:
General and Administrative	$229,103	$232,553
Stock-based Compensation	25,133	—
Other	28,528	50,083

	282,764	282,636

Other Income (Expense)
Interest Earned On Invested Cash	444	1,211
Interest Expense	(19,405)	(1,550)

	(18,961)	(339)

Net Loss	(301,725)	(282,975)
Preferred Stock Dividends	(25,400)	(25,400)

Net Loss Applicable to Common Stockholders	$(327,125)	$(308,375)

Net Loss per Common Share Applicable to Common Stockholders
Basic and Diluted	$(.010)	$(.009)

Weighted Average Number of Common Shares Outstanding,
Basic and Diluted	33,897,252	33,702,558

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Six Months Ended
	June 30
	2009	2008
Costs and Expenses:
General and Administrative	$445,841	$439,945
Stock-based Compensation	25,133	2,072,927
Other	50,097	100,268

	521,071	2,613,140

Other Income (Expense)
Interest Earned On Invested Cash	1,381	3,386
Interest Expense	(29,987)	(1,792)

	(28,606)	1,594

Net Loss	(549,677)	(2,611,546)
Preferred Stock Dividends	(50,800)	(52,240)

Net Loss Applicable to Common Stockholders	$(600,477)	$(2,663,786)

Net Loss per Common Share Applicable to Common Stockholders
Basic and Diluted	$(.018)	$(.079)

Weighted Average Number of Common Shares Outstanding,
Basic and Diluted	33,871,536	33,596,361

     See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash	$400,305	$295,968
Other Current Assets	9,909	22,468

Total Current Assets	410,214	318,436

Land Held for Development	5,409,913	5,409,913
Deferred Financing Costs (net of amortization of $6,653 at June 30, 2009 and $1,836 at December 31, 2008)	32,441	37,258
Long Term Receivable and Other	26,514	26,514

Total Assets	$5,879,082	$5,792,121

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Note payable to Director	$—	$55,000
Accounts Payable and Accrued Liabilities	155,581	203,884

Total Current Liabilities	155,581	258.884

Long-Term Debt (net of unamortized discount of $87,456 at June 30, 2009 and $23,095 at December 31, 2008)	912,544	276,905

Contingencies

Stockholders’ Equity:
Preferred Stock: $.01 par value; shares authorized: 5,000,000, outstanding: 2,086,000 at June 30, 2009 and December 31, 2008; (aggregate liquidation preference $2,519,080 at June 30, 2009 and December 31, 2008)	20,860	20,860
Common Stock: $.001 par value; shares authorized: 50,000,000, issued: 36,784,722 at June 30, 2009 and 36,731,687 at December 31, 2008, outstanding: 33,910,509 at June 30, 2009 and 33,817,701 at December 31, 2008	36,785	36,732
Additional Paid-In-Capital	33,640,264	33,544,516
Unearned ESOP Shares	(4,210,386)	(4,269,687)
Accumulated Deficit	(24,668,907)	(24,068,430)
Treasury Stock, at Cost, 50,346 Shares	(7,659)	(7,659)

Total Stockholders’ Equity	4,810,957	5,256,332

Total Liabilities and Stockholder’s Equity	$5,879,082	$5,792,121

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
	2009	2008
Operating Activities:
Net Loss	$(549,677)	$(2,611,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	120
Release of ESOP Shares	26,847	75,568
Issuance of stock-based compensation	25,133	2,072,927
Amortization	9,678	—

Decrease in:
Other Current Assets	12,559	9,063

(Decrease) in:
Accounts Payable and Accrued Liabilities	(35,203)	(73,401)

Net cash used in Operating Activities	(510,663)	(527,269)

Financing Activities:
Proceeds from Line of Credit	700,000	—
Proceeds from issuance of Notes payable to Directors	—	205,000
Payment of Note payable to Director	(55,000)	(25,000)
Proceeds from exercise of options to purchase common stock	—	56,250
Payment of Preferred Stock dividends	(30,000)	(30,000)

Net cash provided by Financing Activities	615,000	206,250

Net increase (decrease) in cash	104,337	(321,019)

Cash beginning of period	295,968	739,831

Cash end of period	$400,305	$418,812

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Basis of Presentation
These condensed consolidated financial statements contain unaudited information as of June 30, 2009 and for the three and six-month periods ended June 30, 2009 and 2008. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with our audited consolidated financial statements and the related notes thereto. The financial information as of December 31, 2008 is derived from our 2008 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K. The financial results for the interim period presented are not necessarily indicative of the results to be expected for the full year.
The accompanying condensed consolidated financial statements were approved by Management of the Company as well as the Audit Committee of the Board of Directors and were issued on August 7, 2009. Management of the Company has evaluated subsequent events through this date.
Note 2. Going Concern
The condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses over the past several years, has no operations, generates no revenues, and as reflected in the accompanying condensed consolidated financial statements, incurred a loss applicable to common shareholders of $600,477 for the six months ended June 30, 2009. Our auditors have expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report on our consolidated financial statements included with the Annual Report on Form 10-K for the year ended December 31, 2008.
The Company has had no operations since it ended its gambling cruise ship operations in 2000. Since that time, the Company has concentrated its efforts on the development of its Diamondhead, Mississippi property. That development is dependent upon the Company obtaining the necessary capital, in conjunction with one or more partners, through either equity and/or debt financing, to master plan, design, obtain permits for, construct, open, and operate a casino resort.
The Company had been dependent over the past two years on raising cash to meet its on-going costs and expenses through the sale of its equity securities. However, on October 23, 2008, the Company secured a $1,000,000 Line of Credit from an unrelated third party, the terms of which are more fully discussed in Note 9 to these condensed consolidated financial statements. At June 30, 2009, the Company had $400,305 of cash on hand and has drawn all funds available to it from the aforementioned Line of Credit. The Company is exploring options available to raise the cash necessary to continue to meet its ongoing costs and expenses. In the absence of obtaining any additional working capital for immediate needs, the Company will exhaust all cash resources prior to the end of the current year.

The Company continues to discuss the development of the property as well as financing options with various interested parties; however at June 30, 2009, the Company does not have the financial resources to develop a casino resort. There can be no assurance that the Company can successfully develop any of its Diamondhead, Mississippi property and in the event that the Company is unsuccessful in raising sufficient cash or finding alternative means to meet its future obligations, it may have a significant adverse impact on the Company’s ability to ultimately develop the property. The development of this property is subject to risks and uncertainties which include, but are not limited to, those relating to permitting, financing, and the actions of federal, state, or local governments and agencies. The Company may be affected by some or all of these factors and other risks and uncertainties, many of which are beyond the Company’s control.
Note 3. Net Loss per Common Share
Net loss per common share applicable to common stockholders is based on the net loss applicable to common stockholders divided by the weighted average number of common shares outstanding during each period. Common shares outstanding consist of issued shares, including allocated and committed shares held by the ESOP trust, less shares held in treasury.
Basic net loss per share applicable to common stockholders is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is calculated by using the weighted average number of common shares outstanding plus other potentially dilutive securities. As of June 30, 2009 and 2008, dilutive securities included 3,400,000 and 3,125,000 respectively of potential, additional common shares consisting of stock purchase options and convertible preferred stock. The foregoing, potentially dilutive securities are excluded from diluted net loss per share applicable to common stockholders as their effect would be antidilutive.

	June 30,	December 31,
	2009	2008
Common Shares outstanding includes:
Issued Shares	36,784,722	36,731,687
Less: Treasury Shares	(50,346)	(50,346)
Unallocated, uncommitted ESOP Shares	(2,823,867)	(2,863,640)

Outstanding Shares	33,910,509	33,817,701

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
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities. If an entity determines that it has an other-than-temporary impairment on a security, it must recognize the credit loss on the security in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The staff position expands disclosures about other-than-temporary impairment and requires that the annual disclosures in FASB Statement No. 115 and FSP FAS 115-1 and FAS 124-1 be made for interim reporting periods. This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this FSP for the interim reporting period ending March 31, 2009. There was no material impact on our consolidated financial position or results of operations upon adoption of this FSP.
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. A significant decrease in the volume or level of activity for the asset or liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly. In that circumstance, further analysis of transactions or quoted prices is needed and an adjustment to the transactions or quoted prices may be necessary to estimate fair value. This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this FSP for the interim reporting period ending March 31, 2009. There was no material impact on our consolidated financial position or results of operations upon adoption of this FSP.
In May 2009, the FASB issued SFAS No. 165 “Subsequent Events.” The statement establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before statements are issued or available to be issued. The Statement does not result in significant changes in the subsequent events that an entity currently would recognize or disclose in its financial statements, but requires the disclosure of the date through which it has evaluated subsequent events and the basis for that date. The statement is effective for interim and annual periods ending after June 15, 2009 and is not expected to have a material effect on our consolidated financial position or results.
In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets” an amendment to SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The statement defines the term “participating interest” to establish specific conditions for reporting a transfer of financial assets as a sale and improves financial reporting by eliminating (a) the exception for qualifying special-purpose entities from consolidation guidance and (b) the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. The statement is effective for annual reports for years beginning after November 15, 2009 and is not expected to have a material effect on our consolidated financial position or results.

In June 2009, the FASB issued SFAS No. 167, an amendment to FASB Interpretation 46(R) “Consolidation of Variable Interest Entities.” The statement requires an entity to perform an analysis to determine whether the entity’s variable interest give it a controlling financial interest in a variable interest entity by rationalizing characteristics that would give it power to direct the activities of a variable interest entity and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement is effective for years beginning after November 15, 2009 and is not expected to have a material effect on our consolidated financial position or results.
In June 2009, the FASB issued SFAF No. 168 “Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” a replacement of SFAS No. 162, “the Hierarchy of Accounting Principles.” The statement notifies issuers of financial statements that the FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles recognized by FASB to be applied to all nongovernmental entities. The Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.
Note 5. Stock-Based Compensation
The Company follows the provisions of SFAS 123(R) “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards either modified or granted to employees and directors based upon estimated fair values. In June 2009, the Company modified outstanding option grants originally issued in 2004 resulting in a net loss applicable to common stockholders for the six months ended June 30, 2009 being $25,133 higher than if the Company had not modified the terms of those option grants. The impact on basic and diluted loss per share for the six months ended June 30, 2009 was an increase of $.001 per share. In addition, as a result of a modification to all outstanding option grants originally issued in 2003, net loss applicable to common stockholders for the six months ended June 30, 2008 was $2,072,927 higher than if the Company had not modified the terms of those option grants. The impact on basic and diluted loss per share for the six months ended June 30, 2008 was an increase of $.062 per share.
In determining the fair value of each option modified, the Black-Scholes option-pricing model, consistent with the provisions of SFAS 123(R) and SAB No. 107, was used. In the case of a modification, the valuation at the modification dates in excess of the valuation at the original grant date is expensed.
The valuation was determined using the following weighted-average assumptions shown in the table below.

	June 30	June 30
	2009	2008
Dividend Yield	0%	0%
Expected Volatility	89.49%	49.25% - 96.10%
Expected Option Life (years)	3.1	5
Average Risk-Free Interest Rate	2.03%	2.31% to 2.82%
All awards were fully vested at June 30, 2009.

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
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. The Company elected the one year deferral allowed for adopting SFAS No. 157 “Fair Value Measurements,” for nonfinancial assets and liabilities. The adoption of this FSP in 2009 has not had a significant impact on our condensed consolidated financial statements. (See Note 7.)
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Upon adoption of SFAS No. 159, we did not elect the SFAS No. 159 option for our existing financial assets and liabilities and, therefore, adoption of SFAS No. 159 did not have any impact on our condensed consolidated financial statements.
The carrying amounts of cash and other current assets, the prior year note payable to a Director, accounts payable and accrued expenses, approximate fair value due to the short term nature of the instruments. It was not practicable and the Company was unable to reasonably estimate the fair value of its fixed interest rate note payable in the original amount of $1,000,000 due to the inability to obtain quotes for similar types of financing.

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
The Diamondhead, Mississippi property was last appraised on or about August 4, 2003, by J. Daniel Schroeder Appraisal Company at $108,900,000. The appraisal was subject to certain material assumptions and was predicated on the site being fully permitted and zoned as a legally permissible, water-based casino site. In addition, the Company rejected an offer to purchase the entire 404 acre site for $100 million in July 2007 as not being in the best interest of the shareholders. Management of the Company stays informed of property values in close proximity to the Company’s Diamondhead, Mississippi property and, based on Level 2 observations as described in SFAS No.157, “Fair Value Measurements,” the fair value of the land held for development exceeds the carrying value of $5.4 million and, therefore, no impairment exists at June 30, 2009.
Note 8. Promissory Notes Due Directors
In March 2008, the Company borrowed $205,000 from two Directors to meet its short term liquidity needs pursuant to the terms of two promissory notes. The first note provided for the repayment of $150,000 to the Vice President of the Company, who is also a Director of the Company. The second note provided for the repayment of $55,000 to a Director of the Company. Both loans were due and payable on or before May 1, 2009 and provided for interest at the rate of 9% per annum. Both loans were unsecured.
On March 28, 2008, the Vice President of the Company, who had previously loaned the Company $150,000 pursuant to the aforementioned promissory note, exercised an option to purchase 100,000 shares of common stock at an exercise price of $1.25 per share by applying $125,000 of the $150,000 which the Company owed him to exercise the option. The remaining balance on this note was retired in the second quarter of 2008. The remaining balance on the second note in the amount of $55,000 was paid in full on May 1, 2009.
Note 9. Long-Term Debt
On October 23, 2008, the Company entered into an agreement with an unrelated third party for an unsecured Line of Credit up to a maximum of $1,000,000. The Line of Credit provides for funds to be drawn from time to time and carries an interest rate of 9% per annum payable quarterly based on the number of days any portion of the advances are outstanding. All funds advanced under the facility will be due and payable by November 1, 2012. As an inducement to provide the facility, the lender was awarded an immediate option to purchase 50,000 shares of common stock of the Company at $1.75 per share. In addition, the lender has an option to purchase a maximum of 250,000 additional shares of common stock of the Company at $1.75 per share based on the proportion the amount borrowed bears to the $1,000,000 Line of Credit. The options expire following repayment in full by the Company of the amount borrowed. The Company incurred finders’ fees in obtaining the facility, including a fee paid to an unrelated party in January 2009 by issuing 20,000 shares of common stock then-valued at $13,100. In addition, under the terms of an agreement with the Company, a Director and Vice President of the Company is entitled to 6%

of the amount of funds borrowed under the facility for his efforts in securing the Line of Credit. A total of $20,000 was paid to him in 2008 and an additional $40,000 was paid to him in 2009.
Upon signing the Line of Credit, the lender was entitled to an option to purchase 50,000 shares of common stock at $1.75 per share. The Company valued this option at $39,094 using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero, expected volatility of 69.88%, expected life of 4.02 years and average risk-free interest rate of 1.76%. The value of this option is recorded as deferred financing cost and will be amortized over the expected life of the loan. Deferred financing cost amortization amounted to $4,817 for the six months ended June 30, 2009.
As of June 30, 2009, the Company had drawn all of the $1,000,000 available to it on the Line of Credit. As stated above, each draw was associated with the grant of an option to purchase common stock of the Company. Accordingly, the Company valued these option grants using the Black-Scholes option pricing model. The table below summarizes each draw, the option grant associated with it and the weighted average valuation assumptions of the respective grant. The option valuations are recorded as debt discount and amortized to interest expense over the expected life of the loan.
Amortization of loan discount for the six months ended June 30, 2009 amounted to $4,861.

Date	12/08/08	3/09/09	6/08/09
Amount of Draw	$300,000	$300,000	$400,000
Options Granted	75,000	75,000	100,000
Valuation	$23,491	$9,640	$59,582
Dividend Yield	0%	0%	0%
Expected Volatility	64.99%	76.77%	86.47%
Expected Life (Years)	3.90	3.63	3.40
Risk Free Interest Rate	1.357%	1.790%	2.110%
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

Related Parties
The Company has agreements with various current Officers and Directors which would give rise to payment of a fee under certain conditions as follows:
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
Note 11. Supplemental Cash Flow Information
Supplemental cash flow information for the six months ended June 30, 2009 and 2008 is as follows:

	June 30	June 30
	2009	2008
Cash paid for interest	$12,011	$1,794

Non-cash financing activities:
Common stock issued:
To satisfy Note payable to Director	$—	$125,000

For services	$13,100	$—

Preferred stock dividends satisfied with shares of common stock	$20,800	$22,240

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section should be read together with “Management’s Discussion and Analysis of Financial Condition and Plan of Operation” and the Consolidated Financial Statements and related notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as well as the condensed consolidated financial statements for the six months ended June 30, 2009 and accompanying notes included elsewhere in this document.
Overview
The Company’s current priority is the development of a casino resort on its 404-acre property located on the Bay of St. Louis in Diamondhead, Mississippi. The Company’s management, financial resources and assets will be devoted towards the development of this property. There can be no assurance that the property can be developed or, that if developed, the project will be successful.
Liquidity
The Company has had no operations since it ended its gambling cruise ship operations in 2000 and incurred a net loss applicable to common stockholders of $600,477 and $2,663,786 for the six months ended June 30, 2009 and 2008 respectively. Stock-based compensation expense recognized under FASB 123(R) for the six months ended June 30, 2009 and 2008 was $25,133 and $2,072,927 respectively, which consisted of modifications to all outstanding stock option awards originally granted in 2004 and 2003. Our auditors have expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report on our consolidated financial statements included with the Annual Report on Form 10-K for the year ended December 31, 2008.
The Company had been dependent over the past two years on raising cash to meet its on-going costs and expenses through the sale of its equity securities. However, on October 23, 2008, the Company secured a $1,000,000 Line of Credit from an unrelated third party, the terms of which more fully discussed in Note 9 to these condensed consolidated financial statements. At June 30, 2009, the Company had $400,305 of cash on hand, and has drawn all funds available to it from the aforementioned Line of Credit. The Company is exploring options available to raise the cash necessary to continue to meet its ongoing costs and expenses. In the absence of obtaining any additional working capital for immediate needs, the Company will exhaust all cash resources prior to the end of the current year.
The Company continues to discuss the development of the property as well as financing options with various interested parties, however at June 30, 2009 the Company does not have the financial resources to develop a casino resort. There can be no assurance that the Company will be able to reach any agreement with respect to the development of the Diamondhead, Mississippi property. The development of this property is subject to risks and uncertainties which include, but are not limited to, those relating to permitting, financing, and the actions of federal, state, or local governments and agencies. The Company may be affected by some or all of these factors and other risks and uncertainties, many of which are beyond the Company’s control.
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
Related Parties
The Company has agreements with various current Officers and Directors which would give rise to payment of a fee under certain conditions as follows:
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
Other
The Company has agreements with unrelated persons and entities that would be entitled to substantial commissions if the Company enters into a financial agreement relating to the development of its Diamondhead property as a result of their efforts.
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
The Diamondhead, Mississippi property was last appraised on or about August 4, 2003, by J. Daniel Schroeder Appraisal Company at $108,900,000. The appraisal was subject to certain material assumptions and was predicated on the site being fully permitted and zoned as a legally permissible, water-based casino site. In addition, the Company rejected an offer to purchase the entire 404 acre site for $100 million in July 2007 as not being in the best interest of the shareholders. Management of the Company stays informed of property values in close proximity to the Company’s Diamondhead, Mississippi property and, based on Level 2 observations as described in SFAS No.157, “Fair Value Measurements,” the fair value of the land held for development exceeds the carrying value of $5.4 million and, therefore, no impairment exists at June 30, 2009.
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
Stock-based compensation expense recognized under FASB 123(R) for the six months ended June 30, 2009 and 2008 was $25,133 and $2,072,927 respectively, which consisted of modifications to all outstanding stock option awards originally granted in 2004 and 2003.

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
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. The Company elected the one year deferral allowed for adopting SFAS 157 “Fair Value Measurements,” for nonfinancial assets and liabilities. The adoption of this FSP in 2009 has not had a significant impact on our condensed consolidated financial statements.
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
The Company currently is not subject to any trading or non-trading market risk-sensitive instruments. The prior year note payable to a Director and the long-term debt listed on the Company’s balance sheet are at fixed interest rates and, therefore, are not market risk-sensitive.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
In connection with the preparation of this report on Form 10-Q, management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and other procedures designed to provide reasonable assurance that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As was discussed and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, management of the Company identified a material weakness regarding elements of our internal control over financial reporting which could also constitute a deficiency in our disclosure controls and procedures. Although management adopted policies during the first quarter of 2009 in an effort to remedy said weakness, insufficient time has elapsed to test the policies and procedures adopted and evaluate their effectiveness. Therefore, management has concluded that, as of June 30, 2009, the Company continued to have a material weakness regarding elements of its internal control over financial reporting, and as a result, our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2009.
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
The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures and our internal control over financial reporting referred to in those certifications.

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

DIAMONDHEAD CASINO CORPORATION
DATE: August 7, 2009	By:	/s/ Deborah A. Vitale
Deborah A. Vitale
President

	By:	/s/ Robert L. Zimmerman
Robert L. Zimmerman
Chief Financial Officer