Form 10-Q
period 2009-09-30
DIAMONDHEAD CASINO CORP
filed 2009-11-06
CIK 844887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Registrant’s telephone number, including area code: 727/674-0055
     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☑ No ☐
     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).          Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of shares outstanding as of November 1, 2009: 33,950,159.

i

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Three Months Ended
	September 30
	2009	2008
Costs and Expenses:
General and Administrative	$234,258	$191,041
Other	29,522	48,195

	$263,780	239,236

Other Income (Expense)
Interest Earned On Invested Cash	599	346
Interest Expense	(29,288)	(1,249)

	(28,689)	(903)

Net Loss	(292,469)	(240,139)
Preferred Stock Dividends	(25,400)	(25,400)

Net Loss Applicable to Common Stockholders	$(317,869)	$(265,539)

Net Loss per Common Share Applicable to Common Stockholders Basic and Diluted	$(.009)	$(.008)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	33,923,167	33,759,559

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Nine Months Ended
	September 30
	2009	2008
Costs and Expenses:
General and Administrative	$680,099	$630,986
Stock-based Compensation	25,133	2,072,927
Other	79,619	148,463

	784,851	2,852,376

Other Income (Expense)
Interest Earned On Invested Cash	1,980	3,732
Interest Expense	(59,275)	(3,041)

	(57,295)	691

Net Loss	(842,146)	(2,851,685)
Preferred Stock Dividends	(76,200)	(77,640)

Net Loss Applicable to Common Stockholders	(918,346)	(2,929,325)

Net Loss per Common Share Applicable to Common Stockholders Basic and Diluted	$(.027)	$(.087)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	33,888,746	33,661,205

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2009	December 31, 2008

ASSETS

Current Assets:
Cash	$177,343	$295,968
Other	6,691	22,468

Total Current Assets	184,034	318,436

Land Held for Development	5,409,913	5,409,913
Deferred Financing Costs (net of accumulated amortization of $9,102 at September 30, 2009 and $1,836 at December 31, 2008)	29,992	37,258
Long Term Receivable and Other	80	26,514

Total Assets	$5,624,019	$5,792,121

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Note payable to Director	$—	$55,000
Accounts Payable and Accrued Expenses	173,087	203,884

Total Current Liabilities	173,087	258.884
Long-Term Debt (net of unamortized discount of $80,853 at September 30, 2009 and $23,095 at December 31, 2008)	919,147	276,905

Contingencies

Stockholders’ Equity:
Preferred Stock: $.01 par value; shares authorized: 5,000,000, outstanding: 2,086,000 at September 30, 2009 and December 31, 2008; (aggregate liquidation preference $2,519,080 at September 30, 2009 and December 31, 2008)	20,860	20,860
Common Stock: $.001 par value; shares authorized: 50,000,000, issued: 36,804,486 at September 30, 2009 and 36,731,687 at December 31, 2008, outstanding: 33,950,159 at September 30,2009 and 33,817,701 at December 31, 2008	36,805	36,732
Additional Paid-In-Capital	33,649,292	33,544,516
Unearned ESOP Shares	(4,180,737)	(4,269,687)
Accumulated Deficit	(24,986,776)	(24,068,430)
Treasury Stock, at Cost, 50,346 Shares	(7,659)	(7,659)

Total Stockholders’ Equity	4,531,785	5,256,332

Total Liabilities and Stockholder’s Equity	$5,624,019	$5,792,121

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2009	2008
Operating Activities:
Net Loss	$(842,146)	$(2,851,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	180
Release of ESOP Shares	44,744	111,363
Issuance of stock-based compensation	25,133	2,072,927
Amortization	18,730	—
Write off of long term receivable	26,434	—

Decrease in:
Other Current Assets	15,777	13,012

(Decrease) in:
Accounts Payable and Accrued Liabilities	(7,297)	(47,688)

Net cash used in Operating Activities	(718,625)	(701,891)

Financing Activities:
Proceeds from Line of Credit	700,000	—
Proceeds from issuance of Notes payable to Directors	—	205,000
Payment of Note payable to Director	(55,000)	(25,000)
Proceeds from exercise of options to purchase common stock	—	75,000
Payment of Preferred Stock dividends	(45,000)	(30,000)

Net cash provided by Financing Activities	600,000	225,000

Net decrease in cash	(118,625)	(476,891)

Cash beginning of period	295,968	739,831

Cash end of period	$177,343	$262,940

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation
These condensed consolidated financial statements contain unaudited information as of September 30, 2009 and for the three and nine-month periods ended September 30, 2009 and 2008. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with our audited consolidated financial statements and the related notes thereto. The financial information as of December 31, 2008 is derived from our 2008 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K. The financial results for the interim period presented are not necessarily indicative of the results to be expected for the full year.
The accompanying condensed consolidated financial statements were approved by Management of the Company as well as the Audit Committee of the Board of Directors and were issued on November 6, 2009. Management of the Company has evaluated subsequent events through this date.
Note 2. Going Concern
The condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses over the past several years, has no operations, generates no revenues, and as reflected in the accompanying condensed consolidated financial statements, incurred a loss applicable to common shareholders of $918,346 for the nine months ended September 30, 2009. Our auditors have expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report on our consolidated financial statements included with the Annual Report on Form 10-K for the year ended December 31, 2008.
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
The Company had been dependent over the past two years on raising cash to meet its on-going costs and expenses through the sale of its equity securities. However, on October 23, 2008, the Company secured a $1,000,000 Line of Credit from an unrelated third party, the terms of which are more fully discussed in Note 9 to these condensed consolidated financial statements. At September 30, 2009, the Company had $177,343 of cash on hand and has drawn all funds available to it from the aforementioned Line of Credit. The Company is exploring options available to raise the cash necessary to continue to meet its ongoing costs and expenses. In the absence of obtaining any additional working capital for immediate needs, the Company will exhaust all cash resources prior to the end of the current year.

The Company continues to discuss the development of the property as well as financing options with various interested parties. At September 30, 2009, the Company does not have the financial resources to develop a casino resort on its own. There can be no assurance that the Company can successfully develop any of its Diamondhead, Mississippi property and in the event that the Company is unsuccessful in raising sufficient cash or finding alternative means to meet its future obligations, it may have a significant adverse impact on the Company’s ability to ultimately develop the property. The development of this property is subject to risks and uncertainties which include, but are not limited to, those relating to permitting, financing, and the actions of federal, state, or local governments and agencies. The Company may be affected by some or all of these factors and other risks and uncertainties, many of which are beyond the Company’s control.
Note 3. Net Loss per Common Share
Net loss per common share applicable to common stockholders is based on the net loss applicable to common stockholders divided by the weighted average number of common shares outstanding during each period. Common shares outstanding consist of issued shares, including allocated and committed shares held by the ESOP trust, less shares held in treasury.
Basic net loss per share applicable to common stockholders is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is calculated by using the weighted average number of common shares outstanding plus other potentially dilutive securities. As of September 30, 2009 and 2008, dilutive securities included 3,400,000 and 3,100,000 respectively of potential, additional common shares consisting of stock purchase options and convertible preferred stock. The foregoing, potentially dilutive securities are excluded from diluted net loss per share applicable to common stockholders as their effect would be antidilutive.

	September 30,	December 31,
	2009	2008
Common Shares outstanding includes:
Issued Shares	36,804,486	36,731,687
Less: Treasury Shares	(50,346)	(50,346)
Unallocated, uncommitted ESOP Shares	(2,803,981)	(2,863,640)

Outstanding Shares	33,950,159	33,817,701

Note 4. Recent Accounting Pronouncements.
In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 111 (“SAB 111”). SAB 111 amends Topic 5.M. in the SAB series entitled “Other Than Temporary Impairment of Certain Investments, Debt and Equity Securities.” SAB 111 was codified into Accounting Standards Codification (“ASC”) Sub-Topic 320-10 “Investments — Debt and Equity Securities — Overall” and maintains the previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. SAB 111 was effective for the Company as of March 31, 2009. There was no material impact on our consolidated financial position or results of operations upon adoption of this SAB.
In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments,” which was codified into ASC Topic 825 “Financial Instruments.” This standard amends prior requirements concerning disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The standard also amends prior guidance requiring those disclosures in summarized financial information at interim reporting periods. This standard is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this standard for the interim reporting period ending March 31, 2009.
In April 2009, the FASB issued FSP No. 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments,” which was codified into ASC Section 320-10-65 “Investments — Debt and Equity Securities-Transition and Open Effective Date Information.” This section amends the other-than-temporary impairment guidance in GAAP for debt securities. If an entity determines that it has an “other-than-temporary impairment” on a security, it must recognize the credit loss on the security in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The section expands disclosures about other-than-temporary impairment, requires that disclosures be made for interim reporting periods and is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this standard for the interim reporting period ending March 31, 2009. There was no material impact on the consolidated financial position or results of operations upon adoption.
In April 2009, the FASB issued FSP No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which was codified into ASC Section 820-10-65 “Fair Value Measurements and Disclosures — Overall — Transition and Open Effective Date Information.” This amendment provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. A significant decrease in the volume or level of activity for the asset or liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly. In that circumstance, further analysis of transactions or quoted prices is needed and an adjustment to the transactions or quoted prices may be necessary to estimate fair value. This amendment became effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this standard for the interim reporting period ending March 31, 2009. There was no material impact on our consolidated financial position or results of operations upon adoption.
In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” which was codified into ASC Topic 855 “Subsequent Events.” This Topic establishes general guidance for accounting for and disclosure of events that occur after the balance sheet date but before statements are issued or available to be issued. The amendment does not result in significant changes in the subsequent events that an entity currently would recognize or disclose in its financial statements, but requires the disclosure of the date through which it has evaluated subsequent events and the basis for that date. The statement is effective for interim and annual periods ending after June 15, 2009 and is not expected to have a material effect on our consolidated financial position or results.
In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets” an amendment to SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS No. 166 has not yet been incorporated into the ASC and, therefore, remains authoritative. The statement defines the term “participating interest” to establish specific conditions for reporting a transfer of financial assets as a sale and improves financial reporting by eliminating (a) the exception for qualifying special-purpose entities from consolidation guidance and (b) the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. The statement is effective for annual reports for years beginning after November 15, 2009 and is not expected to have a material effect on our consolidated financial position or results.
In June 2009, the FASB issued SFAS No. 167, an amendment to FASB Interpretation 46(R) “Consolidation of Variable Interest Entities.” SFAS No. 167 has not yet been incorporated into the ASC and, therefore, remains authoritative. The statement requires an entity to perform an analysis to determine whether the entity’s variable interest give it a controlling financial interest in a variable interest entity by rationalizing characteristics that would give it power to direct the activities of a variable interest entity and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement is effective for years beginning after November 15, 2009 and is not expected to have a material effect on our consolidated financial position or results.
In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01 “Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” The statement notifies issuers of financial statements that the FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles recognized by FASB to be applied to all nongovernmental entities. The Standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of this Statement, the Codification supersedes all then-existing, non-SEC accounting and reporting standards. The update was included in ASC Topic 105-10.
In August 2009, the FASB issued ASU 2009-05, an amendment to ASC Subtopic 820-10, “Fair Value Measurements and Disclosures — Overall” for the fair value measurement of liabilities. The update provides clarification in cases where a quoted price in an active market for the identical liability is not available and requires entities to measure fair value using one or more of the following techniques:
1) A valuation technique that uses:
a) The quoted price of the identical liability when traded as an asset.
b) Quoted prices for similar liabilities or similar liabilities when traded as an asset.
2) Another valuation technique that is consistent with the principles of Topic 820. This would include an income approach, such as a present value technique, or a market approach, such as a technique based on the amount an entity would pay to transfer the identical liability or would receive to enter into the identical liability.
The update is effective for the first reporting period beginning after issuance and is not expected to have a material effect on the Company’s condensed consolidated financial statements.
Note 5. Stock-Based Compensation
The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 718 “Compensation — Stock Compensation” which requires the measurement and recognition of compensation expense for all share-based payment awards either modified or granted to employees and directors based upon estimated fair values. In June 2009, the Company modified outstanding option grants originally issued in 2004 resulting in a net loss applicable to common stockholders for the nine months ended September 30, 2009 being $25,133 higher than if the Company had not modified the terms of those option grants. The impact on basic and diluted loss per share for the nine months ended September 30, 2009 was an increase of $.001 per share. In addition, as a result of a modification to all outstanding option grants originally issued in 2003, net loss applicable to common stockholders for the nine months ended

September 30, 2008 was $2,072,927 higher than if the Company had not modified the terms of those option grants. The impact on basic and diluted loss per share for the nine months ended September 30, 2008 was an increase of $.062 per share.
In determining the fair value of each option modified, the Black-Scholes option-pricing model, consistent with the provisions of ASC paragraph 718-20-35-1, was used. In the case of a modification, the valuation at the modification dates, in excess of the valuation at the original grant date, is expensed.
The valuation was determined using the following weighted-average assumptions shown in the table below.

	Nine Months Ended
	Sept 30	Sept 30
	2009	2008
Dividend Yield	0%	0%
Expected Volatility	89.49%	49.25% - 96.10%
Expected Option Life (years)	3.1	5
Average Risk-Free Interest Rate	2.03%	2.31% to 2.82%
All awards were fully vested at September 30, 2009.
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
Note 6. Fair Value
The Company follows the provisions of ASC Section 820-10-65 “Fair Value Measurements and Disclosures — Overall — Transition and Open Effective Date Information.” This section defines fair value, provides guidance for measuring fair value and requires certain disclosures. This section does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The section utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
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
The carrying amounts of cash and other current assets, the prior year note payable to a Director, accounts payable and accrued expenses approximate fair value due to the short term nature of the instruments. It was not practicable and the Company was unable to reasonably estimate the fair value of its fixed interest rate note payable in the original amount of $1,000,000 due to the inability to obtain quotes for similar types of financing.
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
The Diamondhead, Mississippi property was last appraised on or about August 4, 2003, by J. Daniel Schroeder Appraisal Company at $108,900,000. The appraisal was subject to certain material assumptions and was predicated on the site being fully permitted and zoned as a legally permissible, water-based casino site. In addition, the Company rejected an offer to purchase the entire 404 acre site for $100 million in July 2007 as not being in the best interest of the shareholders. Management of the Company stays informed of property values in close proximity to the Company’s Diamondhead, Mississippi property and based on Level 2 observations as described in ASC Topic 820, “Fair Value Measurements and Disclosures,” the fair value of the land held for development exceeds the carrying value of $5.4 million and, therefore, no impairment exists at September 30, 2009.
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
Note 9. Long-Term Debt
On October 23, 2008, the Company entered into an agreement with an unrelated third party for an unsecured Line of Credit up to a maximum of $1,000,000. The Line of Credit provided for funds to be drawn as needed and carries an interest rate on borrowings of 9% per annum payable quarterly based on the prorata number of days outstanding. All funds originally advanced under the facility are due and payable by November 1, 2012. As an inducement to provide the facility, the lender was awarded an immediate option to purchase 50,000 shares of common stock of the Company at $1.75 per share. In addition, the lender has an option to purchase a maximum of 250,000 additional shares of common stock of the Company at $1.75 per share based on the proportion that the amount borrowed bears to the

$1,000,000 Line of Credit. The options expire on the earlier of November 1, 2012 or following repayment in full by the Company of the amount borrowed. The Company incurred finders’ fees in obtaining the facility, including a fee paid to an unrelated party in January 2009 by issuing 20,000 shares of common stock then-valued at $13,100. In addition, under the terms of an agreement with the Company, a Director and Vice President of the Company received 6% of the amount of funds borrowed under the facility for his efforts in securing the Line of Credit. A total of $20,000 was paid to him in 2008 and an additional $40,000 was paid to him in 2009.
As of September 30, 2009, the Company had borrowed all of the $1,000,000 available to it under the Line of Credit. In addition, the Company and the lender have agreed that payment of all interest accrued subsequent to June 30, 2009 will be deferred until the date payment in full is due.
The Company valued the first option to purchase 50,000 shares of common stock at $39,094 using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero, expected volatility of 69.88%, expected life of 4.02 years and average risk-free interest rate of 1.76%. The value of this option is recorded as deferred financing cost and will be amortized over the expected life of the debt. Deferred financing cost amortization amounted to $7,266 for the nine months ended September 30, 2009.
While the Lender has not exercised any options pursuant to the Line of Credit Agreement, the Company valued the additional options to purchase 250,000 shares of common stock using the Black-Scholes option pricing model on the date of each draw. The table below summarizes each of the option grants associated with each draw and the weighted average valuation assumptions of the respective grant. The option valuations are recorded as debt discount and amortized to interest expense over the expected life of the loan.

Date	12/08/08	3/09/09	6/08/09
Amount of Draw	$300,000	$300,000	$400,000
Options Granted	75,000	75,000	100,000
Valuation	$23,491	$9,640	$59,582
Dividend Yield	0%	0%	0%
Expected Volatility	64.99%	76.77%	86.47%
Expected Life (Years)	3.90	3.63	3.40
Risk Free Interest Rate	1.357%	1.790%	2.110%
Amortization of debt discount for the nine months ended September 30, 2009 amounted to $11,464.
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
Related Parties
The Company has agreements with various current Officers and Directors which would give rise to payment of a fee under certain conditions as follows:
The Company has agreements with Directors Harrell, Harrison and Norton in the event they are successful in obtaining funding for the Company and/or development of its Diamondhead property. The Company has agreed to pay a commission equal to one percent (1%) of the amount of any debt financing obtained and a commission of between one and one-half percent (1.5%) and four percent (4%) of the amount of any equity investment obtained in connection with the development of the Diamondhead property as a result of their efforts. The Company has agreed to pay a commission equal to six percent (6%) of the gross sales price for property sold or for any loan or line of credit that does not require that the property be pledged as security for a loan. In the event a loan or line of credit requires that the property be pledged as security, the commission would be reduced to three percent (3%). Payment of any commission is contingent on the signing of a loan and/or equity agreement, sales agreement, and/or joint venture agreement acceptable to the Company and payment of the loan proceeds, sales proceeds, or equity financing by the entity or person brought to the deal. The commission due will be paid at closing out of monies paid and upon receipt of good funds. If funds are received periodically, the commission due will be paid periodically upon receipt of said funds by the Company.
Master Plan
On September 21, 2009, the Company entered into an agreement with EDSA, a landscape architectural firm, to provide a Master Plan and supporting illustrative plan summary booklets at an approximate cost of $41,000. The funds are payable to EDSA in installments as phases in development of the plan are completed. As of September 30, 2009, the Company had paid a total of $7,000 for these services.
Other
The Company has agreements with various unrelated persons and entities that would be entitled to substantial commissions if the Company enters into an agreement relating to the development of its Diamondhead property as a result of their efforts.
Note 11. Supplemental Cash Flow Information
Supplemental cash flow information for the nine months ended September 30, 2009 and 2008 is as follows:

	September 30	September 30
	2009	2008

Cash paid for interest	$29,924	$1,794

Non-cash financing activities:
Common stock issued:
To satisfy Note payable to Director	$—	$125,000

For services	$13,100	$—

Preferred stock dividends satisfied with shares of common stock	$31,200	$32,640

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section should be read together with “Management’s Discussion and Analysis of Financial Condition and Plan of Operation” and the Consolidated Financial Statements and related notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as well as the condensed consolidated financial statements for the nine months ended September 30, 2009 and accompanying notes included elsewhere in this document.
Overview
The Company’s current priority is the development of a casino resort on its 404-acre property located on Bay St. Louis in Diamondhead, Mississippi. The Company’s management, financial resources and assets will be devoted towards the development of this property. There can be no assurance that the property can be developed or, that if developed, the project will be successful.
Liquidity
The Company has had no operations since it ended its gambling cruise ship operations in 2000 and incurred a net loss applicable to common stockholders of $918,346 and $2,929,325 for the nine months ended September 30, 2009 and 2008 respectively. Stock-based compensation expense recognized under ASC Topic 718 for the nine months ended September 30, 2009 and 2008 was $25,133 and $2,072,927 respectively, which consisted of modifications to all outstanding stock option awards originally granted in 2004 and 2003. Our auditors have expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report on our consolidated financial statements included with the Annual Report on Form 10-K for the year ended December 31, 2008.
The Company had been dependent over the past two years on raising cash to meet its on-going costs and expenses through the sale of its equity securities. However, on October 23, 2008, the Company secured a $1,000,000 Line of Credit from an unrelated third party, the terms of which more fully discussed in Note 9 to the condensed consolidated financial statements. At September 30, 2009, the Company had $177,343 of cash on hand, and has drawn all funds available to it from the aforementioned Line of Credit. The Company is exploring options available to raise the cash necessary to continue to meet its ongoing costs and expenses. In the absence of obtaining any additional working capital for immediate needs, the

Company will exhaust all cash resources prior to the end of the current year and be unable to meet its ongoing costs and expenses.
The Company continues to discuss the development of the property as well as financing options with various interested parties, however at September 30, 2009 the Company does not have the financial resources to develop a casino resort on its own. There can be no assurance that the Company will be able to reach any agreement with respect to the development of the Diamondhead, Mississippi property. The development of this property is subject to risks and uncertainties which include, but are not limited to, those relating to permitting, financing, and the actions of federal, state, or local governments and agencies. The Company may be affected by some or all of these factors and other risks and uncertainties, many of which are beyond the Company’s control.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally relate to our strategies, plans and objectives for future operations and are based upon management’s current plans and beliefs or estimates of future results or trends. Forward-looking statements also involve risks and uncertainties, including, but not limited to, the risks and uncertainties described in Part II, Item 1A of this report, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict.
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

Management Agreement
On June 19, 1993, two subsidiaries of the Company, Casino World Inc. and Mississippi Gaming Corporation, entered into a Management Agreement with Casinos Austria Maritime Corporation (CAMC). Subject to certain conditions, under the Management Agreement, CAMC would operate, on an exclusive basis, all of the Company’s proposed dockside gaming casinos in the State of Mississippi. If the Company enters into a joint venture arrangement pursuant to which the joint venture partner acquires a controlling interest, CAMC may terminate the agreement. Unless earlier terminated pursuant to the provisions of the Agreement, the Agreement terminates five years from the first day of actual Mississippi gaming operations and provides for the payment of an annual operational term management fee of 1.2% of all gross gaming revenues between zero and $100,000,000; plus 0.75% of gross gaming revenue between $100,000,000 and $140,000,000; plus 0.5% of gross gaming revenue above $140,000,000; plus two percent of the net gaming revenue between zero and $25,000,000; plus three percent of the net gaming revenue above twenty-five million dollars $25,000,000.
Related Parties
The Company has agreements with various current Officers and Directors which would give rise to payment of a fee under certain conditions as follows:
The Company has agreements with Directors Harrell, Harrison and Norton in the event they are successful in obtaining funding for the Company and/or development of its Diamondhead property. The Company has agreed to pay a commission equal to one percent (1%) of the amount of any debt financing obtained and a commission of between one and one-half percent (1.5%) and four percent (4%) of the amount of any equity investment obtained in connection with the development of the Diamondhead property as a result of their efforts. The Company has agreed to pay a commission equal to six percent (6%) of the gross sales price for property sold or for any loan or line of credit that does not require that the property be pledged as security for a loan. In the event a loan or line of credit requires that the property be pledged as security, the commission would be reduced to three percent (3%). Payment of any commission is contingent on the signing of a loan and/or equity agreement, sales agreement, and/or joint venture agreement acceptable to the Company and payment of the loan proceeds, sales proceeds, or equity financing by the entity or person brought to the deal. The commission due will be paid at Closing out of monies paid and upon receipt of good funds. If funds are received periodically, the commission due will be paid periodically upon receipt of said funds by the Company.
Master Plan
On September 21, 2009, the Company entered into an agreement with EDSA, a landscape architectural firm, to provide a Master Plan and supporting illustrative plan summary booklets at an approximate cost of $41,000. The funds are payable to EDSA in installments as phases in development of the plan are completed. As of September 30, 2009, the Company had paid a total of $7,000 for these services.
Other
The Company has agreements with unrelated persons and entities that would be entitled to substantial commissions if the Company enters into a financial agreement relating to the development of its Diamondhead property as a result of their efforts.

Critical Accounting Policies:
Impairment of Long-Lived Assets
In accordance with generally accepted accounting principles, the Company currently carries the Diamondhead, Mississippi property on its balance sheet at cost in the amount of $5,409,913 and has reviewed this carrying value for impairment. In the opinion of management, the carrying value is not in excess of the estimated market value of the property or the anticipated cash flows to be generated from the property.
The Diamondhead, Mississippi property was last appraised on or about August 4, 2003, by J. Daniel Schroeder Appraisal Company at $108,900,000. The appraisal was subject to certain material assumptions and was predicated on the site being fully permitted and zoned as a legally permissible, water-based casino site. In addition, the Company rejected an offer to purchase the entire 404 acre site for $100 million in July 2007 as not being in the best interest of the shareholders. Management of the Company stays informed of property values in close proximity to the Company’s Diamondhead, Mississippi property and based on Level 2 observations as described in ASC Topic 820, “Fair Value Measurements and Disclosures,” the fair value of the land held for development exceeds the carrying value of $5.4 million and, therefore, no impairment exists at September 30, 2009.
Management believes that use of the property as a gaming site represents the highest and best use of the property and provides for the greatest potential for shareholder value. In the event the Company was unable to obtain all of the permits required to develop a casino resort, the property could be used for other commercial or residential purposes.
Stock Based Compensation Expense
The Company follows the provisions of Financial Accounting Standards Board Accounting Standard Codification Topic 718 “Compensation — Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards either modified or granted to employees and directors based on estimated fair values.
Stock-based compensation expense recognized under ASC Topic 718 for the nine months ended September 30, 2009 and 2008 was $25,133 and $2,072,927 respectively, which consisted of modifications to all outstanding stock option awards originally granted in 2004 and 2003.
The Standard requires companies to estimate the fair value of share-based payment awards on the date of grant or modification using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s condensed consolidated statement of loss. Forfeitures are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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

Fair Value
In the first quarter of 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. SFAS No. 157 was codified into Section 820-10-65 “Fair Value Measurements—Overall— Transition and Open Effective Date Information.” This section defines fair value, provides guidance for measuring fair value and requires certain disclosures. This section does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The section utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
In connection with the preparation of this report on Form 10-Q, management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and other procedures designed to provide reasonable assurance that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As was discussed and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, management of the Company identified a material weakness regarding elements of our internal control over financial reporting which could also constitute a deficiency in our disclosure controls and procedures. Although management adopted policies during the first quarter of 2009 in an effort to remedy said weakness, insufficient time has elapsed to test the policies and procedures adopted and evaluate their effectiveness. Therefore, management has concluded that, as of September 30, 2009, the Company continued to have a material weakness regarding elements of its internal control over financial reporting, and as a result, our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2009.
Interim Measures to Ensure the Accuracy of Financial Reporting
In response to the material weakness identified as a result of management’s assessment of internal control over financial reporting as disclosed in our 2008 Form 10-K, management with oversight from the Audit Committee, designed interim measures relating to contracts, agreements and other financial arrangements to ensure the accuracy of our financial reporting during each quarter of 2009. These procedures include but were not limited to: 1) a review of all written contracts, agreements and arrangements by members of management to ensure that the books and records accurately and timely reflect the terms and conditions of the foregoing; and 2) enhance communications among all members of management and the Board of Directors to capture oral agreements that did not exist in writing. As a result of these expanded procedures, we have concluded that the consolidated financial statements included in this report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
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
Changes in Internal Control Over Financial Reporting
During the first quarter of 2009, in an effort to remedy the aforementioned weakness, management, with oversight of the Audit Committee, designed policies and procedures relating to contracts, agreements and other financial arrangements and the related recording of such transactions and financial reporting disclosures. During the quarter ended September 30, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The gaming industry is characterized by intense competition. Many companies, with which the Company will compete, are substantially larger and have significantly greater resources than the Company. Furthermore, it is likely that other competitors will emerge in the future. Assuming the Company is successful in constructing a casino resort, the success of the project will be subject to risks and uncertainties, including but not limited to those relating to local, national, and worldwide competition, including competition with Native American casinos which enjoy significant tax advantages. The Company will also be subject to operational risks, including but not limited to those relating to operations in general, insurance coverage problems unique to the area in which the property is located, weather-related problems, including hurricanes and floods, and labor-related problems unique to the area. The operation will also be subject to risks relating to security, licensing and suitability findings unique to the gaming industry. Moreover, while the Company previously operated gambling ships, the Company has never operated a hotel or land-based casino. The Company’s proposed operations are also subject to all of the risks inherent in the establishment of a new business enterprise, including the absence of an operating history.
The Company incurs ongoing expenses, but has no current revenue and no revenue stream with which to pay ongoing expenses. The Company will not have any revenue stream unless the Company is able to successfully develop its Diamondhead property, obtain funds prior to development of the property, or generate cash from the sale of parts or all of the property. The Company’s inability to raise cash to pay its expenses in the future could adversely affect its ability to continue in the future. Current economic conditions in the casino industry, as well as tight credit markets in general, could adversely affect the Company’s ability to obtain reasonable financing for development of the Diamondhead property. As of the date of this report, in lieu of any additional source of capital, management believes that the Company will essentially exhaust all cash resources currently available to it prior to December 31, 2009. In addition, our auditors have expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report included in our annual report on Form 10-K for the year ended December 31, 2008. The market price of the Company’s common stock may be highly volatile. Announcements by the Company and its competitors may lead to wide swings in the market price of the common stock.
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

DIAMONDHEAD CASINO CORPORATION
DATE: November 6, 2009		/s/ Deborah A. Vitale
	By:	Deborah A. Vitale
President

/s/ Robert L. Zimmerman
	By:	Robert L. Zimmerman
Chief Financial Officer