Form 10-K
period 2009-12-31
DIAMONDHEAD CASINO CORP
filed 2010-04-15
CIK 844887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2009
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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting common equity held by non-affiliates of the Company based on the closing price of the common stock on the Over the Counter Bulletin Board at June 30, 2009 was $22,591,908.
     Number of common shares outstanding at April 6, 2010: 34,096,954

i

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
ITEM 1. BUSINESS
The Company is a Delaware corporation incorporated on November 15, 1988 under the name “Europa Cruises Corporation.” The Company became a publicly-held company in 1989. On or about November 22, 2002, the Company changed its name to “Diamondhead Casino Corporation.” Since November 6, 1998, the Company’s stock has traded on the Over the Counter Bulletin Board (OTCBB). The Company’s stock currently trades under the symbol “DHCC.” Prior to the corporate name change, the Company’s stock traded under the symbol “KRUZ.” Prior to trading on the Over the Counter Bulletin Board, the Company’s stock traded on the NASDAQ Small Cap Market. The Company currently has three subsidiaries with no current operations and three employees. As of December 31, 2009, the Company had four employees.
I. FLORIDA
From inception through approximately August of 2000, the Company operated gaming vessels in international waters. The vessels sailed from state ports into international waters where gaming operations were conducted. From approximately 1994 through August of 2000, operations were conducted primarily out of ports located in Miami Beach, Florida, Ft. Myers Beach, Florida, and Madeira Beach, Florida. The

Company eventually divested itself of its gaming operations to satisfy financial obligations to its vendors, lenders and taxing authorities and to focus its resources on the development of a casino resort in Diamondhead, Mississippi. The Company has no current operations in Florida. The Company does, however, lease office space in Largo, Florida, where it maintains its corporate headquarters.
II. MISSISSIPPI
The Company owns, through its wholly-owned subsidiary, Mississippi Gaming Corporation (hereafter “MGC”), an approximate 404.5 acre tract of unimproved land in Diamondhead, Mississippi. The property is located at 7051 Interstate 10. The property fronts Interstate 10 for approximately two miles and fronts the Bay of St. Louis for approximately two miles. There are no liens or debt on the property. The Company intends, in conjunction with unrelated third parties, to fully develop the site in phases beginning with a casino resort. The casino resort is expected to include a casino, a hotel and spa, pools, a sports and entertainment center, a conference center and a state-of-the-art recreational vehicle park.
The Company has had the site appraised on three occasions, subject to certain material assumptions, by J. Daniel Schroeder Appraisal Company. The appraisals were predicated on the site being fully permitted and zoned as a legally permissible, water-based casino site under Mississippi law as it existed prior to October 17, 2005, which required that casinos be water-based. The property was appraised in 1996, assuming full permitting for a water-based casino, at approximately $8 million. The property was reappraised in 1999, again assuming full permitting for a water-based casino, at approximately $42 million. The property was last appraised in 2003, again assuming full permitting for a water-based casino, at approximately $109 million. The property has not been appraised since a new law was passed in Mississippi on October 17, 2005 which permits casinos to be built on land.
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
The Company believes that its property, which fronts Interstate 10 for approximately two miles and St. Louis Bay for approximately two miles, is strategically located to take advantage of the new law. The Company believes that the advent of land-based gaming in Mississippi will have a positive effect on the entire industry in Mississippi and change the perception of the gaming industry in Mississippi from that of a riverboat, dockside, or barge-based industry, to that of a Las Vegas style or Atlantic City style industry. With respect to the Company’s property, management believes the impact of the new law will also be beneficial. Management believes that the new law will allow the Company to avoid certain architectural constraints imposed by the design and construction of a water-based casino under the former law. The new law will also allow the Company to avoid any permits, authorizations, or tidelands leases that water-based construction of a casino would have required, but that construction on land may not require.
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
A. Hancock County
The Company’s Diamondhead, Mississippi property is located in Hancock County, Mississippi. On January 16, 1997, the Hancock County Board of Supervisors adopted a Hancock County Zoning Ordinance. Under the Hancock County Zoning Ordinance, as originally adopted, the Company’s 404-acre site was zoned as a Special Use District-Waterfront District. The Company has obtained an extension of this Special Use designation each year since that time. Most recently, by letter dated September 21, 2009, the Company forwarded a request to the Hancock County Planning Commission for an extension of the Special Use designation On October 15, 2009, the Hancock County Planning Commission passed a resolution extending the designation through December 31, 2010 . with the instruction that a master plan be submitted for review before an additional extension was requested.. On November 18, 2009, the Hancock County Board of Supervisors ratified the resolution.
B. Diamondhead Incorporation
In or about 2008, a petition was filed in the Chancery Court of Hancock County to permit Diamondhead to incorporate. In or about January of 2009, a hearing was held in the matter. On or about December 31, 2009, the Chancery Court ruled in favor of Diamondhead incorporation. It appears that an appeal was filed in the case. Assuming the incorporation is affirmed on appeal, the Company’s Diamondhead property would be located within the newly-incorporated Diamondhead. What, if any, effect this incorporation would have on the Diamondhead project is unknown. The Company believes that once the incorporation is final, most of the casino revenues that would have gone to Hancock County would, instead, go to Diamondhead.
C. Mississippi Gaming Commission
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
D. Annual In-Lieu Tidelands Assessment
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

E. Other Required Permits
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
COMPETITION
There is intense competition in the Mississippi market in which the Company intends to operate and in surrounding markets. The Company will compete directly with other existing gaming facilities located in Mississippi and in bordering states, including Louisiana. The Company will also be competing directly and indirectly, with gaming facilities throughout the United States and throughout the world as well as with Native American gaming operations which enjoy certain tax advantages. The Company expects this competition to increase as new gaming operators enter these markets, existing competitors expand their operations, gaming activities expand in existing jurisdictions, and gaming is legalized in new jurisdictions and/or on the internet. Assuming it is successful in developing a destination casino resort, the Company will also be competing with other forms of gaming and entertainment, including but not limited to, bingo, online computer gambling, pull tab games, card parlors, sports-book operations, pari-mutuel betting, dog racing, lotteries, jai-alai, video lottery terminals, and video poker terminals. The following chart identifies casinos with which the Company will compete which are located in Mississippi.

	Gaming			Proximity in
	Square	Number of	Number of	Miles to
Name of Facility	Footage	Slots	Tables	Diamondhead
MISSISSIPPI:

Coastal Region

Beau Rivage	76,715	2,074	90	35
Boomtown	51,665	1,214	20	33
Grand Casino	28,785	817	30	36
Hard Rock	53,800	1,215	52	35
Hollywood	40,000	1,086	21	12
Imperial Palace	75,790	1,934	72	33
Island View Casino	82,935	1,879	47	23
Isle of Capri	57,252	1,297	27	37
New Palace Casino	26,260	799	15	33
Silver Slipper	36,826	991	26	15
Treasure Bay	24,557	806	22	31

North River Region
Bally’s	46,535	1,185	16	300
Fitzgerald’s	38,088	1,249	40	300
Gold Strike	50,486	1,358	58	300
Grand Casino	136,000	1,737	52	300
Hollywood	54,000	1,275	28	300
Horseshoe	63,000	1,739	66	300
Isle of Capri -Lula	63,500	1,211	17	289
Resorts	35,000	1,058	16	300
Sam’s Town	66,000	1,313	35	300
Sheraton	32,800	802	22	300

South River Region
Ameristar	72,210	1,641	29	163
Diamond Jacks	32,000	809	16	163
Harlow’s	33,000	853	15	232
Horizon	12,613	388	—	163
Isle of Capri -Natchez	17,634	622	10	145
Jubilee	28,500	490	7	232
Lighthouse	22,000	575	—	232

Rainbow	25,000	810	6	163
River Walk	25,000	805	18	163

Mississippi State Totals	1,407,951	34,032	873

LOUISIANA COMPETITION
The Company believes that its greatest competition will come from the Mississippi Gulf Coast casinos because of their close proximity to the Diamondhead site. While the Company’s primary competition will come from the Mississippi Gulf Coast casinos, the Company’s Diamondhead, Mississippi casino will also compete with casinos located in the adjacent State of Louisiana. Louisiana has approximately twenty-three casinos, including four land-based casinos, fifteen boat-based casinos and four gaming machines-only casinos at pari-mutual facilities. The casinos are located throughout the state. In addition, video poker is permitted at Louisiana truck stops, off-track betting parlors, and bars and taverns in approximately thirty-one of the state’s sixty-four parishes (counties). Inasmuch as the Company’s casino will be land-based, the Company’s primary competition is expected to come from Harrah’s land-based casino located in downtown New Orleans which is approximately one hour from the Diamondhead site. The remaining three Indian land-based casinos, which are located in Marksville in central Louisiana and in Kinder and Charenton in southern Louisiana and the remaining Louisiana casinos are not expected to represent significant competition because of their distance from the Diamondhead site.
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
The Company incurs ongoing expenses but has no current revenue and no revenue stream with which to pay ongoing expenses. The Company will not have any revenue stream unless the Company is able to successfully develop its Diamondhead property or generate cash prior to development of the property or the sale of parts or all of the property. The Company’s inability to raise cash to pay its expenses could adversely affect its ability to continue in the future. Current economic conditions in the casino industry, as well as tight credit markets in general, could adversely affect the Company’s ability to obtain reasonable financing for development of the Diamondhead property. As of the date of this report, the Company has limited cash resources available to it. In addition, our auditors have expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report of our attached consolidated financial statements for the year ended December 31, 2009. The market price of the Company’s common stock may be highly volatile. Announcements by the Company and its competitors may lead to wide swings in the market price of the common stock.
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
In January 2010, the Company purchased a residential lot located on a canal to the southwest of its property for $65,000 which was paid with 108,000 shares of common stock of the Company. The property, which comprises less than a quarter of an acre was acquired to permit the Company to control the appearance and approach to the back entrance of its Diamondhead property.
There is no debt and there are no liens on the property. The Company believes the property is adequately insured.
OFFICES AND STORAGE FACILITIES
The Company leases office space in Largo, Florida and storage facilities in Madeira Beach, Florida on a month-to month basis.
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

	2009		2008
	High	Low	High	Low
First Quarter	$.85	$.23	$2.62	$1.56
Second Quarter	1.34	.36	2.15	1.30
Third Quarter	1.03	.70	1.95	1.41
Fourth Quarter	.90	.45	1.70	.55
On March 1, 2010, there were 868 registered holders of record of the Common Stock of the Company.
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
ITEM 6. SELECTED FINANCIAL DATA
The Company has had no operations since the sale of its gaming vessels, which occurred between 1999 and 2000. Since that time, the Company has concentrated on development of its Diamondhead, Mississippi property. The table below depicts the key items which have contributed to the Company’s financial results over the last five years:

	2009	2008	2007	2006	2005
Dock Lease Income	$—	$—	$—	$—	$130,841

Operating Expenses	956,605	1,049,561	1,182,092	1,655,473	786,841
Stock-Based Compensation	25,133	2,072,927	—	1,238,348	—
Interest Expense	88,727	6,460

Net (Loss)	(1,068,440)	(3,124,574)	(1,155,487)	(1,649,832)	(641,948)

Loss per Share — Basic and Fully Diluted	$(.035)	$(.096)	$(.038)	$(.055)	$(.025)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The Company has incurred continued losses over the past several years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company incurred a loss applicable to common shareholders of $1,170,040, $3,227,614 and $1,262,847 for the years ending December 31, 2009, 2008 and 2007 respectively and expects continued losses for the foreseeable future. General and administrative expenses incurred totaled $846,306, $877,781 and $925,240 for the years ending December 31, 2009, 2008 and 2007 respectively. The table below depicts the major categories comprising those expenses:

DESCRIPTION	12/31/2009	12/31/2008	12/31/2007
Payroll and Related Taxes	$562,503	$554,081	$556,980
Legal, Audit and Other Contracted Services	139,859	181,947	183,448
Rents and Insurances	44,510	51,856	52,039
Annual Meeting Expenses	—	—	27,796
Telephone, Office and Other Expenses	99,434	89,897	104,977

Total General and Administrative Expense	$846,306	$877,781	$925,240

The Company has generated no operating revenues since it ended its gambling cruise ship operations in 2000 and has had to rely on alternative means to raise capital to meet its financial obligations. In prior years the Company was able to sustain its cash position and continue to satisfy its ongoing expenses through the sale of common stock formerly held in treasury and receipt of cash from the exercise of options and warrants to purchase common stock. In 2008, the Company entered into two promissory notes with two Directors of the Company yielding proceeds of $205,000, received $75,000 from the exercise of options to purchase 100,000 shares of common stock, and obtained a Line of Credit from an unrelated third party investor in the total amount of $1,000,000 which the company has fully utilized.
At December 31, 2009, the Company had cash on hand totaling $42,410 and current liabilities totaling $278,320. The Company has been able to continue to operate by deferring salaries and paying only those expenses required to remain operational.
In March 2010, in order to obtain funds to sustain itself, the Company engaged in a Private Placement of securities by offering Units for sale to a limited number of accredited investors. Each Unit consists of an unsecured, convertible promissory note in the principal amount of $25,000 together with a five year

Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Promissory Note is convertible into 50,000 shares of common stock of the Company. The Offering is being conducted contingent on the sale of a minimum of ten Units or $250,000 (“the Minimum Offering”) and up to a maximum of 30 Units, for a maximum Offering of $750,000 (the “Maximum Offering.”) At the time of this filing, the Company has received the minimum offering amount. The Offering will terminate upon the earlier of the sale of 30 Units or April 30, 2010 unless extended by the Company, without notice, for up to two additional thirty day periods. A complete description of the terms of the offering is described in Note 10 of the accompanying consolidated financial statements.
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
The Diamondhead, Mississippi property was last appraised on or about August 4, 2003, at $108,900,000. The appraisal was subject to certain material assumptions and was predicated on the site being fully permitted and zoned as a legally permissible, water-based casino site. In addition, the Company rejected an offer to purchase the entire 404 acre site for $100 million in July 2007. Management of the Company stays informed of property values in close proximity to the Company’s Diamondhead, Mississippi property and, based on Level 2 observations as described in ASC Topic 820, “Fair Value Measurements and

Disclosures,” the fair value of the land held for development exceeds the carrying value of $5.4 million. Therefore, no impairment exists at December 31, 2009.
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
Stock Based Compensation Expense
The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 718 “Compensation — Stock Compensation” which requires the measurement and recognition of compensation expense for all share-based payment awards either modified or granted to employees and directors based upon estimated fair values. In June 2009, the Company modified outstanding option grants originally issued in 2004 resulting in a net loss applicable to common stockholders for the year ended December 31, 2009 being $25,133 higher than if the Company had not modified the terms of those option grants. The impact on basic and diluted loss per share for the year ended December 31, 2009 was an increase of $.001 per share. In addition, as a result of a modification to all outstanding option grants originally issued in 2003, net loss applicable to common stockholders for the year ended December 31, 2008 was $2,072,927 higher than if the Company had not modified the terms of those option grants. The impact on basic and diluted loss per share for the year ended December 31, 2008 was an increase of $.062 per share. No share-based payment awards were issued for the year ended December 31, 2007.
In determining the fair value of each option modified, the Black-Scholes option-pricing model, consistent with the provisions of ASC Topic 718, was used. In the case of a modification, the valuation at the modification dates, in excess of the valuation at the original grant date, is expensed.
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

Fair Value Measurements
In the first quarter of 2008, the Company adopted “Fair Value Measurements,” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. The standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
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
In the first quarter of 2009, the Company adopted “Fair Value Measurements” for nonfinancial assets and nonfinancial liabilities, as required.
The Company elected not to adopt the “Fair Value Option for Financial Assets and Financial Liabilities”. The standard provides companies with an option to report selected financial assets and liabilities at fair value. The objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. The adoption of this standard did not have a material effect on the consolidated financial statements as the Company did not elect to report its financial instruments at fair value.
In October 2008, the FASB issued a standard on “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This standard clarifies the application of “Fair Value Measurements” in a market that is not active and provides examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The guidance in this standard was effective immediately and did not have a material impact on the Company’s consolidated financial statements.

The carrying amounts of cash, a notes payable to a Director and others, accounts payable and accrued expenses, approximate fair value due to the short term nature of the instruments. The carrying amount of the fixed interest loan payable approximates the fair value based on level 2 observations as described above. The transaction was entered into in the fourth quarter of 2008 at borrowing rates and terms currently available to the Company.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is currently not subject to any risk of loss from market rates and prices including interest rates, foreign exchange rates, commodity prices or equity prices.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and notes thereto are included herein beginning at page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2009.
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
Changes in Internal Control Over Financial Reporting
During the first quarter of 2009, we designed new control policies and procedures relating to contracts, agreements and arrangements and the related recording of the transaction and financial reporting disclosures in an effort to remedy a material weakness reported at December 31, 2008.
We believe these efforts have improved our internal control over financial reporting. Accordingly, we will continue to perform the measures described above and monitor the effectiveness of our internal control over financial reporting in the areas impacted by the material weaknesses disclosed in our December 31, 2008 report on internal control.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A. Directors and Officers:
The current directors and officers of the Company and their titles are as follows:

Name	Age	Title
Deborah A. Vitale	59	Chairman of the Board, President, Chief Executive Officer, Treasurer
Gregory A. Harrison	65	Director, Vice President, Secretary
Frank E. Williams, Jr.	75	Director
Benjamin J. Harrell	56	Director
H. Steven Norton	76	Director
Carl D. Stevens	63	Director
W. Austin Lewis	33	Director
Robert Zimmerman	60	Chief Financial Officer
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
BENJAMIN J. HARRELL was elected a Director of the Company on July 18, 2002. Mr. Harrell was the founder and served as President and CEO of Pete Fountain Productions, Inc. from 1979 until it was acquired in 1999 by Production Group International, Inc. (“PGI”), a global event communications company, which was subsequently acquired by TBA Global Events, LLC in 2005. Mr. Harrell managed the acquiring company’s business in the New Orleans area. Mr. Harrell currently serves as Vice-President and General Manager of Kuoni Destination Management, Inc., which purchased the destination division of TBA Global in February of 2009. Mr. Harrell also currently serves as Vice President of Pete Fountain Entertainment, LLC, which until March 2003, operated one of the largest jazz clubs in New Orleans. Since 1975, Mr. Harrell has served as personal manager for the internationally noted jazz artist, Pete Fountain. Mr. Harrell handles all aspects of Mr. Fountain’s career, including promotion, concerts, personal appearances and commercial endorsements. From 1985 through 2003, Mr. Harrell served as President of Cresent Sound & Light, Inc, a professional sound, lighting, video and staging company for the convention and entertainment industry. Mr. Harrell served as a Director of the New Orleans Metropolitan Convention and Visitors Bureau from 1997 through 1999. On January 15, 2004, Mr. Harrell was elected to the Board of Directors of Mississippi Gaming Corporation, a wholly owned subsidiary of the Company.
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
W. AUSTIN LEWIS IV was elected a Director of the Company on May 12, 2009. Mr. Lewis currently serves as Chief Executive Officer of the Lewis Asset Management Corp., an investment management company headquartered in New York City which he founded in 2004. This entity is the General Partner of the Lewis Opportunity Fund, LP and the LAM Opportunity Fund, Ltd., which together own a significant number of common shares of the Company. From 2003 to 2004, Mr. Lewis was employed at Puglisi & Company, a New York based broker-dealer registered with FINRA, where he served as a registered representative, managed individual client accounts, conducted due diligence for investment banking activities and managed his own personal account. In 2002, Mr. Lewis co-founded Thompson Davis & Company, Inc., a registered broker-dealer headquartered in Richmond, Virginia. From 1998 to 2002, Mr. Lewis was employed by Branch Cabell and Company, Inc. (“Branch Cabell”) in Richmond, Virginia, where he was a registered representative. Following the November 2000 acquisition of Branch Cabell by Tucker Anthony, Incorporated (“Tucker Anthony”), Mr. Lewis served as a Vice-President for Tucker Anthony and subsequently RBC Dain Rauscher, Inc. which acquired Tucker Anthony in August of 2001. Mr. Lewis serves as a Director for Aftersoft Group, Inc. (OTCBB: ASFG), a company which provides software and information services to the automotive aftermarket, and ViryaNet, Ltd. (OTCBB: VRYAF), a foreign issuer which provides software solutions to optimize business processes for field service management. Mr. Lewis received his Bachelor of Science degree in Finance and Financial Economics from James Madison University in 1998.
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

B. Committees of the Board of Directors
The Audit Committee of the Board of Directors is comprised of four Directors: Frank E. Williams, Jr. (Audit Committee Chairman), Benjamin J. Harrell, W. Austin Lewis and Gregory A. Harrison, who serves as an ex-officio member. The Board of Directors has determined that Mr. Williams, Mr. Harrell, and Mr. Lewis are independent members as that term is defined under the enhanced independence standards for audit committee members in the Securities and Exchange Act of 1934. Mr. Harrison does not meet the independence standards. The Board of Directors has also determined that Frank E. Williams, Jr. is an Audit Committee Financial Expert as that term is defined in rules issued pursuant to the Sarbanes-Oxley Act of 2002.
The Compensation Committee is composed of three Directors: Benjamin J. Harrell (Chairman), Carl D. Stevens, and Gregory A. Harrison (ex-officio member). The Board of Directors has determined that Mr. Harrell and Mr. Stevens are independent Directors based on the general independence standards adopted by the Board. Mr. Harrison, who serves only in an ex-officio capacity virtue of his status as a compensated Officer of the Company, is not independent.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Based solely upon its review of Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, all purchases and sales of stock and all required forms were filed timely by reporting persons during 2009.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The Company compensated four employees in 2009, two of whom, the CEO and Vice President, are executive officers of the Company. The Compensation Committee and the Board of Directors monitor and approve compensation paid to executive officers. The CEO determines compensation paid to non-executive personnel.
From time to time, additional compensation has been awarded to executives and employees based on performance. In addition, the Board of Directors has awarded options to purchase common stock of the Company to executive officers and employees of the Company.
CEO Compensation
Since 2007, the Compensation Committee of the Board of Directors has determined Ms. Vitale’s base salary which is $300,000 per annum. Ms. Vitale’s base salary reflects her contribution to the Company in a myriad of corporate roles and responsibilities and more fairly compensates her based upon industry peer review. The Compensation Committee also noted that Ms. Vitale manages the Company’s business without the benefit of any administrative staff normally associated with the management of a publicly-traded company at significant savings to the Company. Since mid November of 2009, due to the Company’s cash position, Ms. Vitale has deferred actual payment of her salary.
No other additional cash compensation was paid to Ms. Vitale during the three year period ended December 31, 2009.
The following table provides information concerning the compensation of the Chief Executive Officer, Executive Vice President and Chief Financial Officer of the Company during the last three fiscal years.
SUMMARY COMPENSATION TABLE

							Nonqualified
						Non Equity	Deferred	All
						Incentive	Compensa-	Other
Name and		(1)		Stock	Option	Plan	tion	Compen-
Occupation	Year	Salary	Bonus	Awards	Awards (2)	Compensation	Earnings	sation	Total
Deborah A. Vitale	2009	$300,000	None	None	None	None	None	(3)	$300,000
President	2008	$300,000	None	None	$1,654,559	None	None	(3)	$1,954,559
	2007	$300,000	None	None	None	None	None	(3)	$300,000

							Nonqualified
						Non Equity	Deferred	All
						Incentive	Compensa-	Other
Name and		(1)		Stock	Option	Plan	tion	Compen-
Occupation	Year	Salary	Bonus	Awards	Awards (2)	Compensation	Earnings	sation	Total
Gregory A. Harrison	2009	$70,000	$40,000	None	None	None	None	(3)	$110,000
Vice President	2008	$70,000	$20,000	None	None	None	None	(3)	$90,000
	2007	$70,000	$25,000	None	None	None	None	(3)	$95,000

Robert L. Zimmerman	2009	$65,000	None	None	$16,755	None	None	(3)	$81,755
CFO	2008	$65,000	$5,000	None	$24,840	None	None	(3)	$94,860
	2007	$61,974	None	None	None	None	None	(3)	$61,974

(1)	Ms. Vitale was paid $276,923 of her salary in 2009 with the remainder deferred until a later date. Mr. Harrison was paid $64,615 of his salary in 2009 with the remainder deferred until a later date.

(2)	On February 12, 2008, the Board of Directors modified all unexercised option awards originally granted in 2003 by extending the date of expiration for an additional five years from the original date of expiration.. Option awards to purchase a total of 825,000 shares granted to Ms. Vitale in 2003, and an option award to purchase a remaining 15,000 shares granted to Mr. Zimmerman in 2003, had expiration dates extended through 2013. On June 12, 2009, the Board of Directors modified all unexercised option awards originally granted in 2004 by extending the date of expiration for an additional three years from the original date of expiration. An option award to purchase a total of 75,000 shares granted to Mr. Zimmerman in 2004 had expiration dates extended through 2012.

Reference is hereby made to Note 3, “Summary of Significant Accounting Policies – Stock Based Compensation” in the attached 2009 financial statements, for a determination of the variables used in computing the value of option awards.

(3)	The Europa Cruises Corporation Employee Stock Ownership Plan (“the Plan”) is a defined contribution pension plan funded with common stock of the Company. Ms. Vitale, Mr. Zimmerman and Mr. Harrison are all participants in the Plan. In 2007, the Plan contributed 26,514 shares of common stock to Ms. Vitale’s participant account. In 2008, the Plan contributed 26,514 shares of common stock to Ms. Vitale’s participant account. In 2007, the Plan contributed 20,395 shares of common stock to Mr. Harrison’s participant account. In 2008, the Plan contributed 19,680 shares of common stock to Mr. Harrison’s participant account. In 2007, the Plan contributed 18,057 shares of common stock to Mr. Zimmerman’s participant account. In 2008, the Plan contributed 18,274 shares of common stock to Mr. Zimmerman’s participant account. The number of shares to be contributed to Plan participants for the year ended December 31, 2009 will be determined following the Trust accounting for that year.
The following tables provide a summary of the outstanding equity awards of the Chief Executive Officer, Executive Vice President and Chief Financial Officer of the Company as well as any exercise of options in 2009.

SUMMARY OF OUTSANDING EQUITY AWARDS AT FISCAL YEAR END
Option Awards

			Equity
			Incentive
			Plan
			Awards
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexpired	Option	Option
	Options	Options	Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable	Options	Price	Date
Deborah A. Vitale	75,000	None	None	$ .80	2/10/10
	450,000	None	None	1.25	10/27/10
	100,000	None	None	2.70	4/13/11
	750,000	None	None	.30	3/11/13
	75,000	None	None	.75	7/23/13

Gregory A. Harrison	75,000	None	None	.80	2/10/10
	150,000	None	None	1.25	10/27/10
	100,000	None	None	2.70	4/13/11

Robert L. Zimmerman	50,000	None	None	.80	2/10/10
	25,000	None	None	2.70	4/13/11
	50,000	None	None	.72	7/13/12
	15,000	None	None	.75	8/12/13
Stock Awards

Equity
			Equity	Incentive
			Incentive	Plan Awards
			Plan Awards	Market or
			Number of	Payout Value
	Number of	Market Value of	Unearned	of Unearned
	Shares or Units	Shares or Units	Shares, Units or	Shares, Units or
	Of Stock That	Of Stock That	Other Rights That	Other Rights That
	Have Not	Have Not	Have Not	Have Not
Name	Vested	Vested	Vested	Vested
Deborah A. Vitale	None	None	None	None
Gregory A. Harrison	None	None	None	None
Robert L. Zimmerman	None	None	None	None
OPTION EXERCISES AND STOCK VESTED IN 2009

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired	Realized	Acquired	Realized
	On	On	On	On
Name	Exercise	Exercise	Vesting	Vesting
Deborah A. Vitale	None	None	None	None
Gregory A. Harrison	None	None	None	None
Robert L. Zimmerman	None	None	None	None
Directors’ Compensation
The current members of the Board of Directors are not paid fees for their services as a Director. Directors are reimbursed for certain approved expenses incurred in connection with Company business and for certain approved expenses incurred in connection with attendance at non-telephonic Board meetings and non-telephonic committee meetings. Directors are, from time to time, awarded non-qualified options to purchase common stock of the Company. No cash or equity compensation was awarded to any Director for their services as a Director in 2009.
Other Compensation Arrangements
The Company has agreements with various current Officers and Directors which is providing or would give rise to payment of a fee under certain conditions as follows.
The Company paid Gregory A. Harrison, a Director, a fee of 6% of funds received on amounts borrowed pursuant to an unsecured line of credit obtained in October 2008. Pursuant to the terms of the agreement, the Company paid Mr. Harrison a total of $20,000 in 2008 and an additional $40,000 in 2009.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth, to the Company’s knowledge, as of February 12, 2010, based on filings with the Securities and Exchange Commission by certain beneficial owners, the beneficial ownership of the outstanding Voting Stock held by (i) each person or entity beneficially owning more than 5% of the shares of any class of Voting Stock, (ii) each director, nominee, and certain executive officers, individually, and (iii) all directors and executive officers as a group.

	Amount &
	Nature of
Name and Address of	Beneficial	Title of	%	%
Beneficial Owner	Ownership	Class	Of Class	Voting (1)
Europa Cruises Corporation	2,863,640	Common	7.16%	6.85%
Employee Stock Ownership Plan Trust (2) 1301 Seminole Boulevard., Suite 142 Largo, Florida 33770

Deborah A. Vitale (2) (3)	5,399,884	Common	13.50%	12.91%
Chairman, President, CEO, and Treasurer Chairman, President, and Treasurer of Casino World, Inc. and Mississippi Gaming Corp. 1013 Princess Street Alexandria, Virginia 22314

Gregory Harrison (4)	1,460,024	Common	3.65%	3.49%
Director, Secretary, and Vice President 16209 Kimberly Grove Gaithersburg, Maryland 20878

Benjamin J. Harrell (5)	575,000	Common	1.44%	1.37%
Director 237 N. Peters Street, Fourth Floor New Orleans, Louisiana 70130

Frank E. Williams, Jr. (6)	372,150	Common	.93%	.89%
Director 2789b Hartland Road Falls Church, Virginia 22043

Carl D. Stevens (7)	602,324	Common	1.51%	1.44%
Director 1753 Highway 42 South Forsyth, Georgia 31029

H. Steven Norton (8)	175,000	Common	.44%	.42%
Director 700 Rozier Street Alton, Illinois 62002

W. Austin Lewis IV (9)	3,671,280	Common	9.18%	8.78%
500 5th Avenue, Suite 220 New York, New York 10010

Serco International Limited (10)	1,251,831	Common	3.13%	7.36%
P.O. Box 15, A-9010	900,000	S-NR Preferred	100.00%
Klagenfurt, Austria	926,000	S- Preferred	100.00%

Austroinvest International Limited (10)	1,251,831	Common	3.13%	7.36%
P.O. Box 15, A-9010	900,000	S-NR Preferred	100.00%
Klagenfurt, Austria	926,000	S- Preferred	100.00%

	Amount &
	Nature of
Name and Address of	Beneficial	Title of	%	%
Beneficial Owner	Ownership	Class	Of Class	Voting (1)
Ernst G. Walter (10)	1,251,833	Common	3.13%	7.36%
14700 Gulf Blvd., Apt.401	900,000	S-NR Preferred	100.00%
Madeira Beach, Florida 33708	926,000	S- Preferred	100.00%

All Directors and Executive Officers as a Group ( 7 persons)	12,255,662		30.64%	29.30%

(1)	Common Stock, Series S-NR Preferred Stock and Series S Preferred Stock have been combined for the purpose of calculating voting percentages.

(2)	The Europa Cruises Corporation Employee Stock Ownership Plan (“ESOP”) was established on August 18, 1994. The Trustee of the ESOP is Deborah A. Vitale, President, CEO, and Chairman of the Board. As of December 31, 2009, 2,215,905 ESOP shares had been released and 2,136,360 ESOP shares had been allocated to participants in the ESOP. The participants in the ESOP are entitled to direct the Trustee as to the manner in which the Company’s allocated shares are voted. The remaining 2,863,640 unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.

(3)	Includes 2,863,640 unallocated common shares of the ESOP Trust; 767,000 shares of Common Stock owned directly by Ms. Vitale; options to purchase 1,375,000 shares of Common Stock; and 394,244 shares of Common Stock, which represent shares of stock held in Ms. Vitale’s fully vested ESOP participant account.

(4)	Includes 1,140,024 shares of Common Stock owned directly by Mr. Harrison; 70,000 shares owned by the Harry and Marie Harrison Trust of which Mr. Harrison is a Co-Trustee; options to purchase 250,000 shares of Common Stock.

(5)	Includes 400,000 shares of Common Stock owned directly by Mr. Harrell and options to purchase 175,000 shares of Common Stock.

(6)	Includes 218,500 shares of Common Stock owned directly by Mr. Williams; 53,650 shares of Common Stock owned by the Williams Family Limited Partnership of which Mr. Williams is President of the General Partner, the Williams Family Corporation; and options to purchase 100,000 shares of Common Stock.

(7)	Includes 502,324 shares of Common Stock owned directly by Mr. Stevens and options to purchase 100,000 shares of Common Stock.

(8)	Includes 75,000 shares of Common Stock owned directly by Mr. Norton and options to purchase 100,000 shares of Common Stock.

(9)	Includes 2,980,959 shares owned by the Lewis Opportunity Fund, LP and 636,721 shares owned by the LAM Opportunity Fund, Ltd. The aforesaid investment funds are managed by the Lewis Asset Management Corp., a Delaware corporation, of which Mr. Lewis is the General Partner and Chief Investment Officer. Includes 53,600 shares of Common Stock owned directly by Mr. Lewis.

(10)	Serco International Limited (f/k/a Serco International Financial Advisory Services, Ltd.) and Austroinvest International Limited are affiliated entities. The Company understands that Dr. Ernst Walter is the sole director of each company. The total beneficial ownership of securities of the Company held by the foregoing and Dr. Walter includes: 1,251,831 shares of Common Stock owned by Serco International Limited; 900,000 shares of Series S-NR Preferred Stock owned by Serco International Limited; and 926,000 shares of Series S Preferred Stock owned by Austroinvest International Limited.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
On August 18, 1994, the Company established the Europa Cruises Corporation Employee Stock Ownership Plan (the “ESOP”). The ESOP, which is a qualified retirement plan under the provisions of Section 401(a) of the Internal Revenue Code and an employee stock ownership plan within the meaning of Section 4975(e)(7) of the Internal Revenue Code, was established primarily to invest in stock of the Company. All employees as of December 31, 1994, and subsequent new employees having completed 1,000 hours of service, are eligible to participate in the ESOP. The Company also established a trust called the Europa Cruises Corporation Employee Stock Ownership Plan Trust Agreement, to serve as the funding vehicle for the ESOP. Deborah A. Vitale, CEO, President and Treasurer of the Registrant, is the sole Trustee of the Trust. As of December 31, 2009, 2,215,905 shares of Common Stock had been released and 2,136,360 shares of Common Stock had been allocated to participants in the ESOP. Unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.
On August 21, 1994, the Company loaned $4,275,000 to the ESOP in exchange for a ten-year promissory note bearing interest at eight percent per annum. On August 24, 1994, the ESOP purchased 2,880,000 shares of the Company’s Common Stock with the proceeds of the loan. On August 25, 1994, the Company loaned an additional $3,180,000 to the ESOP in exchange for a ten year promissory note bearing interest at eight percent per annum. On August 26, 1994, the ESOP purchased an additional 2,120,000 shares of the Company’s Common Stock with the proceeds of the loan. The shares of Common Stock were pledged to the Company as security for the loans. The promissory notes will be repaid with the proceeds of annual contributions made by the Company to the ESOP. In April of 1995, the Company agreed to extend the maturity of the loans to twenty years. Effective for the Plan year beginning January 1, 2001, the Company amended the plan and related loans for the purpose of limiting excise tax liability for plan contributions in excess of IRS Code Section 415 limitations. To accomplish this, the Company agreed to extend the maturity of the loans to fifty years.

Meetings of the Board of Directors
The Board of Directors held twelve meetings during 2009 and all Directors, with the exception of Mr. Norton, attended at least 75% of the meetings held while they served as Directors. Mr. Norton attended seven of the twelve meetings held.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Audit Committee approved all services provided by the Company’s independent registered public accounting firm, Friedman LLP, for the years ended December 31, 2009, 2008 and 2007. The following fees were paid or are payable to Friedman LLP for services in those years:

	2009	2008	2007
Audit Fees	$83,580	$84,268	$61,275
Audit-Related Fees	10,300	9,785	8,755
Tax Fees	0	0	0
All Other Fees	0	0	0

Total Fees Paid to Friedman LLP	$93,880	$94,053	$70,030

Audit fees are comprised of fees for professional services rendered in conjunction with the audit of the Company’s annual financial statements, review of the Company’s annual report filed with the Securities and Exchange Commission, and review of the information contained in the Company’s quarterly reports filed with the Securities and Exchange Commission.
Audit-related fees are comprised of the fees for professional services rendered in connection with the audit of the Company’s Employee Stock Ownership Plan.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Exhibits

(a)	3(a)(i)	Certificate of Incorporation of the Company. (ii) Amendment to Certificate of Incorporation of the Company

(a)	3(b)	By-laws of the Company.

(b)	10(ee)	Vessel Purchase Agreement dated July 8, 1992 between the Company and FLC, Re: Purchase of the EuropaSky.

(b)	10(ff)	Contract of Sale dated July 21, 1992, between the Company and Ferry Binghamton, Inc. Re: the Purchase of Miss New York.

(b)	10(gg)	Agreement to Lease and Option to Purchase dated July 7, 1992, between the Company and A&M Developers, Inc. Re:
		Bossier City site.

(b)	10(hh)	Vessel Completion Contract by and between Eastern Shipyards, Inc., and FLC Holding Corporation Re: EuropaSky.

(c)	4.1	Subscription and Investment Agreement between Europa Cruises Corporation and Lagoon Cruise Line, Inc. dated August 26, 1994.

(c)	4.2	Warrant Agreement between Europa Cruises Corporation and FLC Holding Corp dated July 8, 1992.

(c)	4.2.1	Consent and Amendment of Credit Agreement Note and Warrant by and among FLC Holding Corp. (“FLC”), EuropaSky Corporation (“EuropaSky”), Europa Cruises Corporation and Casino World, Inc. (“Casino”), dated May 27, 1993 without Exhibits.

(c)	4.3	Warrant Agreement between Europa Cruises Corporation and The Stuart-James Company Incorporated dated June 29, 1989.

(c)	4.3.1	Warrant Certificates and Assignments for 125,520 shares and 17,000 shares registered in the name of Marc N. Geman dated June 22, 1994.

(c)	4.3.2	Motion to Approve Settlement Agreement Among Trustee, Marc N. Geman and Chatfield Dean & Co., Inc. dated October 8, 1993 with Settlement Agreement dated October 6, 1993 attached.

(c)	4.3.4	Order Approving Settlement Agreement Among Trustee, Marc N. Geman and Chatfield Dean & Co., Inc.

(c)	4.3.5	Agreement between Marc N. Geman and Europa Cruises Corporation dated June 15, 1993.

(c)	4.4	Convertible Promissory Note between Europa Cruises Corporation and Serco International Ltd. dated November 11, 1993: Transfer by Serco International Ltd. to Gaming Invest Corp. and election to convert Promissory Note by Gaming-Invest Corp.

(c)	10.1	Consulting Agreement between Europa Cruises Corporation and Casinos Austria Maritime Corporation dated September 16, 1994.

(c)	10.1.1	Equipment Lease between Europa Cruises Corporation and Casinos Austria Maritime Corporation dated October 13, 1994.

(c)	10.1.2	Promissory Note payable to Casinos Austria Maritime Corporation dated December 30,1994, and Second Naval Mortgage on the M/V Stardancer.

(c)	10.1.3	Subordination Agreement between Lagoon Cruise Line, Inc., Europa Stardancer Incorporation and Casinos Austria Maritime Corporation.

(a)	10(d)	The Company’s 1988 Stock Option Plan.

(d)	10.5	Promissory Note between Diamondhead Casino Corporation and Gregory Harrison dated March 20, 2008.

(d)	10.5.1	Promissory Note between Diamondhead Casino Corporation and Benjamin Harrell dated March 20, 2008.

(e)	10.6	Term Sheet (Redacted) for $1 Million Line of Credit dated October 22, 2008.
Index to Exhibits
(a)	Previously filed as an exhibit to the Company’s Registration Statement No. 33-26256-A and incorporated by reference.

(b)	Previously filed as an exhibit to the Company’s Form S-2 Registration Statement dated August 26, 1992 and incorporated by reference.
(c)	Previously filed as an exhibit to the Company’s S-2 Registration Statement (No. 33-89014) filed January 31, 1995 and incorporated by reference.

(d)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated by reference.

(e)	Attached as an Exhibit to this Annual Report
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

DIAMONDHEAD CASINO CORPORATION
DATE: April 15, 2010	/s/ Deborah A. Vitale
By: Deborah A. Vitale, President

/s/ Robert Zimmerman
By: Robert Zimmerman, Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Deborah A. Vitale	April 15, 2010
President and Chairman of the Board

/s/ Gregory A. Harrison	April 15, 2010

Corporate Secretary and Director

/s/ Frank E. Williams, Jr.	April 15, 2010

Director

/s/ Benjamin J. Harrell	April 15, 2010

Director

/s/ Carl D. Stevens	April 15, 2010

Director

/s/ H. Steve Norton	April 15, 2010

Director

/s/ W. Austin Lewis IV	April 15, 2010

Director

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of:
Diamondhead Casino Corporation and Subsidiaries
We have audited the accompanying consolidated balance sheets of Diamondhead Casino Corporation and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamondhead Casino Corporation and Subsidiaries as of December 31, 2009 and 2008, and financial results and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has incurred significant recurring net losses over the past few years. In addition, the Company has discontinued all significant operations, except for its efforts to develop the Diamondhead, Mississippi property. Such efforts may not contribute to the Company’s cash flows in the foreseeable future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence is dependent upon its ability to raise the necessary capital with which to satisfy liabilities, fund future operations and develop the Diamondhead, Mississippi property. Management’s plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Friedman LLP
New York, New York
April 15, 2010

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS

Current assets
Cash	$42,410	$295,968
Prepaid insurance and other current assets	16,154	22,468

Total current assets	58,564	318,436

Property and equipment, less accumulated depreciation of $15,205 in 2009 and 2008	—	—
Land held for development (Note 3)	5,409,913	5,409,913

Deferred financing costs (net of amortization of $11,550 in 2009 and $1,836 in 2008)	27,544	37,258
Other assets	80	26,514

	$5,496,101	$5,792,121

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Note Payable to Director	$—	$55,000
Note Payable — Other	8,538	—
Accounts payable and accrued expenses	269,782	203,884

Total current liabilities	278,320	258,884

Long-Term Debt (net of unamortized discount of $74,242 in 2009 and $23,095 in 2008)	925,758	276,905

Commitments and contingencies (Notes 3 and 7)

Stockholders’ equity (Note 4)
Preferred stock, $.01 par value; shares authorized 5,000,000, outstanding 2,086,000 in 2009 and 2008 (aggregate liquidation preference of $2,519,080 in 2009 and 2008	20,860	20,860
Common stock, $.001 par value; shares authorized 50,000,000, Issued: 36,804,486 in 2009, 36,731,687 in 2008, outstanding: 33,970,045 in 2009, 33,817,701 in 2008	36,805	36,732
Additional paid-in capital	33,631,573	33,544,516
Unearned ESOP shares	(4,151,086)	(4,269,687)
Accumulated Deficit	(25,238,470)	(24,068,430)
Treasury stock, at cost, 50,346 shares	(7,659)	(7,659)

Total stockholders’ equity	4,292,023	5,256,332

	$5,496,101	$5,792,121

See accompanying notes to consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
COSTS AND EXPENSES
Administrative and General	$846,306	$877,781	$925,240
Stock-based Compensation	25,133	2,072,927	—
Depreciation and Amortization (Note 3)	9,714	2,061	965
Other	100,585	169,719	255,887

	981,738	3,122,488	1,182,092

OTHER INCOME (EXPENSE)
Interest Earned on Invested Cash	2,025	4,374	25,941
Interest Expense	(88,727)	(6,460)	—
Other	—	—	664

	(86,702)	(2 ,086)	26,605

NET LOSS	(1,068,440)	(3,124,574)	(1,155,487)

PREFERRED STOCK DIVIDENDS	(101,600)	(103,040)	(107,360)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(1,170,040)	$(3,227,614)	$(1,262,847)

Net loss per common share, basic and diluted	$(.035)	$(.096)	$(.038)

Weighted average number of common shares outstanding	33,905,757	33,689,181	33,376,421

See accompanying notes to consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
Preferred Stock
Balance January 1	$20,860	$21,220	$21,220
Conversion of shares to Common	—	(360)	—

Balance December 31	$20,860	$20,860	$21,220

Common Stock
Balance January 1	$36,732	$36,477	$36,217
Exercise of Stock Options	—	200	241
Issued for Services	20	—	—
Preferred Stock Dividends	53	19	19
Conversion of Preferred	—	36	—

Balance December 31	$36,805	$36,732	$36,477

Additional Paid-In Capital
Balance January 1	$33,544,516	$31,171,566	$30,709,032
ESOP Compensation	(61,925)	4,693	93,784
Exercise of Stock Options	—	199,800	321,409
Shares Issued for Services	13,080	—	—
Stock-based Awards	94,355	2,135,512	—
Conversion Preferred to Common	—	324	—
Preferred Stock Dividends	41,547	32,621	47,341

Balance December 31	$33,631,573	$33,544,516	$31,171,566

Unearned ESOP Shares
Balance January 1	$(4,269,687)	$(4,388,289)	$(4,506,890)
ESOP Compensation	118,601	118,602	118,601

Balance December 31	$(4,151,086)	$(4,269,687)	$(4,388,289)

Accumulated (Deficit)
Balance January 1	$(24,068,430)	$(20,840,816)	$(19,577,969)
Preferred Stock Dividends	(101,600)	(103,040)	(107,360)
Net Loss for Year	(1,068,440)	(3,124,574)	(1,155,487)

Balance December 31	$(25,238,470)	$(24,068,430)	$(20,840,816)

Treasury Stock
Balance January 1	$(7,659)	$(7,659)	$(7,659)

Balance December 31	$(7,659)	$(7,659)	$(7,659)

Total Stockholders Equity	$4,292,023	$5,256,332	$5,992,499

See accompanying notes to consolidated financial statements

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
OPERATING ACTIVITIES
Net loss	$(1,068,440)	$(3,124,574)	$(1,155,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,714	2,061	965
ESOP provision	56,676	123,295	212,385
Write off of long term receivable	26,434	—	—
Issuance of stock-based compensation	25,133	2,072,927	—
Amortization of loan discount	18,075	396	—
(Increase) decrease in:
Other current assets	6,314	(5,418)	(762)
(Decrease) increase in:
Accounts payable and accrued expenses	63,998	(7,550)	1,125
Sales tax settlement liability	—	—	—

Net cash used in operating activities	(862,096)	(938,863)	(941,774)

FINANCING ACTIVITIES
Proceeds from Line of Credit	700,000	300,000	—
Proceeds from short term note	8,538
Proceeds form issuance of Notes payable to Directors	—	205,000	—
Payment of Note payable to Director	(55,000)	(25,000)	—
Proceeds from exercise of options and warrants to purchase common stock	—	75,000	321,650
Payment of preferred stock dividends	(45,000)	(60,000)	(60,000)

Net cash provided by financing activities	608,538	495,000	261,650

Net (decrease) in cash	(253,558)	(443,863)	(680,124)
Cash beginning of year	295,968	739,831	1,419,955

Cash end of year	$42,410	$295,968	$739,831

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
2. Liquidity and Going Concern
The consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred continued losses over the past several years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company incurred a loss applicable to common shareholders of $1,170,040, $3,227,614 and $1,262,847 for the years ending December 31, 2009, 2008 and 2007 respectively and projects continued losses for the foreseeable future.
The Company has generated no operating revenues since it ended its gambling cruise ship operations in 2000 and has had to rely on alternative means to raise capital to meet its financial obligations. In prior years, the Company was able to sustain its cash position and continue to satisfy its ongoing expenses through the sale of common stock formerly held in treasury and receipt of cash from the exercise of options and warrants to purchase common stock. In 2008, the Company entered into two promissory notes with two Directors of the Company yielding proceeds of $205,000, received $75,000 from the exercise of options to purchase 100,000 shares of common stock, and obtained a Line of Credit from an unrelated third party investor in the total amount of $1,000,000 which the company has fully utilized.
At December 31, 2009, the Company had cash on hand totaling $42,410 and current liabilities totaling $278,320. The Company has been able to sustain itself by deferring payment of certain expenses, including compensation of Executive Officers. On March 25, 2010, the Company announced that, pursuant to a Private Placement Memorandum, the details of which are fully described in Note 10 to these consolidated financial statements, it had accepted subscriptions of Units totaling $275,000 from unrelated accredited investors and was able to access those funds inasmuch as the amount exceeded the Minimum Offering. Each Unit consists of an unsecured, convertible promissory note in the principal amount of $25,000 together with a five year Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Promissory Note is convertible into 50,000 shares of common stock of the Company. On March 31, 2010, the Company accepted a subscription for an additional $25,000 from a Director of the Company, Gregory Harrison. The offering of Units will continue until the earlier of: (a) the sale of 30 Units, or (b) April 30, 2010, unless extended without notice by the Company for up to two additional 30 day periods (the “Termination Date”).
The Company intends to use the proceeds from this offering, depending upon the amount raised, to pay certain current liabilities, to pay partial accrued, but unpaid salaries, for general corporate purposes and working capital, and to sustain the Company while it seeks additional financing.
In addition to the above, the Company has taken steps to actively pursue alternatives to raise additional capital, including mortgaging a portion of its Diamondhead property and sale of all or part of that property. The Company

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Liquidity and Going Concern (continued)
is currently in viable discussions with parties from the gaming industry in an effort to form a joint venture to proceed with development of a casino resort.
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
3. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Diamondhead Casino Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Summary of Significant Accounting Policies (continued)
Fair Value Measurements
In the first quarter of 2008, the Company adopted “Fair Value Measurements” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. The standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
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
Level 3: Unobservable input that reflects management’s own assumptions.
In the first quarter of 2009, the Company adopted “Fair Value Measurements” for nonfinancial assets and nonfinancial liabilities, as required.
The Company elected not to adopt the “Fair Value Option for Financial Assets and Financial Liabilities”. The standard provides companies with an option to report selected financial assets and liabilities at fair value. The objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. The adoption of this standard did not have a material effect on the consolidated financial statements as the Company did not elect to report its financial instruments at fair value.
In October 2008, the FASB issued a standard on “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This standard clarifies the application of “Fair Value Measurements” in a market that is not active and provides examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The guidance in this standard was effective immediately and did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which was codified into ASC Section 820-10-65 “Fair Value Measurements and Disclosures — Overall — Transition and Open Effective Date Information.” This amendment provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. A significant decrease in the

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Summary of Significant Accounting Policies (continued)
Fair Value Measurements (continued)
volume or level of activity for the asset or liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly. In that circumstance, further analysis of transactions or quoted prices is needed and an adjustment to the transactions or quoted prices may be necessary to estimate fair value. This amendment became effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this standard for the interim reporting period ending March 31, 2009. There was no material impact on the Company’s consolidated financial position or results of operations upon adoption.
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
The update, which was effective for the first reporting period beginning after issuance, did not have a material effect on the Company’s condensed consolidated financial statements.
The carrying amounts of cash, a notes payable to a Director and others, accounts payable and accrued expenses, approximate fair value due to the short term nature of the instruments. The carrying amount of the fixed interest loan payable approximates the fair value based on level 2 observations as described above. The transaction was entered into in the fourth quarter of 2008 at borrowing rates and on terms then-available to the Company.
Long-Lived Assets
The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. No impairment existed as of December 31, 2009.
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
Income Taxes
Under the asset and liability method of “Accounting for Income Taxes,” deferred tax liabilities and assets are recognized for future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of assets and liabilities. A valuation allowance is recorded to reflect the uncertainty of realization of deferred tax assets.
The Company follows the provisions of “Accounting for Uncertainty in Income Taxes.” The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this standard, an entity may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The standard also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company does not have a liability for unrecognized tax benefits.
The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss (“NOL”) carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOL carry forwards may be utilized in future periods, they remain subject to examination until they expire.
The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2009 and 2008, the Company has no accrued interest or penalties related to uncertain tax positions.
Net Loss per Common Share
Basic earnings/(loss) per share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings/ (loss) per share is calculated by using the weighted average number of common shares outstanding, plus other potentially dilutive securities. Common shares outstanding consist of issued shares, including allocated and committed shares held by the ESOP trust, less shares held in treasury. Dilutive securities included stock purchase options and convertible preferred stock which

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Summary of Significant Accounting Policies (continued)
Net Loss per Common Share(continued)
totaled 3,400,000 for the year ended December 31, 2009, 3,225,000 for the year ended December 31, 2008 and 3,336,000 for the year ended December 31, 2007. The foregoing is excluded from diluted net loss per share as their effect would be antidilutive.
Segment Information
Operating segments are components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
The Company currently operates solely in one segment, development of land, which relates to planned future operations.
Stock Based Compensation
The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 718 “Compensation — Stock Compensation” which requires the measurement and recognition of compensation expense for all share-based payment awards either modified or granted to employees and directors based upon estimated fair values. In June 2009, the Company modified outstanding option grants originally issued in 2004 resulting in a net loss applicable to common stockholders for the year ended December 31, 2009 being $25,133 higher than if the Company had not modified the terms of those option grants. The impact on basic and diluted loss per share for the year ended December 31, 2009 was an increase of $.001 per share. In addition, as a result of a modification to all outstanding option grants originally issued in 2003, net loss applicable to common stockholders for the year ended December 31, 2008 was $2,072,927 higher than if the Company had not modified the terms of those option grants. The impact on basic and diluted loss per share for the year ended December 31, 2008 was an increase of $.062 per share. No share-based payment awards were issued for the year ended December 31, 2007.
In determining the fair value of each option modified, the Black-Scholes option-pricing model, consistent with the provisions of ASC Topic 718, was used. In the case of a modification, the valuation at the modification dates, in excess of the valuation at the original grant date, is expensed.
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
New Accounting Pronouncements
In April 2009, the FASB issued FASB Staff Position (“FSP”) “Interim Disclosures about Fair Value of Financial Instruments.” This standard amends prior requirements concerning disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The standard also amends prior guidance requiring those disclosures in summarized financial information at interim reporting periods. This standard is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this standard for the interim reporting period ending March 31, 2009.
In January 2010, the FASB issued Accounting Standards Update No. 2010-0, “Improving Disclosures about Fair Value Measurements” (the “Update”). The Update provides amendments to FASB Accounting Standards Codification (“ASC”) 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for the Company in 2010 and the disclosures related to Level 3 fair value measurements are effective for us in 2011. The Update requires new disclosures only, and will have no impact on the Company’s consolidated financial position, results of operations, or cash flows.
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
On March 28, 2008, the Vice President of the Company, who had previously loaned the Company $150,000 pursuant to the aforementioned promissory note, exercised an option to purchase 100,000 shares of common stock at an exercise price of $1.25 per share by applying $125,000 of the $150,000 which the Company owed him to exercise the option. The remaining balance on this note was paid in the second quarter of 2008. The remaining balance on the second note in the amount of $55,000 was paid in full on May 1, 2009.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Long-Term Debt
On October 23, 2008, the Company entered into an agreement with an unrelated third party for an unsecured Line of Credit up to a maximum of $1,000,000. The Line of Credit provided for funds to be drawn as needed and carries an interest rate on amounts borrowed of 9% per annum originally payable quarterly based on the prorata number of days outstanding. All funds originally advanced under the facility are due and payable by November 1, 2012. As an inducement to provide the facility, the lender was awarded an immediate option to purchase 50,000 shares of common stock of the Company at $1.75 per share. In addition, the lender has an option to purchase a maximum of 250,000 additional shares of common stock of the Company at $1.75 per share based on the proportion that the amount borrowed bears to the $1,000,000 Line of Credit. The options expire on the earlier of November 1, 2012 or following repayment in full by the Company of the amount borrowed.
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
As of December 31, 2009, the Company had borrowed all of the $1,000,000 available to it under the Line of Credit. In addition, the Company and the lender had verbally agreed that payment of all interest accrued subsequent to June 30, 2009 would be deferred until the date payment in full is due. The lender is now deceased and it is unclear if his estate will honor that verbal agreement. If it is not honored, the Company could be considered to be in default for non-payment of interest due on the note which totaled $43,669 at December 31, 2009.
The Company valued the first option to purchase 50,000 shares of common stock at $39,094 using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero, expected volatility of 69.88%, expected life of 4.02 years and average risk-free interest rate of 1.76%. The value of this option is recorded as deferred financing cost and will be amortized over the expected life of the debt. Deferred financing cost amortization amounted to $9,714 for the year ended December 31, 2009.
While the Lender has not exercised any options pursuant to the Line of Credit Agreement, the Company valued the additional options to purchase 250,000 shares of common stock using the Black-Scholes option pricing model on the date of each draw. The table below summarizes each of the option grants associated with each draw and the weighted average valuation assumptions of the respective grant. These options are recorded as debt discount and amortized to interest expense over the expected life of the loan.

Date	12/08/08	3/17/09	6/08/09
Amount of Draw	$300,000	$300,000	$400,000
Options Granted	75,000	75,000	100,000
Valuation	$23,491	$9,640	$59,582
Dividend Yield	0%	0%	0%
Expected Volatility	64.99%	76.77%	86.47%
Expected Life (Years)	3.90	3.63	3.40
Risk Free Interest Rate	1.357%	1.790%	2.110%

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Long Term Debt (continued)
Amortization of debt discount for the years ended December 31, 2009 and 2008 amounted to $18,075 and $396 respectively.
6. Stockholders’ Equity
At December 31, 2009, 2008 and 2007, the Company had a stock option plan and non-plan options, which are described below.
Non-Plan Stock Options
On June 10, 2009, the Company modified all unexercised options originally issued in 2004 by extending the expiration date three years from the original expiration date. A total of 75,000 options to purchase common shares were affected by the modification.
On February 12, 2008, the Company modified all unexercised options originally issued in 2003 by extending the expiration date five years from the original expiration date. A total of 990,000 options to purchase common shares were affected by the modification.
In March 2008, a Director of the Company exercised an option to purchase 75,000 shares of common stock at an exercise price of $.75 per share. Also in March 2008, a Director and Vice President of the Company exercised an option to purchase 100,000 shares of common stock at $1.25 per share.
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
Stock Option Plan
On December 19, 1988, the Company adopted a stock option plan (the “Plan”) for its officers and management personnel under which options could be granted to purchase up to 1,000,000 shares of the Company’s common stock. Accordingly, the Company reserved 1,000,000 shares for issuance under the Plan. The option price may not be less than 100% of the market value of the shares on the date of the grant. The options expire within ten years from the date of grant. At December 31, 2009, no options from this plan were issued or exercised.
Accounting for Stock Options
A summary of the status of the Company’s fixed Plan and non-plan options as of December 31, 2009, 2008 and 2007, and changes during the years ended on December 31, 2009, 2008 and 2007 is presented below:

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Stockholders’ Equity (continued)
Accounting for Stock Options(continued)

	December 31, 2009		December 31, 2008		December 31, 2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	2,965,000	$1.22	3,040,000	$1.18	3,181,000	$1.17
Granted	175,000	1.75	125,000	1.75	—	—
Exercised	—	—	(200,000)	(1.00)	(141,000)	(.86)
Expired	—	—	—	—	—	—

Outstanding at end of year	3,140,000	$1.25	2,965,000	$1.22	3,040,000	$1.18

Options exercisable at year-end	3,140,000	—	2,965,000	—	3,040,000	—
Weighted-average fair value of options granted during the year		$1.75		$1.75		$—

The following tables, summarizes information about stock options outstanding and exercisable at December 31, 2009 and 2008:
December 31, 2009

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average	Weighted	Number	Weighted-
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	At	Contractual	Exercise	At	Exercise
Prices	12/31/09	Life (Yrs.)	Price	12/31/09	Price
$ .30	750,000	3.19	$.30	750,000	$.30
$ .72 - $ .80	840,000	1.26	.78	840,000	.78
$1.25	600,000	.82	1.25	600,000	1.25
$1.75	300,000	2.84	1.75	300,000	1.75
$2.70	650,000	1.28	2.70	650,000	2.70

	3,140,000			3,140,000

December 31, 2008

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average	Weighted	Number	Weighted-
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	At	Contractual	Exercise	At	Exercise
Prices	12/31/08	Life (Yrs.)	Price	12/31/08	Price
$ .30	750,000	4.19	$.30	750,000	$.30
$ .72 - $ .80	840,000	2.05	.78	840,000	.78
$1.25	600,000	1.82	1.25	600,000	1.25
$1.75	125,000	3.84	1.75	125,000	1.75
$2.70	650,000	2.28	2.70	650,000	2.70

	2,965,000			2,965,000

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
These shares may be redeemed at the option of the Company at $1.08 per share plus $.0108 per share for each quarter that such shares are outstanding. The shares also have a $1.08 per share preference in involuntary liquidation of the Company. At December 31, 2009 and 2008, outstanding Series S preferred stock totaled 926,000 shares. Cumulative dividends in arrears at December 31, 2009 amounted to $7,500. No cumulative dividends were in arrears at December 31, 2008.
On September 13, 1993, the Company issued 900,000 shares of its $.01 par value Series S-NR Voting, Non-Convertible, Non-Redeemable, Preferred Stock to Serco International Limited (a wholly-owned subsidiary of Austroinvest International, Inc.), in exchange for proceeds of $999,000. The Company pays quarterly, non-cumulative dividends of three percent per annum on these shares. Upon involuntary liquidation of the Company, the liquidation preference of each share is $1.11. At December 31, 2009 and 2008, outstanding Series S-NR preferred stock totaled 900,000 shares.
In March 1994, the Company offered, pursuant to Regulation S, one million units at $5.50 per unit, each unit consisting of one share of the Company’s $.001 par value common stock and two shares of the Company’s Series S-PIK Junior, cumulative, convertible, non-redeemable, non-voting $.01 par value preferred stock. Each share of Series S-PIK preferred stock is convertible into one share of the Company’s common voting stock at any time after February 15, 1995. A total of 36,000 shares were converted during 2008 and no shares were converted during 2009. The Series S-PIK preferred stock ranks junior to the Series S and Series S-NR preferred shares as to the distribution of assets upon liquidation, dissolution, or winding up of the Company. Upon liquidation of the Company, the S-PIK preferred stock will have a liquidation preference of $2.00 per share. A cumulative quarterly dividend of $0.04 per share is payable on Series S-PIK preferred stock. At December 31, 2009 and 2008, outstanding Series S-PIK preferred stock totaled 260,000 shares. At December 31, 2009, no dividends payable on Series S-PIK shares were in arrears.
During 2009, the Company paid $31,200 of the total preferred dividends of $101,600 with 40,564 shares of its common stock.
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
Shares are allocated to the participants’ accounts in relation to repayments of the loans from the Company and 79,545 shares were released in each year of the three year periods ending December 31, 2009. At December 31, 2009, 2,784,095 shares with a fair market value of $1,670,457 are unearned. At December 31, 2008, 2,863,640 shares with a fair market value of $1,718,184 were unearned.
The Company recognized net compensation expense equal to the shares allocated multiplied by the current market value of each share less any dividends received by the ESOP on unallocated shares.
Compensation expense related to the ESOP amounted to $56,676 in 2009, $123,295 in 2008 and $212,385 in 2007. The unearned ESOP shares in stockholders’ equity represented deferred compensation expense to be recognized by the Company in future years as additional shares are allocated to participants.
8. Income Taxes
At December 31, 2009, the Company had net operating loss carryforwards for income taxes of approximately $16.2 million, which expire during various periods through 2029. Realization of deferred income taxes as of December 31, 2009 and 2008 is not considered likely. Therefore, a valuation allowance of approximately $5.5 million and $5.0 million has been established for the entire amount of deferred tax assets relative to the net operating loss at December 31, 2009 and 2008 respectively.
9. Commitments and Contingencies
Leases
The Company leases office space in Largo, Florida pursuant to month-to-month lease with The Gentile Group LLC. The Company also leases storage facilities in Madeira Beach, Florida. The Company vacated its office facility in Diamondhead, Mississippi in September 2009. Rental expenses for all facilities totaled $21,737 in 2009, $28,149 in 2008 and $26,735 in 2007.
The Company is not liable for future minimum lease payments.
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
Master Plan
On September 21, 2009, the Company entered into an agreement with EDSA, a landscape architectural firm, to provide a Master Plan and supporting illustrative plan summary booklets at an approximate cost of $41,000. The funds are payable to EDSA in installments as phases in development of the plan are completed. As of December 31, 2009, the Company had paid a total of $19,000 for these services.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Commitments and Contingencies (continued)
Other
The Company has agreements with various unrelated persons and entities that would be entitled to substantial commissions if the Company enters into an agreement relating to the development of its Diamondhead property as a result of their efforts.
10. Subsequent Event
In January 2010, the Company purchased a residential lot located on a canal to the southwest of its property for $65,000 which was paid with 108,000 shares of common stock of the Company. The property, which comprises less than a quarter of an acre, was acquired to permit the Company to control the appearance and approach to the back entrance of its Diamondhead property.
Pursuant to a Private Placement Memorandum dated March 1, 2010, the Company offered Units for sale to a limited number of accredited investors. Each Unit consisted of (a) a 12% interest-bearing, unsecured, convertible Promissory Note in the principal amount of $25,000 convertible into 50,000 shares of common stock, par value $ .001 per share (the “Notes”) and (b) a five-year Warrant to purchase up to 50,000 shares of our common stock, par value, $ .001 per share, at an exercise price of $1.00 per share (the “Warrants”). The Notes will mature on the same date, being two years from the issue date unless accelerated due to the occurrence of an event of default. The Notes are convertible at the option of the Holder at any time and, at the option of the Borrower, after 180 days or, alternatively, after the price of the Common Stock of the Borrower is at or above One Dollar ($1.00) per share for thirty (30) consecutive business days prior to the date of written notice to the Holder. Interest on the Notes is payable semi-annually at a rate of twelve percent (12%) per annum. The determination as to whether interest shall be paid in cash or Common Stock shall be at the sole option of the Company.
The offering is being conducted contingent on a minimum sale of 10 Units or $250,000 (the “Minimum Offering”). The Company may sell up to a maximum of an additional 20 Units, for a maximum offering of $750,000 (the “Maximum Offering”). The Company intends to offer the securities to accredited or institutional investors through its officers and directors in those jurisdictions where sales by such persons are permitted by law. No commission or other remuneration will be paid to any officer or director of the Company in connection with any sale of these securities.
The offering of Units will terminate upon the earlier of: (a) the sale of 30 Units, or (b) April 30, 2010, unless extended without notice by the Company for up to two additional 30 day periods (the “Termination Date”). The minimum subscription is one Unit or $25,000, although the Company reserves the right to accept a limited number of subscriptions for a fraction of a Unit.
On March 25, 2010, the Company announced that it had accepted subscriptions totaling $275,000 and was able to access those funds inasmuch as the amount exceeded the Minimum Offering.
The Company intends to use the proceeds from this offering, depending upon the amount raised, to pay certain current liabilities, to pay partial accrued, but unpaid salaries, for general corporate purposes and working capital, and to sustain the Company while it seeks additional financing.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Supplemental Cash Flow Information
Supplemental cash flow information is as follows:

	2009	2008	2007
Interest paid:
Cash paid for interest	$29,924	$3,041	$—

Stock issued to satisfy Note payable to Director	$—	$125,000	$—

Stock issued to satisfy accounts payable	$13,100	$—	$—

Preferred stock dividends paid with shares of common stock	$41,600	$32,640	$47,360

12. Quarterly Financial Data (Unaudited)

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
2009
Costs and Expenses	$238,307	$282,764	$263,780	$196,887	$981,738
Other Income and (Expense), Net	(9,645)	(18,961)	(28,689)	(29,407)	(86,702)
Net (Loss)	(247,952)	(301,725)	(292,469)	(226,294)	(1,068,440)
Loss per Share	(.008)	(.010)	(.009)	(.007)	(.035)

2008
Costs and Expenses	$2,330,504	$282,636	$239,236	$270,112	$3,122,488
Other Income and (Expense), Net	1,933	(339)	(903)	(2,777)	(2,086)
Net (Loss)	(2,328,571)	(282,975)	(240,139)	(272,889)	(3,124,574)
Loss per Share	(.070)	(.009)	(.008)	(.009)	(.096)

2007
Costs and Expenses	$321,634	$318,405	$279,840	$262,213	$1,182,092
Other Income and (Expense), Net	8,123	7,391	6,033	5,058	26,605
Net (Loss)	(313,511)	(311,014)	(273,807)	(257,155)	(1,155,487)
Loss per Share	(.010)	(.010)	(.009)	(.009)	(.038)