Form 10-Q
period 2010-03-31
DIAMONDHEAD CASINO CORP
filed 2010-05-14
CIK 844887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of shares outstanding as of May 1, 2010: 34,129,222.

i

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Three Months Ended
	March 31
	2010	2009
Costs and Expenses:
General and Administrative	$162,637	$216,738
Other	31,336	21,569

	$193,973	$238,307

Other Income (Expense)
Amortization of debt discount	(306,460)	(1,594)
Interest Earned On Invested Cash	55	937
Interest Expense	(22,956)	(8,988)

	(329,361)	(9,645)

Net Loss	(523,334)	(247,952)
Preferred Stock Dividends	(25,400)	(25,400)

Net Loss Applicable to Common Stockholders	$(548,734)	$(273,352)

Net Loss per Common Share Applicable to Common Stockholders Basic and Diluted	$(.016)	$(.008)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	34,061,280	33,845,820

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2010	December 31, 2009

ASSETS
Current Assets:
Cash	$217,570	$42,410
Other Current Assets	11,208	16,154

Total Current Assets	228,778	58,564

Land Held for Development	5,476,097	5,409,913
Deferred Financing Costs (net of accumulated amortization of $13,945 at March 31, 2010 and $11,550 at December 31, 2009)	25,149	27,544
Other	80	80

Total Assets	$5,730,104	$5,496,101

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Note Payable	$5,692	$8,538
Accounts Payable and Accrued Expenses	353,420	269,782

Total Current Liabilities	359,112	278,320

Long-Term Debt (net of unamortized discount of $67,782 at March 31, 2010 and $74,242 at December 31, 2009)	1,232,218	925,758

Contingencies

Stockholders’ Equity:
Preferred Stock: $.01 par value; shares authorized: 5,000,000, outstanding: 2,086,000 at March 31, 2010 and December 31, 2009; (aggregate liquidation preference $2,519,080 at March 31, 2010 and December 31, 2009)	20,860	20,860
Common Stock: $.001 par value; shares authorized: 50,000,000, issued: 36,931,395 at March 31, 2010 and 36,804,486 at December 31, 2009, outstanding: 34,116,841 at March 31, 2010 and 33,970,045 at December 31, 2009	36,931	36,805
Additional Paid-In-Capital	33,997,282	33,631,573
Unearned ESOP Shares	(4,121,436)	(4,151,086)
Accumulated Deficit	(25,787,204)	(25,238,470)
Treasury Stock, at Cost, 50,346 Shares	(7,659)	(7,659)

Total Stockholders’ Equity	4,138,774	4,292,023

Total Liabilities and Stockholder’s Equity	$5,730,104	$5,496,101

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2010	2009
Operating Activities:
Net Loss	$(523,334)	$(247,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	2,395	2,395
Release of ESOP Shares	20,086	9,944
Amortization of debt discount	306,460	1,594

Decrease in:
Other Current Assets	4,945	9,764

Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	83,638	(2,673)

Net cash used in Operating Activities	(105,810)	(226,928)

Investing Activities:
Purchase of Land Held for Development	(1,184)	—

Net cash used in Investing Activities	(1,184)	—

Financing Activities:
Proceeds from Line of Credit	—	300,000
Proceeds from Private Placement	300,000	—
Repayment on Note payable	(2,846)	—
Payment of Preferred Stock dividends	(15,000)	(15,000)

Net cash provided by Financing Activities	282,154	285,000

Net increase in cash	175,160	58,072

Cash beginning of period	42,410	295,968

Cash end of period	$217,570	$354,040

Non-cash Investing and Financing Activities:
Purchase of Land with 108,000 shares of common stock	$65,000	$—

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation
These condensed consolidated financial statements contain unaudited information as of March 31, 2010 and for the three month period ended March 31, 2010 and 2009. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with our audited consolidated financial statements and the related notes thereto. The financial information as of December 31, 2009 is derived from our 2009 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2009 Annual Report on Form 10-K. The financial results for the interim period presented, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.
Note 2. Going Concern
The condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses over the past several years, has no operations, generates no revenues, and as reflected in the accompanying condensed consolidated financial statements, incurred a loss applicable to common stockholders of $548,734 for the three months ended March 31, 2010. Our auditors have expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report on our consolidated financial statements included with the Annual Report on Form 10-K for the year ended December 31, 2009.
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
The Company had been dependent over the past two years on raising cash to meet its on-going costs and expenses through the sale of its equity securities. However, on October 23, 2008, the Company secured a $1,000,000 Line of Credit from an unrelated third party, the terms of which are more fully discussed in Note 7 to these condensed consolidated financial statements. By the end of 2009, the Company had expended almost all funds available to it under the Line of Credit.
On March 25, 2010, as discussed in Note 7, the Company announced that pursuant to a Private Placement Memorandum, it had accepted subscriptions of Units totaling $275,000 from unrelated accredited investors and was able to access those funds inasmuch as the amount exceeded the Minimum Offering. Each Unit consists of an unsecured, convertible promissory note in the principal amount of $25,000 together with a five year Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of

$1.00 per share. The Promissory Note is convertible into 50,000 shares of common stock of the Company immediately upon issuance at the option of the investor. Interest on the notes is payable either in cash or common stock at the option of the Company. On March 31, 2010, the Company accepted a subscription for an additional $25,000 from a Director of the Company, Gregory Harrison. In April 2010, the Company accepted additional subscriptions from unrelated accredited investors totaling $125,000. The offering of Units will continue until the earlier of: (a) the sale of 30 Units, or (b) April 30, 2010, unless extended without notice by the Company for up to two additional 30 day periods (the “Termination Date”). The Company has extended the offering period through May 30, 2010.
The Company intends to use the proceeds from this offering, depending upon the amount raised, to pay certain current liabilities, to pay partial accrued, but unpaid salaries, for general corporate purposes and working capital, and to sustain the Company while it seeks additional financing. In addition to the above, the Company has taken steps to actively pursue alternatives to raise additional capital, including mortgaging a portion of its Diamondhead property and possible sale of all or part of that property.
As of March 31, 2010, the Company does not have the financial resources to develop its proposed casino resort. There can be no assurance that the Company can successfully develop its Diamondhead, Mississippi property, and in the event that the Company is unsuccessful in raising sufficient cash or finding alternative means to meet its future obligations, it could have a significant adverse impact on the Company’s ability to continue as a going concern and ultimately develop the property.
Note 3. Net Loss per Common Share
Net loss per common share applicable to common stockholders is based on the net loss applicable to common stockholders divided by the weighted average number of common shares outstanding during each period. Common shares outstanding consist of issued shares, including allocated and committed shares held by the ESOP trust, less shares held in treasury.
Basic net loss per share applicable to common stockholders is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is calculated by using the weighted average number of common shares outstanding plus other potentially dilutive securities. As of March 31, 2010 and 2009, potentially dilutive securities included 4,075,000 and 3,300,000 respectively of potential, additional common shares. The foregoing, potentially dilutive securities are excluded from diluted net loss per share applicable to common stockholders as their effect would be antidilutive. The table below summarizes the components of potentially dilutive securities at March 31, 2010 and 2009.

Description	March 31, 2010	March 31, 2009

Convertible Preferred Stock	260,000	260,000
Options to Purchase Common Shares	2,615,000	3,040,000
Private Placement Warrants	600,000	—
Convertible Promissory Notes	600,000	—

Total	4,075,000	3,300,000

The table below summarizes the outstanding common shares.

	March 31,	December 31,
	2010	2009
Common Shares outstanding includes:
Issued Shares	36,931,395	36,804,486
Less: Treasury Shares	(50,346)	(50,346)
Unallocated, uncommitted ESOP Shares	(2,764,208)	(2,784,095)

Outstanding Shares	34,116,841	33,970,045

Note 4. Recent Accounting Pronouncements.
In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-0, “Improving Disclosures about Fair Value Measurements” (the “Update”). The Update provides amendments to FASB Accounting Standards Codification (“ASC”) 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for the Company in 2010 and the disclosures related to Level 3 fair value measurements are effective for us in 2011. The Update requires new disclosures only, and will have no impact on the Company’s consolidated financial position, results of operations, or cash flows.
In April 2010, the FASB issued ASU 2010-16, “Accruals for Casino Jackpot Liabilities.” The Update standardizes the accounting for both base and progressive jackpots that generate revenue from gaming activities. These entities should not accrue jackpot liabilities before a jackpot is won and charged to revenue when the jackpot is actually won. This standard is effective for periods beginning on or after December 31, 2010. The Update is not expected to have an impact on the Company’s consolidated financial statements.
Note 5. Fair Value
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
The carrying amounts of cash, a note payable, accounts payable and accrued expenses approximate fair value due to the short term nature of the instruments. The carrying amount of the fixed interest loan payable approximates the fair value based on Level 2 observations as described above. The Line of Credit was entered into in the fourth quarter of 2008 at borrowing rates and on terms then-available to the Company. The fair value of the convertible notes is discussed in Note 7.

Note 6. Impairment of Long-Lived Assets
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
The Diamondhead, Mississippi property was last appraised in August 2003 at a value of $108,900,000. The appraisal was subject to certain material assumptions and was predicated on the site being fully permitted and zoned as a legally permissible, water-based casino site. In addition, the Company rejected an offer to purchase the entire 404 acre site for $100 million in July 2007 as not being in the best interest of the shareholders. Management of the Company stays informed of property values in close proximity to the Company’s Diamondhead, Mississippi property and based on Level 2 observations as described in ASC Topic 820, “Fair Value Measurements and Disclosures,” the fair value of the land held for development exceeds the carrying value of $5.4 million and, therefore, no impairment exists at March 31, 2010.
Note 7. Long Term Debt
Convertible Notes and Warrants
On March 25, 2010, the Company announced that, pursuant to a Private Placement Memorandum, it had accepted subscriptions of Units totaling $275,000 from unrelated accredited investors and was able to access those funds inasmuch as the amount exceeded the Minimum Offering as described in the Memorandum. Each Unit consists of an unsecured, convertible, two year 12% promissory note in the principal amount of $25,000 together with a five year Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The promissory notes are immediately convertible at the option of the investor into 50,000 shares of common stock of the Company. Interest on the notes is payable in either cash or common stock at the option of the Company. On March 31, 2010, the Company accepted a subscription for an additional $25,000 from a Director of the Company, Gregory Harrison. The offering of Units will continue until the earlier of: (a) the sale of 30 Units, or (b) April 30, 2010, unless extended without notice by the Company for up to two additional 30 day periods (the “Termination Date”). The Company has extended the offering period through May 30, 2010.
The Company valued the warrants at $449,800 using the Black Scholes option pricing model. In addition, the Company is required to determine if a beneficial conversion feature is present for the convertible notes issued under ASC 470-20 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” using the intrinsic value in the convertible notes adjusted for amounts allocated to the warrant valuation. The intrinsic value of the convertible notes amounted to $628,000 based on the fair market value of common stock on the date of issuance.
Since the combined value of the warrants ($449,800) plus the intrinsic value of the convertible notes ($628,000) exceeds the fair value of the proceeds received from the sale of the Units ($300,000), the Company is limited to the amount of the proceeds when recording the beneficial conversion feature as debt discount. Using a pro rata contribution, the Company allocated the proceeds first to the warrant valuation in the amount of $125,100 and the remainder to the beneficial conversion feature in the amount of $174,900. The Company immediately amortized the debt discount of $300,000 for the three months ended March 31, 2010 since the debt is immediately convertible.

Line of Credit
On October 23, 2008, the Company entered into an agreement with an unrelated third party for an unsecured Line of Credit up to a maximum of $1,000,000. The Line of Credit provided for funds to be drawn as needed and carries an interest rate on amounts borrowed of 9% per annum originally payable quarterly based on the pro rata number of days outstanding. All funds originally advanced under the facility are due and payable by November 1, 2012. As an inducement to provide the facility, the lender was awarded an immediate option to purchase 50,000 shares of common stock of the Company at $1.75 per share. In addition, the lender has an option to purchase a maximum of 250,000 additional shares of common stock of the Company at $1.75 per share based on the proportion that the amount borrowed bears to the $1,000,000 Line of Credit. The options expire on the earlier of November 1, 2012 or following repayment in full by the Company of the amount borrowed.
The Company incurred finders’ fees in obtaining the facility, including a fee paid to an unrelated party in January 2009, by issuing 20,000 shares of common stock then-valued at $13,100. In addition, under the terms of an agreement with the Company, a Director and Vice President of the Company received 6% of the amount of funds borrowed under the facility for his efforts in securing the Line of Credit. A total of $20,000 was paid to him in 2008 and an additional $40,000 was paid to him in 2009.
As of December 31, 2009, the Company had borrowed all of the $1,000,000 available to it under the Line of Credit. In addition, the Company and the lender had verbally agreed that payment of all interest accrued subsequent to June 30, 2009 would be deferred until the date payment in full is due. The lender is now deceased and it is unclear if his estate will honor that verbal agreement. If it is not honored, the Company could be considered to be in default for non-payment of interest due on the note which totaled $65,860 at March 31, 2010.
The Company valued the first option to purchase 50,000 shares of common stock at $39,094 using the Black-Scholes option pricing model. The value of this option is recorded as deferred financing cost and will be amortized over the expected life of the debt. Deferred financing cost amortization amounted to $2,395 for the three month periods ending March 31, 2010 and 2009, respectively.
While the Lender has not exercised any options pursuant to the Line of Credit Agreement, the Company valued the additional options to purchase 250,000 shares of common stock using the Black-Scholes option pricing model on the date of each draw. The table below summarizes each of the option grants associated with each draw and the weighted average valuation assumptions of the respective grant. These options are recorded as debt discount and amortized over the expected life of the loan.

Date	12/08/08	3/17/09	6/08/09
Amount of Draw	$300,000	$300,000	$400,000
Options Granted	75,000	75,000	100,000
Valuation	$23,491	$9,640	$59,582
Dividend Yield	0%	0%	0%
Expected Volatility	64.99%	76.77%	86.47%
Expected Life (Years)	3.90	3.63	3.40
Risk Free Interest Rate	1.357%	1.790%	2.110%
Amortization of debt discount applicable to this loan amounted to $6,460 and $1,594 for the three month periods ended March 31, 2010 and 2009.

The table below summarizes the Company’s long-term debt at March 31, 2010:

		Unamortized Debt	Net
Loan Facility	Gross Amount Owed	Discount	Long-Term Debt

Line of Credit	$1,000,000	$67,782	$932,218
Private Placement	300,000	—	300,000

Totals	$1,300,000	$67,782	$1,232,218

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
Note 8. Contingencies
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
Master Plan
On September 21, 2009, the Company entered into an agreement with EDSA, a landscape architectural firm, to provide a Master Plan and supporting illustrative plan summary booklets at an approximate cost of $41,000. The funds are payable to EDSA in installments as phases in development of the plan are completed. As of March 31, 2010, the Company had paid a total of $19,000 for these services.
Other
The Company has agreements with various unrelated persons and entities that would be entitled to substantial commissions if the Company enters into an agreement relating to the development of its Diamondhead property as a result of their efforts.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS
This section should be read together with the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as well as the condensed consolidated financial statements for the three months ended March 31, 2010 and accompanying notes included elsewhere in this document.
Overview
The Company’s current priority is the development of a casino resort on its 404-acre property located on Bay St. Louis in Diamondhead, Mississippi. The Company’s management, financial resources and assets will be devoted towards the development of this property. There can be no assurance that the property can be developed or, that if developed, the project will be successful.
Liquidity
The Company has incurred continued losses over the past several years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company incurred losses applicable to common shareholders of $548,734 and $273,352 for the three month periods ending March 31, 2010 and 2009 respectively and expects continued losses for the foreseeable future.
The Company has generated no operating revenues since it ended its gambling cruise ship operations in 2000 and has had to rely on alternative means to raise capital to meet its financial obligations. In prior years, the Company was able to sustain its cash position and continue to satisfy its ongoing expenses through the sale of common stock formerly held in treasury and receipt of cash from the exercise of options and warrants to purchase common stock. In October 2008, the Company obtained a Line of Credit from an unrelated third party in the total amount of $1,000,000 which the company has fully utilized.

At December 31, 2009, the Company had cash on hand totaling $42,410 and current liabilities totaling $278,320. The Company was able to continue to operate by deferring salaries and paying only those expenses required to remain operational.
In March 2010, in order to obtain funds to sustain itself the Company engaged in a Private Placement of securities by offering Units for sale to a limited number of accredited investors. Each Unit consists of an unsecured, convertible 12% promissory note in the principal amount of $25,000 together with a five year Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Promissory Note is immediately convertible at the option of the investor into 50,000 shares of common stock of the Company. Interest on the notes is payable in either cash or common stock at the option of the Company. The Offering is being conducted contingent on the sale of a minimum of ten Units or $250,000 (“the Minimum Offering”) and up to a maximum of 30 Units, for a maximum offering of $750,000 (the “Maximum Offering.”) At the time of this filing, the Company has received in excess of the minimum offering amount and, pursuant to the use of proceeds, has paid partial, previously-deferred salaries. The Offering terminates upon the earlier of the sale of 30 Units or April 30, 2010 unless extended by the Company, without notice, for up to two additional thirty day periods. The Company has extended the offering period through May 30, 2010.
The Company raised $300,000 from the sale of subscriptions during the first quarter of 2010 and raised an additional $125,000 from the sale of subscriptions in April of 2010.
The Company is currently discussing possible development of all or part of the Diamondhead property with interested parties and is exploring opportunities for financing required to develop the property and meet the Company’s current liquidity needs.
The Company has obligations to pay the aforementioned $1 million Line of Credit on November 1, 2012 and $300,000 of convertible notes in March 2012.
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
Master Plan
On September 21, 2009, the Company entered into an agreement with EDSA, a landscape architectural firm, to provide a Master Plan and supporting illustrative plan summary booklets at an approximate cost of $41,000. The funds are payable to EDSA in installments as phases in development of the plan are completed. As of March 31, 2010, the Company had paid a total of $19,000 for these services.
Other
The Company has agreements with unrelated persons and entities that would be entitled to substantial commissions if the Company enters into a financial agreement relating to the development of its Diamondhead property as a result of their efforts.
Critical Accounting Policies:
Impairment of Long-Lived Assets
In accordance with generally accepted accounting principles, the Company currently carries the Diamondhead, Mississippi property on its balance sheet at cost in the amount of $5,476,097 and has reviewed this carrying value for impairment. In the opinion of management, the carrying value is not in excess of the estimated market value of the property or the anticipated cash flows to be generated from the property.
The Diamondhead, Mississippi property was last appraised in 2003 at $108,900,000. The appraisal was subject to certain material assumptions and was predicated on the site being fully permitted and zoned as a legally permissible, water-based casino site. In addition, the Company rejected an offer to purchase the entire 404 acre site for $100 million in July 2007 as not being in the best interest of the shareholders. Management of the Company stays informed of property values in close proximity to the Company’s Diamondhead, Mississippi property and based on Level 2 observations as described in ASC Topic 820, “Fair Value Measurements and Disclosures,” the fair value of the land held for development exceeds the carrying value of $5.4 million and, therefore, no impairment exists at March 31, 2010.
Management believes that use of the property as a gaming site represents the highest and best use of the property and provides for the greatest potential for shareholder value. In the event the Company was unable to obtain all of the permits required to develop a casino resort, the property could be used for other commercial or residential purposes.
Fair Value
In the first quarter of 2008, the Company adopted ASC 820-10-65 “Fair Value Measurements—Overall—Transition and Open Effective Date Information” for its financial assets and liabilities. This section defines fair value, provides guidance for measuring fair value and requires certain disclosures. This section does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The section utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
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
Convertible Notes and Warrants
On March 25, 2010, the Company announced that, pursuant to a Private Placement Memorandum, it had accepted subscriptions of Units totaling $275,000 from unrelated accredited investors and was able to access those funds inasmuch as the amount exceeded the Minimum Offering as described in the Memorandum. Each Unit consists of an unsecured, convertible, two year 12% promissory note in the principal amount of $25,000 together with a five year Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The promissory notes are immediately convertible at the option of the investor into 50,000 shares of common stock of the Company. Interest on the notes is payable in either cash or common stock at the option of the Company. On March 31, 2010, the Company accepted a subscription for an additional $25,000 from a Director of the Company, Gregory Harrison. The offering of Units will continue until the earlier of: (a) the sale of 30 Units, or (b) April 30, 2010, unless extended without notice by the Company for up to two additional 30 day periods (the “Termination Date”). The Company has extended the offering period through May 30, 2010.
The Company valued the warrants at $449,800 using the Black Scholes option pricing model. In addition, the Company is required to determine if a beneficial conversion feature is present for the convertible notes issued under ASC 470-20 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” using the intrinsic value in the convertible notes adjusted for amounts allocated to the warrant valuation. The intrinsic value of the convertible notes amounted to $628,000 based on the fair market value of common stock on the date of issuance.

Since the combined value of the warrants ($449,800) plus the intrinsic value of the convertible notes ($628,000) exceeds the fair value of the proceeds received from the sale of the Units ($300,000), the Company is limited to the amount of the proceeds when recording the beneficial conversion feature as debt discount. Using a pro rata contribution, the Company allocated the proceeds first to the warrant valuation in the amount of $125,100 and the remainder to the beneficial conversion feature in the amount of $174,900. The Company immediately amortized the debt discount of $300,000 for the three months ended March 31, 2010 since the debt is immediately convertible.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
The Company currently is not subject to any trading or non-trading market risk-sensitive instruments. The note payable and the long-term debt listed on the Company’s balance sheet are at fixed interest rates and, therefore, are not market risk-sensitive.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
In connection with the preparation of this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2010.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Company incurs ongoing expenses, but has no current revenue and no revenue stream with which to pay ongoing expenses. The Company will not have any revenue stream unless the Company is able to successfully develop its Diamondhead property, obtain funds prior to development of the property, or generate cash from the sale of parts or all of the property. The Company’s inability to raise cash to pay its expenses in the future could adversely affect its ability to continue in the future. Current economic conditions in the casino industry, as well as tight credit markets in general, could adversely affect the Company’s ability to obtain reasonable financing for development of the Diamondhead property. As of the date of this report, in lieu of any additional source of capital, management believes that the Company will essentially exhaust all cash resources currently available to it prior to December 31, 2010. In addition, our auditors have expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report included in our annual report on Form 10-K for the year ended December 31, 2009. The market price of the Company’s common stock may be highly volatile. Announcements by the Company and its competitors may lead to wide swings in the market price of the common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 30, 2010 the registrant filed a Form 8-K with the Securities and Exchange Commission notifying them of the sale of Units and use of proceeds pursuant to a Private Placement Memorandum dated March 1, 2010, which is incorporated herein by reference.
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

DIAMONDHEAD CASINO CORPORATION
DATE: May 14, 2010	/s/ Deborah A. Vitale
By: Deborah A. Vitale
Chief Executive Officer

/s/ Robert L. Zimmerman
By: Robert L. Zimmerman
Chief Financial Officer