Form 10-Q
period 2010-06-30
DIAMONDHEAD CASINO CORP
filed 2010-08-10
CIK 844887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of shares outstanding as of August 4, 2010: 34,166,736.

i

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Three Months Ended June 30
	2010	2009
Costs and Expenses:
General and Administrative	$212,974	$229,103
Stock-based Compensation	—	25,133
Other	22,983	28,528

	$235,957	$282,764

Other Income (Expense)
Amortization of debt discount	(181,532)	(3,267)
Interest Earned On Invested Cash	319	444
Interest Expense	(35,172)	(16,138)

	(216,385)	(18,961)

Net Loss	(452,342)	(301,725)
Preferred Stock Dividends	(25,400)	(25,400)

Net Loss Applicable to Common Stockholders	$(477,742)	$(327,125)

Net Loss per Common Share Applicable to Common Stockholders Basic and Diluted	$(.014)	$(.010)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	34,131,724	33,897,252

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Six Months Ended
	June 30
	2010	2009
Costs and Expenses:
General and Administrative	$375,611	$445,841
Stock-based Compensation	—	25,133
Other	54,319	50,097

	$429,930	$521,071

Other Income (Expense)
Amortization of debt discount	(487,992)	(4,861)
Interest Earned On Invested Cash	374	1,381
Interest Expense	(58,128)	(25,126)

	(545,746)	(28,606)

Net Loss	(975,676)	(549,677)
Preferred Stock Dividends	(50,800)	(50,800)

Net Loss Applicable to Common Stockholders	$(1,026,476)	$(600,477)

Net Loss per Common Share Applicable to Common Stockholders Basic and Diluted	$(.030)	$(.018)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	34,096,502	33,871,536

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash	$76,145	$42,410
Other Current Assets	12,167	16,154

Total Current Assets	88,312	58,564

Land Held for Development	5,476,097	5,409,913
Deferred Financing Costs (net of accumulated amortization of $16,367 at June 30, 2010 and $11,550 at December 31, 2009)	22,727	27,544
Other	80	80

Total Assets	$5,587,216	$5,496,101

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Note Payable	$—	$8,538
Accounts Payable and Accrued Expenses	304,900	269,782

Total Current Liabilities	304,900	278,320

Long-Term Debt (net of unamortized discount of $61,250 at June 30, 2010 and $74,242 at December 31, 2009)	1,413,750	925,758

Contingencies

Stockholders’ Equity:
Preferred Stock: $.01 par value; shares authorized: 5,000,000, outstanding: 2,086,000 at June 30, 2010 and December 31, 2009; (aggregate liquidation preference $2,519,080 at June 30, 2010 and December 31, 2009)	20,860	20,860
Common Stock: $.001 par value; shares authorized: 50,000,000, issued: 36,961,404 at June 30, 2010 and 36,804,486 at December 31, 2009, outstanding: 34,166,736 at June 30, 2010 and 33,970,045 at December 31, 2009	36,961	36,805
Additional Paid-In-Capital	34,175,136	33,631,573
Unearned ESOP Shares	(4,091,786)	(4,151,086)
Accumulated Deficit	(26,264,946)	(25,238,470)
Treasury Stock, at Cost, 50,346 Shares	(7,659)	(7,659)

Total Stockholders’ Equity	3,868,566	4,292,023

Total Liabilities and Stockholder’s Equity	$5,587,216	$5,496,101

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
	2010	2009
Operating Activities:
Net Loss	$(975,676)	$(549,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	4,817	4,817
Issuance of stock-based compensation	—	25,133
Release of ESOP Shares	31,819	26,847
Amortization of debt discount	487,992	4,861

Decrease in:
Other Current Assets	3,987	12,559

Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	30,518	(35,203)

Net cash used in Operating Activities	(416,543)	(510,663)

Investing Activities:
Purchase of Land Held for Development	(1,184)	—

Net cash used in Investing Activities	(1,184)	—

Financing Activities:
Proceeds from Line of Credit	—	700,000
Proceeds from Private Placement	475,000	—
Payment of Note payable to Director	—	(55,000)
Payment on Note payable	(8,538)	—
Payment of Preferred Stock dividends	(15,000)	(30,000)

Net cash provided by Financing Activities	451,462	615,000

Net increase in cash	33,735	104,337

Cash beginning of period	42,410	295,968

Cash end of period	$76,145	$400,305

Non-cash Investing and Financing Activities:
Purchase of Land with 108,000 shares of common stock	$65,000	$—

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation
These condensed consolidated financial statements contain unaudited information as of June 30, 2010 and for the three and six month periods ended June 30, 2010 and 2009. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with our audited consolidated financial statements and the related notes thereto. The financial information as of December 31, 2009 is derived from our 2009 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2009 Annual Report on Form 10-K. The financial results for the interim period presented, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.
Note 2. Going Concern
The condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses over the past several years, has no operations, generates no revenues, and as reflected in the accompanying condensed consolidated financial statements, incurred a loss applicable to common stockholders of $1,026,476 for the six months ended June 30, 2010. Our auditors have expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report on our consolidated financial statements included with the Annual Report on Form 10-K for the year ended December 31, 2009.
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
In an effort to raise capital to continue to pay on-going costs and expenses, the Company has borrowed funds from various sources over the past two years. In October 2008, the Company secured a $1,000,000 Line of Credit from an unrelated third party, the terms of which are more fully discussed in Note 7 to these condensed consolidated financial statements. However, by the end of 2009, the Company had expended almost all funds available to it under that Line of Credit.
On March 25, 2010, as discussed in Note 7, the Company announced that, pursuant to a Private Placement Memorandum, it had accepted subscriptions of Units totaling $275,000 from unrelated accredited investors and was able to access those funds inasmuch as the amount exceeded the Minimum Offering. Each Unit consists of an unsecured, convertible promissory note in the principal amount of $25,000 together with a five year Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Promissory Note is convertible into 50,000 shares of common stock of the Company immediately upon issuance at the option of the investor. Interest on the notes is payable either in cash or common stock at the option of the Company. On March 31, 2010, the Company accepted a subscription for an additional $25,000 from a Director of the Company, Gregory Harrison. In April and May of 2010, the Company accepted additional subscriptions from unrelated accredited investors totaling $175,000. The offering of the Units, under the terms of the subscription, expired on June 29, 2010.
The Company has used the proceeds from this offering to pay certain current liabilities, to pay partial accrued, but unpaid salaries, for general corporate purposes and to sustain the Company while it seeks additional financing. In addition to the above, the Company has taken steps to actively pursue alternatives to raise additional capital, including mortgaging a portion of its Diamondhead property and possible sale of all or part of that property. However, as of June 30, 2010, the Company had current liabilities totaling $304,900 and only $76,145 of cash on hand.
Pursuant to the Line of Credit Agreement, the unsecured $1 million advanced is due on November 1, 2012 and the $475,000 of convertible notes are due during the period beginning March 2012 through May 2012.
As of June 30, 2010, the Company does not have the financial resources to develop its proposed casino resort. There can be no assurance that the Company can successfully develop its Diamondhead, Mississippi property, and in the event that the Company is unsuccessful in raising sufficient cash or finding alternative means to meet its future obligations, it could have a significant adverse impact on the Company’s ability to continue as a going concern and ultimately develop the property.
Note 3. Net Loss per Common Share
Net loss per common share applicable to common stockholders is based on the net loss applicable to common stockholders divided by the weighted average number of common shares outstanding during each period. Common shares outstanding consist of issued shares, including allocated and committed shares held by the ESOP trust, less shares held in treasury.
Basic net loss per share applicable to common stockholders is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is calculated by using the weighted average number of common shares outstanding plus other potentially dilutive securities. As of June 30, 2010 and 2009, potentially dilutive securities included 4,775,000 and 3,400,000 respectively of potential, additional common shares. The foregoing, potentially dilutive securities are excluded from diluted net loss per share applicable to common stockholders as their effect would be antidilutive. The table below summarizes the components of potentially dilutive securities at June 30, 2010 and 2009.

Description	June 30, 2010	June 30, 2009
Convertible Preferred Stock	260,000	260,000
Options to Purchase Common Shares	2,615,000	3,140,000
Private Placement Warrants	950,000	—
Convertible Promissory Notes	950,000	—

Total	4,775,000	3,400,000

The table below summarizes the outstanding common shares.

	June 30,	December 31,
	2010	2009
Common Shares outstanding includes:
Issued Shares	36,961,404	36,804,486
Less: Treasury Shares	(50,346)	(50,346)
Unallocated, uncommitted ESOP Shares	(2,744,322)	(2,784,095)

Outstanding Shares	34,166,736	33,970,045

Note 4. Recent Accounting Pronouncements.
The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.
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
The Diamondhead, Mississippi property was last appraised in August 2003 at a value of $108,900,000. The appraisal was subject to certain material assumptions and was predicated on the site being fully permitted and zoned as a legally permissible, water-based casino site. In addition, the Company rejected an offer to purchase the entire 404 acre site for $100 million in July 2007 as not being in the best interest of the shareholders. Management of the Company stays informed of property values in close proximity to the Company’s Diamondhead, Mississippi property and based on Level 2 observations as described in ASC Topic 820, “Fair Value Measurements and Disclosures,” the fair value of the land held for development exceeds the carrying value of $5.5 million and, therefore, no impairment exists at June 30, 2010.
Note 7. Long Term Debt
Convertible Notes and Warrants
On March 25, 2010, the Company announced that, pursuant to a Private Placement Memorandum, it had accepted subscriptions of Units totaling $275,000 from unrelated accredited investors and was able to access those funds inasmuch as the amount exceeded the Minimum Offering as described in the Memorandum. Each Unit consists of an unsecured, convertible, two year 12% promissory note in the principal amount of $25,000 together with a five year Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The promissory notes are immediately convertible at the option of the investor into 50,000 shares of common stock of the Company. Interest on the notes is payable in either cash or common stock at the option of the Company. On March 31, 2010, the Company accepted a subscription for an additional $25,000 from a Director of the Company, Gregory Harrison. In April and May 2010, the Company accepted subscriptions for an additional $175,000 before the offering terminated June 29, 2010.
The Company valued the warrants issued under the subscriptions at $649,712 using the Black Scholes option pricing model. In addition, the Company is required to determine if a beneficial conversion feature is present for the convertible notes issued under ASC 470-20 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” using the intrinsic value in the convertible notes adjusted for amounts allocated to the warrant valuation. The intrinsic value of the convertible notes amounted to $923,500 based on the fair market value of common stock on the date of issuance.
Since the combined value of the warrants ($649,712) plus the intrinsic value of the convertible notes ($923,500) exceeds the fair value of the proceeds received from the sale of the Units ($475,000), the Company is limited to the amount of the proceeds when recording the beneficial conversion feature as debt discount. Using a pro rata contribution, the Company allocated the proceeds first to the warrant valuation in the amount of $196,169 and the remainder to the beneficial conversion feature in the amount of $278,831. The Company immediately amortized the debt discount of $475,000 during the six months ended June 30, 2010, since the debt is immediately convertible.
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
As of December 31, 2009, the Company had borrowed all of the $1,000,000 available to it under the Line of Credit. In addition, the Company and the lender had verbally agreed that payment of all interest accrued subsequent to June 30, 2009 would be deferred until the date payment in full is due. The lender is now deceased and it is unclear if his estate will honor that verbal agreement. If it is not honored, the Company could be considered to be in default for non-payment of interest due on the note which totaled $88,299 at June 30, 2010.
The Company valued the first option to purchase 50,000 shares of common stock at $39,094 using the Black-Scholes option pricing model. The value of this option is recorded as deferred financing cost and will be amortized over the expected life of the debt. Amortization of deferred financing cost amounted to $4,817 for the six month periods ending June 30, 2010 and 2009, respectively.
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

Date	12/08/08	3/17/09	6/08/09
Amount of Draw	$300,000	$300,000	$400,000
Options Granted	75,000	75,000	100,000
Valuation	$23,491	$9,640	$59,582
Dividend Yield	0%	0%	0%
Expected Volatility	64.99%	76.77%	86.47%
Expected Life (Years)	3.90	3.63	3.40
Risk Free Interest Rate	1.357%	1.790%	2.110%
Amortization of debt discount applicable to this loan amounted to $12,992 and $4,861 for the six month periods ended June 30, 2010 and 2009.
The table below summarizes the Company’s long-term debt at June 30, 2010:

		Unamortized Debt	Net
Loan Facility	Gross Amount Owed	Discount	Long-Term Debt
Line of Credit	$1,000,000	$61,250	$938,750
Private Placement	475,000	—	475,000

Totals	$1,475,000	$61,250	$1,413,750

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
Note 8. Contingencies
Related Parties
The Company has agreements with various current Officers and Directors which would give rise to payment of a fee under certain conditions as follows:
The Company has agreements with Directors Harrell, Harrison, Norton, Lewis and Blount in the event they are successful in obtaining funding for the Company and/or development of its Diamondhead property. The Company has agreed to pay a commission of between one percent (1%) and four percent (4%) of the amount of any debt financing obtained and a commission of between one and one-half percent (1.5%) and six percent (6%) of the amount of any equity investment obtained in connection with the development of the Diamondhead property as a result of their efforts. The Company has agreed to pay a commission equal to six percent (6%) of the gross sales price for property sold or for any loan or line of credit that does not require that the property be pledged as security for a loan. In the event a loan or line of credit requires that the property be pledged as security, the commission would be reduced to three percent (3%). Payment of any commission is contingent on the signing of a loan and/or equity agreement, sales agreement, and/or joint venture agreement acceptable to the Company and payment of the loan proceeds, sales proceeds, or equity financing by the entity or person brought to the deal. The commission due will be paid at closing out of monies paid and upon receipt of good funds. If funds are received periodically, the commission due will be paid periodically upon receipt of said funds by the Company.
Other
The Company has agreements with various unrelated persons and entities that would be entitled to substantial commissions if the Company enters into an agreement relating to the development of its Diamondhead property as a result of their efforts.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS
This section should be read together with the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as well as the condensed consolidated financial statements for the three and six month periods ended June 30, 2010 and accompanying notes included elsewhere in this document.
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
Liquidity
The Company has incurred continued losses over the past several years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company incurred a loss applicable to common shareholders of $1,026,476 and $600,477 for the six month periods ending June 30, 2010 and 2009 respectively and expects continued losses for the foreseeable future. In 2010, the Company recorded amortization of debt discount in the amount of $475,000 in connection with convertible notes and warrants issued pursuant to the Private Placement. General and administrative expenses incurred totaled $375,611 and $445,841 for the six month periods ending June 30, 2010 and 2009 respectively. The table below depicts the major categories comprising those expenses:

DESCRIPTION	June 30, 2010	June 30, 2009
Payroll and Related Taxes	$233,978	$304,758
Legal, Audit and Other Contracted Services	85,896	69,969
Rents and Insurances	16,793	25,094
Telephone, Office and Other Expenses	38,944	46,020

Total General and Administrative Expense	$375,611	$445,841

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
In an effort to raise capital to continue to pay on-going costs and expenses, the Company has borrowed funds from various sources over the past two years. In October 2008, the Company secured a $1,000,000 Line of Credit from an unrelated third party, the terms of which are more fully discussed in Note 7 to these condensed consolidated financial statements. However, by the end of 2009, the Company had expended almost all funds available to it under that Line of Credit.

On March 25, 2010, as discussed in Note 7, the Company announced that pursuant to a Private Placement Memorandum, it had accepted subscriptions of Units totaling $275,000 from unrelated accredited investors and was able to access those funds inasmuch as the amount exceeded the Minimum Offering. Each Unit consists of an unsecured, convertible promissory note in the principal amount of $25,000 together with a five year Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Promissory Note is convertible into 50,000 shares of common stock of the Company immediately upon issuance at the option of the investor. Interest on the notes is payable either in cash or common stock at the option of the Company. On March 31, 2010, the Company accepted a subscription for an additional $25,000 from a Director of the Company, Gregory Harrison. In April and May of 2010, the Company accepted additional subscriptions from unrelated accredited investors totaling $175,000. The offering of the Units, under the terms of the subscription, expired on June 29, 2010.
The Company has used the proceeds from this offering to pay certain current liabilities, to pay partial accrued, but unpaid salaries, for general corporate purposes and to sustain the Company while it seeks additional financing. In addition to the above, the Company has taken steps to actively pursue alternatives to raise additional capital, including mortgaging a portion of its Diamondhead property and possible sale of all or part of that property. However, as of June 30, 2010, the Company had current liabilities totaling $304,900 and only $76,145 of cash on hand.
The Company is currently discussing possible development of all or part of the Diamondhead property with interested parties and is exploring opportunities for financing required to develop the property and meet the Company’s current liquidity needs.
Pursuant to the Line of Credit Agreement, the unsecured $1 million advanced is due on November 1, 2012 and the $475,000 of convertible notes are due during the period beginning March 2012 through May 2012.
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
Management Agreement
On June 19, 1993, two subsidiaries of the Company, Casino World Inc. and Mississippi Gaming Corporation, entered into a Management Agreement with Casinos Austria Maritime Corporation (CAMC). Subject to certain conditions, under the Management Agreement, CAMC would operate, on an exclusive basis, all of the Company’s proposed dockside gaming casinos in the State of Mississippi, including any operation fifty percent (50%) or more which is owned by the Company or its affiliates. Unless earlier terminated pursuant to the provisions of the Agreement, the Agreement terminates five years from the first day of actual Mississippi gaming operations and provides for the payment of an annual operational term management fee of 1.2% of all gross gaming revenues between zero and $100,000,000; plus 0.75% of gross gaming revenue between $100,000,000 and $140,000,000; plus 0.5% of gross gaming revenue above $140,000,000; plus two percent of the net gaming revenue between zero and $25,000,000; plus three percent of the net gaming revenue above twenty-five million dollars $25,000,000.
Related Parties
The Company has agreements with various current Officers and Directors which would give rise to payment of a fee under certain conditions as follows:
The Company has agreements with Directors Harrell, Harrison, Norton, Lewis and Blount in the event they are successful in obtaining funding for the Company and/or development of its Diamondhead property. The Company has agreed to pay a commission of between one percent (1%) and four percent (4%) of the amount of any debt financing obtained and a commission of between one and one-half percent (1.5%) and six percent (6%) of the amount of any equity investment obtained in connection with the development of the Diamondhead property as a result of their efforts. The Company has agreed to pay a commission equal to six percent (6%) of the gross sales price for property sold or for any loan or line of credit that does not require that the property be pledged as security for a loan. In the event a loan or line of credit requires that the property be pledged as security, the commission would be reduced to three percent (3%). Payment of any commission is contingent on the signing of a loan and/or equity agreement, sales agreement, and/or joint venture agreement acceptable to the Company and payment of the loan proceeds, sales proceeds, or equity financing by the entity or person brought to the deal. The commission due will be paid at closing out of monies paid and upon receipt of good funds. If funds are received periodically, the commission due will be paid periodically upon receipt of said funds by the Company.

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
The Diamondhead, Mississippi property was last appraised in 2003 at $108,900,000. The appraisal was subject to certain material assumptions and was predicated on the site being fully permitted and zoned as a legally permissible, water-based casino site. In addition, the Company rejected an offer to purchase the entire 404 acre site for $100 million in July 2007 as not being in the best interest of the shareholders. Management of the Company stays informed of property values in close proximity to the Company’s Diamondhead, Mississippi property and based on Level 2 observations as described in ASC Topic 820, “Fair Value Measurements and Disclosures,” the fair value of the land held for development exceeds the carrying value of $5.5 million and, therefore, no impairment exists at June 30, 2010.
Management believes that use of the property as a gaming site represents the highest and best use of the property and provides for the greatest potential for shareholder value. In the event the Company was unable to obtain all of the permits required to develop a casino resort, the property could be used for other commercial or residential purposes.
Fair Value
In the first quarter of 2008, the Company adopted ASC 820-10-65 “Fair Value Measurements–Overall–Transition and Open Effective Date Information” for its financial assets and liabilities. This section defines fair value, provides guidance for measuring fair value and requires certain disclosures. This section does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The section utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
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
Convertible Notes and Warrants
On March 25, 2010, the Company announced that, pursuant to a Private Placement Memorandum, it had accepted subscriptions of Units totaling $275,000 from unrelated accredited investors and was able to access those funds inasmuch as the amount exceeded the Minimum Offering as described in the Memorandum. Each Unit consists of an unsecured, convertible, two year 12% promissory note in the principal amount of $25,000 together with a five year Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The promissory notes are immediately convertible at the option of the investor into 50,000 shares of common stock of the Company. Interest on the notes is payable in either cash or common stock at the option of the Company. On March 31, 2010, the Company accepted a subscription for an additional $25,000 from a Director of the Company, Gregory Harrison. In April and May 2010, the Company accepted subscriptions for an additional $175,000 before the offering terminated June 29, 2010.
The Company valued the warrants issued under the subscriptions at $649,712 using the Black Scholes option pricing model. In addition, the Company is required to determine if a beneficial conversion feature is present for the convertible notes issued under ASC 470-20 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” using the intrinsic value in the convertible notes adjusted for amounts allocated to the warrant valuation. The intrinsic value of the convertible notes amounted to $923,500 based on the fair market value of common stock on the date of issuance.
Since the combined value of the warrants ($649,712) plus the intrinsic value of the convertible notes ($923,500) exceeds the fair value of the proceeds received from the sale of the Units ($475,000), the Company is limited to the amount of the proceeds when recording the beneficial conversion feature as debt discount. Using a pro rata contribution, the Company allocated the proceeds first to the warrant valuation in the amount of $196,169 and the remainder to the beneficial conversion feature in the amount of $278,831. The Company immediately amortized the debt discount of $475,000 during the six months ended June 30, 2010, since the debt is immediately convertible.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
The Company currently is not subject to any trading or non-trading market risk-sensitive instruments. The note payable and the long-term debt listed on the Company’s balance sheet are at fixed interest rates and, therefore, are not market risk-sensitive.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
In connection with the preparation of this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief

Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2010.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the six month period ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 4. “Removed and Reserved”
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

DIAMONDHEAD CASINO CORPORATION
DATE: August 10, 2010	By:	/s/ Deborah A. Vitale
Deborah A. Vitale
Chief Executive Officer

	By:	/s/ Robert L. Zimmerman
Robert L. Zimmerman
Chief Financial Officer