Form 10-K/A
period 2009-12-31
DIAMONDHEAD CASINO CORP
filed 2010-10-21
CIK 844887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, par value $.001
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
     Number of common shares outstanding at April 6, 2010: 34,096,954

Part II
Item 9A(T). Controls and Procedures
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Explanatory Note
The Company is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2009 solely in response to comments received from the staff of the Securities and Exchange Commission to modify Item 9A as originally filed with a revised Item 9A(T) — “Controls and Procedures.”
For purposes of this Form 10-K/A and, in accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, we are including certain currently dated Certifications. The remainder of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2010 remains unchanged and this Form 10-K/A should be read in conjunction with the Form 10-K as originally filed.
No other changes have been made to the Annual Report filed April 15, 2010. This amendment does not reflect subsequent events occurring after the filing date of the original Annual Report or, unless otherwise noted herein, modify or update any disclosures made in the originally-filed Annual Report.
Part II
Item 9A(T). Controls and Procedures.
Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2009. In its original filing of this section of the annual report, the Company omitted a conclusion as to the effectiveness of its internal control over financial reporting. That omission is corrected via this amendment in the paragraphs below. The Company has developed procedures to ensure that future disclosure for this Item will include the Company’s conclusion with respect to disclosure controls and procedures as well as the Company’s conclusion with respect to internal control over financial reporting.
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

1

control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.
The Chief Executive Officer and the Chief Financial Officer conducted an evaluation of the effectiveness of internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
During the first quarter of 2009, the Company designed new control policies and procedures relating to contracts, agreements and arrangements and the related recording of the transaction and financial reporting disclosures in an effort to remedy a material weakness reported at December 31, 2008.
Except as described above in this section, no change in our internal control over financial reporting occurred during the year ending December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Other
The certifications of the Chief Executive Officer and Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Form 10-K/A Amendment No. 1. The disclosures set forth in this Item 9A(T) contain information concerning the evaluation of our disclosure controls and procedures and our internal control over financial reporting referred to in the certifications. Those certifications should be read in conjunction with this Item 9A(T) for a complete understanding of the matters covered by the certifications.

2

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMONDHEAD CASINO CORPORATION
DATE: October 21, 2010	By:	/s/ Deborah A. Vitale
Deborah A. Vitale, President

	By:	/s/ Robert Zimmerman
Robert Zimmerman, Chief Financial Officer

3