Form 10-Q
period 2010-09-30
DIAMONDHEAD CASINO CORP
filed 2010-11-17
CIK 844887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of shares outstanding as of November 15, 2010: 34,255,557.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Three Months Ended
	September 30
	2010	2009
Costs and Expenses:
General and Administrative	$148,986	$234,258
Other	23,579	29,522

	$172,565	$263,780

Other Income (Expense)
Amortization of debt discount	(6,603)	(6,604)
Interest Earned On Invested Cash	7	599
Interest Expense	(37,052)	(22,684)

	(43,648)	(28,689)

Net Loss	(216,213)	(292,469)
Preferred Stock Dividends	(25,400)	(25,400)

Net Loss Applicable to Common Stockholders	$(241,613)	$(317,869)

Net Loss per Common Share Applicable to Common Stockholders Basic and Diluted	$(.007)	$(.009)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	34,173,365	33,923,167

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Nine Months Ended
	September 30
	2010	2009
Costs and Expenses:
General and Administrative	$524,597	$680,099
Stock-based Compensation	—	25,133
Other	77,898	79,619

	$602,495	$784,851

Other Income (Expense)
Amortization of debt discount	(494,595)	(11,464)
Interest Earned On Invested Cash	381	1,980
Interest Expense	(95,180)	(47,811)

	(589,394)	(57,295)

Net Loss	(1,191,889)	(842,146)
Preferred Stock Dividends	(76,200)	(76,200)

Net Loss Applicable to Common Stockholders	$(1,268,089)	$(918,346)

Net Loss per Common Share Applicable to Common Stockholders Basic and Diluted	$(.037)	$(.027)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	34,122,123	33,888,746

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2010	December 31, 2009
ASSETS

Current Assets:
Cash	$8,154	$42,410
Cash – Restricted in Escrow	100,000	—
Other Current Assets	3,722	16,154

Total Current Assets	111,876	58,564

Land Held for Development	5,476,097	5,409,913
Deferred Financing Costs (net of accumulated amortization of $18,815 at September 30, 2010 and $11,550 at December 31, 2009)	20,279	27,544
Other	80	80

Total Assets	$5,608,332	$5,496,101

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Note Payable	$—	$8,538
Deposits Held in Escrow	100,000	—
Accounts Payable and Accrued Expenses	448,697	269,782

Total Current Liabilities	548,697	278,320

Long-Term Debt (net of unamortized discount of $54,647 at September 30, 2010 and $74,242 at December 31, 2009)	1,420,353	925,758

Contingencies

Stockholders’ Equity:
Preferred Stock: $.01 par value; shares authorized: 5,000,000, outstanding: 2,086,000 at September 30, 2010 and December 31, 2009; (aggregate liquidation preference $2,519,080 at September 30, 2010 and December 31, 2009)	20,860	20,860
Common Stock: $.001 par value; shares authorized: 50,000,000, issued: 36,961,404 at September 30, 2010 and 36,804,486 at December 31, 2009, outstanding: 34,186,622 at September 30, 2010 and 33,970,045 at December 31, 2009	36,961	36,805
Additional Paid-In-Capital	34,157,815	33,631,573
Unearned ESOP Shares	(4,062,136)	(4,151,086)
Accumulated Deficit	(26,506,559)	(25,238,470)
Treasury Stock, at Cost, 50,346 Shares	(7,659)	(7,659)

Total Stockholder’s Equity	3,639,282	4,292,023

Total Liabilities and Stockholder’s Equity	$5,608,332	$5,496,101

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2010	2009
Operating Activities:
Net Loss	$(1,191,889)	$(842,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	7,265	7,266
Issuance of stock-based compensation	—	25,133
Release of ESOP Shares	44,148	44,744
Write off of long term receivable	—	26,434
Amortization of debt discount	494,595	11,464

Decrease in:
Other Current Assets	12,432	15,777

Increase (Decrease) in:
Accounts Payable and Accrued Expenses	148,915	(7,297)

Net cash used in Operating Activities	(484,534)	(718,625)

Investing Activities:
Purchase of Land Held for Development	(1,184)	—

Net cash used in Investing Activities	(1,184)	—

Financing Activities:
Proceeds from Line of Credit	—	700,000
Restricted Cash in Escrow	(100,000)	—
Deposits Held in Escrow	100,000	—
Proceeds from Private Placement	475,000	—
Payment of Note payable to Director	—	(55,000)
Payment on Note payable	(8,538)	—
Payment of Preferred Stock dividends	(15,000)	(45,000)

Net cash provided by Financing Activities	451,462	600,000

Net decrease in cash	(34,256)	(118,625)

Cash beginning of period	42,410	295,968

Cash end of period	$8,154	$177,343

See accompanying notes to condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation
These condensed consolidated financial statements contain unaudited information as of September 30, 2010 and for the three and nine month periods ended September 30, 2010 and 2009. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with our audited consolidated financial statements and the related notes thereto. The financial information as of December 31, 2009 is derived from our 2009 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2009 Annual Report on Form 10-K. The financial results for the interim period presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.
Note 2. Going Concern
The condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses over the past several years, has no operations, generates no revenues, and as reflected in the accompanying condensed consolidated financial statements, incurred a loss applicable to common stockholders of $1,268,089 for the nine months ended September 30, 2010. Our auditors have expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report on our consolidated financial statements included with the Annual Report on Form 10-K for the year ended December 31, 2009.
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
The Company used the proceeds from this offering to pay certain current liabilities, to pay partial accrued, but unpaid salaries, for general corporate purposes and to sustain the Company while it sought additional financing.
Pursuant to the Line of Credit Agreement, the unsecured $1 million advanced is due on November 1, 2012 and the $475,000 of convertible notes are due during the period beginning March 2012 through May 2012.
Subsequent to the balance sheet date, the Company offered another Private Placement to accredited investors, the terms of which are discussed in Note 9 to these financial statements. At September 30, 2010, the Company had not accepted any subscriptions related to this offering. However, the Company was holding $100,000 of investor funds in escrow in anticipation of acceptance of the terms by both the Company and the investor. On November 10, 2010, the Company accepted the subscriptions related to the escrowed funds.
The Company is currently engaged in negotiations with third parties interested in purchasing portions of the Diamondhead property to be used for construction of a casino and is in discussions with third parties with respect to obtaining funding for the Company to sustain itself on a short term basis and allow the Company to move forward by retaining architects and engineers whose work is required to obtain permits for any type of development on the property. Even assuming the Company was successful in obtaining some funding, the Company would still require major financing to construct any development on the property.
As of September 30, 2010, the Company had $8,154 of operating cash on hand and current accounts payable and accrued expenses totaling $448,697. The Company does not have the financial resources to develop its proposed casino resort. There can be no assurance that the Company can successfully develop its Diamondhead, Mississippi property, and in the event that the Company is unsuccessful in raising sufficient cash or finding alternative means to meet its future obligations, it could have a significant adverse impact on the Company’s ability to continue as a going concern and ultimately develop the property.
Note 3. Net Loss per Common Share
Net loss per common share applicable to common stockholders is based on the net loss applicable to common stockholders divided by the weighted average number of common shares outstanding during each period. Common shares outstanding consist of issued shares, including allocated and committed shares held by the ESOP trust, less shares held in treasury.
Basic net loss per share applicable to common stockholders is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is calculated by using the weighted average number of common shares outstanding plus other potentially dilutive securities. As of September 30, 2010 and 2009, potentially dilutive securities included 4,775,000 and 3,400,000 respectively of potential, additional common shares. The foregoing, potentially dilutive securities are excluded from diluted net loss per share applicable to common stockholders as their effect would be antidilutive. The table below summarizes the components of potentially dilutive securities at September 30, 2010 and 2009.

	September 30,	September 30,
Description	2010	2009
Convertible Preferred Stock	260,000	260,000
Options to Purchase Common Shares	2,615,000	3,140,000
Private Placement Warrants	950,000	—
Convertible Promissory Notes	950,000	—

Total	4,775,000	3,400,000

The table below summarizes the outstanding common shares.

	September 30,	December 31,
	2010	2009
Common Shares outstanding includes:
Issued Shares	36,961,404	36,804,486
Less: Treasury Shares	(50,346)	(50,346)
Unallocated, uncommitted ESOP Shares	(2,724,436)	(2,784,095)

Outstanding Shares	34,186,622	33,970,045

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
The Diamondhead, Mississippi property was last appraised in August 2003 at a value of $108,900,000. The appraisal was subject to certain material assumptions and was predicated on the site being fully permitted and zoned as a legally permissible, water-based casino site. In addition, the Company rejected an offer to purchase the entire 404 acre site for $100 million in July 2007 as not being in the best interest of the shareholders. Management of the Company stays informed of property values in close proximity to the Company’s Diamondhead, Mississippi property and based on Level 2 observations as described in ASC Topic 820, “Fair Value Measurements and Disclosures,” the fair value of the land held for development exceeds the carrying value of $5.5 million and, therefore, no impairment exists at September 30, 2010.
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
The Company valued the warrants issued under the subscriptions at $649,712 using the Black-Scholes option pricing model. In addition, the Company is required to determine if a beneficial conversion feature is present for the convertible notes issued under “ASC 470-20” “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” using the intrinsic value in the convertible notes adjusted for amounts allocated to the warrant valuation. The intrinsic value of the convertible notes amounted to $923,500 based on the fair market value of common stock on the date of issuance.
Since the combined value of the warrants ($649,712) plus the intrinsic value of the convertible notes ($923,500) exceeds the fair value of the proceeds received from the sale of the Units ($475,000), the Company is limited to the amount of the proceeds when recording the beneficial conversion feature as debt discount. Using a pro rata contribution, the Company allocated the proceeds first to the warrant valuation in the amount of $196,169 and the remainder to the beneficial conversion feature in the amount of $278,831. The Company immediately amortized the debt discount of $475,000 during the nine months ended September 30, 2010, since the debt is immediately convertible.
Line of Credit
On October 23, 2008, the Company entered into an agreement with an unrelated third party for an unsecured Line of Credit up to a maximum of $1,000,000. The Line of Credit provided for funds to be drawn as needed and carries an interest rate on amounts borrowed of 9% per annum originally payable quarterly based on the pro rata number of days outstanding. All funds originally advanced under the facility are due and payable by November 1, 2012. As an inducement to provide the facility, the lender was awarded an immediate option to purchase 50,000 shares of common stock of the Company at $1.75 per share. In addition, the lender received an option to purchase a maximum of 250,000 additional shares of common stock of the Company at $1.75 per share. The options expire on the earlier of November 1, 2012 or following repayment in full by the Company of the amount borrowed.
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
As of December 31, 2009, the Company had borrowed all of the $1,000,000 available to it under the Line of Credit. In addition, the Company and the lender had verbally agreed that payment of all interest accrued subsequent to June 30, 2009 would be deferred until the date payment in full is due. The lender is now deceased and it is unclear if his estate will honor that verbal agreement. If it is not honored, the Company could be considered to be in default for non-payment of interest due on the note which totaled $110,984 at September 30, 2010. Interest on this debt incurred prior to June 30, 2009 has been paid in full.
The Company valued the first option to purchase 50,000 shares of common stock at $39,094 using the Black-Scholes option pricing model. The value of this option is recorded as deferred financing cost and will be amortized over the expected life of the debt. Amortization of deferred financing cost amounted to $7,265 and $7,266 for the nine month periods ending September 30, 2010 and 2009, respectively.
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
Amortization of debt discount applicable to this loan amounted to $19,595 and $11,464 for the nine month periods ended September 30, 2010 and 2009.
The table below summarizes the Company’s long-term debt at September 30, 2010:

		Unamortized Debt	Net
Loan Facility	Gross Amount Owed	Discount	Long-Term Debt
Line of Credit	$1,000,000	$54,647	$945,353
Private Placement	475,000	—	475,000

Totals	$1,475,000	$54,647	$1,420,353

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

Note 9. Subsequent Events
On October 7, 2010, the Company issued a total of 50,424 shares of common stock to satisfy unpaid Preferred Series S and S-NR dividends in the amount of $30,000 due for the fourth quarter of 2009 and the second quarter of 2010. Dividends on these two series of Preferred Stock are required to be paid in cash. However, the Preferred shareholder has agreed to accept shares of common stock in lieu of cash dividends until such time as the Company has sufficient funds to pay said dividends in cash. At the date of this report, dividends due in the amount of $15,000 on Series S and S-NR Preferred Shares for the third quarter 2010 remain unpaid and in arrears.
On October 25, 2010, the Board of Directors voted to modify existing stock options to purchase an aggregate of 600,000 common shares of stock at $1.25 per share originally awarded to two Executive Directors of the Company in 2005, by extending their expiration date five years from their original date of expiration. Based on this action, the Company expects to record Stock Based Compensation expense of approximately $207,000 in the fourth quarter of 2010.
On October 25, 2010, the Company made a private placement offering to accredited investors for Units consisting of an unsecured, convertible, two year, nine percent (9%) promissory note with an attached Warrant to purchase 50,000 common shares of the Company’s stock at $1.00 per share. Each Unit requires an investment of $25,000, although the Company reserves the right to accept a limited number of fractional units from investors. Prior to September 30, 2010, and in anticipation of the private placement, the Company received deposits totaling $100,000 which it placed in escrow pending acceptance of the above terms by the investors. On November 10, 2010, the Company accepted subscriptions for four Units from three unrelated accredited investors who had previously escrowed the funds totaling $100,000. Since the intrinsic value of the convertible notes on the date of issue is in excess of the face value of the notes ($100,000), a beneficial conversion factor is present and the Company expects to amortize debt discount in the amount of $100,000 in the fourth quarter of 2010.
Note 10. Supplemental Cash Flow Information
Supplemental cash flow information for the nine months ended September 30, 2010 and 2009 is as follows:

	September 30	September 30
	2010	2009
Cash paid for interest	$224	$29,924

Non-cash financing activities:
Common stock issued:
For purchase of land	$65,000	$—

For services	$—	$13,100

Preferred stock dividends satisfied with shares of common stock	$31,200	$31,200

Unpaid Preferred Stock dividends included in accounts payable and accrued expenses	$55,400	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS
This section should be read together with the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as well as the condensed consolidated financial statements for the three and nine month periods ended September 30, 2010 and accompanying notes included elsewhere in this document.
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
Liquidity
The Company has incurred continued losses over the past several years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company incurred a loss applicable to common shareholders of $1,268,089 and $918,346 for the nine month periods ending September 30, 2010 and 2009 respectively and expects continued losses for the foreseeable future. In 2010, the Company recorded amortization of debt discount in the amount of $475,000 in connection with convertible notes and warrants issued pursuant to the March 25, 2010 Private Placement. General and administrative expenses incurred totaled $524,597 and $680,099 for the nine month periods ending September 30, 2010 and 2009 respectively. The table below depicts the major categories comprising those expenses:

	September 30,	September 30,
DESCRIPTION	2010	2009
Payroll and Related Taxes	$333,649	$434,538
Legal, Audit and Other Contracted Services	113,473	117,389
Rents and Insurances	25,292	35,900
Telephone, Office and Other Expenses	52,183	92,272

Total General and Administrative Expense	$524,597	$680,099

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
The Company has used the proceeds from this offering to pay certain current liabilities, to pay partial accrued, but unpaid salaries, for general corporate purposes and to sustain the Company while it sought additional financing.
Pursuant to the Line of Credit Agreement, the unsecured $1 million advanced is due on November 1, 2012 and the $475,000 of convertible notes are due during the period beginning March 2012 through May 2012.
Subsequent to the balance sheet date, the Company offered another Private Placement to accredited investors, the terms of which are discussed in Note 9 to these financial statements. At September 30, 2010, the Company had not accepted any subscriptions related to this offer. However the Company was holding $100,000 of investor funds in escrow in anticipation of acceptance of the terms by both the Company and the investor. On November 10, 2010, the Company accepted the subscriptions related to the escrowed funds.

The Company is currently engaged in negotiations with third parties interested in purchasing portions of the Diamondhead property to be used for construction of a casino and is in discussions with third parties with respect to obtaining funding for the Company to sustain itself on a short term basis and allow the Company to move forward by retaining architects and engineers whose work is required to obtain permits for any type of development on the property. Even assuming the Company was successful in obtaining some funding, the Company would still require major financing to construct any development on the property.
As of September 30, 2010, the Company had $8,154 of operating cash on hand and current accounts payable and accrued expenses totaling $448,697. The Company does not have the financial resources to develop its proposed casino resort. There can be no assurance that the Company can successfully develop its Diamondhead, Mississippi property, and in the event that the Company is unsuccessful in raising sufficient cash or finding alternative means to meet its future obligations, it could have a significant adverse impact on the Company’s ability to continue as a going concern and ultimately develop the property.
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
Management Agreement
On June 19, 1993, two subsidiaries of the Company, Casino World Inc. and Mississippi Gaming Corporation, entered into a Management Agreement with Casinos Austria Maritime Corporation

(CAMC). Subject to certain conditions, under the Management Agreement, CAMC would operate, on an exclusive basis, all of the Company’s proposed dockside gaming casinos in the State of Mississippi, including any operation fifty percent (50%) or more of which is owned by the Company or its affiliates. Unless terminated earlier pursuant to the provisions of the Agreement, the Agreement terminates five years from the first day of actual Mississippi gaming operations and provides for the payment of an annual operational term management fee of 1.2% of all gross gaming revenues between zero and $100,000,000; plus 0.75% of gross gaming revenue between $100,000,000 and $140,000,000; plus 0.5% of gross gaming revenue above $140,000,000; plus two percent of the net gaming revenue between zero and $25,000,000; plus three percent of the net gaming revenue above twenty-five million dollars $25,000,000.
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
The Diamondhead, Mississippi property was last appraised in 2003 at $108,900,000. The appraisal was subject to certain material assumptions and was predicated on the site being fully permitted and zoned as a legally permissible, water-based casino site. In addition, the Company rejected an offer to purchase the entire 404 acre site for $100 million in July 2007 as not being in the best interest of the shareholders. Management of the Company stays informed of property values in close proximity to the Company’s Diamondhead, Mississippi property and based on Level 2 observations as described in ASC Topic 820, “Fair Value Measurements and Disclosures,” the fair value of the land held for development exceeds the carrying value of $5.5 million and, therefore, no impairment exists at September 30, 2010.
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
The Company valued the warrants issued under the subscriptions at $649,712 using the Black Scholes option pricing model. In addition, the Company is required to determine if a beneficial conversion feature is present for the convertible notes issued under “ASC 470-20” “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” using the intrinsic value in the convertible notes adjusted for amounts allocated to the warrant valuation. The intrinsic value of the convertible notes amounted to $923,500 based on the fair market value of common stock on the date of issuance.
Since the combined value of the warrants ($649,712) plus the intrinsic value of the convertible notes ($923,500) exceeds the fair value of the proceeds received from the sale of the Units ($475,000), the Company is limited to the amount of the proceeds when recording the beneficial conversion feature as debt discount. Using a pro rata contribution, the Company allocated the proceeds first to the warrant valuation in the amount of $196,169 and the remainder to the beneficial conversion feature in the amount of $278,831. The Company immediately amortized the debt discount of $475,000 during the nine months ended September 30, 2010, since the debt is immediately convertible.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk
The Company currently is not subject to any trading or non-trading market risk-sensitive instruments. The note payable and the long-term debt listed on the Company’s balance sheet are at fixed interest rates and, therefore, are not market risk-sensitive.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
In connection with the preparation of this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2010.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The Company incurs ongoing expenses, but has no current revenue and no revenue stream with which to pay ongoing expenses. The Company will not have any revenue stream unless the Company is able to successfully develop its Diamondhead property, obtain funds prior to development of the property, or generate cash from the sale of parts or all of the property. The Company’s inability to raise cash to pay its expenses in the future could adversely affect its ability to continue in the future. Current economic conditions in the casino industry, as well as tight credit markets in general, could adversely affect the Company’s ability to obtain reasonable financing for development of the Diamondhead property. As of the date of this report, the Company has essentially exhausted all cash resources currently available to it. In addition, our auditors have expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report included in our annual report on Form 10-K for the year ended December 31, 2009. The market price of the Company’s common stock may be highly volatile. Announcements by the Company and its competitors may lead to wide swings in the market price of the common stock.
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

Item 3.	Default Upon Senior Securities
None.

Item 4.	“Removed and Reserved”

Item 5.	Other Information
None.

Item 6.	Exhibits
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

DIAMONDHEAD CASINO CORPORATION

DATE: November 17, 2010	By:	/s/ Deborah A. Vitale

Deborah A. Vitale
Chief Executive Officer

	By:	/s/ Robert L. Zimmerman

Robert L. Zimmerman
Chief Financial Officer