Form 10-K
period 2010-12-31
DIAMONDHEAD CASINO CORP
filed 2011-03-23
CIK 844887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the Company based on the closing price of the common stock on the Over the Counter Bulletin Board at June 30, 2010 was $15,838,094.

The number of common shares outstanding at March 8, 2011: 34,324,834

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

The Company is a Delaware corporation incorporated on November 15, 1988 under the name “Europa Cruises Corporation.” The Company became a publicly-held company in 1989. On or about November 22, 2002, the Company changed its name to “Diamondhead Casino Corporation.” Since November 6, 1998, the Company’s stock has traded on the Over the Counter Bulletin Board (OTCBB). The Company’s stock currently trades under the symbol “DHCC.” Prior to the corporate name change, the Company’s stock traded under the symbol “KRUZ.” Prior to trading on the Over the Counter Bulletin Board, the Company’s stock traded on the NASDAQ Small Cap Market. The Company currently has three subsidiaries with no current operations and three employees. As of December 31, 2010, the Company had three employees.

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

II. MISSISSIPPI

The Company owns, through its wholly-owned subsidiary, Mississippi Gaming Corporation (hereafter “MGC”), an approximate 404.5 acre tract of unimproved land in Diamondhead, Mississippi. The property is located at 7051 Interstate 10. The property fronts Interstate 10 for approximately two miles and fronts the Bay of St. Louis for approximately two miles. There are no liens or debt on the property. The Company intends, in conjunction with unrelated third parties, to develop the site in phases beginning with a casino resort. The casino resort is expected to include a casino, a hotel and spa, pools, a sport and entertainment center, a conference center and a state-of-the-art recreational vehicle park.

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

On August 29, 2005, Hurricane Katrina struck the Gulf coast of the United States causing extensive damage to Louisiana and Mississippi, including Biloxi, Gulfport, and Bay St. Louis, Mississippi, where approximately twelve of Mississippi’s casinos were then-located. Hurricane Katrina destroyed most of the casinos on the Gulf coast. Prior to Hurricane Katrina, Mississippi law required that casinos on the Gulf coast be built in, on, or above the water and be located a minimum of fifty percent below mean high tide. Hurricane Katrina destroyed most of these water-based casinos and carried some casino barges from their water-based moorings onto land. In a single day, Hurricane Katrina destroyed the Gulf coast casino industry and left thousands of casino-related workers without jobs. The State of Mississippi suffered an immediate and substantial loss of tax revenue due to the loss of a substantial portion of its casino industry.

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

A. Hancock County

The Company’s Diamondhead, Mississippi property is located in Hancock County, Mississippi. On January 16, 1997, the Hancock County Board of Supervisors adopted a Hancock County Zoning Ordinance. Under the Hancock County Zoning Ordinance, as originally adopted, the Company’s 404-acre site was zoned as a Special Use District-Waterfront District. The Company has obtained an extension of this Special Use designation each year since that time. On November 18, 2010, the Hancock County Planning Commission passed a resolution extending the designation through December 31, 2011. On December 6, 2010, the Hancock County Board of Supervisors ratified the resolution.

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

Uncertain Regulatory and Political Environment/Modifications

Any modification of the Company’s originally-approved site plan or any newly-approved site plan may require resubmission to, amendment to, and/or re-approval by the Mississippi Gaming Commission, the Mississippi Department of Marine Resources, the Mississippi Department of Environmental Quality, the U.S. Army Corps of Engineers, Hancock County and/or other federal, state or local agencies. The foregoing federal, state and local agencies regularly pass new rules and regulations which may affect permits and authorizations required. While there is no pending environmental litigation, the foregoing permits and approvals remain subject to future litigation and the actions of environmental groups and various federal, state and local governments and agencies, including, but not limited to, the foregoing. The regulatory environment relating to these permits, approvals and leases is uncertain and subject to constant change.

The political environment in which the Company and/or its subsidiaries intend to operate is also uncertain, dynamic and subject to rapid change. Existing operators often propose and support legislation and/or litigation designed to make it difficult or impossible for competition to enter a market. This political and regulatory environment makes it impossible to predict the effects that the adoption of and changes in gaming laws, rules and regulations and/or competition will have on proposed gaming operations or development of a gaming resort. Moreover, legislatures in states in which gaming is legal often consider wide-ranging legislation and regulations which could adversely affect operations and expected revenues. Likewise, the federal government often considers legislation which could adversely affect operations and expected revenues. For example, in 1999, the National Gambling Impact Study Commission, which conducted a two-year study of legal gaming in the United States, reported its findings and recommendations to Congress. Some of the recommendations made in its report, if implemented, might result in additional regulation of the gaming industry and could have an adverse effect on the industry and the Company’s proposed development. More recently, Congress has considered the legalization of internet gaming. The effects of legalizing internet gaming on the casino industry in general and on the Company’s proposed operation, are unknown.

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

Gaming Site Approval

With respect to gaming site approval, approval constitutes only the Commission’s finding that the location complies with applicable gaming laws and regulations. Gaming site approval does not entitle the recipient to proceed with development, nor does it constitute a license to engage in gaming or a right to a gaming license. Gaming site approval is a revocable privilege and no holder acquires any vested right therein. The Mississippi Gaming Commission reserves the right to revoke any site approval should the circumstances change that would make the site illegal or unsuitable.

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

Commission approval requires that the facility include a 500 car, or larger parking facility in close proximity to the casino complex and infrastructure facilities which will amount to at least 100% of the higher of the appraised value or construction cost of the casino. Such infrastructure shall include any of the following: 250 room, or larger hotel of at least a two star rating as defined by the current edition of the Mobil Travel Guide, a theme park, golf course, marinas, tennis complex, entertainment facilities, or any other such facility as approved by the Commission as infrastructure. Infrastructure facilities are not such items as parking facilities, roads, sewage and water systems, or civic facilities normally provided by cities and/or counties. The Commission may, in its discretion, reduce the number of rooms required, where it is shown to the Commission’s satisfaction that sufficient rooms are available to accommodate the anticipated visitor load. Parking spaces may also be reduced as needed for small casinos, provided that the 100% infrastructure requirement is otherwise met. The qualifying infrastructure must be owned or leased by (i) the holder of the site approval, or (ii) an affiliated company of the holder of the site approval where both the affiliated company and the holder of the site approval have identical direct or indirect equity ownership.

In cases where casinos that are not in operation are purchased which do not meet the parking and infrastructure requirements subsequent to February 20, 1999, the infrastructure requirement will be calculated on the higher of the appraised value of the casino barge or acquisition cost of the casino barge. For the purpose of determining compliance with this regulation, the Commission will, in its discretion, determine a fair and equitable method for calculating the construction cost of new casinos and acquisition costs for existing casinos. This regulation applies to any new applicant for a gaming license for a new gaming facility and to the acquisition or purchase of a licensee for which gaming operations have ceased prior to the time of acquisition or purchase. This regulation does not apply to any licensee who has been licensed by the Commission or received a finding of site suitability from the Commission, prior to February 20, 1999 (or to any such licensee upon any licensing renewal after such date). For purposes of complying with this regulation, the appraised value of any casino will be determined by an appraisal completed by an appraiser approved by the Executive Director of the Commission prior to the appraisal. The Commission may require more than one appraisal and may obtain its own appraisal with the reasonable cost of same to be paid by the applicant.

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

License Fees and Taxes

License fees and taxes are payable to the State of Mississippi and to the counties and cities in which the Mississippi Gaming Subsidiary’s respective operations will be conducted. The license fee payable to the State of Mississippi is based upon “gaming receipts”, which are generally defined as gross receipts less payouts to customers as winnings and equals 4% of gross revenue of $50,000 or less per calendar month, plus 6% of gross revenue over $50,000 and less than $134,000 per calendar month, plus 8% of gross revenue over $134,000 per calendar month. License fees paid in any taxable year are allowed as a credit against the Mississippi State income tax liability of a licensee for that taxable year. In addition, a licensee must pay a $5,000 annual license fee and an annual fee based upon the number of games it operates. In addition to state gaming license fees or taxes, a municipality or county may impose a gross revenue fee upon a licensee based on all gaming receipts derived from the establishment equal to approximately 4%. Certain local and private laws of the State of Mississippi may impose fees or taxes in addition to the fees described above.

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

COMPETITION

There is intense competition in the Mississippi market in which the Company intends to operate and in surrounding markets. The Company will compete directly with other existing gaming facilities located in Mississippi and in bordering states, including Louisiana. The Company will also be competing directly and indirectly, with gaming facilities throughout the United States and throughout the world as well as with Native American gaming operations which enjoy certain tax advantages. The Company expects this competition to increase as new gaming operators enter these markets, existing competitors expand their operations, gaming activities expand in existing jurisdictions, and gaming is legalized in new jurisdictions and/or on the internet. Assuming it is successful in developing a destination casino resort, the Company will also be competing with other forms of gaming and entertainment, including but not limited to, bingo, online computer gambling, pull tab games, card parlors, sports-book operations, pari-mutuel betting, dog racing, lotteries, jai-alai, video lottery terminals, and video poker terminals. The following chart identifies casinos which are located in Mississippi and with which the Company will compete. The information contained in the chart is based on quarterly survey information of the Mississippi Gaming Commission for the period October 1, 2010 through December 31, 2010.

Name of Facility	Gaming Square Footage	Number of Slots	Number of Tables	Proximity in Miles to Diamondhead
MISSISSIPPI:
Coastal Region
Beau Rivage	76,715	2,022	88	35
Boomtown	51,665	1,182	18	33
Grand Casino	28,785	830	31	36
Hard Rock	53,800	1,268	52	35
Hollywood	58,500	1,235	22	12
Imperial Palace	75,790	1,897	62	33
Island View Casino	82,935	1,848	47	23
Isle of Capri	57,252	1,218	27	37
New Palace Casino	26,260	773	15	33
Silver Slipper	36,826	966	26	15
Treasure Bay	24,557	803	22	31
North River Region
Bally’s	46,536	1,183	16	300
Fitzgerald’s	38,088	1,256	40	300
Gold Strike	50,486	1,326	55	300
Grand Casino	136,000	1,373	54	300
Hollywood	55,000	1,229	26	300
Horseshoe	63,000	1,568	66	300
Isle of Capri – Lula	63,500	1,212	17	289
Resorts	35,000	1,055	13	300
Sam’s Town	66,000	1,302	30	300
Sheraton	32,800	802	24	300
South River Region
Ameristar	72,210	1,557	32	163
Diamond Jacks	32,000	794	18	163
Harlow’s	33,000	847	15	232
Horizon	12,613	386	6	163
Isle of Capri - Natchez	17,634	618	10	145
Jubilee	28,500	467	7	232
Lighthouse	22,000	542	—	232
Rainbow	25,000	761	6	163
River Walk	25,000	748	19	163
Mississippi State Totals	1,427,452	33,068	864

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

The gaming industry is characterized by intense competition. Many companies, with which the Company will compete, are substantially larger and have significantly greater resources than the Company. Furthermore, it is likely that other competitors will emerge in the future. More recently, Congress has considered the legalization of internet gaming. The effects of legalizing internet gaming on the casino industry in general and on the Company’s proposed operation, are unknown.

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

The Company incurs ongoing expenses but has no current revenue and no revenue stream with which to pay ongoing expenses. The Company will not have any revenue stream unless the Company is able to successfully develop its Diamondhead property or generate cash prior to development of the property or the sale of parts or all of the property. The Company’s inability to raise cash to pay its expenses could adversely affect its ability to continue in the future. Current economic conditions in the casino industry, as well as tight credit markets in general, could adversely affect the Company’s ability to obtain reasonable financing for development of the Diamondhead property. As of the date of this report, the Company has limited cash resources available to it. In addition, our auditors have expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report of our attached consolidated financial statements for the year ended December 31, 2010. The market price of the Company’s common stock may be highly volatile. Announcements by the Company and its competitors may lead to wide swings in the market price of the common stock.

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

There is no debt and there are no liens on the property. The Company believes the property is adequately insured.

OFFICES AND STORAGE FACILITIES

The Company leases office space in Largo, Florida and storage facilities in Madeira Beach, Florida on a month-to month basis.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	2010		2009
	High	Low	High	Low
First Quarter	$1.14	$.50	$.85	$.23
Second Quarter	1.00	.59	1.34	.36
Third Quarter	.79	.48	1.03	.70
Fourth Quarter	1.03	.48	.90	.45

On March 8, 2011, there were 867 registered holders of record of the Common Stock of the Company.

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

The Company has had no operations since the sale of its gaming vessels, which occurred between 1999 and 2000. Since that time, the Company has concentrated on development of its Diamondhead, Mississippi property. The table below depicts the key items which have contributed to the Company’s financial results over the last five years:

	2010	2009	2008	2007	2006
Operating Expenses	$818,130	$956,605	$1,049,561	$1,182,092	$1,655,473
Stock-Based Compensation	206,959	25,133	2,072,927	—	1,238,348
Amortization of Debt Discount	713,699	18,075	—	—	—
Interest Expense	134,190	70,652	6,460	—	—
Net (Loss)	(1,872,510)	(1,068,440)	(3,124,574)	(1,155,487)	(1,649,832)
Loss per Share – Basic and Fully Diluted	$(.058)	$(.035)	$(.096)	$(.038)	$(.055)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company has incurred continued losses over the past several years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company incurred a loss applicable to common shareholders of $1,974,110 and $1,170,040 for the years ending December 31, 2010 and 2009 respectively and expects continued losses for the foreseeable future. Those losses were impacted by stock-based compensation expense in the amounts of $206,959 and $25,133 recorded for the years ending December 31, 2010 and 2009 respectively. General and administrative expenses incurred totaled $699,697 and $846,306 for the years ending December 31, 2010 and 2009 respectively. The table below depicts the major categories comprising those expenses:

DESCRIPTION	12/31/2010	12/31/2009
Payroll and Related Taxes	$458,157	$562,503
Legal, Audit and Other Contracted Services	139,818	139,859
Rents and Insurances	32,986	44,510
Telephone, Office and Other Expenses	68,736	99,434

Total General and Administrative Expenses	$699,697	$846,306

The Company has generated no operating revenues since it ended its gambling cruise ship operations in 2000 and has had to rely on alternative means to raise capital to meet its financial obligations. In prior years, the Company was able to sustain its cash position and continue to satisfy its ongoing expenses through the sale of common stock formerly held in treasury and receipt of cash from the exercise of options and warrants to purchase common stock. In 2008, the Company entered into two promissory notes with two Directors of the Company yielding proceeds of $205,000, received $75,000 from the exercise of options to purchase 100,000 shares of common stock, and obtained a Line of Credit from an unrelated third party investor in the total amount of $1,000,000, which the company has fully utilized.

In 2010, pursuant to a Private Placement Memorandum dated March 1, 2010, the Company offered Units consisting of an unsecured, convertible promissory note in the principal amount of $25,000 together with a five year Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Promissory Notes bear interest at 12% per annum and are convertible into 50,000 shares of common stock of the Company. During the offering period which terminated June 29, 2010 pursuant to its terms, the Company raised $475,000 from the sale of units of which $25,000 was purchased by a Director of the Company.

In 2010, pursuant to a second Private Placement Memorandum dated October 25, 2010, the Company offered Units consisting of an unsecured, convertible promissory note in the principal amount of $25,000 together with a five year Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Promissory Notes bear interest at 9% per annum and are convertible into 50,000 shares of common stock of the Company. The offering of Units will terminate upon the earlier of: (a) the sale of 30 Units, or (b) April 30, 2011, unless extended without notice by us for up to two additional 30-day periods. As of December 31, 2010, the Company had accepted subscriptions totaling $212,500 from unrelated accredited investors and was holding an additional $250,000 in escrow pending the acceptance of an additional ten Units. Subsequent to the balance sheet date, the Company escrowed another $25,000 pending an acceptance of one more Unit. Those Units, which totaled $275,000, were accepted subsequent to December 31, 2010.

The Company has been using the proceeds from these offerings to pay certain current liabilities, to pay partial accrued, but unpaid salaries, for general corporate purposes and working capital, and to sustain the Company while it seeks additional financing. At December 31, 2010, the Company had available cash on hand totaling $98,855 and accounts payable and accrued expenses totaling $552,443. The Company has been able to sustain itself by deferring payment of certain expenses, including some compensation of Executive Officers.

On January 31, 2011, the Company issued a total of 39,194 shares of common stock to satisfy unpaid Preferred Series S and Preferred Series S-NR dividends in the amount of $30,000 due for the third and fourth quarter of 2010 and 10,197 shares of common stock to satisfy unpaid Preferred Series S-PIK dividends in the amount of $10,400 due for the fourth quarter of 2010. Dividends on the Preferred Series S and Preferred Series S-NR stock are required to be paid in cash. However, the preferred shareholder has agreed to accept shares of common stock in lieu of cash dividends until such time as the Company has sufficient funds to pay said dividends in cash. At the date of this report, no dividends remain unpaid or in arrears for 2010.

On December 15, 2010, the Company announced that it had entered into a Letter of Intent (“LOI”) with Phoenix Gaming and Entertainment, LLC. Under the LOI, Phoenix proposes to purchase 25 acres of land for $1 million per acre to be used, in part, for the construction of a casino. DHCC has agreed to give Phoenix an additional 15 acres of land to be used for the construction of roadways and right-of-way requirements, greenery, buffering, on-site mitigation and/or the footprint for a possible parking garage. Under the LOI, DHCC retains the right to construct its own casino on the remaining land, but Phoenix gets the right of first refusal with respect to any additional, future gaming development by other parties on the property. The LOI is a non-binding agreement and unless and until DHCC and Phoenix sign a Definitive Agreement, the relationship between the parties will be non-exclusive and DHCC shall be free to continue discussions with other interested parties. The LOI was originally scheduled to automatically terminate on January 31, 2011 if no Definitive Agreement was in place. The Company agreed, at the request of Phoenix, to extend this termination date to April 1, 2011.

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

Related Parties

The Company has agreements with various current Officers and Directors which is providing or would give rise to payment of a fee under certain conditions as follows:

The Company has agreements with Directors Harrell, Harrison and Blount in the event they are successful in obtaining funding for the Company and/or its Diamondhead project. The Company has agreed to pay a commission equal to one percent (1%) of the amount of any debt financing obtained and a commission of between one and one-half percent (1.5%) and four percent (4%) of the amount of any equity investment obtained in connection with the development of the Diamondhead property as a result of their efforts. The Company has agreed to pay a commission equal to six percent (6%) of the gross sales price for property sold or for any loan or line of credit that does not require that the property be pledged as security for a loan. In the event a loan or line of credit requires that the property be pledged as security, the commission would be reduced to three percent (3%). Payment of any commission is contingent on the signing of a loan and/or equity agreement, sales agreement, and/or joint venture agreement acceptable to the Company and payment of the loan proceeds, sales proceeds, or equity financing by the entity or person brought to the deal. The commission due will be paid at Closing out of monies paid and upon receipt of good funds. If funds are received periodically, the commission due will be paid periodically upon receipt of said funds by the Company. The Company agreed that Mr. Blount may elect to convert a maximum of $750,000 of any commission due him into common shares at $ .75 per share.

Other

The Company has agreements with unrelated persons and entities who would be entitled to substantial commissions if the Company enters into a financial agreement relating to the development of its Diamondhead property as a result of their efforts.

Critical Accounting Policies

Impairment of Long-Lived Assets

In accordance with generally accepted accounting principles, the Company currently carries the Diamondhead, Mississippi property on its balance sheet at cost in the amount of $5,476,097 and has tested this carrying value for impairment. In the opinion of management, the carrying value is not in excess of the estimated fair value of the property.

The Diamondhead, Mississippi property was last appraised on or about August 4, 2003, at $108,900,000. The appraisal was subject to certain material assumptions and was predicated on the site being fully permitted and zoned as a legally permissible, water-based casino site. In addition, the Company rejected an offer to purchase the entire 404 acre site for $100 million in July 2007. Management of the Company stays informed of property values in close proximity to the Company’s Diamondhead, Mississippi property and, based on Level 2 observations as described in ASC Topic 820, “Fair Value Measurements and Disclosures,” the fair value of the land held for development exceeds the carrying value of $5.5 million. Therefore, no impairment exists at December 31, 2010.

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

Stock Based Compensation Expense

The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 718 “Compensation–Stock Compensation” which requires the measurement and recognition of compensation expense for all share-based payment awards either modified or granted to employees and directors based upon estimated fair values. In October 2010, the Company modified vested, unexercised, outstanding option grants originally issued in October 2005 resulting in a net loss applicable to common shareholders for the year ending December 31, 2010 being $206,959 higher than if the Company had not modified the terms of those options. The impact on basic and diluted loss per share for the year ended December 31, 2010 was an increase of $.006 per share. In June 2009, the Company modified vested, outstanding option grants originally issued in 2004 resulting in a net loss applicable to common stockholders for the year ended December 31, 2009 being $25,133 higher than if the Company had not modified the terms of those option grants. The impact on basic and diluted loss per share for the year ended December 31, 2009 was an increase of $.001 per share.

The Black-Scholes option-pricing model, consistent with the provisions of ASC Topic 718, was used to determine the fair value of each option modified. The valuation was determined using the following weighted-average assumptions shown in the table below.

	2010	2009
Dividend Yield	0%	0%
Expected Volatility	90.28%	89.49%
Expected Option Life (years)	5	3.1
Average Risk-Free Interest Rate	1.20%	2.03%

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

Fair Value Measurements

The Company follows the provisions of Accounting Standards Codification (“ASC) Topic 820 “Fair Value Measurements,” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. The standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.

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

The Chief Executive Officer and the Chief Financial Officer conducted an evaluation of the effectiveness of internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the year ending December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A. Directors and Officers:

The current directors and officers of the Company and their titles are as follows:

Name	Age	Title
Deborah A. Vitale	60	Chairman of the Board, President, Chief Executive Officer, Treasurer
Gregory A. Harrison	66	Director, Vice President, Secretary
Frank E. Williams, Jr.	76	Director
Benjamin J. Harrell	57	Director
Martin C. Blount	48	Director
Carl D. Stevens	64	Director
W. Austin Lewis	34	Director
Robert Zimmerman	61	Chief Financial Officer

Directors elected to office have terms which extend to the next annual meeting of shareholders.

DEBORAH A. VITALE has served as President, Chief Executive Officer and Treasurer of the Company since February 1998 and has served as Chairman of the Board of the Company since March 1995. As President and CEO, Ms. Vitale was responsible for all phases of the day-to-day operations of four casino ships sailing out of three Florida ports into international waters and for the management and supervision of hundreds of ship-based and land-based employees. Ms. Vitale served as Secretary of the Company from November 1994 until July 2002. She has been a Director of the Company since December 1992. On February 14, 1997, Ms. Vitale was appointed Chairman of the Board of Directors of Casino World, Inc. and Chairman of the Board of Directors of Mississippi Gaming Corporation, each a subsidiary of the Company. On September 2, 1997, Ms. Vitale was appointed President of Casino World, Inc. and Mississippi Gaming Corporation. Ms. Vitale is a trial attorney with over twenty-five years of experience handling complex civil litigation. Ms. Vitale is licensed to practice law in Maryland, Virginia and Washington, D.C.

GREGORY A. HARRISON, Ph.D., P.E., was elected a Director of the Company on February 20, 1998. Dr. Harrison was appointed Vice-President of the Company on July 18, 2002 and was appointed Secretary of the Company on July 25, 2002. Dr. Harrison is a consulting forensic engineer with forty years of diversified fire protection/safety/project engineering experience with NASA, DOD, NBS, NRC, ARAMCO, and Tenera, L.P. Dr Harrison is licensed in six states and, effective August 27, 2004, became a Professional Engineer licensed to practice in the state of Mississippi. Dr. Harrison has qualified as an expert witness in various courts in ten states. Dr. Harrison is a partner of Master Jin Kim of Champion Martial Arts, Inc., in the development of an internet martial arts school. Dr. Harrison received a B.S. degree in Fire Protection Engineering from the University of Maryland, an M.S. degree in Civil Engineering from the University of Maryland, an M.S. degree in Engineering Administration from George Washington University and a Ph.D. in Safety Engineering from Kennedy-Western University. Dr. Harrison has held a top secret security clearance with the U.S. Department of Energy, the U.S. Nuclear Regulatory Commission, and the Department of Defense. Dr. Harrison has served on the Board of Directors of Data Measurement Corporation and was an Advisory Board member of United Bank and First Patriot National Bank.

FRANK E. WILLIAMS, JR. was elected a Director of the Company on July 3, 2002. Since 1969, Mr. Williams has served as Chairman and principal owner of the Board of Williams Enterprises of Georgia, Inc., a holding company controlling six subsidiaries active in various facets of the steel industry. Since 1995, he has also served as Chairman, CEO, and a fifty percent owner of Bosworth Steel Erectors, Inc. of Dallas, Texas, an erector of steel products in the southwestern United States and as Chairman and a major shareholder of Willfab, Inc., a structural steel fabricator located in Cherokee County, Georgia. Mr. Williams is the Managing Partner and principal owner of Industrial Alloy Fabricators, LLC of Richmond, Virginia, a fabricator of alloy plate products for the energy and chemical industries. Mr. Williams continues to serve on the Board of Directors of Williams Industries, Inc., a public company, which owns five subsidiaries active in the steel industry, including Williams Bridge Company, one of the largest fabricators of steel plate for bridge structures in the mid-Atlantic region. He was the company’s founder, served as its President, CEO and Chairman through 1994. Mr. Williams is currently Chairman of the Board of Directors of Kaiser Group Holdings, Inc., a public company (NYSE: KGH). He also serves on the Board of Directors of Verdant Power, Inc. and Global Power Equipment Group, Inc. He is a former Chairman and a current Director of Capital Bank, N.A. He has been appointed by bankruptcy courts as an official representative serving in a pro bono capacity on behalf of investors and debt holders in public companies in bankruptcy. Mr. Williams holds a Bachelor of Civil Engineering degree from the Georgia Institute of Technology.

BENJAMIN J. HARRELL was elected a Director of the Company on July 18, 2002. Mr. Harrell was the founder and served as President and CEO of Pete Fountain Productions, Inc. from 1979 until it was acquired in 1999 by Production Group International, Inc. (“PGI”), a global event communications company, which was subsequently acquired by TBA Global Events, LLC in 2005. Mr. Harrell managed the acquiring company’s business in the New Orleans area. Mr. Harrell currently serves as Head of Operations of Kuoni Destination Management, Inc., which purchased the destination division of TBA Global in February of 2009. Mr. Harrell also currently serves as Vice President of Pete Fountain Entertainment, LLC, which until March 2003 operated one of the largest jazz clubs in New Orleans. Since 1975, Mr. Harrell has served as personal manager for the internationally noted jazz artist, Pete Fountain. Mr. Harrell handles all aspects of Mr. Fountain’s career, including promotion, concerts, personal appearances and commercial endorsements. From 1985 through 2003, Mr. Harrell served as President of Cresent Sound & Light, Inc, a professional sound, lighting, video and staging company for the convention and entertainment industry. Mr. Harrell served as a Director of the New Orleans Metropolitan Convention and Visitors Bureau from 1997 through 1999. On January 15, 2004, Mr. Harrell was elected to the Board of Directors of Mississippi Gaming Corporation, a wholly owned subsidiary of the Company.

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

W. AUSTIN LEWIS IV was elected a Director of the Company on May 12, 2009. Mr. Lewis currently serves as Chief Executive Officer of the Lewis Asset Management Corp., an investment management company headquartered in New York City which he founded in 2004. This entity is the General Partner of the Lewis Opportunity Fund, LP and the LAM Opportunity Fund, Ltd., which together own a significant number of common shares of the Company. From 2003 to 2004, Mr. Lewis was employed at Puglisi & Company, a New York based broker-dealer registered with FINRA, where he served as a registered representative, managed individual client accounts, conducted due diligence for investment banking activities and managed his own personal account. In 2002, Mr. Lewis co-founded Thompson Davis & Company, Inc., a registered broker-dealer headquartered in Richmond, Virginia. From 1998 to 2002, Mr. Lewis was employed by Branch Cabell and Company, Inc. (“Branch Cabell”) in Richmond, Virginia, where he was a registered representative. Following the November 2000 acquisition of Branch Cabell by Tucker Anthony, Incorporated (“Tucker Anthony”), Mr. Lewis served as a Vice-President for Tucker Anthony and subsequently RBC Dain Rauscher, Inc. which acquired Tucker Anthony in August of 2001. Mr. Lewis serves as a Director for MAM Software (OTCBB: MAMS), a company which provides software and information services to the automotive aftermarket, and ViryaNet, Ltd. (OTCBB: VRYAF), a foreign issuer which provides software solutions to optimize business processes for field service management. Mr. Lewis received his Bachelor of Science degree in Finance and Financial Economics from James Madison University in 1998.

MARTIN C. BLOUNT was elected a Director of the Company on June 9, 2010. Mr. Blount is currently a Principal in Blount Asset Management, an asset management firm which handles investments for institutions and high net worth individuals. Mr. Blount also represents professional athletes and is a certified MLB baseball agent. Mr. Blount has been a stock broker and registered investment banker since approximately 1986.

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

The Compensation Committee is composed of three Directors: Benjamin J. Harrell (Chairman), Carl D. Stevens, and Gregory A. Harrison (ex-officio member). The Board of Directors has determined that Mr. Harrell and Mr. Stevens are independent Directors based on the general independence standards adopted by the Board. Mr. Harrison, who serves only in an ex-officio capacity by virtue of his status as a compensated Officer of the Company, is not independent.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon its review of Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, all purchases and sales of stock and all required forms were filed timely by reporting persons during 2010 except as follows:

Gregory A. Harrison, Vice President and a Director of the Company, reported the purchase of a Private Placement Unit consisting of a convertible note and warrant on September 21, 2010 which should have been reported by April 6, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company compensated four employees in 2010, two of whom, the CEO and Vice President, are executive officers of the Company. The Compensation Committee and the Board of Directors monitor and approve compensation paid to executive officers. The CEO determines compensation paid to non-executive personnel.

From time to time, additional compensation has been awarded to executives and employees based on performance. In addition, the Board of Directors has awarded options to purchase common stock of the Company to executive officers and employees of the Company.

CEO Compensation

Since 2007, the Compensation Committee of the Board of Directors has determined Ms. Vitale’s base salary which is $300,000 per annum. Ms. Vitale’s base salary reflects her contribution to the Company in a myriad of corporate roles and responsibilities and more fairly compensates her based upon industry peer review. The Compensation Committee also noted that Ms. Vitale manages the Company’s business without the benefit of any administrative staff normally associated with the management of a publicly-traded company at significant savings to the Company. Since mid November of 2009, due to the Company’s cash position, Ms. Vitale, has from time to time, deferred actual payment of her salary. At December 31, 2010, Ms. Vitale was entitled to cash compensation of $138,457 for services rendered in 2010.

No other additional cash compensation was paid to Ms. Vitale during the two year period ended December 31, 2010.

The following table provides information concerning the compensation of the Chief Executive Officer, Executive Vice President and Chief Financial Officer of the Company during the last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and Occupation	Year	(1) Salary	Bonus	Stock Awards	Option Awards (2)	Non Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Deborah A. Vitale	2010	$300,000	None	None	$155,219	None	None	(3)	$455,219
President	2009	$300,000	None	None	None	None	None	(3)	$300,000
Gregory A. Harrison	2010	$70,000	None	None	$51,740	None	None	(3)	$121,740
Vice President	2009	$70,000	$40,000	None	None	None	None	(3)	$110,000
Robert L. Zimmerman	2010	$65,000	None	None	None	None	None	(3)	$65,000
CFO	2009	$65,000	None	None	$16,755	None	None	(3)	$81,755

(1)

In 2010, Ms. Vitale was paid $161,538 of her salary for 2010 with the remainder deferred to a later date. Mr. Harrison was paid $18,846 of his salary for 2010 with the remainder deferred to a later date. In 2009, Ms. Vitale was paid $276,923 of her salary for 2009 with the remainder paid in 2010. Mr. Harrison was paid $64,615 of his salary for 2009 with the remainder paid in 2010.

(2)

On June 12, 2009, the Board of Directors modified all unexercised option awards originally granted in 2004 by extending the date of expiration for an additional three years from the original date of expiration. An option award to purchase a total of 75,000 shares granted to Mr. Zimmerman in 2004 had expiration dates extended to 2012. On October 25, 2010, the Board of Directors modified all unexercised option awards originally granted in October 2005, by extending the date of expiration for an additional five years from the original date of expiration. Option awards to purchase 450,000 shares granted to Ms. Vitale in 2005 and an option award to purchase a remaining 150,000 shares granted to Mr. Harrison in 2005, had expiration dates extended to 2015.

Reference is hereby made to Note 3, “Summary of Significant Accounting Policies – Stock Based Compensation” in the attached 2010 financial statements, for a determination of the variables used in computing the value of option awards.

(3)

The Europa Cruises Corporation Employee Stock Ownership Plan (“the Plan”) is a defined contribution pension plan funded with common stock of the Company. Ms. Vitale, Mr. Zimmerman and Mr. Harrison are all participants in the Plan. In 2009, the Plan contributed 26,514 shares of common stock to Ms. Vitale’s participant account. In 2009, the Plan contributed 17,797 shares of common stock to Mr. Harrison’s participant account. In 2009, the Plan contributed 18,592 shares of common stock to Mr. Zimmerman’s participant account. The number of shares to be contributed to Plan participants for the year ended December 31, 2010 will be determined following the Trust accounting for that year.

The following tables provide a summary of the outstanding equity awards of the Chief Executive Officer, Executive Vice President and Chief Financial Officer of the Company as well as any exercise of options in 2010.

SUMMARY OF OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexpired Unexercised Options	Option Exercise Price	Option Expiration Date
Deborah A. Vitale	100,000	None	None	2.70	4/13/11
	750,000	None	None	.30	3/11/13
	75,000	None	None	.75	7/23/13
	450,000	None	None	1.25	10/27/15
Gregory A. Harrison	100,000	None	None	2.70	4/13/11
	150,000	None	None	1.25	10/27/15
Robert L. Zimmerman	25,000	None	None	2.70	4/13/11
	50,000	None	None	.72	7/13/12
	15,000	None	None	.75	8/12/13

Stock Awards

Name	Number of Shares or Units Of Stock That Have Not Vested	Market Value of Shares or Units Of Stock That Have Not Vested	Equity Incentive Plan Awards Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Deborah A. Vitale	None	None	None	None
Gregory A. Harrison	None	None	None	None
Robert L. Zimmerman	None	None	None	None

OPTION EXERCISES AND STOCK VESTED IN 2010

	Option Awards		Stock Awards
Name	Number of Shares Acquired On Exercise	Value Realized On Exercise	Number of Shares Acquired On Vesting	Value Realized On Vesting
Deborah A. Vitale	None	None	None	None
Gregory A. Harrison	None	None	None	None
Robert L. Zimmerman	None	None	None	None

Directors’ Compensation

The current members of the Board of Directors are not paid fees for their services as a Director. Directors are reimbursed for certain approved expenses incurred in connection with Company business and for certain approved expenses incurred in connection with attendance at non-telephonic Board meetings and non-telephonic committee meetings. Directors are, from time to time, awarded non-qualified options to purchase common stock of the Company. No cash or equity compensation was awarded to any Director for their services as a Director in 2010.

Other Compensation Arrangements

The Company has agreements with various current Officers and Directors which provides or would give rise to payment of a fee under certain conditions as follows.

The Company paid Gregory A. Harrison, a Director, a fee of 6% of funds received on amounts borrowed pursuant to an unsecured line of credit obtained in October 2008. Pursuant to the terms of the agreement, the Company paid Mr. Harrison a total of $20,000 in 2008 and an additional $40,000 in 2009.

The Company has agreements with Directors Harrell, Harrison and Blount in the event they are successful in obtaining funding for the Company and/or its Diamondhead project. The Company has agreed to pay a commission equal to one percent (1%) of the amount of any debt financing obtained and a commission of between one and one-half percent (1.5%) and four percent (4%) of the amount of any equity investment obtained in connection with the development of the Diamondhead property as a result of their efforts. The Company has agreed to pay a commission equal to six percent (6%) of the gross sales price for property sold or for any loan or line of credit that does not require that the property be pledged as security for a loan. In the event a loan or line of credit requires that the property be pledged as security, the commission would be reduced to three percent (3%). Payment of any commission is contingent on the signing of a loan and/or equity agreement, sales agreement, and/or joint venture agreement acceptable to the Company and payment of the loan proceeds, sales proceeds, or equity financing by the entity or person brought to the deal. The commission due will be paid at Closing out of monies paid and upon receipt of good funds. If funds are received periodically, the commission due will be paid periodically upon receipt of said funds by the Company. The Company agreed that Mr. Blount may elect to convert a maximum of $750,000 of any commission due him into common shares at $ .75 per share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, to the Company’s knowledge, as of February 12, 2011, based on filings with the Securities and Exchange Commission by certain beneficial owners, the beneficial ownership of the outstanding Voting Stock held by (i) each person or entity beneficially owning more than 5% of the shares of any class of Voting Stock, (ii) each director, nominee, and certain executive officers, individually, and (iii) all directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Title of Class	% Of Class		% Voting (1)
Europa Cruises Corporation Employee Stock Ownership Plan Trust (2) 1301 Seminole Boulevard., Suite 142 Largo, Florida 33770	2,784,095	Common	6.36%		6.11%
Deborah A. Vitale (2) (3) Chairman, President, CEO, and Treasurer Chairman, President, and Treasurer of Casino World, Inc. and Mississippi Gaming Corp. 1013 Princess Street Alexandria, Virginia 22314	5,346,853	Common	12.22%		11.73%
Gregory Harrison (4) Director, Secretary, and Vice President 16209 Kimberly Grove Gaithersburg, Maryland 20878	1,577,824	Common	3.61%		3.46%
Benjamin J. Harrell (5) Director 237 N. Peters Street, Fourth Floor New Orleans, Louisiana 70130	500,000	Common	1.14%		1.10%
Frank E. Williams, Jr. (6) Director 2789b Hartland Road Falls Church, Virginia 22043	372,150	Common	.85%		.82%
Carl D. Stevens (7) Director 1753 Highway 42 South Forsyth, Georgia 31029	602,324	Common	1.38%		1.32%
W. Austin Lewis IV (9) 500 5th Avenue, Suite 220 New York, New York 10010	3,617,680	Common	8.27%		7.94%
Serco International Limited (10) P.O. Box 15, A-9010 Klagenfurt, Austria	1,341,449 900,000 926,000	Common S-NR Preferred S- Preferred	3.07 100.00 100.00	% % %	6.95%
Austroinvest International Limited (10) P.O. Box 15, A-9010 Klagenfurt, Austria	1,341,449 900,000 926,000	Common S-NR Preferred S- Preferred	3.07 100.00 100.00	% % %	6.95%

Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Title of Class	% Of Class		% Voting (1)
Ernst G. Walter (10) 14700 Gulf Blvd., Apt.401 Madeira Beach, Florida 33708	1,341,449 900,000 926,000	Common S-NR Preferred S- Preferred	3.07 100.00 100.00	% % %	6.95%
All Directors and Executive Officers as a Group ( 7 persons)	12,016,831		27.46%		26.36%

(1)	Common Stock, Series S-NR Preferred Stock and Series S Preferred Stock have been combined for the purpose of calculating voting percentages.
(2)

The Europa Cruises Corporation Employee Stock Ownership Plan (“ESOP”) was established on August 18, 1994. The Trustee of the ESOP is Deborah A. Vitale, President, CEO, and Chairman of the Board. As of December 31, 2010, 2,295,450 ESOP shares had been released and 2,215,905 ESOP shares had been allocated to participants in the ESOP. The participants in the ESOP are entitled to direct the Trustee as to the manner in which the Company’s allocated shares are voted. The remaining 2,784,095 unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.

(3)

Includes 2,784,095 unallocated common shares of the ESOP Trust; 767,000 shares of Common Stock owned directly by Ms. Vitale; options to purchase 1,375,000 shares of Common Stock; and 420,758 shares of Common Stock, which represent shares of stock held in Ms. Vitale’s fully vested ESOP participant account.

(4)

Includes 1,157,824 shares of Common Stock owned directly by Mr. Harrison; 70,000 shares owned by the Harry and Marie Harrison Trust of which Mr. Harrison is a Co-Trustee; options to purchase 250,000 shares of Common Stock; and a convertible Promissory Note and Warrant to purchase common stock which are convertible or exercisable into a total of 100,000 shares of common stock.

(5)	Includes 400,000 shares of Common Stock owned directly by Mr. Harrell and options to purchase 100,000 shares of Common Stock.
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

(10)

Serco International Limited (f/k/a Serco International Financial Advisory Services, Ltd.) and Austroinvest International Limited are affiliated entities. The Company understands that Dr. Ernst Walter is the sole director of each company. The total beneficial ownership of securities of the Company held by the foregoing and Dr. Walter includes: 1,341,449 shares of Common Stock owned by Serco International Limited; 900,000 shares of Series S-NR Preferred Stock owned by Serco International Limited; and 926,000 shares of Series S Preferred Stock owned by Austroinvest International Limited.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On August 18, 1994, the Company established the Europa Cruises Corporation Employee Stock Ownership Plan (the “ESOP”). The ESOP, which is a qualified retirement plan under the provisions of Section 401(a) of the Internal Revenue Code and an employee stock ownership plan within the meaning of Section 4975(e)(7) of the Internal Revenue Code, was established primarily to invest in stock of the Company. All employees as of December 31, 1994, and subsequent new employees having completed 1,000 hours of service, are eligible to participate in the ESOP. The Company also established a trust called the Europa Cruises Corporation Employee Stock Ownership Plan Trust Agreement, to serve as the funding vehicle for the ESOP. Deborah A. Vitale, CEO, President and Treasurer of the Registrant, is the sole Trustee of the Trust. As of December 31, 2010, 2,295,450 shares of Common Stock had been released and 2,215,905 shares of Common Stock had been allocated to participants in the ESOP. Unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.

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

Meetings of the Board of Directors

The Board of Directors held eleven meetings during 2010 and all current Directors, with the exception of Mr. Williams, attended at least 75% of the meetings held while they served as Directors. Mr. Williams attended eight of the eleven meetings held.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee approved all services provided by the Company’s independent registered public accounting firm, Friedman LLP, for the years ended December 31, 2010 and 2009. The following fees were paid or are payable to Friedman LLP for services in those years:

	2010	2009
Audit Fees	$67,980	$83,580
Audit-Related Fees	10,300	10,300
Tax Fees	0	0
All Other Fees	1,455	0

Total Fees Paid to Friedman LLP	$79,735	$93,880

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

All other fees are comprised of fees for services rendered in connection with responses to comment letters received from the Securities and Exchange Commission regarding prior filings.

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

(c)	10.1	Consulting Agreement between Europa Cruises Corporation and Casinos Austria Maritime Corporation dated September 16, 1994.

(c)	10.1.1	Equipment Lease between Europa Cruises Corporation and Casinos Austria Maritime Corporation dated October 13, 1994.

(c)	10.1.2	Promissory Note payable to Casinos Austria Maritime Corporation dated December 30,1994, and Second Naval Mortgage on the M/V Stardancer.

(c)	10.1.3	Subordination Agreement between Lagoon Cruise Line, Inc., Europa Stardancer Incorporation and Casinos Austria Maritime Corporation.

(a)	10(d)	The Company’s 1988 Stock Option Plan.

(d)	10.5	Promissory Note between Diamondhead Casino Corporation and Gregory Harrison dated March 20, 2008.

(d)	10.5.1	Promissory Note between Diamondhead Casino Corporation and Benjamin Harrell dated March 20, 2008.

(e)	10.6	Term Sheet (Redacted) for $1 Million Line of Credit dated October 22, 2008.

(f)	10.7	Private Placement Memorandum dated March 1, 2010.

(f)	10.7.1	Appendix (C) to Private Placement Memorandum dated March 1, 2010 (Form of Promissory Note).

(f)	10.7.2	Appendix (D) to Private Placement Memorandum dated March 1, 2010 (Form of Warrant).

(f)	10.8	Private Placement Memorandum dated October 25, 2010.

(f)	10.8.1	Appendix (C) to Private Placement Memorandum dated October 25, 2010 (Form of Promissory Note).

(f)	10.8.2	Appendix (D) to Private Placement Memorandum dated October 25, 2010 (Form of Warrant).

Index to Exhibits

(a)	Previously filed as an exhibit to the Company’s Registration Statement No. 33-26256-A and incorporated by reference.

(b)	Previously filed as an exhibit to the Company’s Form S-2 Registration Statement dated August 26, 1992 and incorporated by reference.

(c)	Previously filed as an exhibit to the Company’s S-2 Registration Statement (No. 33-89014) filed January 31, 1995 and incorporated by reference.

(d)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated by reference.

(e)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference.

(f)	Attached as Exhibits to this Form 10-K.

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

DIAMONDHEAD CASINO CORPORATION

March 23, 2011		/S/ DEBORAH A. VITALE
	By:	Deborah A. Vitale, President

/S/ ROBERT ZIMMERMAN
	By:	Robert Zimmerman, Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/S/ DEBORAH A.VITALE	March 23, 2011
President and Chairman of the Board

/S/ GREGORY A. HARRISON	March 23, 2011
Corporate Secretary and Director

/S/ FRANK E. WILLIAMS, JR.	March 23, 2011
Director

/S/ BENJAMIN J. HARRELL	March 23, 2011
Director

/S/ CARL D. STEVENS	March 23, 2011
Director

/S/ MARTIN C. BLOUNT	March 23, 2011
Director

/S/ W. AUSTIN LEWIS IV	March 23, 2011
Director

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

Diamondhead Casino Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Diamondhead Casino Corporation and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamondhead Casino Corporation and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has incurred significant recurring net losses over the past few years. In addition, the Company has no operations, except for its efforts to develop the Diamondhead, Mississippi property. Such efforts may not contribute to the Company’s cash flows in the foreseeable future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence is dependent upon its ability to raise the necessary capital with which to satisfy liabilities, fund future costs and expenses and develop the Diamondhead, Mississippi property. Management’s plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Friedman LLP

New York, New York

March 23, 2011

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS
Current assets
Cash	$98,855	$42,410
Cash – Restricted in Escrow	250,000	—
Other Current Assets	13,593	16,154

Total current assets	362,448	58,564
Land held for development (Note 3)	5,476,097	5,409,913
Deferred financing costs (net of amortization of $21,264 in 2010 and $11,550 in 2009)	17,830	27,544
Other assets	80	80

	$5,856,455	$5,496,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Note Payable – Other	$—	$8,538
Deposits Held in Escrow	250,000	—
Accounts payable and accrued expenses	552,443	269,782

Total current liabilities	802,443	278,320
Long-Term Debt (net of unamortized discount of $48,043 in 2010 and $74,242 in 2009)	1,639,457	925,758
Commitments and contingencies (Notes 3 and 7)
Stockholders’ equity (Note 4)
Preferred stock, $.01 par value; shares authorized 5,000,000, outstanding 2,086,000 in 2010 and 2009 (aggregate liquidation preference of $2,519,080 in 2010 and 2009).	20,860	20,860
Common stock, $.001 par value; shares authorized 50,000,000, Issued: 37,030,339 in 2010, 36,804,486 in 2009, outstanding: 34,275,442 in 2010, 33,970,045 in 2009.	37,030	36,805
Additional paid-in capital	34,609,390	33,631,573
Unearned ESOP shares	(4,032,486)	(4,151,086)
Accumulated Deficit	(27,212,580)	(25,238,470)
Treasury stock, at cost, 50,346 shares	(7,659)	(7,659)

Total stockholders’ equity	3,414,555	4,292,023

	$5,856,455	$5,496,101

See the accompanying notes to these consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS

YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
COSTS AND EXPENSES
Administrative and General	$699,697	$846,306
Stock-based Compensation	206,959	25,133
Depreciation and Amortization (Note 3)	9,714	9,714
Other	108,719	100,585

	1,025,089	981,738

OTHER INCOME (EXPENSE)
Interest Earned on Invested Cash	468	2,025
Amortization of Debt Discount	(713,699)	(18,075)
Interest Expense	(134,190)	(70,652)

	(847,421)	(86,702)

NET LOSS	(1,872,510)	(1,068,440)

PREFERRED STOCK DIVIDENDS	(101,600)	(101,600)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(1,974,110)	$(1,170,040)

Net loss per common share, basic and diluted	$(.058)	$(.035)

Weighted average number of common shares outstanding	34,151,394	33,905,757

See the accompanying notes to these consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Preferred Stock
Balance January 1	$20,860	$20,860

Balance December 31	$20,860	$20,860

Common Stock
Balance January 1	$36,805	$36,732
Purchase of Land	108	—
Issued for Services	2	20
Preferred Stock Dividends	115	53

Balance December 31	$37,030	$36,805

Additional Paid-In Capital
Balance January 1	$33,631,573	$33,544,516
ESOP Compensation	(54,566)	(61,925)
Purchase of Land	64,892	—
Issuance of Stock Warrants	687,500	—
Shares Issued for Services	1,547	13,080
Stock-based Awards	206,959	94,355
Preferred Stock Dividends	71,485	41,547

Balance December 31	$34,609,390	$33,631,573

Unearned ESOP Shares
Balance January 1	$(4,151,086)	$(4,269,687)
ESOP Compensation	118,600	118,601

Balance December 31	$(4,032,486)	$(4,151,086)

Accumulated (Deficit)
Balance January 1	$(25,238,470)	$(24,068,430)
Preferred Stock Dividends	(101,600)	(101,600)
Net Loss for Year	(1,872,510)	(1,068,440)

Balance December 31	$(27,212,580)	$(25,238,470)

Treasury Stock
Balance January 1	$(7,659)	$(7,659)

Balance December 31	$(7,659)	$(7,659)

Total Stockholders Equity	$3,414,555	$4,292,023

See the accompanying notes to these consolidated financial statements

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
OPERATING ACTIVITIES
Net loss	$(1,872,510)	$(1,068,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,714	9,714
ESOP provision	64,034	56,676
Write off of long term receivable	—	26,434
Issuance of stock-based compensation	206,959	25,133
Amortization of loan discount	713,699	18,075
Common stock issued for services	1,549	—
Decrease in:
Other current assets	2,561	6,314
Increase in:
Accounts payable and accrued expenses	267,661	63,998

Net cash used in operating activities	(606,333)	(862,096)

INVESTING ACTIVITIES
Purchase of land held for development	(1,184)	—

Net cash used in investing activities	(1,184)	—

FINANCING ACTIVITIES
Proceeds from Private Placements	687,500	—
Proceeds from Line of Credit	—	700,000
Proceeds from short term note	—	8,538
Payment of Note payable to Director	—	(55,000)
Payment of short term note	(8,538)	—
Restricted Cash in Escrow	250,000	—
Deposits Held in Escrow	(250,000)	—
Payment of preferred stock dividends	(15,000)	(45,000)

Net cash provided by financing activities	663,962	608,538

Net increase (decrease) in cash	56,445	(253,558)
Cash beginning of year	42,410	295,968

Cash end of year	$98,855	$42,410

See the accompanying notes to these consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

Diamondhead Casino Corporation and Subsidiaries (the “Company”) owns a total of approximately 404.5 acres of unimproved land in Diamondhead, Mississippi on which it plans, in conjunction with one or more partners, to construct a casino resort and hotel and associated amenities. The Company was originally formed to principally own, operate and promote gaming vessels offering day and evening cruises in international waters.

2.	Liquidity and Going Concern

The consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred continued losses over the past several years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company incurred a loss applicable to common shareholders of $1,974,110 and $1,170,040 for the years ending December 31, 2010 and 2009 respectively and projects continued losses for the foreseeable future.

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

In 2010, pursuant to a Private Placement Memorandum dated March 1, 2010, the Company offered Units consisting of an unsecured, convertible promissory note in the principal amount of $25,000 together with a five year Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Promissory Notes bear interest at 12% per annum and are convertible into 50,000 shares of common stock of the Company. During the offering period which terminated June 29, 2010 pursuant to its terms, the Company raised $475,000 from the sale of units of which $25,000 was purchased by a Director of the Company.

Pursuant to a second Private Placement Memorandum dated October 25, 2010, the Company offered Units consisting of an unsecured, convertible promissory note in the principal amount of $25,000 together with a five year Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Promissory Notes bear interest at 9% per annum and are convertible into 50,000 shares of common stock of the Company. The offering of Units will terminate upon the earlier of: (a) the sale of 30 Units, or (b) April 30, 2011, unless extended without notice by us for up to two additional 30-day periods. As of December 31, 2010, the Company had accepted subscriptions totaling $212,500 from unrelated accredited investors and was holding an additional $250,000 in escrow contingent upon the acceptance of an additional ten Units. Subsequent to the balance sheet date, the Company escrowed another $25,000 contingent upon the acceptance of one more Unit.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Liquidity and Going Concern (continued)

The Company has been using the proceeds from these offerings to pay certain current liabilities, to pay partial accrued, but unpaid salaries, for general corporate purposes and working capital, and to sustain the Company while it seeks additional financing. At December 31, 2010, the Company had available cash on hand totaling $98,855 and accounts payable and accrued expenses totaling $552,443. The Company has been able to sustain itself by deferring payment of certain expenses, including partial compensation of Executive Officers.

On December 15, 2010, the Company announced that it had entered into a Letter of Intent (“LOI”) with Phoenix Gaming and Entertainment, LLC. Under the LOI, Phoenix proposes to purchase 25 acres of land for $1 million per acre to be used, in part, for the construction of a casino. DHCC has agreed to give Phoenix an additional 15 acres of land to be used for the construction of roadways and right-of-way requirements, greenery, buffering, on-site mitigation and/or the footprint for a possible parking garage. Under the LOI, DHCC retains the right to construct its own casino on the remaining land, but Phoenix gets the right of first refusal with respect to any additional, future gaming development by other parties on the property. The LOI is a non-binding agreement and unless and until DHCC and Phoenix sign a Definitive Agreement, the relationship between the parties will be non-exclusive and DHCC shall be free to continue discussions with other interested parties. The LOI was originally scheduled to automatically terminate on January 31, 2011 if no Definitive Agreement was in place. The Company agreed, at the request of Phoenix, to extend this termination date to April 1, 2011.

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

Reclassification

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash balances in banks are insured by the Federal Deposit Insurance Corporation subject to certain limitations. For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Land Held for Development

Land held for development is carried at cost. Costs directly related to site development, such as licensing, permitting, engineering, and other costs, are capitalized.

Land development costs, which have been capitalized, consist of the following:

Land under development	$4,934,323
Licenses	77,000
Engineering and costs associated with permitting	464,774

$5,476,097

Fair Value Measurements

The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurements” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. The standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. No impairment existed as of December 31, 2010.

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

Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan (ESOP) covering substantially all employees with one or more years of service, financed by employer loans. Compensation expense is measured at the current market price of shares committed for release and such shares constitute outstanding shares for earnings per share computations. As the loans are repaid, shares are released from the ESOP and allocated to qualified employees based upon the proportion of payments made during the year to the remaining amount of payments due on the loans through maturity. Dividends, if any, are treated as follows:

(1) stock dividends on shares allocated to participant accounts shall be credited to the participant account when paid; and (2) cash dividends on shares allocated to participant accounts shall, at the discretion of the Administrator, be credited to the participants’ Other Investment Account or be used to reduce the indebtedness to the Company, in which case, shares bearing an equal value to the cash dividend would be allocated to participant accounts. The Company has not paid any dividends on its common stock.

Income Taxes

Under the asset and liability method of ASC Topic 740, “Accounting for Income Taxes,” deferred tax liabilities and assets are recognized for future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of assets and liabilities. A valuation allowance is recorded to reflect the uncertainty of realization of deferred tax assets.

The Company follows the provisions of ASC Topic 740, “Accounting for Uncertainty in Income Taxes.” The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this standard, an entity may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The standard also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. The Company does not have a liability for unrecognized tax benefits.

The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2006. During the periods open to examination, the Company has net operating loss (“NOL”) carryforwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOL carryforwards may be utilized in future periods, they remain subject to examination until they expire.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2010 and 2009, the Company has no accrued interest or penalties related to uncertain tax positions.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (continued)

Net Loss per Common Share

Basic earnings/(loss) per share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings/ (loss) per share is calculated by using the weighted average number of common shares outstanding, plus other potentially dilutive securities. Common shares outstanding consist of issued shares, including allocated and committed shares held by the ESOP trust, less shares held in treasury. Dilutive securities included stock purchase options, convertible preferred stock, convertible promissory notes and warrants totaling 5,625,000 for the year ended December 31, 2010 and 3,400,000 for the year ended December 31, 2009. The foregoing is excluded from diluted net loss per share as their effect would be antidilutive.

Segment Information

Operating segments are components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company currently operates solely in one segment, development of land, which relates to planned future operations.

Stock Based Compensation

The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 718 “Compensation – Stock Compensation” which requires the measurement and recognition of compensation expense for all share-based payment awards either modified or granted to employees and directors based upon estimated fair values. In October 2010, the Company modified vested, unexercised, outstanding option grants originally issued in October 2005 resulting in a net loss applicable to common shareholders for the year ending December 31, 2010 being $206,959 higher than if the Company had not modified the terms of those options. The impact on basic and diluted loss per share for the year ended December 31, 2010 was an increase of $.006 per share. In June 2009, the Company modified vested, outstanding option grants originally issued in 2004 resulting in a net loss applicable to common stockholders for the year ended December 31, 2009 being $25,133 higher than if the Company had not modified the terms of those option grants. The impact on basic and diluted loss per share for the year ended December 31, 2009 was an increase of $.001 per share.

In determining the fair value of each option modified, the Black-Scholes option-pricing model, consistent with the provisions of ASC Topic 718, was used. The valuation was determined using the following weighted-average assumptions shown in the table below.

	2010	2009
Dividend Yield	0%	0%
Expected Volatility	90.28%	89.49%
Expected Option Life (years)	5	3.1
Average Risk-Free Interest Rate	1.20%	2.03%

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (continued)

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

New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-0, “Improving Disclosures about Fair Value Measurements” (the “Update”). The Update provides amendments to FASB Accounting Standards Codification (“ASC”) 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, the Update requires entities to separately present information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for the Company in 2010 and the disclosures related to Level 3 fair value measurements are effective for the Company in 2011. The Update requires new disclosures only and will have no impact on the Company’s consolidated financial position, results of operations, or cash flows.

4.	Notes Payable to Directors

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

5.	Long-Term Debt

Line of Credit

On October 23, 2008, the Company entered into an agreement with an unrelated third party for an unsecured Line of Credit up to a maximum of $1,000,000. The Line of Credit provided for funds to be drawn as needed and carries an interest rate on amounts borrowed of 9% per annum, originally payable quarterly based on the prorata number of days outstanding. All funds originally advanced under the facility are due and payable by November 1, 2012. As an inducement to provide the facility, the lender was awarded an immediate option to purchase 50,000 shares of common stock of the Company at $1.75 per share. In addition, the lender has an option to purchase a maximum of 250,000 additional shares of common stock of the Company at $1.75 per share based on the proportion that the amount borrowed bears to the $1,000,000 Line of Credit. The options expire on the earlier of November 1, 2012 or following repayment in full by the Company of the amount borrowed.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Long-Term Debt (continued)

Line of Credit (continued)

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

As of December 31, 2009, the Company had borrowed all of the $1,000,000 available to it under the Line of Credit. In addition, the Company and the lender had verbally agreed that payment of all interest accrued subsequent to June 30, 2009 would be deferred until the date payment in full is due. The lender is now deceased and it is unclear if his estate will honor that verbal agreement. If it is not honored, the Company could be considered to be in default for non-payment of interest due on the note which totaled $133,668 at December 31, 2010. All interest accrued and payable prior to June 30, 2009 has been paid.

The Company valued the first option to purchase 50,000 shares of common stock at $39,094 using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of zero, expected volatility of 69.88%, expected life of 4.02 years and average risk-free interest rate of 1.76%. The value of this option is recorded as deferred financing cost and will be amortized over the expected life of the debt. Deferred financing cost amortization amounted to $9,714 for the year ended December 31, 2010.

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

Line of Credit (continued)

Amortization of debt discount applicable to the Line of Credit amounted to $26,199 and $18,075 for the years ended December 31, 2010 and 2009.

Convertible Notes and Warrants

Pursuant to a Private Placement Memorandum dated March 1, 2010, the Company offered Units consisting of an unsecured, convertible promissory note in the principal amount of $25,000 together with a five year Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Promissory Notes bear interest at 12% per annum and are convertible into 50,000 shares of common stock of the Company. Interest may be paid in common stock at the election of the Company. During the offering period which terminated June 29, 2010, pursuant the terms of the offering, the Company raised $475,000 from the sale of units, of which $25,000 was purchased by a Director of the Company.

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

Since the combined value of the warrants ($649,712) plus the intrinsic value of the convertible notes ($923,500) exceeds the fair value of the proceeds received from the sale of the Units ($475,000), the Company is limited to the amount of the proceeds when recording the beneficial conversion feature as debt discount. Using a pro rata contribution, the Company allocated the proceeds first to the warrant valuation in the amount of $196,169 and the remainder to the beneficial conversion feature in the amount of $278,831. The Company immediately amortized the debt discount of $475,000 during the year ended December 31, 2010, since the debt is immediately convertible.

Pursuant to a second Private Placement Memorandum dated October 25, 2010, the Company offered Units consisting of an unsecured, convertible promissory note in the principal amount of $25,000 together with a five year Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Promissory Notes bear interest at 9% per annum and are convertible into 50,000 shares of common stock of the Company. Interest may be paid in common stock at the election of the Company. The offering of Units will terminate upon the earlier of: (a) the sale of 30 Units, or (b) April 30, 2011, unless extended without notice by us for up to two additional 30-day periods. As of December 31, 2010, the Company had accepted subscriptions totaling $212,500 from unrelated accredited investors and was holding an additional $250,000 in escrow contingent upon the acceptance of an additional ten Units. Subsequent to the balance sheet date, the Company escrowed another $25,000 contingent upon the acceptance of one more Unit.

The Company valued the warrants issued under the subscriptions accepted as of December 31, 2010 at $179,766 using the Black-Scholes option pricing model. In addition, the Company is required to determine if a beneficial conversion feature is present for the convertible notes issued under “ASC 470-20” “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” using the intrinsic value in the convertible notes adjusted for amounts allocated to the warrant valuation. The intrinsic value of the convertible notes issued by December 31, 2010 amounted to $281,250 based on the fair market value of common stock on the date of issuance.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Long Term Debt (continued)

Convertible Notes and Warrant (continued)

Since the combined value of the warrants ($179,766) plus the intrinsic value of the convertible notes ($281,250) exceeds the fair value of the proceeds received from the sale of the Units ($212,500), the Company is limited to the amount of the proceeds when recording the beneficial conversion feature as debt discount. Using a pro rata contribution, the Company allocated the proceeds first to the warrant valuation in the amount of $82,861 and the remainder to the beneficial conversion feature in the amount of $129,639 The Company immediately amortized the debt discount of $212,500 during the year ended December 31, 2010, since the debt is immediately convertible.

Total amortization of debt discount applicable to convertible notes and warrants pursuant to both Private Placements amounted to $687,500 for the year ended December 31, 2010.

The table below summarizes the Company’s long-term debt at December 31, 2010 and 2009

	2010			2009
Loan Facility	Gross Amount Owed	Unamortized Debt Discount	Net Long- Term Debt	Gross Amount Owed	Unamortized Debt Discount	Net Long- Term Debt
Line of Credit	$1,000,000	$48,043	$951,957	$1,000,000	$74,242	$925,758
Private Placement
Dated 3/01/10	475,000	—	475,000	—	—	—
Dated 10/25/10	212,500	—	212,500	—	—	—

Totals	$1,687,500	$48,043	$1,639,457	$1,000,000	$74,242	$925,758

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

6.	Stockholders’ Equity

At December 31, 2010 and 2009, the Company had a stock option plan and non-plan options, which are described below.

Non-Plan Stock Options

On October 25, 2010, the Company modified all vested, unexercised options originally issued in October 2005 by extending the expiration date five years from the original expiration date. A total of 600,000 options to purchase common shares were affected by the modification.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Stockholders’ Equity (continued)

Non-Plan Stock Options (continued)

On June 10, 2009, the Company modified all vested, unexercised options originally issued in 2004 by extending the expiration date three years from the original expiration date. A total of 75,000 options to purchase common shares were affected by the modification.

Stock Option Plan

On December 19, 1988, the Company adopted a stock option plan (the “Plan”) for its officers and management personnel under which options could be granted to purchase up to 1,000,000 shares of the Company’s common stock. Accordingly, the Company reserved 1,000,000 shares for issuance under the Plan. The option price may not be less than 100% of the market value of the shares on the date of the grant. The options expire within ten years from the date of grant. At December 31, 2010, no options from this plan were issued or exercised.

Accounting for Stock Options

A summary of the status of the Company’s fixed Plan and non-plan options as of December 31, 2010 and 2009, and changes during the years ended on December 31, 2010 and 2009 is presented below:

	December 31, 2010		December 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,140,000	$1.25	2,965,000	$1.22
Granted	1,375,000	1.00	175,000	1.75
Exercised	—	—	—	—
Expired	(525,000)	.80	—	—

Outstanding at end of year	3,990,000	$1.22	3,140,000	$1.25

Options exercisable at year-end	3,990,000	—	3,140,000	—
Weighted-average fair value of options granted during the year		$1.00		$1.75

The following tables, summarizes information about stock options outstanding and exercisable at December 31, 2010 and 2009:

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Stockholders’ Equity (continued)

Accounting for Stock Options (continued)

December 31, 2010

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/10	Weighted- Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable At 12/31/10	Weighted- Average Exercise Price
$.30	750,000	2.19	$.30	750,000	$.30
$ .72 - $ .80	315,000	2.31	.74	315,000	.74
$1.00	1,375,000	4.46	1.00	1,375,000	1.00
$1.25	600,000	4.82	1.25	600,000	1.25
$1.75	300,000	1.84	1.75	300,000	1.75
$2.70	650,000	.28	2.70	650,000	2.70

	3,990,000			3,990,000

December 31, 2009

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/09	Weighted- Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable At 12/31/09	Weighted- Average Exercise Price
$.30	750,000	3.19	$.30	750,000	$.30
$ .72 - $ .80	840,000	1.26	.78	840,000	.78
$1.25	600,000	.82	1.25	600,000	1.25
$1.75	300,000	2.84	1.75	300,000	1.75
$2.70	650,000	1.28	2.70	650,000	2.70

	3,140,000			3,140,000

Preferred Stock

Series S Preferred Stock

On June 14, 1993, the Company issued 926,000 shares of $.01 par value Series S Voting, Non-Convertible Preferred Stock to Austroinvest International, Inc. in exchange for proceeds of $1,000,080. The Company pays quarterly cumulative dividends of three percent per annum on these shares.

These shares may be redeemed at the option of the Company at $1.08 per share plus $.0108 per share for each quarter that such shares are outstanding. The shares also have a $1.08 per share preference in involuntary liquidation of the Company. At December 31, 2010 and 2009, outstanding Series S preferred stock totaled 926,000 shares. Cumulative dividends in arrears at December 31, 2010 and 2009 amounted to $15,000 and $7,500 respectively.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Stockholders’ Equity (continued)

Series S-NR Preferred Stock

On September 13, 1993, the Company issued 900,000 shares of its $.01 par value Series S-NR Voting, Non-Convertible, Non-Redeemable, Preferred Stock to Serco International Limited (a wholly-owned subsidiary of Austroinvest International, Inc.), in exchange for proceeds of $999,000. The Company pays quarterly, non-cumulative dividends of three percent per annum on these shares. Upon involuntary liquidation of the Company, the liquidation preference of each share is $1.11. At December 31, 2010 and 2009, outstanding Series S-NR preferred stock totaled 900,000 shares.

Series S-PIK Preferred Stock

In March 1994, the Company offered, pursuant to Regulation S, one million units at $5.50 per unit, each unit consisting of one share of the Company’s $.001 par value common stock and two shares of the Company’s Series S-PIK Junior, cumulative, convertible, non-redeemable, non-voting $.01 par value preferred stock. Each share of Series S-PIK preferred stock is convertible into one share of the Company’s common voting stock at any time after February 15, 1995. No shares were converted during 2010 and 2009. The Series S-PIK preferred stock ranks junior to the Series S and Series S-NR preferred shares as to the distribution of assets upon liquidation, dissolution, or winding up of the Company. Upon liquidation of the Company, the S-PIK preferred stock will have a liquidation preference of $2.00 per share. A cumulative quarterly dividend of $0.04 per share is payable on Series S-PIK preferred stock. At December 31, 2010 and 2009, outstanding Series S-PIK preferred stock totaled 260,000 shares. At December 31, 2010, $10,400 of dividends payable on Series S-PIK shares were in arrears.

Payment of Preferred Dividends

During 2010, the Company paid $61,200 of the total preferred dividends due of $101,600 on the preferred stock with 96,432 shares of its common stock. The Company paid $40,400 of preferred dividends due for the third and fourth quarter of 2010 with 49,391 shares of its common stock in January of 2011.

During 2009, the Company paid $31,200 of the total preferred dividends due of $101,600 on the preferred stock with 40,564 shares of its common stock. The Company paid $10,400 of preferred dividends due for the fourth quarter of 2009 with 18,909 shares of its common stock in January of 2010.

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

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Employee Stock Ownership Plan (continued)

Shares are allocated to the participants’ accounts in relation to repayments of the loans from the Company and 79,545 shares were released in each year of the two-year periods ending December 31, 2010. At December 31, 2010, 2,704,550 shares with a fair market value of $2,704,550 are unearned. At December 31, 2009, 2,784,095 shares with a fair market value of $1,670,457 were unearned.

The Company recognized net compensation expense equal to the shares allocated multiplied by the current market value of each share less any dividends received by the ESOP on unallocated shares.

Compensation expense related to the ESOP amounted to $64,034 in 2010 and, $56,676 in 2009. The unearned ESOP shares in stockholders’ equity represented deferred compensation expense to be recognized by the Company in future years as additional shares are allocated to participants.

8.	Income Taxes

At December 31, 2010, the Company had net operating loss carryforwards for income taxes of approximately $14.1 million, which expire during various periods through 2030. Realization of deferred income taxes as of December 31, 2010 and 2009 is not considered likely. Therefore, by applying a Federal statutory rate of 35% to the carryforward amounts, a valuation allowance of approximately $4.9 million and $5.5 million has been established for the entire amount of deferred tax assets relative to the net operating loss at December 31, 2010 and 2009, respectively, resulting in an effective tax rate of 0% and no deferred tax asset recognition. The valuation allowance decreased by approximately $600,000 in 2010 and increased by approximately $500,000 in 2009.

9.	Commitments and Contingencies

Leases

The Company leases office space in Largo, Florida pursuant to month-to-month lease. The Company also leases storage facilities in Madeira Beach, Florida on a month-to month basis. The Company vacated its office space in Diamondhead, Mississippi in September of 2009. Rental expenses for all facilities totaled $14,191 in 2010 and $21,737 in 2009.

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

Related Parties

The Company has agreements with various current Officers and Directors which would give rise to payment of a fee under certain conditions as follows:

The Company has agreements with Directors Harrell, Harrison and Blount in the event they are successful in obtaining funding for the Company and/or development of its Diamondhead property. The Company has agreed to pay a commission equal to one percent (1%) of the amount of any debt financing obtained and a commission of between one and one-half percent (1.5%) and four percent (4%) of the amount of any equity investment obtained in connection with the development of the Diamondhead property as a result of their efforts. The Company has agreed to pay a commission equal to six percent (6%) of the gross sales price for property sold or for any loan or line of credit that does not require that the property be pledged as security for a loan. In the event a loan or line of credit requires that the property be pledged as security, the commission would be reduced to three percent (3%). Payment of any commission is contingent on the signing of a loan and/or equity agreement, sales agreement, and/or joint venture agreement acceptable to the Company and payment of the loan proceeds, sales proceeds, or equity financing by the entity or person brought to the deal. The commission due will be paid at closing out of monies paid and upon receipt of good funds. If funds are received periodically, the commission due will be paid periodically upon receipt of said funds by the Company. The Company agreed that Mr. Blount may elect to convert a maximum of $750,000 of any commission due him into common shares at $ .75 per share.

Other

The Company has agreements with various unrelated persons and entities that would be entitled to substantial commissions if the Company enters into an agreement relating to the development of its Diamondhead property as a result of their efforts.

10.	Subsequent Events

On January 31, 2011, the Company issued a total of 39,194 shares of common stock to satisfy unpaid Preferred Series S and S-NR dividends in the amount of $30,000 due for the third and fourth quarter of 2010 and 10,197 shares of common stock to satisfy unpaid Preferred Series S-PIK dividends in the amount of $10,400 due for the fourth quarter of 2010. Dividends on these S and S-NR series of Preferred Stock are required to be paid in cash. However, the preferred shareholder has agreed to accept shares of common stock in lieu of cash dividends until such time as the Company has sufficient funds to pay said dividends in cash. At the date of this report, no dividends remain unpaid or in arrears for 2010.

During the first quarter of 2011, the Company accepted subscriptions for the purchase of the ten units which were escrowed at December 31, 2010 totaling $250,000 and an additional unit in the amount of $25,000 received subsequent to December 31, 2010. Since a beneficial conversion feature exists for the convertible notes included in the units and, when coupled with the valuation of the attached warrants it exceeds the valuation of the note, the Company will expense debt discount amortization in the amount of $275,000 in the first quarter of 2011.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	2010	2009
Interest paid:
Cash paid for interest	$224	$29,924

Stock issued to satisfy accounts Payable	$1,550	$13,100

Preferred stock dividends paid with shares of common stock	$71,600	$41,600

Unpaid preferred stock dividends included in accounts payable and accrued expenses	$40,400	$25,400