Form 10-Q
period 2011-03-31
DIAMONDHEAD CASINO CORP
filed 2011-05-16
CIK 844887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of shares outstanding as of May 5, 2011: 34,359,579.

i

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(Unaudited)

	Three Months Ended March 31
	2011	2010
Costs and Expenses:
General and Administrative	$176,045	$162,637
Other	24,102	31,336

	$200,147	$193,973

Other Income (Expense)
Amortization of debt discount	(281,460)	(306,460)
Interest Earned On Invested Cash	186	55
Interest Expense	(45,320)	(22,956)

	(326,594)	(329,361)

Net Loss	(526,741)	(523,334)
Preferred Stock Dividends	(25,400)	(25,400)

Net Loss Applicable to Common Stockholders	$(552,141)	$(548,734)

Net Loss per Common Share Applicable to Common Stockholders
Basic and Diluted	$(.016)	$(.016)

Weighted Average Number of Common Shares Outstanding,
Basic and Diluted	34,314,998	34,061,280

See the accompanying notes to these condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2011	December 31, 2010

ASSETS
Current Assets:
Cash	$195,086	$98,855
Cash – Restricted in Escrow	—	250,000
Other Current Assets	12,037	13,593

Total Current Assets	207,123	362,448

Land Held for Development	5,476,097	5,476,097
Deferred Financing Costs (net of accumulated amortization of $25,885 at March 31, 2011 and $21,264 at December 31, 2010)	38,209	17,830
Other	80	80

Total Assets	$5,721,509	$5,856,455

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current Portion of Long Term Debt	$300,000	$—
Deposits Held in Escrow	—	250,000
Accounts Payable and Accrued Expenses	599,450	552,443

Total Current Liabilities	899,450	802,443

Long-Term Debt (net of unamortized discount of $41,583 at March 31, 2011 and $48,043 at December 31, 2010) – Net of Current Portion	1,620,917	1,639,457

Contingencies

Stockholders’ Equity:
Preferred Stock: $.01 par value; shares authorized: 5,000,000, 2,086,000 issued and outstanding at March 31, 2011 and December 31, 2010; (aggregate liquidation preference $2,519,080 at March 31, 2011 and December 31, 2010)	20,860	20,860
Common Stock: $.001 par value; shares authorized: 50,000,000, issued: 37,094,588 at March 31, 2011 and 37,030,339 at December 31, 2010, outstanding: 34,359,579 at March 31, 2011 and 34,275,443 at December 31, 2010	37,095	37,030
Additional Paid-In-Capital	34,918,401	34,609,390
Unearned ESOP Shares	(4,002,834)	(4,032,486)
Accumulated Deficit	(27,764,721)	(27,212,580)
Treasury Stock, at Cost, 50,346 Shares	(7,659)	(7,659)

Total Stockholder’s Equity	3,201,142	3,414,555

Total Liabilities and Stockholder’s Equity	$5,721,509	$5,856,455

See the accompanying notes to these condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2011	2010
Operating Activities:
Net Loss	$(526,741)	$(523,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	4,621	2,395
Release of ESOP Shares	12,927	20,086
Amortization of debt discount	281,460	306,460

(Increase) Decrease in:
Other Prepaid Expenses	1,556	4,945

Increase in:
Accounts Payable and Accrued Expenses	72,408	83,638

Net cash used in Operating Activities	(153,769)	(105,810)

Investing Activities:
Purchase of Land Held for Development	—	(1,184)

Net cash used in Investing Activities	—	(1,184)

Financing Activities:
Proceeds from Private Placement	275,000	300,000
Restricted Cash in Escrow	(250,000)	—
Deposits Held in Escrow	250,000	—
Payment of Deferred Financing Costs	(25,000)	—
Payment on Note payable	—	(2,846)
Payment of Preferred Stock dividends	—	(15,000)

Net cash provided by Financing Activities	250,000	282,154

Net increase in cash	96,231	175,160

Cash beginning of period	98,855	42,410

Cash end of period	$195,086	$217,570

See the accompanying notes to these condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

These condensed consolidated financial statements contain unaudited information as of March 31, 2011 and for the three month periods ended March 31, 2011 and 2010. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with our audited consolidated financial statements and the related notes thereto filed with our 2010 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2010 Annual Report on Form 10-K. The financial results for the interim period presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Going Concern

The condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses over the past several years, has no operations, generates no revenues, and as reflected in the accompanying condensed consolidated financial statements, incurred a loss applicable to common stockholders of $552,141 for the three months ended March 31, 2011. Our auditors have expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report on our consolidated financial statements included with the Annual Report on Form 10-K for the year ended December 31, 2010.

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

In an effort to raise capital to continue to pay on-going costs and expenses, the Company has borrowed funds from various sources in the past. Most recently, on March 25, 2010, as discussed in Note 6, the Company announced that, pursuant to a Private Placement Memorandum, it had accepted subscriptions of Units totaling $275,000 from unrelated accredited investors. Each Unit consists of a two year unsecured, convertible promissory note in the principal amount of $25,000 with interest at 12% per annum, together with a five year Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Promissory Note is convertible into 50,000 shares of common stock of the Company immediately upon issuance at the option of the investor. Interest on the notes is payable either in cash or common stock at the option of the Company. Subsequent to March 25, 2010, the Company accepted subscriptions for an additional $200,000 which included one Unit purchased by a Director of the Company, Gregory Harrison. The offering of these Units expired on June 29, 2010 pursuant to the terms of the Private Placement Memorandum.

Pursuant to a second Private Placement Memorandum dated October 25, 2010, the Company offered Units consisting of a two year unsecured, convertible promissory note in the principal amount of $25,000 together with a five year Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Promissory Notes bear interest at 9% per annum and are convertible into 50,000 shares of common stock of the Company. The offering of Units will terminate upon the earlier of: (a) the sale of 30 Units, or (b) April 30, 2011, unless extended without notice by the Company for up to two additional 30 day periods. The Company has since extended the offering for two additional 30 day periods. As of March 31, 2011, the Company had accepted subscriptions totaling $487,500 from unrelated accredited investors and paid finders commissions of $25,000 to an unrelated third party.

The Company used the proceeds from both of these offerings to pay certain current liabilities, to pay partial accrued, but unpaid salaries, for general corporate purposes and to sustain the Company while it sought additional financing.

The Company is currently engaged in discussions with third parties with respect to obtaining funding to develop the project and for the Company to sustain itself on a short term basis. The Company is also seeking funds which would allow the Company to move forward by retaining architects and engineers whose work is required to obtain permits for any type of development on the property. Even assuming the Company was successful in obtaining some funding, the Company would still require major financing to construct any development on the property. As of the date of the filing of this report, the Company does not have a definitive agreement in place with any party.

As of March 31, 2011, the Company had $195,086 of operating cash on hand and current accounts payable and accrued expenses totaling $599,450. In addition, a Line of Credit in the amount of $1,000,000 obtained in October 2008 is payable in November 2012. The Convertible Notes issued via the Private Placements discussed above total $962,500 in aggregate and become payable beginning in March 2012 and extending at various dates through February 2013. The Company does not have the financial resources to develop its proposed casino resort. There can be no assurance that the Company can successfully develop its Diamondhead, Mississippi property, and in the event that the Company is unsuccessful in raising sufficient cash or finding alternative means to meet its future obligations, it could have a significant adverse impact on the Company’s ability to continue as a going concern and ultimately develop the property.

Note 3. Net Loss per Common Share

Net loss per common share applicable to common stockholders is based on the net loss applicable to common stockholders divided by the weighted average number of common shares outstanding during each period. Common shares outstanding consist of issued shares, including allocated and committed shares held by the ESOP trust, less shares held in treasury.

Basic net loss per share applicable to common stockholders is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is calculated by using the weighted average number of common shares outstanding plus other potentially dilutive securities. As of March 31, 2011 and 2010, potentially dilutive securities included 6,725,000 and 4,075,000 respectively of potential, additional common shares. The foregoing, potentially dilutive securities are excluded from diluted net loss per share applicable to common stockholders as their effect would be antidilutive.

The table below summarizes the components of potentially dilutive securities at March 31, 2011 and 2010.

Description	March 31, 2011	March 31, 2010

Convertible Preferred Stock	260,000	260,000
Options to Purchase Common Shares	2,615,000	2,615,000
Private Placement Warrants	1,925,000	600,000
Convertible Promissory Notes	1,925,000	600,000

Total	6,725,000	4,075,000

The table below summarizes the outstanding common shares.

	March 31, 2011	December 31, 2010
Common Shares outstanding includes:
Issued Shares	37,094,588	37,030,339
Less: Treasury Shares	(50,346)	(50,346)
Unallocated, uncommitted ESOP Shares	(2,684,663)	(2,704,550)

Outstanding Shares	34,359,579	34,275,443

Note 4. Fair Value

The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures”, for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. The standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Current assets and current liabilities are financial instruments and management believes that their carrying amounts are reasonable estimates of their fair values due to their short term nature.

The fixed interest Line of Credit approximates fair value since the interest rate inherent in the instrument approximates interest rates currently available to the Company.

The Convertible Notes and attached warrants approximate fair value based on Level 1 and Level 2 inputs, as further discussed in Note 6.

Note 5. Impairment of Long-Lived Assets

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

The Diamondhead, Mississippi property was last appraised in August 2003 at a value of $108,900,000. The appraisal was subject to certain material assumptions and was predicated on the site being fully permitted and zoned as a legally permissible, water-based casino site. In addition, the Company rejected an offer to purchase the entire 404 acre site for $100 million in July 2007 as not being in the best interest of the shareholders. Management of the Company stays informed of property values in close proximity to the Company’s Diamondhead, Mississippi property and based on Level 2 inputs the fair value of the land held for development exceeds the carrying value of $5.5 million and, therefore, no impairment exists at March 31, 2011.

Note 6. Long Term Debt

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

As of December 31, 2009, the Company had borrowed all of the $1,000,000 available to it under the Line of Credit. In addition, the Company and the lender had verbally agreed that payment of all interest accrued subsequent to June 30, 2009 would be deferred until the date payment in full is due. The lender is now deceased and it is unclear if his estate will honor that verbal agreement. If it is not honored, the Company could be considered to be in default for non-payment of interest due on the note which totaled $155,860 at March 31, 2011. Interest on this debt incurred prior to June 30, 2009 has been paid in full.

The Company valued the first option to purchase 50,000 shares of common stock at $39,094 using the Black-Scholes option pricing model. The value of this option is recorded as deferred financing cost and will be amortized over the expected life of the debt. Amortization of deferred financing cost amounted to $2,395 for the each of the three month periods ending March 31, 2011 and 2010.

While the Lender has not exercised any options pursuant to the Line of Credit Agreement, the Company valued the additional options to purchase 250,000 shares of common stock using the Black-Scholes option pricing model on the date of each draw.

Amortization of debt discount applicable to this loan amounted to $6,460 for the three month periods ended March 31, 2011 and 2010.

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

Since the combined value of the warrants ($649,712) plus the intrinsic value of the convertible notes ($923,500) exceeds the fair value of the proceeds received from the sale of the Units ($475,000), the Company is limited to the amount of the proceeds when recording the beneficial conversion feature as debt discount. Using a pro rata contribution, the Company allocated the proceeds first to the warrant valuation in the amount of $196,169 and the remainder to the beneficial conversion feature in the amount of $278,831. The Company immediately amortized the debt discount for this Private Placement in the amount of $475,000, of which $300,000 applied to the first quarter of 2010 and the remaining $175,000 in the subsequent quarter.

Pursuant to a second Private Placement Memorandum dated October 25, 2010, the Company offered Units consisting of a two year unsecured, convertible promissory note in the principal amount of $25,000 together with a five year Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Promissory Notes bear interest at 9% per annum and are convertible into 50,000 shares of common stock of the Company. Interest on the notes is payable in either cash or common stock at the option of the Company. The offering of Units will terminate upon the earlier of: (a) the sale of 30 Units, or (b) April 30, 2011, unless extended without notice by the Company for up to two additional 30 day periods. The Company has since extended the offering for two additional 30 day periods. The Company accepted subscriptions totaling $212,500 from unrelated accredited investors in 2010 and accepted an additional $275,000 of subscriptions from unrelated accredited investors and paid a finders commission of $25,000 to an unrelated third party in the quarter ending March 31, 2011.

The Company valued the warrants issued under the subscriptions accepted as of December 31, 2010 at $179,766 using the Black-Scholes option pricing model and the intrinsic value of the convertible notes issued by December 31, 2010 amounted to $281,250 based on the fair market value of common stock on the date of issuance.

Since the combined value of the warrants ($179,766) plus the intrinsic value of the convertible notes ($281,250) exceeds the fair value of the proceeds received from the sale of the Units ($212,500), the Company is limited to the amount of the proceeds when recording the beneficial conversion feature as debt discount. Using a pro rata contribution, the Company allocated the proceeds first to the warrant valuation in the amount of $82,861 and the remainder to the beneficial conversion feature in the amount of $129,639. The Company immediately amortized additional debt discount of $212,500 during the year ended December 31, 2010.

The Company valued the warrants issued under the subscriptions accepted subsequent to December 31, 2010 at $315,374 using the Black-Scholes option pricing model and the intrinsic value of the convertible notes issued subsequent to December 31, 2010 amounted to $460,500 based on the fair market value of common stock on the date of issuance.

Since the combined value of the warrants ($315,374) plus the intrinsic value of the convertible notes ($460,500) exceeds the fair value of the proceeds received from the sale of the Units ($275,000), the Company is limited to the amount of the proceeds when recording the beneficial conversion feature as debt discount. Using a pro rata contribution, the Company allocated the proceeds first to the warrant valuation in the amount of $111,781 and the remainder to the beneficial conversion feature in the amount of $163,219. The Company immediately amortized additional debt discount of $275,000 during the quarter ending March 31, 2011.

The table below summarizes the Company’s long-term debt at March 31, 2011:

Loan Facility	Gross Amount Owed	Unamortized Debt Discount	Net Long-Term Debt

Line of Credit	$1,000,000	$41,583	$958,417

Private Placements:
March 10, 2010	475,000	—	475,000
Less Current Portion	(300,000)	—	(300,000)

	175,000	—	175,000
October 25, 2010	487,500	—	487,500

Total Private Placements	662,500	—	662,500

Totals	$1,662,500	$41,583	$1,620,917

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

Note 7. Contingencies

Related Parties

The Company has agreements with various current Officers and Directors which would give rise to payment of a fee under certain conditions. The Company has agreements with various related and unrelated persons and entities that would be entitled to substantial commissions if the Company enters into an agreement relating to the development of its Diamondhead property as a result of their efforts.

Note 8. Supplemental Cash Flow Information

Supplemental cash flow information for the three months ended March 31, 2011 and 2010 is as follows:

	March 31, 2011	March 31, 2010

Cash paid for interest	$—	$123

Non-cash financing activities:
Common stock issued:
For purchase of land	$—	$65,000

Preferred stock dividends satisfied with shares of common stock	$50,800	$10,400

Unpaid Preferred Stock dividends included in accounts payable and accrued expenses	$15,000	$25,400

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

This section should be read together with the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as well as the condensed consolidated financial statements for the three month period ended March 31, 2011 and accompanying notes included elsewhere in this document.

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

Liquidity

The Company has incurred continued losses over the past several years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company incurred a loss applicable to common shareholders of $552,141 and $548,734 for the three month periods ending March 31, 2011 and 2010 respectively and expects continued losses for the foreseeable future. The Company recorded amortization of debt discount in the amount of $275,000 and $300,000 for the three month periods ending March 31, 2011 and 2010 respectively in connection with convertible notes and warrants issued pursuant to subscription acceptances of two Private Placements originating in 2010 and described more fully in Note 6 of the accompanying condensed consolidated financial statements. General and administrative expenses incurred totaled $176,045 and $162,637 for the three month periods ending March 31, 2011 and 2010 respectively. The table below depicts the major categories comprising those expenses:

DESCRIPTION	March 31, 2011	March 31, 2010

Payroll and Related Taxes	$113,108	$101,213
Legal, Audit and Other Contracted Services	28,674	34,126
Rents and Insurances	8,249	9,470
Telephone, Office and Other Expenses	26,014	17,828

Total General and Administrative Expense	$176,045	$162,637

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

In an effort to raise capital to continue to pay on-going costs and expenses, the Company has borrowed funds from various sources in the past. Most recently, on March 25, 2010, the Company announced that, pursuant to a Private Placement Memorandum, it had accepted subscriptions of Units totaling $275,000 from unrelated accredited investors. Each Unit consists of an two year unsecured, convertible promissory note in the principal amount of $25,000 with interest at 12% per annum, together with a five year Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Promissory Note is convertible into 50,000 shares of common stock of the Company immediately upon issuance at the option of the investor. Interest on the notes is payable either in cash or common stock at the option of the Company. Subsequent to March 25, 2010, the Company accepted subscriptions for an additional $200,000 which included one Unit purchased by a Director of the Company, Gregory Harrison. The offering of these Units expired on June 29, 2010 pursuant to the terms of the Private Placement Memorandum.

Pursuant to a second Private Placement Memorandum dated October 25, 2010, the Company offered Units consisting of a two year unsecured, convertible promissory note in the principal amount of $25,000 together with a five year Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Promissory Notes bear interest at 9% per annum and are convertible into 50,000 shares of common stock of the Company. Interest on the notes is payable in either cash or common stock at the option of the Company. The offering of Units will terminate upon the earlier of: (a) the sale of 30 Units, or (b) April 30, 2011, unless extended without notice by the Company for up to two additional 30 day periods. The Company has since extended the offering for two additional 30 day periods. The Company accepted subscriptions totaling $212,500 from unrelated accredited investors in 2010 and accepted an additional $275,000 of subscriptions from unrelated accredited investors and paid a finders commission of $25,000 to an unrelated third party in the quarter ending March 31, 2011.

The Company used the proceeds from both of these offerings to pay certain current liabilities, to pay partial accrued, but unpaid salaries, for general corporate purposes and to sustain the Company while it sought additional financing.

The Company is currently engaged in discussions with third parties with respect to obtaining funding to develop the project and for the Company to sustain itself on a short term basis. The Company is also seeking funds which would allow the Company to move forward by retaining architects and engineers whose work is required to obtain permits for any type of development on the property. Even assuming the Company was successful in obtaining some funding, the Company would still require major financing to construct any development on the property. As of the date of the filing of this report, the Company does not have a definitive agreement in place with any party.

As of March 31, 2011, the Company had $195,086 of operating cash on hand and current accounts payable and accrued expenses totaling $599,450. In addition, a Line of Credit in the amount of $1,000,000 obtained in October 2008 is payable in November 2012. The Convertible Notes issued via the Private Placements discussed above total $962,500 in aggregate and become payable beginning in March 2012 and extending at various dates through February 2013. The Company does not have the financial resources to develop its proposed casino resort. There can be no assurance that the Company can successfully develop its Diamondhead, Mississippi property, and in the event that the Company is unsuccessful in raising sufficient cash or finding alternative means to meet its future obligations, it could have a significant adverse impact on the Company’s ability to continue as a going concern and ultimately develop the property.

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

In or about 2008, a petition was filed in the Chancery Court of Hancock County to permit Diamondhead to incorporate. In or about January of 2009, a hearing was held in the matter. On or about December 31, 2009, the Chancery Court ruled in favor of Diamondhead incorporation. An appeal was filed in the case. Assuming the incorporation is affirmed on appeal, the Company’s Diamondhead property would be located within the newly-incorporated Diamondhead. What, if any, effect this incorporation would have on the Diamondhead project is unknown. The Company believes that once the incorporation is final, most of the gaming tax revenues that would have gone to Hancock County would, instead, go to Diamondhead.

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

Related Parties

The Company has agreements with various current Officers and Directors which would give rise to payment of a fee under certain conditions as follows:

The Company has agreements with Directors Harrell, Harrison, Lewis and Blount in the event they are successful in obtaining funding for the Company and/or development of its Diamondhead property. The Company has agreed to pay a commission of between one percent (1%) and four percent (4%) of the amount of any debt financing obtained and a commission of between one and one-half percent (1.5%) and six percent (6%) of the amount of any equity investment obtained in connection with the development of the Diamondhead property as a result of their efforts. The Company has agreed to pay a commission equal to six percent (6%) of the gross sales price for property sold or for any loan or line of credit that does not require that the property be pledged as security for a loan. In the event a loan or line of credit requires that the property be pledged as security, the commission would be reduced to three percent (3%). Payment of any commission is contingent on the signing of a loan and/or equity agreement, sales agreement, and/or joint venture agreement acceptable to the Company and payment of the loan proceeds, sales proceeds, or equity financing by the entity or person brought to the deal. The commission due will be paid at closing out of monies paid and upon receipt of good funds. If funds are received periodically, the commission due will be paid periodically upon receipt of said funds by the Company. The Company agreed that Mr. Blount may elect to convert a maximum of $750,000 of any commission due him into common shares at $ .75 per share.

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

The Diamondhead, Mississippi property was last appraised in 2003 at $108,900,000. The appraisal was subject to certain material assumptions and was predicated on the site being fully permitted and zoned as a legally permissible, water-based casino site. In addition, the Company rejected an offer to purchase the entire 404 acre site for $100 million in July 2007 as not being in the best interest of the shareholders. Management of the Company stays informed of property values in close proximity to the Company’s Diamondhead, Mississippi property and believes the fair value of the land held for development exceeds the carrying value of $5.5 million and, therefore, no impairment exists at March 31, 2011.

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

Since the combined value of the warrants ($649,712) plus the intrinsic value of the convertible notes ($923,500) exceeds the fair value of the proceeds received from the sale of the Units ($475,000), the Company is limited to the amount of the proceeds when recording the beneficial conversion feature as debt discount. Using a pro rata contribution, the Company allocated the proceeds first to the warrant valuation in the amount of $196,169 and the remainder to the beneficial conversion feature in the amount of $278,831. The Company immediately amortized the debt discount for this Private Placement in the amount of $300,000 in the first quarter of 2010 and the remaining $175,000 in the subsequent quarter.

Pursuant to a second Private Placement Memorandum dated October 25, 2010, the Company offered Units consisting of a two year unsecured, convertible promissory note in the principal amount of $25,000 together with a five year Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Promissory Notes bear interest at 9% per annum and are convertible into 50,000 shares of common stock of the Company. The offering of Units will terminate upon the earlier of: (a) the sale of 30 Units, or (b) April 30, 2011, unless extended without notice by the Company for up to two additional 30 day periods. The Company has since extended the offering for two additional 30 day periods. The Company accepted subscriptions totaling $212,500 from unrelated accredited investors in 2010 and an accepted an additional $275,000 of subscriptions from unrelated accredited investors in the quarter ending March 31, 2011.

The Company valued the warrants issued under the subscriptions accepted as of December 31, 2010 at $179,766 using the Black-Scholes option pricing model and the intrinsic value of the convertible notes issued by December 31, 2010 amounted to $281,250 based on the fair market value of common stock on the date of issuance.

Since the combined value of the warrants ($179,766) plus the intrinsic value of the convertible notes ($281,250) exceeds the fair value of the proceeds received from the sale of the Units ($212,500), the Company is limited to the amount of the proceeds when recording the beneficial conversion feature as debt discount. Using a pro rata contribution, the Company allocated the proceeds first to the warrant valuation in the amount of $82,861 and the remainder to the beneficial conversion feature in the amount of $129,639. The Company immediately amortized additional debt discount of $212,500 during the year ended December 31, 2010.

The Company valued the warrants issued under the subscriptions accepted subsequent to December 31, 2010 at $315,374 using the Black-Scholes option pricing model and the intrinsic value of the convertible notes issued subsequent to December 31, 2010 amounted to $460,500 based on the fair market value of common stock on the date of issuance.

Since the combined value of the warrants ($315,374) plus the intrinsic value of the convertible notes ($460,500) exceeds the fair value of the proceeds received from the sale of the Units ($275,000), the Company is limited to the amount of the proceeds when recording the beneficial conversion feature as debt discount. Using a pro rata contribution, the Company allocated the proceeds first to the warrant valuation in the amount of $111,781 and the remainder to the beneficial conversion feature in the amount of $163,219. The Company immediately amortized additional debt discount of $275,000 during the quarter ending March 31, 2011.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

The Company currently is not subject to any trading or non-trading market risk-sensitive instruments. The note payable and the long-term debt listed on the Company’s balance sheet are at fixed interest rates and, therefore, are not market risk-sensitive.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company incurs ongoing expenses, but has no current revenue and no revenue stream with which to pay ongoing expenses. The Company will not have any revenue stream unless the Company is able to successfully develop its Diamondhead property, obtain funds prior to development of the property, or generate cash from the sale of parts or all of the property. The Company’s inability to raise cash to pay its expenses in the future could adversely affect its ability to continue in the future. Current economic conditions in the casino industry, as well as tight credit markets in general, could adversely affect the Company’s ability to obtain reasonable financing for development of the Diamondhead property. As of the date of this report, the Company has essentially exhausted all cash resources currently available to it. In addition, our auditors have expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report included in our annual report on Form 10-K for the year ended December 31, 2010. The market price of the Company’s common stock may be highly volatile. Announcements by the Company and its competitors may lead to wide swings in the market price of the common stock.

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

On November 10, 2010 the registrant filed a Form 8-K with the Securities and Exchange Commission notifying them of the sale of Units and use of proceeds pursuant to a Private Placement Memorandum dated October 25, 2010, which is incorporated herein by reference.

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

DIAMONDHEAD CASINO CORPORATION

DATE: May 16, 2011	/S/ DEBORAH A. VITALE
	By:	Deborah A. Vitale
Chief Executive Officer

/S/ ROBERT L. ZIMMERMAN
	By:	Robert L. Zimmerman
Chief Financial Officer