Form 10-Q
period 2011-06-30
DIAMONDHEAD CASINO CORP
filed 2011-08-15
CIK 844887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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
Registrant's telephone number, including area code:  727/674-0055

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: Number of shares outstanding as of August 5, 2011: 34,560,200.

TABLE OF CONTENTS

PART I:	FINANCIAL INFORMATION

ITEM 1:	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Loss for the Three Months
	Ended June 30, 2011 and June 30, 2010	1

	Condensed Consolidated Statements of Loss for the Six Months
	Ended June 30, 2011 and June 30, 2010	2

	Condensed Consolidated Balance Sheets as of June 30, 2011
	and December 31, 2010	3

	Condensed Consolidated Statements of Cash Flows for the Six Months
	ended June 30, 2011 and June 30, 2010	4

	Notes to Condensed Consolidated Financial Statements	5-11

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and
	Financial Results	11-17

ITEM 3:	Quantitative and Qualitative Disclosures about Market Risk	17

ITEM 4:	Controls and Procedures	17

PART II:	OTHER INFORMATION

ITEM 1:	Legal Proceedings	17

ITEM 1A:	Risk Factors	18-19

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 3:	Default Upon Senior Securities	19

ITEM 4:	“Removed and Reserved”	19

ITEM 5:	Other Information	19

ITEM 6:	Exhibits	19-20

	Signatures	21

i

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Three Months Ended June 30
	2011	2010
Costs and Expenses:
General and Administrative	$172,319	$212,974
Other	22,491	22,983
	$194,810	$235,957

Other Income (Expense)
Amortization of debt discount	(31,532)	(181,532)
Interest Earned On Invested Cash	58	319
Interest Expense	(47,650)	(35,172)
	(79,124)	(216,385)

Net Loss	(273,934)	(452,342)
Preferred Stock Dividends	(25,400)	(25,400)
Net Loss Applicable to Common Stockholders	$(299,334)	$(477,742)

Net Loss per Common Share Applicable to Common Stockholders Basic and Diluted	$(.009)	$(.014)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	34,373,899	34,131,724

See the accompanying notes to these condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)

	Six Months Ended June 30
	2011	2010
Costs and Expenses:
General and Administrative	$348,364	$375,611
Other	46,593	54,319
	$394,957	$429,930

Other Income (Expense)
Amortization of debt discount	(312,992)	(487,992)
Interest Earned On Invested Cash	244	374
Interest Expense	(92,970)	(58,128)
	(405,718)	(545,746)

Net Loss	(800,675)	(975,676)
Preferred Stock Dividends	(50,800)	(50,800)
Net Loss Applicable to Common Stockholders	$(851,475)	$(1,026,476)

Net Loss per Common Share Applicable to Common Stockholders Basic and Diluted	$(.025)	$(.030)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	34,344,450	34,096,502

See the accompanying notes to these condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash	$54,273	$98,855
Cash – Restricted in Escrow	-	250,000
Other Current Assets	8,047	13,593
Total Current Assets	62,320	362,448

Land Held for Development	5,476,097	5,476,097
Deferred Financing Costs (net of accumulated amortization of $31,423 at June 30, 2011 and $21,264 at December 31, 2010)	32,671	17,830
Other	80	80
Total Assets	$5,571,168	$5,856,455

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Portion of Long Term Debt	$475,000	$-
Deposits Held in Escrow	-	250,000
Accounts Payable and Accrued Expenses	655,971	552,443
Total Current Liabilities	1,130,971	802,443

Long-Term Debt (net of unamortized discount of $35,051 at June 30, 2011 and $48,043 at December 31, 2010) – Net of Current Portion	1,477,449	1,639,457

Contingencies

Stockholders' Equity:
Preferred Stock: $.01 par value; shares authorized: 5,000,000, 2,086,000 issued and outstanding at June 30, 2011 and December 31, 2010; (aggregate liquidation preference $2,519,080 at June 30, 2011 and December 31, 2010)	20,860	20,860
Common Stock: $.001 par value; shares authorized: 50,000,000, issued: 37,136,924 at June 30, 2011 and 37,030,339 at December 31, 2010, outstanding: 34,421,801 at June 30, 2011 and 34,275,443 at December 31, 2010	37,137	37,030
Additional Paid-In-Capital	34,949,649	34,609,390
Unearned ESOP Shares	(3,973,184)	(4,032,486)
Accumulated Deficit	(28,064,055)	(27,212,580)
Treasury Stock, at Cost, 50,346 Shares	(7,659)	(7,659)
Total Stockholder’s Equity	2,962,748	3,414,555
Total Liabilities and Stockholder’s Equity	$5,571,168	$5,856,455

See the accompanying notes to these condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
	2011	2010
Operating Activities:
Net Loss	$(800,675)	$(975,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	10,159	4,817
Release of ESOP Shares	23,468	31,819
Amortization of debt discount	312,992	487,992

Decrease in:
Other Prepaid Expenses	5,546	3,987

Increase in:
Accounts Payable and Accrued Expenses	128,928	30,518

Net cash used in Operating Activities	(319,582)	(416,543)

Investing Activities:
Purchase of Land Held for Development	-	(1,184)

Net cash used in Investing Activities	-	(1,184)

Financing Activities:
Proceeds from Private Placement	300,000	475,000
Restricted Cash in Escrow	(250,000)	-
Deposits Held in Escrow	250,000	-
Payment of Deferred Financing Costs	(25,000)	-
Payment on Note payable	-	(8,538)
Payment of Preferred Stock dividends	-	(15,000)

Net cash provided by Financing Activities	275,000	451,462

Net increase (decrease) in cash	(44,582)	33,735

Cash beginning of period	98,855	42,410

Cash end of period	$54,273	$76,145

See the accompanying notes to these condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1.  Basis of Presentation

These condensed consolidated financial statements contain unaudited information as of June 30, 2011 and for the three and six month periods ended June 30, 2011 and 2010. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with our audited consolidated financial statements and the related notes thereto filed with our 2010 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2010 Annual Report on Form 10-K. The financial results for the interim period presented are not necessarily indicative of the results to be expected for the full year.

Note 2.  Going Concern

The condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses over the past several years, has no operations, generates no revenues, and as reflected in the accompanying condensed consolidated financial statements, incurred a loss applicable to common stockholders of $851,475 for the six months ended June 30, 2011. Our auditors have expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report on our consolidated financial statements included with the Annual Report on Form 10-K for the year ended December 31, 2010.

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

In an effort to raise capital to continue to pay on-going costs and expenses, the Company has borrowed funds from various sources in the past as more fully described in Note 6 to these condensed consolidated financial statements. Pursuant to a Private Placement Memorandum dated March 1, 2010, the Company offered Units consisting of a two year unsecured, convertible promissory note in the principal amount of $25,000 with interest at 12% per annum,  together with a five year Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Promissory Note is convertible into 50,000 shares of common stock of the Company immediately upon issuance at the option of the investor. Interest on the notes is payable either in cash or common stock at the option of the Company. The Company ultimately accepted subscriptions totaling $450,000 from unrelated subscribers and an additional $25,000 for one Unit purchased by a Director of the Company. The offering of these Units expired on June 29, 2010 pursuant to the terms of the Private Placement Memorandum.

Pursuant to an additional Private Placement Memorandum dated October 25, 2010, the Company offered Units consisting of a two year unsecured, convertible promissory note in the principal amount of $25,000 together with a five year Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Promissory Notes bear interest at 9% per annum and are convertible into 50,000 shares of common stock of the Company. Interest on the notes is payable either in cash or common stock at the option of the Company. As of June 30, 2011, the Company had accepted subscriptions totaling $512,500 from unrelated accredited investors and paid finders commissions of $25,000 to an unrelated third party. The offering of these Units expired on June 29, 2011 pursuant to the terms of the Private Placement Memorandum.

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

As of June 30, 2011, the Company had $54,273 of operating cash on hand and current accounts payable and accrued expenses totaling $655,971. In addition, a Line of Credit in the amount of $1,000,000 obtained in October 2008 is payable in November 2012. The Convertible Notes issued via the Private Placements discussed above total $987,500 in aggregate and become payable beginning in March 2012 and extending at various dates through June 2013.

The Company does not have the financial resources to develop its proposed casino resort. There can be no assurance that the Company can successfully develop its Diamondhead, Mississippi property and in the event that the Company is unsuccessful in raising sufficient cash or finding alternative means to meet its future obligations, it could have a significant adverse impact on the Company’s ability to continue as a going concern and ultimately develop the property.

Note 3.  Net Loss per Common Share

Net loss per common share applicable to common stockholders is based on the net loss applicable to common stockholders divided by the weighted average number of common shares outstanding during each period. Common shares outstanding consist of issued shares, including allocated and committed shares held by the ESOP trust, less shares held in treasury.

Basic net loss per share applicable to common stockholders is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is calculated by using the weighted average number of common shares outstanding plus other potentially dilutive securities. As of June 30, 2011 and 2010, potentially dilutive securities included 6,175,000 and 4,775,000 respectively of potential, additional common shares. The foregoing, potentially dilutive securities are excluded from diluted net loss per share applicable to common stockholders as their effect would be antidilutive.

The table below summarizes the components of potentially dilutive securities at June 30, 2011 and 2010.

Description	June 30, 2011	June 30, 2010

Convertible Preferred Stock	260,000	260,000
Options to Purchase Common Shares	1,965,000	2,615,000
Private Placement Warrants	1,975,000	950,000
Convertible Promissory Notes	1,975,000	950,000

Total	6,175,000	4,775,000

The table below summarizes the outstanding common shares.

	June 30, 2011	December 31, 2010
Common Shares outstanding includes:
Issued Shares	37,136,924	37,030,339
Less: Treasury Shares	(50,346)	(50,346)
Unallocated, uncommitted ESOP Shares	(2,664,777)	(2,704,550)
Outstanding Shares	34,421,801	34,275,443

Note 4.  Fair Value

The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. The standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The long-term debt approximates fair value based on Level 1 and Level 2 inputs, as further discussed in Note 6.

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

The Diamondhead, Mississippi property was last appraised in August 2003 at a value of $108,900,000. The appraisal was subject to certain material assumptions and was predicated on the site being fully permitted and zoned as a legally permissible, water-based casino site. In addition, the Company rejected an offer to purchase the entire 404 acre site for $100 million in July 2007 as not being in the best interest of the shareholders. Management of the Company stays informed of property values in close proximity to the Company’s Diamondhead, Mississippi property and based on Level 2 inputs, the fair value of the land held for development exceeds the carrying value of $5.5 million and, therefore, no impairment exists at June 30, 2011.

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

As of December 31, 2009, the Company had borrowed all of the $1,000,000 available to it under the Line of Credit. In addition, the Company and the lender had verbally agreed that payment of all interest accrued subsequent to June 30, 2009 would be deferred until the date payment in full is due. The lender is now deceased and it is unclear if his estate will honor that verbal agreement. If it is not honored, the Company could be considered to be in default for non-payment of interest due on the note which totaled $178,299 at June 30, 2011. Interest on this debt incurred prior to June 30, 2009 has been paid in full.

The Company valued the first option to purchase 50,000 shares of common stock at $39,094 using the Black-Scholes option pricing model. The value of this option is recorded as deferred financing cost and will be amortized over the expected life of the debt. Amortization of deferred financing cost amounted to $2,422 and $4,817 for each of the three and six month periods ending June 30, 2011 and 2010 respectively.

While the Lender has not exercised any options pursuant to the Line of Credit Agreement, the Company valued the additional options to purchase 250,000 shares of common stock using the Black-Scholes option pricing model on the date of each draw.

Amortization of debt discount applicable to this loan amounted to $6,532 and $12,992 for the three and six month periods ended June 30, 2011 and 2010 respectively.

Convertible Notes and Warrants

Pursuant to a Private Placement Memorandum dated March 1, 2010, the Company offered Units consisting of a two year unsecured, convertible promissory note in the principal amount of $25,000 with interest at 12% per annum,  together with a five year Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Promissory Note is convertible into 50,000 shares of common stock of the Company immediately upon issuance at the option of the investor. Interest on the notes is payable either in cash or common stock at the option of the Company. The Company ultimately accepted subscriptions totaling $450,000 from unrelated subscribers and an additional $25,000 for one Unit purchased by a Director of the Company.  The offering of these Units expired on June 29, 2010 pursuant to the terms of the Private Placement Memorandum.

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

Since the combined value of the warrants ($649,712) plus the intrinsic value of the convertible notes ($923,500) exceeds the fair value of the proceeds received from the sale of the Units ($475,000), the Company is limited to the amount of the proceeds when recording the beneficial conversion feature as debt discount. Using a pro rata contribution, the Company allocated the proceeds first to the warrant valuation in the amount of $196,169 and the remainder to the beneficial conversion feature in the amount of $278,831. The Company immediately amortized the debt discount for this Private Placement in the amount of $475,000 in the first six months of 2010.

Pursuant to an additional Private Placement Memorandum dated October 25, 2010, the Company offered Units consisting of a two year unsecured, convertible promissory note in the principal amount of $25,000 together with a five year Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Promissory Notes bear interest at 9% per annum and are convertible into 50,000 shares of common stock of the Company. Interest on the notes is payable in either cash or common stock at the option of the Company. The Company accepted subscriptions totaling $212,500 from unrelated accredited investors in 2010 and accepted an additional $300,000 of subscriptions from unrelated accredited investors in 2011. The Company paid a finders commission of $25,000 to an unrelated third party during the six months ended June 30, 2011 before the offering terminated June 29, 2011.

The Company valued the warrants issued under the subscriptions accepted as of December 31, 2010 at $179,766 using the Black-Scholes option pricing model. The intrinsic value of the convertible notes issued by December 31, 2010 amounted to $281,250 based on the fair market value of common stock on the date of issuance.

Since the combined value of the warrants ($179,766) plus the intrinsic value of the convertible notes ($281,250) exceeds the fair value of the proceeds received from the sale of the Units ($212,500 as of December 31, 2010), the Company is limited to the amount of the proceeds when recording the beneficial conversion feature as debt discount. Using a pro rata contribution, the Company allocated the proceeds first to the warrant valuation in the amount of $82,861 and the remainder to the beneficial conversion feature in the amount of $129,639. The Company immediately amortized additional debt discount of $212,500 during the year ended December 31, 2010.

The Company valued the warrants issued under the subscriptions accepted subsequent to December 31, 2010 at $330,078 using the Black-Scholes option pricing model. The intrinsic value of the convertible notes issued subsequent to December 31, 2010 amounted to $485,000 based on the fair market value of common stock on the date of issuance.

Since the combined value of the warrants ($330,078) plus the intrinsic value of the convertible notes ($485,000) exceeds the fair value of the proceeds received from the sale of the Units ($300,000 subsequent to December 31, 2010), the Company is limited to the amount of the proceeds when recording the beneficial conversion feature as debt discount. Using a pro rata contribution, the Company allocated the proceeds first to the warrant valuation in the amount of $121,489 and the remainder to the beneficial conversion feature in the amount of $178,511. The Company immediately amortized additional debt discount of $300,000 during the six months ending June 30, 2011.

The table below summarizes the Company’s long-term debt at June 30, 2011:

		Unamortized Debt	Net
Loan Facility	Gross Amount Owed	Discount	Long-Term Debt

Line of Credit	$1,000,000	$35,051	$964,949

Private Placements:
March 1, 2010	475,000	-	475,000
Less Current Portion	(475,000)	-	(475,000)
	-	-	-
October 25, 2010	512,500	-	512,500

Total Private Placements	512,500	-	512,500

Totals	$1,512,500	$35,051	$1,477,449

Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company uses projected volatility rates, which are based upon historical volatility rates trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s options.

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

Note 8. Payment of Preferred Dividends

During the first six months of 2011, the Company paid $35,800 of the total preferred dividends due for the first and second quarter of 2011 with 57,194 shares of its common stock. In addition, in January of 2011, the Company paid $40,400 of preferred dividends due for the third and fourth quarter of 2010 with 49,391 shares of its common stock.

During the first six months of 2010, the Company paid $20,800 of the total preferred dividends due for the first and second quarter of 2010 with 30,009 shares of its common stock. In addition, in January 2010, the Company paid $10,400 of preferred dividends due for the fourth quarter of 2009 with 18,909 shares of its common stock.

Note 9. Subsequent Events

In July 2011, the Company issued 60,097 common shares to holders of Convertible Notes in satisfaction of $43,965 of interest accrued on those notes through December 31, 2010. Included in the above issue, were 3,105 common shares issued to a Director of the Company in satisfaction of $2,268 of accrued interest.

In addition, the holder of a Promissory Note issued on November 10, 2010 in the principal amount of $25,000 exercised his right to convert the Promissory Note into 50,000 shares of common stock of the Company which the Company issued on or about July 21, 2011.

Note 10. Supplemental Cash Flow Information

Supplemental cash flow information for the six months ended June 30, 2011 and 2010 is as follows:

	June 30, 2011	June 30, 2010

Cash paid for interest	$-	$123

Non-cash financing activities:
Common stock issued:
For purchase of land	$-	$65,000

Preferred stock dividends satisfied with shares of common stock	$76,200	$31,200

Unpaid Preferred Stock dividends included in accounts payable and accrued expenses	$15,000	$30,000

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

This section should be read together with the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as well as the condensed consolidated financial statements for the six month period ended June 30, 2011 and accompanying notes included elsewhere in this document.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally relate to our strategies, plans and objectives for future operations and are based upon management's current plans and beliefs or estimates of future results or trends. Forward-looking statements also involve risks and uncertainties, including, but not limited to, the risks and uncertainties described in Part II, Item 1A of this report, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict.

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

Liquidity

The Company has incurred continued losses over the past several years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company incurred a loss applicable to common shareholders of $851,475 and $1,026,476 for the six month periods ending June 30, 2011 and 2010 respectively and expects continued losses for the foreseeable future. The Company recorded amortization of debt discount in the amount of $300,000 and $475,000 for the six month periods ending June 30, 2011 and 2010 respectively in connection with convertible notes and warrants issued pursuant to subscription acceptances of two Private Placements originating in 2010 and described more fully in Note 6 of the accompanying condensed consolidated financial statements.  General and administrative expenses incurred totaled $348,364 and $375,611 for the six month periods ending June 30, 2011 and 2010 respectively. The table below depicts the major categories comprising those expenses:

DESCRIPTION	June 30, 2011	June 30, 2010

Payroll and Related Taxes	$227,646	$233,978
Legal, Audit and Other Contracted Services	64,148	85,896
Rents and Insurances	16,620	16,793
Telephone, Office and Other Expenses	39,950	38,944

Total General and Administrative Expense	$348,364	$375,611

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

In an effort to raise capital to continue to pay on-going costs and expenses, the Company has borrowed funds from various sources in the past as more fully described in Note 6 to these condensed consolidated financial statements. Pursuant to a Private Placement Memorandum dated March 1, 2010, the Company offered Units consisting of a two year unsecured, convertible promissory note in the principal amount of $25,000 with interest at 12% per annum,  together with a five year Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Promissory Note is convertible into 50,000 shares of common stock of the Company immediately upon issuance at the option of the investor. Interest on the notes is payable either in cash or common stock at the option of the Company. The Company ultimately accepted subscriptions totaling $450,000 from unrelated subscribers and an additional $25,000 for one Unit purchased by a Director of the Company. The offering of these Units expired on June 29, 2010 pursuant to the terms of the Private Placement Memorandum.

Pursuant to a second Private Placement Memorandum dated October 25, 2010, the Company offered Units consisting of a two year unsecured, convertible promissory note in the principal amount of $25,000 together with a five year Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Promissory Notes bear interest at 9% per annum and are convertible into 50,000 shares of common stock of the Company. Interest on the notes is payable either in cash or common stock at the option of the Company. As of June 30, 2011, the Company had accepted subscriptions totaling $512,500 from unrelated accredited investors and paid finders commissions of $25,000 to an unrelated third party. The offering of these Units expired on June 29, 2011 pursuant to the terms of the Private Placement Memorandum.

The Company used the proceeds from both of these offerings to pay certain current liabilities, to pay partial accrued, but unpaid salaries, for general corporate purposes and to sustain the Company while it sought additional financing. The President of the Company is owed deferred salary in the amount of $184,609 as of June 30, 2011. The Vice-President of the Company is owed deferred salary in the amount of $86,144 as of June 30, 2011.  The President and Vice-President are key employees of the Company. There can be no assurance that either or both of them will continue to work for the Company without pay.

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

As of June 30, 2011, the Company had $54,273 of operating cash on hand and current accounts payable and accrued expenses totaling $655,971. In addition, a Line of Credit in the amount of $1,000,000 obtained in October 2008 is payable in November 2012. The Convertible Notes issued via the Private Placements discussed above total $987,500 in aggregate and become payable beginning in March 2012 and extending at various dates through June 2013. The Company does not have the financial resources to develop its proposed casino resort. There can be no assurance that the Company can successfully develop its Diamondhead, Mississippi property, and in the event that the Company is unsuccessful in raising sufficient cash or finding alternative means to meet its future obligations, it could have a significant adverse impact on the Company’s ability to continue as a going concern and ultimately develop the property.

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

The Diamondhead, Mississippi property was last appraised in 2003 at $108,900,000. The appraisal was subject to certain material assumptions and was predicated on the site being fully permitted and zoned as a legally permissible, water-based casino site. In addition, the Company rejected an offer to purchase the entire 404 acre site for $100 million in July 2007 as not being in the best interest of the shareholders. Management of the Company stays informed of property values in close proximity to the Company’s Diamondhead, Mississippi property and believes the fair value of the land held for development exceeds the carrying value of $5.5 million and, therefore, no impairment exists at June 30, 2011.

Management believes that use of the property as a gaming site represents the highest and best use of the property and provides for the greatest potential for shareholder value. In the event the Company was unable to obtain all of the permits required to develop a casino resort, the property could be used for other commercial or residential purposes.

Convertible Notes and Warrants

Pursuant to a Private Placement Memorandum dated March 1, 2010, the Company offered Units consisting of a two year unsecured, convertible promissory note in the principal amount of $25,000 with interest at 12% per annum,  together with a five year Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Promissory Note is convertible into 50,000 shares of common stock of the Company immediately upon issuance at the option of the investor. Interest on the notes is payable either in cash or common stock at the option of the Company. The Company ultimately accepted subscriptions totaling $450,000 from unrelated subscribers and an additional $25,000 for one Unit purchased by a Director of the Company. The offering of these Units expired on June 29, 2010 pursuant to the terms of the Private Placement Memorandum.

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

Since the combined value of the warrants ($649,712) plus the intrinsic value of the convertible notes ($923,500) exceeds the fair value of the proceeds received from the sale of the Units ($475,000), the Company is limited to the amount of the proceeds when recording the beneficial conversion feature as debt discount. Using a pro rata contribution, the Company allocated the proceeds first to the warrant valuation in the amount of $196,169 and the remainder to the beneficial conversion feature in the amount of $278,831. The Company immediately amortized the debt discount for this Private Placement in the amount of $475,000 in the first six months of 2010.

Pursuant to an additional Private Placement Memorandum dated October 25, 2010, the Company offered Units consisting of a two year unsecured, convertible promissory note in the principal amount of $25,000 together with a five year Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Promissory Notes bear interest at 9% per annum and are convertible into 50,000 shares of common stock of the Company. Interest on the notes is payable in either cash or common stock at the option of the Company. The Company accepted subscriptions totaling $212,500 from unrelated accredited investors in 2010 and accepted an additional $300,000 of subscriptions from unrelated accredited investors and paid a finders commission of $25,000 to an unrelated third party during the six months ended June 30, 2011 before the offering terminated June 29, 2011.

The Company valued the warrants issued under the subscriptions accepted as of December 31, 2010 at $179,766 using the Black-Scholes option pricing model and the intrinsic value of the convertible notes issued by December 31, 2010 amounted to $281,250 based on the fair market value of common stock on the date of issuance.

Since the combined value of the warrants ($179,766) plus the intrinsic value of the convertible notes ($281,250) exceeds the fair value of the proceeds received from the sale of the Units ($212,500 as of December 31, 2010), the Company is limited to the amount of the proceeds when recording the beneficial conversion feature as debt discount. Using a pro rata contribution, the Company allocated the proceeds first to the warrant valuation in the amount of $82,861 and the remainder to the beneficial conversion feature in the amount of $129,639. The Company immediately amortized additional debt discount of $212,500 during the year ended December 31, 2010.

The Company valued the warrants issued under the subscriptions accepted subsequent to December 31, 2010 at $330,078 using the Black-Scholes option pricing model and the intrinsic value of the convertible notes issued subsequent to December 31, 2010 amounted to $485,000 based on the fair market value of common stock on the date of issuance.

Since the combined value of the warrants ($330,078) plus the intrinsic value of the convertible notes ($485,000) exceeds the fair value of the proceeds received from the sale of the Units ($300,000 subsequent to December 31, 2010), the Company is limited to the amount of the proceeds when recording the beneficial conversion feature as debt discount. Using a pro rata contribution, the Company allocated the proceeds first to the warrant valuation in the amount of $121,489 and the remainder to the beneficial conversion feature in the amount of $178,511. The Company immediately amortized additional debt discount of $300,000 during the six months ending June 30, 2011.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company currently is not subject to any trading or non-trading market risk-sensitive instruments. The   note payable and the long-term debt listed on the Company’s balance sheet are at fixed interest rates and, therefore, are not market risk-sensitive.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company incurs ongoing expenses, but has no current revenue and no revenue stream with which to pay ongoing expenses. The Company will not have any revenue stream unless the Company is able to successfully develop its Diamondhead property, obtain funds prior to development of the property, or generate cash from the sale of parts or all of the property.  The Company’s inability to raise cash to pay its expenses in the future could adversely affect its ability to continue in the future. Current economic conditions in the casino industry, as well as tight credit markets in general, could adversely affect the Company’s ability to obtain reasonable financing for development of the Diamondhead property. As of the date of this report, the Company has essentially exhausted all cash resources currently available to it. In addition, our auditors have expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report included in our annual report on Form 10-K for the year ended December 31, 2010. The President of the Company is owed deferred salary in the amount of $184,609 as of June 30, 2011. The Vice-President of the Company is owed deferred salary in the amount of $86,144 as of June 30, 2011.  The President and Vice-President are key employees of the Company. There can be no assurance that either or both of them will continue to work for the Company without pay.

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

Item 3. Default Upon Senior Securities

None.

Item 4.  “Removed and Reserved”

Item 5.   Other Information

On June 1, 2011, Robert Zimmerman, the Chief Financial Officer of the Company since June of 1998, informed the Company that he would be retiring effective August 31, 2011.  Mr. Zimmerman is the only employee of the Company using the corporate office located in Largo, Florida. Therefore, in conjunction with Mr. Zimmerman's retirement, effective August 31, 2011, the Company will close its office in Largo, Florida.

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

DIAMONDHEAD CASINO CORPORATION

DATE: August 15, 2011	/s/	Deborah A. Vitale
	By:	Deborah A. Vitale
Chief Executive Officer

	/s/	Robert L. Zimmerman
	By:	Robert L. Zimmerman
Chief Financial Officer