Form 10-Q
period 2015-06-30
DIAMONDHEAD CASINO CORP
filed 2015-08-14
CIK 844887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
or
☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from                                                                            to

Commission File No: 0-17529

DIAMONDHEAD CASINO CORPORATION
 (Exact name of registrant as specified in charter)

Delaware	59-2935476
(State of Incorporation)	(I.R.S. EIN)

1031 Princess Street, Alexandria, Virginia  22314
(Address of principal executive offices)
Registrant's telephone number, including area code:  703-683-6800

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

Indicate the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: Number of shares outstanding as of August 10, 2015: 36,297,576.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
ASSETS	2015	2014

Current assets
Cash	$163,223	$843,083
Other current assets	23,844	36,655
Total current assets	187,067	879,738

Land held for development (Note 3)	5,476,097	5,476,097

Deferred financing costs (net of amortization of $37,213 at June 30, 2015 and
$18,518 at December 31, 2014)	163,887	182,582
Other assets	80	80

	$5,827,131	$6,538,497

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Notes payable	$1,962,500	$1,962,500
Short term financing agreement	4,549	14,905
Accounts payable and accrued expenses	3,503,765	3,304,479
Total current liabilities	5,470,814	5,281,884

Debenture payable (net of unamortized discount of $48,406 at June 30, 2015 and
$48,887 at December 31, 2014)	1,594	1,113

Convertible debentures payable (net of unamortized discount of $1,753,560 at
June 30, 2015 and $1,778,859 at December 31, 2014 )	46,440	21,141

Derivative liability	2,878,261	3,754,233

Total liabilities	8,397,109	9,058,371

Commitments and contingencies (Notes 8 and 9)

Stockholders' deficiency
Preferred stock, $.01 par value; shares authorized 5,000,000, outstanding 2,086,000 at June 30,2015 and December 31, 2014 (aggregate
liquidation preference of $2,519,080 at June 30, 2015 and December 31, 2014)	20,860	20,860
Common stock, $.001 par value; shares authorized 50,000,000,
Issued: 39,052,472 at June 30, 2015 and December 31, 2014, outstanding:
36,297,576 at June 30, 2015 and December 31, 2014	39,052	39,052
Additional paid-in capital	35,568,649	35,568,649
Unearned ESOP shares	(3,558,078)	(3,558,078)
Accumulated Deficit	(34,511,655)	(34,461,551)
Treasury stock, at cost, 368,526 shares at June 30, 2015 and
December 31, 2014	(128,806)	(128,806)

Total stockholders' deficiency	(2,569,978)	(2,519,874)

	$5,827,131	$6,538,497

See the accompanying notes to these condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,
	2015	2014
COSTS AND EXPENSES
Administrative and General	$367,969	$280,661
Amortization	9,399	6,132
Other	15,667	13,990

	393,035	300,783

OTHER (EXPENSE) INCOME
Amortization of Debt Discount	(7,920)	(15,447)
Interest Expense	(86,105)	(75,397)
Change in Fair Value of Derivative Liability	(477,308)	758,986
Other	-	6,214
	(571,333)	674,356

NET INCOME (LOSS)	(964,368)	373,573

PREFERRED STOCK DIVIDENDS	(25,400)	(25,400)

NET INCOME (LOSS) APPLICABLE TO
COMMON STOCKHOLDERS	$(989,768)	$348,173

Net (loss) earnings per common share, basic	$(.027)	$.010

Net (loss) earnings per common share, fully diluted	$(.027)	$.008

Weighted average number of common shares, basic	36,297,576	36,297,576

Weighted average number of common shares, fully diluted	36,297,576	44,934,075

See the accompanying notes to these condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
COSTS AND EXPENSES
Administrative and General	$624,557	$421,709
Amortization	18,695	6,132
Other	37,159	27,980

	680,411	455,821

OTHER INCOME (EXPENSE)
Amortization of Debt Discount	(25,780)	(15,447)
Interest Expense	(169,085)	(146,743)
Change in Fair Value of Derivative Liability	875,972	(1,294,190)
Other	-	6,214
	681,107	(1,450166)

NET INCOME (LOSS)	696	(1,905,987)

PREFERRED STOCK DIVIDENDS	(50,800)	(50,800)

NET (LOSS) APPLICABLE TO
COMMON STOCKHOLDERS	$(50,104)	$(1,956,787)

Net (loss) per common share, basic and fully diluted	$(.001)	$(.054)

Weighted average number of common shares, basic
and fully diluted	36,297,576	36,297,576

See the accompanying notes to these condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$696	$(1,905,987)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization	18,695	6,132
Change in fair value of derivative liability	(875,972)	1,294,190
Amortization of debt discount	25,780	15,447
Other assets	12,811	4,120
Accounts payable and accrued expenses	148,486	150,118
Net cash used in operating activities	(669,504)	(435,980)

FINANCING ACTIVITIES
Proceeds from Private Placements, net of financing costs	-	885,000
Proceeds from Short Term Note	-	1,836
Payment of Short Term Note	(10,356)	(8,044)
Net cash (used in) provided by financing activities	(10,356)	878,792

Net (decrease) increase in cash	(679,860)	442,812
Cash beginning of period	843,083	7,106
Cash end of period	$163,223	$449,918

Cash paid for interest	$10,775	$1.843

Non-Cash Financing activities:

Warrants included in deferred financing costs	$25,100	$16,210

Unpaid preferred stock dividends included
in accounts payable and accrued expenses	$381,000	$304,800

See the accompanying notes to these condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
Note 1. Organization and Business

Diamondhead Casino Corporation and Subsidiaries (the “Company”) own a total of approximately 404.5 acres of unimproved land in Diamondhead, Mississippi on which it plans, unilaterally or in conjunction with one or more partners, to construct a casino resort and hotel and associated amenities. The Company was originally formed to principally own, operate and promote gaming vessels offering day and evening cruises in international waters.

The Company's Common Stock was previously registered with the Securities and Exchange Commission and traded on the over-the counter bulletin board under the symbol “DHCC”.  The Company's stock registration was revoked effective September 4, 2014. Since that date, the Company’s Common Stock has not traded on any exchange or other public market.

On March 31, 2015, the Company filed a registration statement on Form 10 to again register its stock with the SEC. The registration became effective May 30, 2015.

Note 2. Liquidity and Going Concern

These condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses over the past several years, has no operations and generates no operating revenues. During the six months ended June 30, 2015 and 2014 the Company incurred net losses applicable to common shareholders, exclusive of the recording of change in the fair value of derivatives, of $926,076 and $662,597, respectively.

The Company has had no operations since it ended its gambling cruise ship operations in 2000. Since that time, the Company has concentrated its efforts on the development of its Diamondhead, Mississippi property. That development is dependent upon the Company obtaining the necessary capital, through either equity and/or debt financing, unilaterally or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, open, and operate a casino resort.

In the recent past, in order to raise capital to continue to pay on-going costs and expenses, the Company has borrowed funds and offered, through Private Placements, convertible instruments more fully described in Notes 5 and 6 to these condensed consolidated financial statements.

Note 3. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. Interim results are not necessarily indicative of results to be expected for the full year. The interim financial information should be read in conjunction with information included in the 2014 year-end financial statements as attached to our registration statement filed on Form 10 as Exhibit 99.1.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Diamondhead Casino Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short term highly liquid investments with a maturity of three months or less to be cash equivalents.

Land Held for Development

Land held for development is carried at cost. Costs directly related to site development, such as licensing, permitting, engineering, and other costs, are capitalized.

Land development costs, which have been capitalized, consist of the following:

Land under development	$4,934,323
Licenses	77,000
Engineering and costs associated with permitting	464,774

$5,476,097

Fair Value Measurements

The Company follows the provisions of ASC Topic 820 “Fair Value Measurements” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. The standard discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The table listed below provides a reconciliation of the beginning and ending net balances for the derivative liability measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2015 and for the year ended December 31, 2014:

	June 30,	December 31,
	2015	2014
Beginning balance	$3,754,233	$-

Total decrease in unrealized appreciation
(depreciation) included in net assets	(875,972)	1,904,233

Purchases, other settlements and issuances, net	-	1,850,000

Ending balance	$2,878,261	$3,754,233

Sensitivity Analysis to Changes in Level 3 Assumptions

Significant inputs include the expected dates when required conditions are met under the conversion terms of the debentures, the underlying market cap due to borrowings and losses, and discount for lack of marketability inasmuch as the stock is not trading.  In addition, use of different ranges of bond discount rates and changes in historical volatility rates would also result in a higher or lower fair value.

Current assets and current liabilities are financial instruments and management believes that their carrying amounts are reasonable estimates of their fair values due to their short term nature.

The convertible debentures and derivative liability approximate fair value based on Level 3 inputs, as further discussed in Note 6.

Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. No impairment existed as of June 30, 2015.

Net Earnings (Loss) per Common Share

Basic earnings/(loss) per share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding. Fully diluted earnings per share are calculated by using the weighted average number of common shares outstanding, plus other potentially dilutive securities. Common shares outstanding consist of issued shares, including allocated and committed shares held by the ESOP trust, less shares held in treasury. The dilutive securities below do not include 5,055,555 potentially Convertible Debentures since the requirements for possible conversion have not yet, and may never be, met.

The table below summarizes the components of potential dilutive securities at June 30, 2015 and 2014.

	June 30,	June 30,
Description	2015	2014

Convertible Preferred Stock	260,000	260,000
Options to Purchase Common Shares	3,440,000	3,440,000
Private Placement Warrants	2,086,500	3,011,500
Convertible Promissory Notes	1,925,000	1,925,000

Total	7,711,500	8,636,500

Segment Information

Operating segments are components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company currently operates solely in one segment, development of land, which relates to planned future operations.

Note 4. Accounts Payable and Accrued Expenses

The table below outlines the elements included in accounts payable and accrued expenses at June 30, 2015 and December 31, 2014:
	June 30,	December 31,
Description	2015	2014

Accrued payroll due officers	1,319,711	1,288,136
Accrued interest due officers	324,028	270,166
Accrued interest	860,853	756,405
Accrued dividends	406,400	355,600
Other accounts payable and accrued expenses	592,773	634,172

Total accounts payable and accrued expenses	3,503,765	3,304,479

Included in other accounts payable and accrued expenses are accrued director fees at June 30, 2015 and December 31, 2014 of $168,750 and $131,250, respectively, and rents payable to the President of the Company in the amounts of $67,608 and $62,062 at June 30, 2015 and December 31, 2014, respectively.

Note 5.  Notes Payable

Line of Credit

On October 23, 2008, the Company entered into an agreement with an unrelated third party for an unsecured Line of Credit up to a maximum of $1,000,000. The Line of Credit provided for funds to be drawn as needed and carries an interest rate on amounts borrowed of 9% per annum originally payable quarterly based on the pro rata number of days outstanding. All funds originally advanced under the facility were due and payable by November 1, 2012. As an inducement to provide the facility, the lender was awarded an immediate option to purchase 50,000 shares of common stock of the Company at $1.75 per share. In addition, the lender received an option to purchase a maximum of 250,000 additional shares of common stock of the Company at $1.75 per share. The options expire following repayment in full by the Company of the amount borrowed.

As of December 31, 2009, the Company had borrowed all of the $1,000,000 available to it under the Line of Credit. Interest on this debt incurred prior to June 30, 2009 has been paid in full. The Company was unable to satisfy the principal obligation of $1,000,000 by the due date of November 1, 2012 or any interest which accrued on the obligation after June 30, 2009 and is in default under the repayment terms of the note.

Convertible Notes and Warrants

Pursuant to a Private Placement Memorandum dated March 1, 2010, the Company offered Units consisting of a two year unsecured, convertible promissory note in the principal amount of $25,000 with interest at 12% per annum, together with a five year Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Promissory Note is convertible into 50,000 shares of common stock of the Company immediately upon issuance at the option of the investor. Interest on the notes is payable either in cash or common stock at the option of the Company. The Company ultimately accepted subscriptions totaling $450,000 from unrelated subscribers and an additional $25,000 for one Unit purchased by a Director of the Company.  The five-year Warrants issued in connection with the Units have expired.

Pursuant to an additional Private Placement Memorandum dated October 25, 2010, the Company offered Units consisting of a two year unsecured, convertible promissory note in the principal amount of $25,000 together with a five year Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Promissory Notes bear interest at 9% per annum and are convertible into 50,000 shares of common stock of the Company. Interest on the notes is payable in either cash or common stock at the option of the Company. The Company accepted subscriptions totaling $512,500 from unrelated accredited investors. On July 2, 2011, the Company redeemed a note in the principal amount of $25,000 by issuing 50,000 shares of common stock.

The Convertible Notes issued via the Private Placements discussed above total $962,500 in aggregate and became due and payable beginning in March 2012 and extending at various dates through June 2013. As of the date of the filing of this report, all of the aforementioned debt obligations remain unpaid and in default under the repayment terms of the notes.

The table below summarizes the Company’s notes payable at June 30, 2015 and December 31, 2014:

Gross Amount
Loan Facility	Owed

Line of Credit	$1,000,000

Private Placements:
March 1, 2010	475,000
October 25, 2010	487,500

Total Private Placements	962,500

Total Note Payable	$1,962,500

Note 6. Convertible Debentures and Derivative Liability

Pursuant to a Private Placement Memorandum dated February 14, 2014 (the "Private Placement"), the Company offered up to a maximum of $3,000,000 of Collateralized Convertible Senior Debentures to accredited or institutional investors. The Offering was conducted contingent on the deposit into Escrow of the purchase price for all of the Debentures offered in the principal amount of $3,000,000. The Debentures, once issued, bear interest at 4% per annum after 180 days, mature six years from the date of issuance, and are secured by a lien on the Company’s Mississippi property. The debentures were offered in three tranches as follows:

 (a)  $1,000,000 of First Tranche Collateralized Convertible Senior Debentures convertible into an aggregate of 3,333,333 shares of Common Stock of the Company at a conversion price of $ .30 per share (the “First Tranche Debentures”);

(b)  $1,000,000 of Second Tranche Collateralized Convertible Senior Debentures, convertible into an aggregate of 2,222,222 shares of Common Stock of the Company at a conversion price of $ .45 per share (the “Second Tranche Debentures”); and

(c)  $1,000,000 of Third Tranche Collateralized Convertible Senior Debentures, convertible into either 1,818,182 shares of Common Stock or 1,333,333 shares of Common Stock of the Company, at a conversion price of $ .55 or $ .75 per share depending upon certain conditions described in the Private Placement Memorandum (the “Third Tranche Debentures”).

On March 31, 2014, the First Closing occurred when subscriptions in the amount of $3,000,000 were received in Escrow and accepted by the Company. The Escrow Agent released $1,000,000 to the Company and the Company issued First Tranche Debentures in the aggregate principle amount of $1,000,000.

The Company's stock registration was revoked effective September 4, 2014. Therefore, on December 4, 2014, the Company extended offers to the investors to amend the Private Placement.  The Company offered to amend certain terms and conditions, including the conversion terms of the First Tranche Debentures, which were issued on March 31, 2014 (“Amendment I”). The Company separately offered to amend certain terms and conditions, including those relating to issuance and conversion of the Second and Third Tranche Debentures, as well as the period of time within which to perform the Third Tranche Closing Obligations, as amended (“Amendment II”).

On December 31, 2014, investors who had purchased $950,000 of First Tranche Debentures consented to the amended conversion terms of Amendment I. The remaining Debenture in the amount of $50,000 remains as originally issued with no conversion rights. Thus the First Tranche Debentures can be converted into a total of 3,166,666 shares of common stock. On December 31, 2014, the Second Closing occurred when investors representing $850,000 of Second Tranche Debentures consented to Amendment II.  The Escrow Agent released $850,000 to the Company and the Company issued Second Tranche Debentures in the aggregate principle amount of $850,000. Thus the Second Tranche Debentures can be converted into 1,888,889 shares of common stock. The Escrow Agent refunded $300,000 to those investors who did not consent to Amendment II.

The Company did not meet the closing obligations for the Tranche 3 Debentures as of June 30, 2015, as was required, pursuant to the terms of the Private Placement, as amended. Therefore, the remaining $850,000 being held in escrow for the purchase of the Third Tranche Debentures was returned to the investors.

For purposes of determining the proper accounting treatment and valuation of the instruments, the Company applied the provisions set forth in ASC Topic 820, "Fair Value in Financial Instruments" and ASC Topic 815, "Accounting for Derivative Instruments and Hedging Activities."  Since the Notes issued have derivative features, the embedded derivatives should be bundled and valued as a single, compound embedded derivative, bifurcated from the debt host and treated as a liability. In addition, the valuation is required to be conducted for each reporting period the instrument was in existence.

As previously noted, the Company’s stock registration was revoked effective September 4, 2014. Therefore the Company engaged an independent valuation expert to determine the fair value of its shares of common stock for each quarter beginning with the quarter ended September 30, 2014 through the quarter ended June 30, 2015. For periods after September 3, 2014, the fair value was estimated by adjusting the most recent market price by changes in the underlying market cap due to changes in the value of net assets and applying a discount for lack of marketability inasmuch as the stock is not trading. Monte Carlo models were developed to value the derivative liability within the Notes using a historical volatility rate of 195% at June 30, 2015 and 172% at December 31, 2014, and using discount bond rates based on the expected remaining term of each instrument ranging from 6.45% to 7.07% at June 30, 2015 and 5.78% to 9.85% at December 31, 2014, with expected conversion requirements being met by September 30, 2015.

The estimated fair value for the derivative liability relating to each Debenture at the balance sheet dates is as follows:

	June 30, 2015	December 31, 2014

Tranche 1	$1,546,551	$2,014,733
Tranche 2	1,331,710	1,739,500

Derivative Liability	$2,878,261	$3,754,233

At the initial valuation date of each Tranche, a portion of the derivative liability was allocated to the Convertible Debentures as debt discount, with the remainder being recorded as other income/expense. At March 31, 2014, the initial valuation of Tranche 1 Debentures, $1,000,000 was allocated to debt discount and at December 31, 2014, the initial valuation of Tranche 2 Debentures, $850,000 was allocated to debt discount. The debt discount is subsequently amortized to expense using an effective interest methodology.

Amortization of debt discount amounted to $25,299 for the Tranche 1 and Tranche 2 Convertible Debentures and $481 for the non-convertible Debenture for the six months ended June 30, 2015. The Company recorded a decrease in the fair value of the derivative liability of $875,972 for the six months ended June 30, 2015.

In the event the Company fails to meet the conditions for conversion of the Debentures, the First Tranche Convertible Debentures which total $950,000, would be due on March 31, 2020 and the Second Tranche Debentures, which total $850,000, would be due December 31, 2020. The sole remaining non-convertible Debenture in the amount of $50,000 is due March 31, 2020.

Note 7.  Related Party Transactions

As of June 30, 2015, the President of the Company, a current Director of the Company, is owed deferred salary in the amount of $1,116,996 and the Vice President, the current Chairman of the Board of Directors of the Company, is owed deferred salary in the amount of $121,140. The Board of directors had previously agreed to pay interest at 9% on the amounts owed. Accrued interest under this agreement for the six months ended June 30, 2015 and 2014 amounted to $53,863 and $50,247, respectively.

Effective September 1, 2011, the Company entered into a month-to-month lease with the President and then-Chairman of the Board of Directors of the Company, for office space in a furnished and fully equipped townhouse office building owned by the President in Alexandria, Virginia. The lease required base rent in the amount of $4,534 per month and payment of associated costs of insurance, real estate taxes, expenses and utilities. Rent expense associated with this lease amounted to $34,287 and $37,050 for the six months ended June 30, 2015 and 2014, respectively. The President received direct cash payments totaling $27,207 for current rents in the first six months of 2015. The President received direct cash payments of $100,000 of the $168,665 total for accumulated rents for the period from September 1, 2011 through March 31, 2014 and an additional $13,602 for base rents due April 1, 2014 through June 30, 2014.

Directors of the Company are entitled to a Director fee of $15,000 per year for their services. The Company has been unable to pay directors' fees to date. As of June 30, 2015 and 2014 a total of $168,750 and $93,750, respectively, was due and owing to the Company’s directors. Directors have previously been compensated and may, in the future, be compensated for their services with common stock or options to purchase common stock of the Company.

Note 8.  Commitments and Contingencies

Management Agreement

On June 19, 1993, two subsidiaries of Diamondhead Casino Corporation, Casino World Inc. and Mississippi Gaming Corporation, entered into a Management Agreement with Casinos Austria Maritime Corporation (CAMC). Subject to certain conditions, under the Management Agreement, CAMC would operate, on an exclusive basis, all of the Company’s proposed dockside gaming casinos in the State of Mississippi, including any operation fifty percent (50%) or more of which is owned by the Company or its affiliates. Unless terminated earlier pursuant to the provisions of the Agreement, the Agreement terminates five years from the first day of actual Mississippi gaming operations and provides for the payment of an annual operational term management fee of 1.2% of all gross gaming revenues between zero and $100,000,000; plus 0.75% of gross gaming revenue between $100,000,000 and $140,000,000; plus 0.5% of gross gaming revenue above $140,000,000; plus two percent of the net gaming revenue between zero and $25,000,000; plus three percent of the net gaming revenue above twenty-five million dollars $25,000,000. Management of the Company believes this Agreement is no longer in effect. However, there can be no assurance that CAMC will not attempt to maintain otherwise which would lead to litigation.

Related Parties

The Company has an agreement with a Director pursuant to which he will be paid a bonus in the event of any recovery received from litigation against BP relating to the oil spill. This Director will receive ten percent of any amounts received by the Company, after deduction of attorney fees and expenses relating to the litigation.

Other

The Company's obligations under the Collateralized Convertible Senior Debentures will be secured by a lien on the Company’s Mississippi property (the “Investors Lien”).  Liens were placed on the Property in favor of the Investors for $1,850,000. The Investors Lien is in pari passu with a lien placed on the Property in favor of the President of the Company, the Vice President of the Company, and certain directors of the Company, for past due wages, compensation, and expenses owed to them in the maximum aggregate amount of $2,000,000 (the “Executives Lien”). Ms. Vitale will serve as Lien Agent for the Executives Lien.

The Company is currently delinquent in filing those documents and forms required to be filed in connection with its Employee Stock Ownership Plan ("ESOP") for the years ended December 31, 2010, 2011, 2012 and 2013. The Company did not have the funds to pay professionals to audit its ESOP and/or prepare and file required documents and forms when due.  Although these required filings normally do not result in any tax due to an agency of the government, the Company could be subject to significant penalties for failure to file these forms when due. Penalties are assessed by both the Department of Labor and the Internal Revenue Service on a per diem basis from the original due dates for the required informational filings until the filings are actually made. The Company has accrued $42,605 and $28,417 in penalties for the six months ended June 30, 2015 and 2014, respectively, based on the current delinquent filings. In addition, the Company expects that cumulative penalties for all delinquent ESOP filings could total $185,208 through June 30, 2015. The Company intends to bring its ESOP-required filings current and when current, will attempt to enroll in a voluntary compliance program with the Department of Labor and the Internal Revenue Service with respect to any penalties or fines incurred. However, there can be no assurance the Company will be able to enroll in any such program or obtain a reduction of the fines and penalties that may be due.

Litigation

College Health & Investment, L.P. v. Diamondhead Casino Corporation

On January 15, 2015, the plaintiff, a beneficial owner of in excess of 5% of the common stock of the Company, filed suit for breach of a Promissory Note issued March 25, 2010, in the principle amount of $150,000, with interest payable at 12% per annum, with a maturity date of March 25, 2012. Plaintiff seeks payment of principle of $150,000, interest due through December 31, 2014 in the amount of $45,000, and interest due of 12% per annum from December 31, 2014 until entry of judgment. The note as well as the accrued interest thereon, are shown as current liabilities on the Company’s balance sheet at June 30, 2015. On January 22, 2015, the defendant forwarded a Notice of Conversion to plaintiff, exercising the Borrower's right to convert the principal and any interest due on the Note into common stock. On February 11, 2015, the Company moved to dismiss the complaint as moot. The plaintiff filed an opposition to the motion to dismiss alleging that the Note was convertible only prior to its maturity date. The Court agreed with the Plaintiff and denied the Company's motion to dismiss. On July 16, 2015, the Company filed an Answer and Affirmative Defenses. The matter is pending.

College Health & Investment, L.P. v. Diamondhead Casino Corporation

On February 13, 2015, the plaintiff, a beneficial owner in excess of 5% of the common stock of the Company, filed a Verified Complaint Pursuant to 8 Del.C.§211(c), with a Verification signed by the plaintiff's General Partner, Samuel I. Burstyn, seeking an order compelling the Company to hold an annual meeting. The Company agreed to entry of an Order setting  a new date for an annual meeting of June 8, 2015, a Record Date of April 24, 2015, and to clarify that there is no advance notice requirement for the submission of stockholder proposals at the Company's annual stockholders' meetings. The plaintiff sought costs and expenses, including reasonable attorneys' fees. On or about July 7, 2015, the Plaintiff filed a Motion for an Award of Attorneys' Fees and Reimbursement of Expenses in the total amount of $150,000 for both this case and the following case.  The Company intends to file an opposition to this motion.

College Health & Investment, L.P. v. Edson R. Arneault, Deborah A. Vitale, Gregory A. Harrison, Martin Blount and Benjamin Harrell

On March 14, 2015, the plaintiff, a beneficial owner in excess of 5% of the common stock of the Company, filed a Verified Complaint, with a Verification signed by the plaintiff's General Partner, Samuel I. Burstyn. In Count I, the plaintiff alleges that the defendants breached their fiduciary duty of disclosure. In Count II, the plaintiff alleges that defendants breached their fiduciary duties of loyalty and care. The defendants believe that plaintiff's claims are without merit and intend to vigorously defend this lawsuit.  On or about July 30, 2015, the defendant directors filed Defendants' Answer and Verified Counterclaims for defamation, breach of fiduciary duty and aiding and abetting a breach of fiduciary duty. The plaintiff sought injunctive relief, but no monetary damages other than attorney’s fees. As noted above, on or about July 7, 2015, the Plaintiff filed a Motion for an Award of Attorneys' Fees and Reimbursement of Expenses in the total amount of $150,000 for both cases. The defendant directors intend to file an opposition to this motion.

Note 9. Subsequent Event

On August 6, 2015, an Involuntary Petition was filed in the United States Bankruptcy Court by F. Richard Stark, Arnold J. Sussman and A. David Cohen, under title 11, United States Code, requesting an order for relief under chapter 7 of the Bankruptcy Code. The three creditors list combined claims of $150,000 in principal, plus interest due on certain promissory notes. The Company intends to oppose the petition.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Forward Looking Statements

This section should be read together with the consolidated financial statements and related notes thereto, for the fiscal years ended December 31, 2014 and the condensed unaudited consolidated statements for the three months ended March 31, 2015 and 2014, attached as Item 13 to our registration statement previously filed on Form 10.

This Quarterly Report on Form 10-Q contains forward-looking statements and involves risks and uncertainties that could materially affect the Company’s future plans, business strategy, expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding our ability to implement our business plan and business strategy, our ability to obtain financing to sustain the Company, our ability to finance our future development and future operations, our ability to attract key personnel, and our ability to operate profitably in the future. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Any statements contained in this document that are not statements of historical fact may be deemed to be forward-looking statements. You can identify forward-looking statements as those that are not historical in nature, particularly those that use terminology such as “may”, “will”, “should”, “expects”, “anticipates”, “contemplates”, “estimates”, “believes”, "assumes", “intends”, “plans”, “projects”, “predicts”, “potential” or “continue” or the negative of these or similar terms. In evaluating these forward-looking statements, you should consider risks and uncertainties relating to various factors, including, but not limited to, financing, licensing, construction and development, competition, legal actions, federal, state, county and/or city government actions, general financing conditions, and general economic conditions.

The Company’s actual results may differ significantly from results projected in the forward-looking statements. We undertake no obligation to revise or update forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements

Throughout this report references to “we”, “our”, “us”, “Diamondhead Casino Corporation”, the “Company”, and similar terms refer to Diamondhead Casino Corporation and its wholly-owned subsidiaries, unless the context indicates otherwise.

Overview

The Company’s current priority is the development of a casino resort on its Property located in Diamondhead, Mississippi. The Company’s management, financial resources and assets will be devoted towards the development of this Property. There can be no assurance that the Property can be developed or, that if developed, that the project will be successful.

Liquidity

The Company has incurred continued losses over the past several years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has had no operations since it ended its gambling cruise ship operations in 2000. Since that time, the Company has concentrated its efforts on the development of its Diamondhead, Mississippi property. That development is dependent upon the Company obtaining the necessary capital, through either equity and/or debt financing, unilaterally or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, open, and operate a casino resort.

In the past, the Company has been able to sustain itself through various short term borrowings, however, as of June 30, 2015 the Company cash on hand amounted to $163,223 while accounts payable and accrued expenses totaled $3,503,765. Therefore, in order to sustain itself, it is imperative that the Company secure a source of funds to provide further working capital.

Financial Results and Analysis

During the six months ended June 30, 2015 and 2014 the Company incurred net losses, exclusive of the recording of change in the fair value of derivatives, of $875,276 and $611,797, respectively. However, the Company recorded a decrease in the fair value of the derivative liability in the amount of $875,972 which assisted in recording a net loss applicable to common stockholders of $50,104 for the six months ended June 30, 2015. Conversely, the Company recorded an increase in the fair value of the derivative liability in the amount of $1,294,190 which assisted in recording a net loss applicable to common stockholders of $1,956,787 for the six months ended June 30, 2014. General and administrative expenses incurred totaled $624,557 and $421,709 for the six months ending June 30, 2015 and 2014, respectively. The table below depicts the major categories comprising those expenses:

	June 30,	June 30,
DESCRIPTION	2015	2014
Payroll and Related Taxes	$300,432	$233,201
Director Fees	37,500	33,750
Professional Services	69,801	5,250
Annual Meeting Expenses	61,762	—
Stock Transfer and Escrow Fees	3,621	9,437
Rents and Insurances	45,067	46,417
State Franchise Taxes and Fees	2,498	7,902
Fines and Penalties	42,605	28,417
Edgar Reporting Fees	25,000	---
Land Valuation Fee	12,500	---
Consulting, Surveying and Engineering fees
associated with property development	---	37,150
All Other Expenses	23,771	20,185

Total General and Administrative Expenses	$624,557	$421,709

The increases in payroll and related taxes for the six months ended June 30, 2015 versus 2014 in the amount of $67,231, were the result of compensation paid to a new Director of the Company as well as appointing that Director as President of the Company’s wholly-owned subsidiary, Casino World, Inc., effective March 31, 2014. In addition, the Company incurred an increase in professional fees in the amount of $64,551 primarily due to accounting and legal fees associated with the preparation and filing of its Registration Statement on Form 10 and amendments thereto, legal fees associated with preparation of documents regarding the Company’s annual meeting held on June 8, 2015, and legal fees associated with the legal proceedings discussed more fully in Note 9 to the accompanying unaudited condensed consolidated financial statements. The Company also incurred annual meeting costs totaling $61,792, land valuation costs totaling $12,500 and EDGAR reporting fees estimated at $25,000 during the six months ended June 30, 2015, but did not incur any expense relating to the aforementioned items for the six months ended June 30, 2014.

Interest expense incurred totaled $169,085 and $146,743 for the six months ended June 30, 2015 and 2014, respectively, an increase of $22,342. The increase is attributable to the impact of accrued interest on the Tranche 1 Debentures, which, under the terms of the debentures, began accruing interest on September 28, 2014.

The Company has had no operations since it ended its gambling cruise ship operations in 2000. Since that time, the Company has concentrated its efforts on the development of its Diamondhead, Mississippi Property. The development of the Diamondhead Property is dependent on obtaining the necessary capital, unilaterally, or in conjunction with one or more partners, through equity and/or debt financing, to master plan, design, obtain permits for, construct, staff, open, and operate a casino resort.  In order to raise capital to continue to pay ongoing costs and expenses, the Company has borrowed funds and offered, through Private Placements, convertible instruments more fully described in Notes 5 and 6 to the attached condensed consolidated financial statements.

As of June 30, 2015, the Company had $163,223 of operating cash on hand and current accounts payable and accrued expenses totaling $3,503,765. In addition, a Line of Credit in the amount of $1,000,000 obtained in October 2008 was payable in November 2012. Also, Convertible Notes issued via two Private Placements offered in 2010 totaling $962,500 in aggregate at June 30, 2015, had become payable beginning in March 2012 and extending at various dates through June 2013. As of the date of the filing of this report, none of the aforementioned debt obligations have been satisfied and the Company is in default of the repayment terms of the notes. On August 6, 2015, an Involuntary Petition was filed in the United States Bankruptcy Court by F. Richard Stark, Arnold J. Sussman and A. David Cohen, under title 11, United States Code, requesting an order for relief under chapter 7 of the Bankruptcy Code. The three creditors list combined claims of $150,000 in principal, plus interest due on certain promissory notes. The Company intends to oppose the petition. Therefore, for the Company to continue to sustain itself, additional capital will be required.

As of June 30, 2015, the Company had received $1,850,000 of proceeds from the closing of the First and Second Tranche Convertible Debentures and had expended approximately $1,687,000 of those proceeds for the payments of placement fees, costs associated with gaming site approval and working capital as summarized in the chart below.

		Jan –June
Description of Expenditures	2014	2015	Total

Private Placement related fees, commissions and expenses	$185,785	$—	$185,785
Payment to the President per the Private Placement applied to past due office rents	100,000	—	100,000
Accounting, audit and legal fees	75,000	204,799	279,799
Payroll paid to the Chairman and President and related taxes	319,409	249,496	568,905
Office rents paid to the President	40,806	27,204	68,010
Mississippi Property taxes and property related fees and expenses	58,258	64,291	122,549
State Franchise taxes, fines and penalties and registered agent fees	22,435	4,860	27,295
Mississippi property development consulting fees, engineering and survey costs and other fees and expenses	55,114	—	55,114
Feasibility Study	15,000	—	15,000
Appraisal Fee	12,500	—	12,500
Repayment of advance from a Director	10,000	—	10,000
Repayment of Advance from a Shareholder	25,000	—	25,000
Stock transfer and escrow fees	14,125	3,620	17,745
Director and Officer liability and other insurance premiums	13,339	14,130	27,469
Annual meeting expenses		61,762	61,762
Interest paid to debenture holders		10,411	10,411
Refundable deposits		13,934	13,934
Other operating expenses	60,100	25,353	85,453

Total	$1,006,871	$679,860	$1,686,731

Off-Balance Sheet Arrangements

Management Agreement

On June 19, 1993, two subsidiaries of the Company, Casino World Inc. and Mississippi Gaming Corporation, entered into a Management Agreement with Casinos Austria Maritime Corporation (CAMC). Subject to certain conditions, under the Management Agreement, CAMC would operate, on an exclusive basis, all of the Company’s proposed dockside gaming casinos in the State of Mississippi, including any operation fifty percent (50%) or more of which is owned by the Company or its affiliates. Unless terminated earlier pursuant to the provisions of the Agreement, the Agreement terminates five years from the first day of actual Mississippi gaming operations and provides for the payment of an annual operational term management fee of 1.2% of all gross gaming revenues between zero and $100,000,000; plus 0.75% of gross gaming revenue between $100,000,000 and $140,000,000; plus 0.5% of gross gaming revenue above $140,000,000; plus two percent of the net gaming revenue between zero and $25,000,000; plus three percent of the net gaming revenue above twenty-five million dollars $25,000,000.  The Company believes this Agreement is no longer in effect. However, there can be no assurance that CAMC will not attempt to maintain otherwise which would lead to litigation.

There are no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources, that are material to our stockholders.

Critical Accounting Policy

Convertible Notes - Derivative Financial Instruments

The Company closed on the First Tranche of a financing agreement and issued the First Tranche Collateralized Convertible Senior Debentures (“Tranche I”) in the amount of $1,000,000 on March 31, 2014.  These debentures contained a ratchet reset provision which requires derivative treatment.  The Tranche I notes were amended on December 31, 2014.  Only $950,000 of the original $1,000,000 in Tranche I contained derivative features.  The Company closed on the Second Tranche of a financing agreement and issued Second Tranche Collateralized Convertible Senior Debentures (“Tranche II”) in the amount of $850,000 on December 31, 2014.  These debentures contain a ratchet reset provision which requires derivative treatment.

Each of these notes was analyzed to determine the proper accounting treatment and valuation as set forth in the Statement of Financial Accounting Standard ASC 820–10–35–37 Fair Value in Financial Instruments; Statement of Financial Accounting Standard ASC 815 Accounting for Derivative Instruments and Hedging Activities; Emerging Issues Task Force (“EITF”) Issues No. 00–19 and 07–05.  As indicated above with the description of each Note issued during the year, the accounting treatment was determined.  For those debt instruments with derivative features, the embedded derivatives were bundled and valued as a single, compound embedded derivative, bifurcated from the debt host and treated as a liability.

The embedded derivatives within the convertible notes have been recorded at fair value at the date of issuance and are marked-to-market each reporting period with changes in fair value recorded to the Company's income statement as "Net change in fair value of derivative liabilities." The Company has utilized a third party valuation firm to fair value the embedded derivatives using a Monte Carlo model.

The fair value of the derivative liabilities are subject to the changes in the fair value of the Company's common stock, projected volatility, projected reset and redemption events, as well as the discount rate and estimated timing of the conditions that allow conversion of the notes. At June 30, 2015, the Company’s common stock was not trading on an exchange. The fair value of the common stock was estimated based on the most recent market price, adjusted due to borrowing and losses since the delisting date, and applying a discount for lack of marketability. Volatility was projected at 195% based on comparable company volatilities. The Company did not expect to redeem the notes and projected potential reset events from capital raising activities were not expected to occur prior to July 31, 2015. The discount rate was based on bond rates in effect based on the remaining term for each instrument and ranged from 6.45% to 7.07%. The Company expected to complete the conditions for conversion by September 30, 2015. Changes in these assumptions will change the fair value of the derivative. The primary factors discussed that would have an impact on the fair value of the derivative are the fair value of the stock and the potential reset events. A higher stock price would increase the derivative value. More frequent potential reset events would also increase the derivative value. As a result, the Company's financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company's stock at the balance sheet date and the amount of shares converted by note holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company currently is not subject to any trading or non-trading market risk-sensitive instruments. The   note payable and the long-term debt listed on the Company’s balance sheet are at fixed interest rates and, therefore, are not market risk-sensitive.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer, who also serves as Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2015 that are expected to materially affected, or are  reasonably likely to materially affect, our internal control over financial reporting.

PART II:   OTHER INFORMATION

Item 1.  Legal Proceedings

College Health & Investment, L.P. v. Diamondhead Casino Corporation

On January 15, 2015, the plaintiff, a beneficial owner of in excess of 5% of the common stock of the Company, filed suit for breach of a Promissory Note issued March 25, 2010, in the principle amount of $150,000, with interest payable at 12% per annum, with a maturity date of March 25, 2012. Plaintiff seeks payment of principle of $150,000, interest due through December 31, 2014 in the amount of $45,000, and interest due of 12% per annum from December 31, 2014 until entry of judgment. On January 22, 2015, the defendant forwarded a Notice of Conversion to plaintiff, exercising the Borrower's right to convert the principal and any interest due on the Note into common stock. On February 11, 2015, the Company moved to dismiss the complaint as moot. The plaintiff filed an opposition to the motion to dismiss alleging that the Note was convertible only prior to its maturity date. The Court agreed with the Plaintiff and denied the Company's motion to dismiss. On July 16, 2015, the Company filed an Answer and Affirmative Defenses. The matter is pending.

College Health & Investment, L.P. v. Diamondhead Casino Corporation

On February 13, 2015, the plaintiff, a beneficial owner in excess of 5% of the common stock of the Company, filed a Verified Complaint Pursuant to 8 Del.C.§211(c), with a Verification signed by the plaintiff's General Partner, Samuel I. Burstyn, seeking an order compelling the Company to hold an annual meeting. The Company agreed to entry of an Order setting  a new date for an annual meeting of June 8, 2015, a Record Date of April 24, 2015, and to clarify that there is no advance notice requirement for the submission of stockholder proposals at the Company's annual stockholders' meetings. The plaintiff sought costs and expenses, including reasonable attorneys' fees. On or about July 7, 2015, the Plaintiff filed a Motion for an Award of Attorneys' Fees and Reimbursement of Expenses in the total amount of $150,000 for both this case and the following case.  The Company intends to file an opposition to this motion.

College Health & Investment, L.P. v. Edson R. Arneault, Deborah A. Vitale, Gregory A. Harrison, Martin Blount and Benjamin Harrell

On March 14, 2015, the plaintiff, a beneficial owner in excess of 5% of the common stock of the Company, filed a Verified Complaint, with a Verification signed by the plaintiff's General Partner, Samuel I. Burstyn. In Count I, the plaintiff alleges that the defendants breached their fiduciary duty of disclosure. In Count II, the plaintiff alleges that defendants breached their fiduciary duties of loyalty and care. The defendants believe that plaintiff's claims are without merit and intend to vigorously defend this lawsuit.  On or about July 30, 2015, the defendant directors filed Defendants' Answer and Verified Counterclaims for defamation, breach of fiduciary duty and aiding and abetting a breach of fiduciary duty. The plaintiff sought injunctive relief, but no monetary damages other than attorney’s fees. As noted above, on or about July 7, 2015, the Plaintiff filed a Motion for an Award of Attorneys' Fees and Reimbursement of Expenses in the total amount of $150,000 for both cases. The defendant directors intend to file an opposition to this motion.

In re Diamondhead Casino Corporation (United States Bankruptcy Court)(District of Delaware)(Case No. 15-11647)

On August 6, 2015, an Involuntary Petition was filed in the United States Bankruptcy Court by F. Richard Stark, Arnold J. Sussman and A. David Cohen, under title 11, United States Code, requesting an order for relief under chapter 7 of the Bankruptcy Code. The three creditors list combined claims of $150,000 in principal, plus interest due on certain promissory notes. The Company intends to oppose the petition.

Item 1A.  Risk Factors

As a smaller reporting company, information under this item is not required to be presented.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

The Company is in arrears on the payment of dividends due on it three series of preferred stock currently issued and outstanding. The Company has not paid dividends due in the first six months in the amount of $15,000 on its Series S preferred stock, $15,000 on its Series S-NR preferred stock and $20,800 on its Series S-PIK preferred stock. The table below summarizes total preferred stock dividends in arrears at June 30, 2015:

Total Amount
Description	In Arrears

Series S	$120,000
Series S-NR	120,000
Series S-PIK	166,400

Total In Arrears	$406,400

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.   Other Information

None

Item 6.  Exhibits

Exhibits 31.1 and 31.2

Attached to this report is the certification of the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Rule 13A–14 of the Securities and Exchange Commission Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibits 32.1 and 32.2

Attached to this report is the certification of  the Chief Executive Officer and the Chief Financial Officer of the Company as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SHC	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DIAMONDHEAD CASINO CORPORATION

DATE: August 14, 2015	/s/ Deborah A. Vitale
	By:	Deborah A. Vitale
Chief Executive Officer