Form 10-Q
period 2015-09-30
DIAMONDHEAD CASINO CORP
filed 2015-11-16
CIK 844887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
or
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

Indicate the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: Number of shares outstanding as of November 10, 2015: 36,297,576.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	September 30,	December 31,
ASSETS	2015	2014

Current assets
Cash	$87,599	$843,083
Other current assets	4,432	36,655
Total current assets	92,031	879,738

Land held for development (Note 3)	5,476,097	5,476,097

Deferred financing costs (net of amortization of $46,715 at September 30, 2015
and $18,518 at December 31, 2014)	154,385	182,582
Other assets	80	80

Total assets	$5,722,593	$6,538,497

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Notes payable	$1,962,500	$1,962,500
Short term financing agreement	-	14,905
Accounts payable and accrued expenses	3,747,634	3,304,479
Total current liabilities	5,710,134	5,281,884

Debenture payable (net of unamortized discount of $48,096 at September 30, 2015
and $48,887 at December 31, 2014)	1,914	1,113

Convertible debentures payable (net of unamortized discount of $1,744,285 at
September 30, 2015 and $1,778,859 at December 31, 2014 )	55,715	21,141

Derivative liability	2,965,722	3,754,233

Total liabilities	8,733,485	9,058,371

Commitments and contingencies (Notes 8 and 9)

Stockholders' deficiency
Preferred stock, $.01 par value; shares authorized 5,000,000, outstanding
2,086,000 at September 30,2015 and December 31, 2014 (aggregate liquidation preference of $2,519,080 at September 30, 2015 and
December 31, 2014)	20,860	20,860
Common stock, $.001 par value; shares authorized 50,000,000, Issued:
39,052,472 at September 30, 2015 and December 31, 2014, outstanding:
36,297,576 at September 30, 2015 and December 31, 2014	39,052	39,052
Additional paid-in capital	35,863,871	35,568,649
Unearned ESOP shares	(3,558,078)	(3,558,078)
Accumulated Deficit	(35,247,791)	(34,461,551)
Treasury stock, at cost, 368,526 shares at September 30, 2015 and
December 31, 2014	(128,806)	(128,806)

Total stockholders' deficit	(3,010,892)	(2,519,874)

Total liabilities and stockholder’ deficit	$5,722,593	$6,538,497

See the accompanying notes to these condensed consolidated financial statements

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(UNAUDITED)

	Three Months Ended September 30,
	2015	2014
COSTS AND EXPENSES
Administrative and General	$197,945	$272,642
Stock-based Compensation	295,222	-
Amortization	9,503	6,193
Other	15,532	13,990

	518,202	292,825

OTHER (EXPENSE) INCOME
Amortization of Debt Discount	(9595)	(3,094)
Interest Expense	(95,478)	(74,681)
Change in Fair Value of Derivative Liability	(87,461)	445,042
	(192,534)	367,267

NET (LOSS) INCOME	(710,736)	74,442

PREFERRED STOCK DIVIDENDS	(25,400)	(25,400)

NET (LOSS) INCOME APPLICABLE TO
COMMON STOCKHOLDERS	$(736,136)	$49,042

Net (loss) earnings per common share, basic	$(.020)	$.001

Net (loss) earnings per common share, fully diluted	$(.020)	$.001

Weighted average number of common shares, basic	36,297,576	36,297,576

Weighted average number of common shares, fully diluted	36,297,576	44,971,075

See the accompanying notes to these condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
COSTS AND EXPENSES
Administrative and General	$822,502	$694,351
Stock-based Compensation	295,222	-
Amortization	28,198	12,325
Other	52,691	41,970

	1,198,613	748,646

OTHER INCOME (EXPENSE)
Amortization of Debt Discount	(35,375)	(18,541)
Interest Expense	(264,563)	(221,424)
Change in Fair Value of Derivative Liability	788,511	(849,148)
Other	-	6,214
	488,573	(1,082,899)

NET LOSS	(710,040)	(1,831,545)

PREFERRED STOCK DIVIDENDS	(76,200)	(76,200)

NET LOSS APPLICABLE TO
COMMON STOCKHOLDERS	$(786,240)	$(1,907,745)

Net loss per common share, basic and fully diluted	$(.020)	$(.053)

Weighted average number of common shares, basic and
fully diluted	36,297,576	36,297,576

See the accompanying notes to these condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

	2015	2014
OPERATING ACTIVITIES
Net loss	$(710,040)	$(1,831,545)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization	28,198	12,325
(Decrease) increase in fair value of derivative liability	(788,511)	849,148
Amortization of debt discount	35,375	18,541
Stock-based compensation	295,222	-
Increase (decrease) in other current assets	32,223	(8,381)
Increase in accounts payable and accrued expenses	366,954	305,071
Net cash used in operating activities	(740,579)	(654,841)

FINANCING ACTIVITIES
Proceeds from Private Placements, net of financing costs	-	885,000
Proceeds from Short Term Note	-	1,836
Payment of Short Term Note	(14,905)	(12,161)
Net cash (used in) provided by financing activities	(14,905)	874,675

Net (decrease) increase in cash	(755,484)	219,834
Cash beginning of period	843,083	7,106
Cash end of period	$87,599	$226,940

Cash paid for interest	$10,835	$1,884

Non-Cash Financing activities:

Warrants included in deferred financing costs	$25,100	$16,210

Unpaid preferred stock dividends included
in accounts payable and accrued expenses	$431,800	$330,200

See the accompanying notes to these condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization and Business

Diamondhead Casino Corporation and Subsidiaries (the “Company”) own a total of approximately 404.5 acres of unimproved land in Diamondhead, Mississippi on which the Company plans, unilaterally, or in conjunction with one or more partners, to construct a casino resort and hotel and associated amenities. The Company was originally formed to principally own, operate and promote gaming vessels offering day and evening cruises in international waters.

The Company's Common Stock was previously registered with the Securities and Exchange Commission and traded on the over-the-counter (OTC) market under the symbol “DHCC”. The Company's stock registration was revoked effective September 4, 2014, at which time the Company's Common Stock ceased trading in the public market. On March 31, 2015, the Company filed a registration statement on Form 10 to again register its stock with the SEC. The registration became effective May 30, 2015.  On or about October 15, 2015, the Company's Common Stock resumed trading on the over-the-counter (OTC) market under the symbol "DHCC".

Note 2. Liquidity and Going Concern

These condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses over the past several years, has no operations and generates no operating revenues. During the nine months ended September 30, 2015 and 2014 the Company incurred net losses applicable to common shareholders, exclusive of the recording of change in the fair value of derivatives, of $1,574,751and $1,058,597, respectively.

The Company has had no operations since it ended its gambling cruise ship operations in 2000. Since that time, the Company has concentrated its efforts on the development of its Diamondhead, Mississippi Property. The development of the Diamondhead Property is dependent on obtaining the necessary capital, through equity and/or debt financing, unilaterally, or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, staff, open, and operate a casino resort.

In the recent past, in order to raise capital to continue to pay on-going costs and expenses, the Company has borrowed funds and offered, through Private Placements, convertible instruments more fully described in Notes 5 and 6 to these condensed consolidated financial statements.

Note 3. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. Interim results are not necessarily indicative of results to be expected for the full year. The interim financial information should be read in conjunction with information included in the 2014 year-end financial statements  attached to our registration statement filed on Form 10 as Exhibit 99.1.

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

Land Held for Development

Land held for development is carried at cost. Costs directly related to site development, such as licenses, permitting, engineering, and other costs, are capitalized.

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

The table listed below provides a reconciliation of the beginning and ending net balances for the derivative liability measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015 and for the year ended December 31, 2014:

	September 30,	December 31,
	2015	2014
Beginning balance	$3,754,233	$-

Total decrease in unrealized appreciation
(depreciation) included in net assets	(788,511)	1,904,233

Purchases, other settlements and issuances, net	-	1,850,000

Ending balance	$2,965,722	$3,754,233

Sensitivity Analysis to Changes in Level 3 Assumptions

Significant inputs include the expected dates when required conditions are met under the conversion terms of the debentures, the underlying market cap due to borrowings and losses, and discount for lack of marketability inasmuch as the stock was not trading during the nine months ending September 30, 2015. In addition, use of different ranges of bond discount rates and changes in historical volatility rates would also result in a higher or lower fair value.

Current assets and current liabilities are financial instruments and management believes that their carrying amounts are reasonable estimates of their fair values due to their short term nature.

The convertible debentures and derivative liability are further discussed in Note 6.

Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. No impairment existed as of September 30, 2015.

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

The table below summarizes the components of potential dilutive securities at September 30, 2015 and 2014.

	Sept. 30,	Sept. 30,
Description	2015	2014

Convertible Preferred Stock	260,000	260,000
Options to Purchase Common Shares	3,440,000	3,440,000
Private Placement Warrants	2,086,500	3,011,500
Convertible Promissory Notes	1,925,000	1,925,000

Total	7,711,500	8,636,500

Segment Information

Operating segments are components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company currently operates solely in one segment, development of land, which relates to planned future operations.

Stock Based Compensation

The Company follows the provisions of ASC Topic 718 “Compensation - Stock Compensation” which requires the measurement and recognition of compensation expense for all share-based payment awards either modified or granted to employees and directors based upon estimated fair values. In the third quarter of 2015, the Board of Directors voted to extend the expiration date of a previously-awarded option to the President to purchase 750,000 shares of common stock at $0.30 per share from October 27, 2015 to March 13, 2018 and voted to extend the expiration date of a previously-awarded option to the President to purchase 75,000 shares of common stock at $0.75 per share from October 27, 2015 to March 13, 2018. In addition, in the third quarter of 2015, the Board of Directors voted to extend the expiration date of a previously-awarded option granted to the current Chairman to purchase 150,000 shares of common stock at $1.25 per share, from October 27, 2015 to March 13, 2018 and to extend the expiration date of a previously-awarded option to purchase common stock granted to a Director of the Company to purchase 75,000 shares of common stock at $0.75, from October 27, 2015 to March 13, 2018. The Company also extended the expiration date on options issued to former employees of the Company and an Honorary Director of the Company to purchase a combined total of 90,000 shares of common stock at $0.75 per share, from October 27, 2015 to March 13, 2018.

In determining the fair value of each option modified, the Black-Scholes option-pricing model, consistent with the provisions of ASC Topic 718, was used. The valuations were determined using the weighted-average assumptions of 0% dividend yield, expected volatility of 209% and risk-free interest rates ranging from 0.027 to 0.97%. This resulted in a charge to the statement of loss in the amount of $295,222, increasing the loss per share of common stock $0.008 for the nine months ending September 30, 2015.

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

Note 4. Accounts Payable and Accrued Expenses

The table below outlines the elements included in accounts payable and accrued expenses at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
Description	2015	2014

Accrued payroll due officers	1,394,711	1,288,136
Accrued interest due officers	352,682	270,166
Accrued interest	927,616	756,405
Accrued dividends	432,800	355,600
Other accounts payable and accrued expenses	639,825	634,172

Total accounts payable and accrued expenses	3,747,634	3,304,479

Included in other accounts payable and accrued expenses are accrued director fees at September 30, 2015 and December 31, 2014 of $195,000 and $131,250, respectively, and rents payable to the President of the Company in the amounts of $74,654 and $62,062 at September 30, 2015 and December 31, 2014, respectively.

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

Convertible Notes and Warrants

Pursuant to a Private Placement Memorandum dated March 1, 2010, the Company offered Units consisting of a two year unsecured, convertible promissory note in the principal amount of $25,000 with interest at 12% per annum, together with a five year Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Promissory Note is convertible into 50,000 shares of common stock of the Company immediately upon issuance at the option of the investor. Interest on the notes was originally payable either in cash or common stock at the option of the Company. However, interest may now be required to be paid in cash. The Company ultimately accepted subscriptions totaling $450,000 from unrelated subscribers and an additional $25,000 for one Unit purchased by a Director of the Company. The five-year Warrants issued in connection with the Units have expired.

Pursuant to an additional Private Placement Memorandum dated October 25, 2010, the Company offered Units consisting of a two year unsecured, convertible promissory note in the principal amount of $25,000 together with a five year Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Promissory Notes bear interest at 9% per annum and are convertible into 50,000 shares of common stock of the Company. Interest on the notes was originally payable in either cash or common stock at the option of the Company. However, interest may now be required to be paid in cash. The Company accepted subscriptions totaling $512,500 from unrelated accredited investors. On July 2, 2011, the Company redeemed a note in the principal amount of $25,000 by issuing 50,000 shares of common stock.

The Convertible Notes issued via the Private Placements discussed above total $962,500 in aggregate and became due and payable beginning in March 2012 and extending at various dates through June 2013. As of the date of the filing of this report, all of the aforementioned debt obligations remain unpaid and in default under the repayment terms of the notes.

The table below summarizes the Company’s notes payable at September 30, 2015 and December 31, 2014:

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

On December 31, 2014, investors who had purchased $950,000 of First Tranche Debentures consented to the amended conversion terms of Amendment I. The remaining Debenture in the amount of $50,000 remains as originally issued with no conversion rights. Thus, the First Tranche Debentures can be converted into a total of 3,166,666 shares of common stock. On December 31, 2014, the Second Closing occurred when investors representing $850,000 of Second Tranche Debentures consented to Amendment II.  The Escrow Agent released $850,000 to the Company and the Company issued Second Tranche Debentures in the aggregate principle amount of $850,000. Thus, the Second Tranche Debentures can be converted into 1,888,889 shares of common stock. The Escrow Agent refunded $300,000 to those investors who did not consent to Amendment II.

The Company did not meet the closing obligations for the Third Tranche Debentures as of June 30, 2015, as was required, pursuant to the terms of the Private Placement, as amended. Therefore, the remaining $850,000 being held in escrow for the purchase of the Third Tranche Debentures was returned to the investors in July 2015.

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

As previously noted, the Company’s stock registration was revoked effective September 4, 2014. Therefore the Company engaged an independent valuation expert to determine the fair value of its shares of common stock for each quarter beginning with the quarter ended September 30, 2014 through the quarter ended September 30, 2015. For periods after September 3, 2014, the fair value was estimated by adjusting the most recent market price by changes in the underlying market cap due to changes in the value of net assets and applying a discount for lack of marketability inasmuch as the stock was not trading. Monte Carlo models were developed to value the derivative liability within the Notes using a historical volatility rate of 209% at September 30, 2015 and 172% at December 31, 2014, and using discount bond rates based on the expected remaining term of each instrument ranging from 6.45% to 7.07% at September 30, 2015 and 5.78% to 9.85% at December 31, 2014, with expected conversion requirements being met by October 31, 2015.

The estimated fair value for the derivative liability relating to each Debenture at the balance sheet dates is as follows:

	September 30, 2015	December 31, 2014

Tranche 1	$1,585,461	$2,014,733
Tranche 2	1,380,261	1,739,500

Derivative Liability	$2,965,722	$3,754,233

At the initial valuation date of each Tranche, a portion of the derivative liability was allocated to the Convertible Debentures as debt discount, with the remainder being recorded as other income/expense. At March 31, 2014, the initial valuation of First Tranche Debentures, $1,000,000, was allocated to debt discount and at December 31, 2014, the initial valuation of Second Tranche Debentures, $850,000, was allocated to debt discount. The debt discount is subsequently amortized to expense using an effective interest methodology.

Amortization of debt discount amounted to $34,574 for the First Tranche and Second Tranche  Convertible Debentures and $801 for the non-convertible Debenture for the nine months ended September 30, 2015. The Company recorded a decrease in the fair value of the derivative liability of $788,511 for the nine months ended September 30, 2015.

In the event the Company fails to meet the conditions for conversion of the Debentures, the First Tranche Convertible Debentures, which total $950,000, would be due on March 31, 2020 and the Second Tranche Convertible Debentures, which total $850,000, would be due December 31, 2020. The sole remaining non-convertible Debenture in the amount of $50,000 is due March 31, 2020. As discussed more fully in Note 9, on August 6, 2015, an Involuntary Petition was filed in the United States Bankruptcy Court by creditors holding convertible promissory notes issued by the Company. Under the terms of the Debentures, this filing could result in an "event of default" on the part of the Company which, if continuing, could require the Company to pay the outstanding principal amount of a Debenture plus all accrued and unpaid interest through the date the Debenture is paid in full.

Note 7.  Related Party Transactions

As of September 30, 2015, the President of the Company, a current Director of the Company, is owed deferred salary in the amount of $1,191,996 and a Vice President, the current Chairman of the Board of Directors of the Company, is owed deferred salary in the amount of $121,140. The Board of directors had previously agreed to pay interest at 9% on the amounts owed. Accrued interest under this agreement for the nine months ended September 30, 2015 and 2014 amounted to $82,797 and $76,540, respectively.

Effective September 1, 2011, the Company entered into a month-to-month lease with the President and then-Chairman of the Board of Directors of the Company, for office space in a furnished and fully equipped townhouse office building owned by the President in Alexandria, Virginia. The lease required base rent in the amount of $4,534 per month and payment of associated costs of insurance, real estate taxes, expenses and utilities. Rent expense associated with this lease amounted to $50,779 and $52,982 for the nine months ended September 30, 2015 and 2014, respectively. The President received direct cash payments totaling $36,272 for current rents in the first nine months of 2015. The President received direct cash payments of $100,000 of the $168,665 total for accumulated rents for the period from September 1, 2011 through March 31, 2014 and an additional $27,204 for base rents due April 1, 2014 through September 30, 2014.

Directors of the Company are entitled to a Director fee of $15,000 per year for their services. The Company has been unable to pay directors' fees to date. As of September 30, 2015 and 2014 a total of $195,000 and $131,250, respectively, was due and owing to the Company’s directors and former directors. Directors have previously been compensated and may, in the future, be compensated for their services with common stock or options to purchase common stock of the Company.

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

Other

The Company's obligations under the Collateralized Convertible Senior Debentures are secured by a lien on the Company’s Mississippi property (the “Investors Lien”).  Liens were placed on the Property in favor of the Investors for $1,850,000. The Investors Lien is in pari passu with a lien placed on the Property in favor of the President of the Company, the Vice President of the Company, and certain directors of the Company, for past due wages, compensation, and expenses owed to them in the maximum aggregate amount of $2,000,000 (the “Executives Lien”). Ms. Vitale will serve as Lien Agent for the Executives Lien.

The Company is currently delinquent in filing those documents and forms required to be filed in connection with its Employee Stock Ownership Plan ("ESOP") for the years ended December 31, 2010, 2011, 2012, 2013 and 2014. The Company did not have the funds to pay professionals to audit its ESOP and/or prepare and file required documents and forms when due.  Although these required filings normally do not result in any tax due to an agency of the government, the Company could be subject to significant penalties for failure to file these forms when due. Penalties are assessed by both the Department of Labor and the Internal Revenue Service on a per diem basis from the original due dates for the required informational filings until the filings are actually made. The Company has accrued $65,121 and $42,861 in penalties for the nine months ended September 30, 2015 and 2014, respectively, based on the current delinquent filings. In addition, the Company expects that cumulative penalties for all delinquent ESOP filings could total $207,724 through September 30, 2015. The Company intends to bring its ESOP-required filings current and when current, will attempt to enroll in a voluntary compliance program with the Department of Labor and the Internal Revenue Service with respect to any penalties or fines incurred. However, there can be no assurance the Company will be able to enroll in any such program or obtain a reduction of the fines and penalties that may be due.

Litigation

College Health & Investment, L.P. v. Diamondhead Casino Corporation (Delaware Superior Court)(C.A. No. N15C-01-119-WCC)

On January 15, 2015, the plaintiff, a beneficial owner of in excess of 5% of the common stock of the Company, filed suit for breach of a Promissory Note issued March 25, 2010, in the principle amount of $150,000, with interest payable at 12% per annum, with a maturity date of March 25, 2012. Plaintiff seeks payment of principle of $150,000, interest due through December 31, 2014 in the amount of $45,000, and interest due of 12% per annum from December 31, 2014 until entry of judgment. The Note, as well as the accrued interest thereon, are shown as current liabilities on the Company’s balance sheet at September 30, 2015. On January 22, 2015, the defendant forwarded a Notice of Conversion to plaintiff, exercising the Borrower's right to convert the principal and any interest due on the Note into common stock. On February 11, 2015, the Company moved to dismiss the complaint as moot. The plaintiff filed an opposition to the motion to dismiss alleging that the Note was convertible only prior to its maturity date. On July 2, 2015, the Court agreed with the Plaintiff and denied the Company's motion to dismiss. On July 16, 2015, the Company filed an Answer and Grounds of Defense and a demand for a jury trial.  On August 18, 2015, the Company filed a Suggestion of Bankruptcy and Automatic Stay. The matter has been stayed due to the below-referenced bankruptcy action (Case No. 15-11647).

College Health & Investment, L.P. v. Diamondhead Casino Corporation (In the Court of Chancery of the State of Delaware (C.A. No. 10663-CB)

On February 13, 2015, the plaintiff, a beneficial owner in excess of 5% of the common stock of the Company, filed a Verified Complaint Pursuant to 8 Del.C.§211(c), with a Verification signed by the plaintiff's General Partner, Samuel I. Burstyn, seeking an order compelling the Company to hold an annual meeting. The Company agreed to entry of an Order setting  a new date for an annual meeting of June 8, 2015, a Record Date of April 24, 2015, and to clarify that there is no advance notice requirement for the submission of stockholder proposals at the Company's annual stockholders' meetings. The plaintiff sought costs and expenses, including attorneys' fees. On or about July 7, 2015, the Plaintiff filed a Motion for an Award of Attorneys' Fees and Reimbursement of Expenses in the total amount of $150,000 for both this case and the following case.  The Company filed an opposition to this motion. On August 18, 2015, the Company filed a Suggestion of Bankruptcy and Automatic Stay. The matter has been stayed due to the below-referenced bankruptcy action (Case No. 15-11647).

College Health & Investment, L.P. v. Edson R. Arneault, Deborah A. Vitale, Gregory A. Harrison, Martin Blount and Benjamin Harrell(In the Court of Chancery of the State of Delaware)(C.A. No. 10793-CB)

On March 14, 2015, the plaintiff, a beneficial owner in excess of 5% of the common stock of the Company, filed a Verified Complaint, with a Verification signed by the plaintiff's General Partner, Samuel I. Burstyn. In Count I, the plaintiff alleges that the defendants breached their fiduciary duty of disclosure. In Count II, the plaintiff alleges that defendants breached their fiduciary duties of loyalty and care. The plaintiff sought injunctive relief, but no monetary damages other than attorney’s fees. The defendants believe that plaintiff's claims are without merit and intend to vigorously defend this lawsuit.  In addition, on or about July 30, 2015, the defendant directors filed Defendants' Answer and Verified Counterclaims for defamation, breach of fiduciary duty and aiding and abetting a breach of fiduciary duty. On August 19, 2015, the plaintiff filed a Motion to Dismiss the Counterclaims. As noted above, on or about July 7, 2015, the Plaintiff filed a Motion for an Award of Attorneys' Fees and Reimbursement of Expenses in the total amount of $150,000 in this case and the above-referenced case.  On or about August 26, 2015, the defendants filed an Opposition to Plaintiff's Motion for an Award of Fees and Reimbursement of Expenses.  On September 25, 2015, the parties entered into a Stipulation and [Proposed] Order Staying Litigation pending the below-referenced bankruptcy action.(Case No. 15-11647).

In re Diamondhead Casino Corporation (United States Bankruptcy Court)(District of Delaware)(Case No. 15-11647-LSS)

On August 6, 2015, an Involuntary Petition was filed in the United States Bankruptcy Court by F. Richard Stark, Arnold J. Sussman and A. David Cohen, under title 11, United States Code, requesting an order for relief under chapter 7 of the Bankruptcy Code. The three creditors listed combined claims of $150,000 in principal, plus interest due on certain promissory notes. On August 28, 2015, the Company filed a Motion to Dismiss the Involuntary Petition or, in the Alternative, to Convert the Case to Chapter 11 (the "Motion to Dismiss"). The Company maintains that the Petition was filed in bad faith by supporters of the dissident slate which lost the proxy contest that was decided by the stockholders on June 8, 2015 and that it was filed in retaliation for the Company's refusal, following the stockholders' vote, to place several of the losing dissident's nominees on the Board of Directors. On September 11, 15 and 17, 2015, Robert F. Skaff, David J. Towner, and DDM Holdings, LLC, the alleged assignee of College Health & Investment, L.P., filed  Joinders to the Involuntary Petition listing combined claims of $237,500 plus interest.  (The Company does not recognize the alleged assignment to DDM Holdings, LLC.) On September 17, 2015, the six Petitioners, who are represented by the same attorneys, filed an Objection to the Company's Motion to Dismiss. On September 18, 2015, the six Petitioners filed an Emergency Motion for Entry of an Order Directing the Appointment of (I) an Interim Chapter 7 Trustee, or (II) Alternatively, a Chapter 11 Trustee Should the Involuntary Case be Converted (the "Emergency Motion").  The Court held an evidentiary hearing on the Emergency Motion in October 2015. On November 13, 2015, the Court denied the Petitioners' Emergency Motion as it relates to the request for an interim Chapter 7 trustee. Additional proceedings with respect to the motions filed in this case are expected to be held in January of 2016.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Forward Looking Statements

This section should be read together with the consolidated financial statements and related notes thereto, for the year ended December 31, 2014 and the condensed unaudited consolidated statements for the three months ended March 31, 2015 and 2014, attached as Item 13 to our registration statement previously filed on Form 10.

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

Liquidity

The Company has incurred continued losses over the past several years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has had no operations since it ended its gambling cruise ship operations in 2000. Since that time, the Company has concentrated its efforts on the development of its Diamondhead, Mississippi Property. The development of the Diamondhead Property is dependent on obtaining the necessary capital, through equity and/or debt financing, unilaterally, or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, staff, open, and operate a casino resort. In the past, the Company has been able to sustain itself through various short term borrowings, however, as of September 30, 2015, the Company cash on hand amounted to $87,599, while accounts payable and accrued expenses totaled $3,747,634. Therefore, in order to sustain itself, it is imperative that the Company secure a source of funds to provide further working capital.

Financial Results and Analysis

During the nine months ended September 30, 2015 and 2014, the Company incurred net losses, exclusive of the recording of change in the fair value of derivatives, of $1,498,551 and $982,397, respectively. However, the Company recorded a decrease in the fair value of the derivative liability in the amount of $788,511, which was a significant factor in reducing the reported net loss applicable to common stockholders of $786,240 for the nine months ended September 30, 2015. Conversely, the Company recorded an increase in the fair value of the derivative liability in the amount of $849,148, which was a significant factor in increasing the reported net loss applicable to common stockholders of $1,907,745 for the nine months ended September 30, 2014. General and administrative expenses incurred totaled $822,502 and $694,351 for the nine months ending September 30, 2015 and 2014, respectively. The table below depicts the major categories comprising those expenses:

	Sept. 30,	Sept. 30,
DESCRIPTION	2015	2014
Payroll and Related Taxes	$375,432	$392,764
Director Fees	63,750	52,500
Professional Services	106,289	37,530
Annual Meeting Expenses	61,711	—
Stock Transfer and Escrow Fees	4,607	10,831
Rents and Insurances	67,038	67,192
State Franchise Taxes and Fees	5,644	9,450
Fines and Penalties	65,121	42,681
Edgar Reporting Fees	15,174	---
Land Valuation Fee	12,500	---
Consulting, Surveying and Engineering fees
associated with property development	---	51,356
All Other Expenses	45,236	30,047

Total General and Administrative Expenses	$822,502	$694,351

The decrease in payroll and related taxes for the nine months ended September 30, 2015 versus 2014 in the amount of $17,332 was the result of the resignation of the former Chairman, effective June 8, 2015. In addition, the Company incurred an increase in professional fees in the amount of $68,759, primarily due to accounting and legal fees associated with the preparation and filing of its Registration Statement on Form 10 and amendments thereto, legal fees associated with preparation of documents regarding the Company’s annual meeting held on June 8, 2015, and legal fees associated with the legal proceedings discussed more fully in Note 9 to the accompanying unaudited condensed consolidated financial statements. The Company also incurred annual meeting costs totaling $61,711, land valuation costs totaling $12,500 and EDGAR reporting fees estimated at $15,174 during the nine months ended September 30, 2015, but did not incur any expense relating to the aforementioned items for the nine months ended September 30, 2014.

Interest expense incurred totaled $264,563 and $221,424 for the nine months ended September 30, 2015 and 2014, respectively, an increase of $43,139. The increase is attributable to the impact of accrued interest on the First Tranche Debentures which, under the terms of these Debentures, began accruing interest on September 28, 2014 and Second Tranche Debentures which, under the terms of these Debentures, began accruing interest on June 29, 2015.

 The Company has had no operations since it ended its gambling cruise ship operations in 2000. Since that time, the Company has concentrated its efforts on the development of its Diamondhead, Mississippi Property. The development of the Diamondhead Property is dependent on obtaining the necessary capital, through equity and/or debt financing, unilaterally, or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, staff, open, and operate a casino resort.  In order to raise capital to continue to pay ongoing costs and expenses, the Company has borrowed funds and offered, through Private Placements, convertible instruments more fully described in Notes 5 and 6 to the attached condensed consolidated financial statements.

As of September 30, 2015, the Company had $87,599 of operating cash on hand and current accounts payable and accrued expenses totaling $3,747,634. Therefore, for the Company to continue to sustain itself, additional capital will be required. In addition, a Line of Credit in the amount of $1,000,000 obtained in October 2008, was payable in November 2012. Also, Convertible Notes issued via two Private Placements offered in 2010, totaling $962,500 in aggregate at September 30, 2015, had become payable beginning in March 2012 and extending at various dates through June 2013. As of the date of the filing of this report, none of the aforementioned debt obligations have been satisfied and the Company is in default of the repayment terms of the notes. On August 6, 2015, an Involuntary Petition was filed in the United States Bankruptcy Court as more fully described in Note 8 to the consolidated condensed unaudited financial statements.

In 2014, pursuant to a Private Placement dated February 14, 2014, as amended, the Company received gross proceeds of $1,850,000 from the sale of First and Second Tranche Collateralized Convertible Senior Debentures. The Company has expended approximately $1,762,000 of those proceeds in payment of placement fees, costs associated with gaming site approval and working capital, as summarized in the chart below.

		Jan –Sept
Description of Expenditures	2014	2015	Total

Private Placement related fees, commissions and expenses	$185,785	$—	$185,785
Payment to the President per the Private Placement applied to past due office rents	100,000	—	100,000
Accounting, audit and legal fees	75,000	252,750	327,750
Payroll paid to the Chairman and President and related taxes	319,409	249,496	568,905
Office rents paid to the President	40,806	36,272	77,078
Mississippi Property taxes and property related fees and expenses	58,258	64,291	122,549
State Franchise taxes, fines and penalties and registered agent fees	22,435	4,886	27,321
Mississippi property development consulting fees, engineering and survey costs and other fees and expenses	55,114	—	55,114
Feasibility Study	15,000	—	15,000
Appraisal Fee	12,500	—	12,500
Land Valuation Fee	—	12,500	12,500
Repayment of advance from a Director	10,000	—	10,000
Repayment of Advance from a Shareholder	25,000	—	25,000
Stock transfer and escrow fees	14,125	4,606	18,731
Director and Officer liability and other insurance premiums	13,339	18,740	32,079
Annual meeting expenses		61,711	61,711
Interest paid to debenture holders		10,411	10,411
Other operating expenses	60,100	39,867	99,967

Total	$1,006,871	$755,530	$1,762,401

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

There are no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources, that are material to our stockholders.

Critical Accounting Policy

Convertible Debentures - Derivative Financial Instruments

The Company closed on the First Tranche of a financing agreement and issued the First Tranche Collateralized Convertible Senior Debentures (“Tranche I") in the amount of $1,000,000 on March 31, 2014.  These Debentures contained a ratchet reset provision which requires derivative treatment. The First Tranche Debentures were amended on December 31, 2014. Only $950,000 of the original $1,000,000 in First Tranche Debentures contain derivative features. The Company closed on the Second Tranche of a financing agreement and issued Second Tranche Collateralized Convertible Senior Debentures (“Tranche II”) in the amount of $850,000 on December 31, 2014. These Debentures contain a ratchet reset provision which requires derivative treatment.

Each of these Debentures were analyzed to determine the proper accounting treatment and valuation as set forth in the Statement of Financial Accounting Standard ASC 820–10–35–37 Fair Value in Financial Instruments, Statement of Financial Accounting Standard ASC 815 Accounting for Derivative Instruments and Hedging Activities, and Emerging Issues Task Force (“EITF”) Issues No. 00–19 and 07–05. As indicated above, with the description of each Debenture issued during the year, the accounting treatment was determined.  For those debt instruments with derivative features, the embedded derivatives were bundled and valued as a single, compound embedded derivative, bifurcated from the debt host and treated as a liability.

The embedded derivatives within the Convertible Debentures have been recorded at fair value at the date of issuance and are marked-to-market each reporting period with changes in fair value recorded to the Company's income statement as "net change in fair value of derivative liabilities." The Company has utilized a third party valuation firm to fair value the embedded derivatives using a Monte Carlo model.

The fair value of the derivative liabilities are subject to the changes in the fair value of the Company's common stock, projected volatility, projected reset and redemption events, as well as the discount rate and estimated timing of the conditions that allow conversion of the Debentures. At September 30, 2015, the Company’s common stock was not trading on any public market. The fair value of the common stock was estimated based on the most recent market price, adjusted due to borrowing and losses since the registration revocation date, and applying a discount for lack of marketability. Volatility was projected at 209% based on comparable company volatilities. The Company did not expect to redeem the Debentures and projected potential reset events from capital raising activities were not expected to occur prior to October 31, 2015. The discount rate was based on bond rates in effect based on the remaining term for each instrument and ranged from 6.45% to 7.07%. The Company had expected to complete the conditions for conversion by October 31, 2015, but did not do so. Changes in these assumptions will change the fair value of the derivative. The primary factors discussed that would have an impact on the fair value of the derivative are the fair value of the stock and the potential reset events. A higher stock price would increase the derivative value. More frequent potential reset events would also increase the derivative value. As a result, the Company's financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company's stock at the balance sheet date and the amount of shares converted by Debentures Holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company currently is not subject to any trading or non-trading market risk-sensitive instruments. The   note payable and the long-term debt listed on the Company’s balance sheet are at fixed interest rates and, therefore, are not market risk-sensitive.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer, who also serves as Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2015 that are expected to materially affected, or are  reasonably likely to materially affect, our internal control over financial reporting.

PART II:   OTHER INFORMATION

Item 1.  Legal Proceedings

College Health & Investment, L.P. v. Diamondhead Casino Corporation (Delaware Superior Court (C.A. No. N15C-01-119-WCC)

On January 15, 2015, the plaintiff, a beneficial owner of in excess of 5% of the common stock of the Company, filed suit for breach of a Promissory Note issued March 25, 2010, in the principle amount of $150,000, with interest payable at 12% per annum, with a maturity date of March 25, 2012. Plaintiff seeks payment of principle of $150,000, interest due through December 31, 2014 in the amount of $45,000, and interest due of 12% per annum from December 31, 2014 until entry of judgment. The Note, as well as the accrued interest thereon, are shown as current liabilities on the Company’s balance sheet at September 30, 2015. On January 22, 2015, the defendant forwarded a Notice of Conversion to plaintiff, exercising the Borrower's right to convert the principal and any interest due on the Note into common stock. On February 11, 2015, the Company moved to dismiss the complaint as moot. The plaintiff filed an opposition to the motion to dismiss alleging that the Note was convertible only prior to its maturity date. On July 2, 2015, the Court agreed with the Plaintiff and denied the Company's motion to dismiss. On July 16, 2015, the Company filed an Answer and Grounds of Defense and a demand for a jury trial.  On August 18, 2015, the Company filed a Suggestion of Bankruptcy and Automatic Stay. The matter has been stayed due to the below-referenced bankruptcy action (Case No. 15-11647).

College Health & Investment, L.P. v. Diamondhead Casino Corporation (In the Court of Chancery of the State of Delaware)(C.A. No. 10663-CB)

On February 13, 2015, the plaintiff, a beneficial owner in excess of 5% of the common stock of the Company, filed a Verified Complaint Pursuant to 8 Del.C.§211(c), with a Verification signed by the plaintiff's General Partner, Samuel I. Burstyn, seeking an order compelling the Company to hold an annual meeting. The Company agreed to entry of an Order setting  a new date for an annual meeting of June 8, 2015, a Record Date of April 24, 2015, and to clarify that there is no advance notice requirement for the submission of stockholder proposals at the Company's annual stockholders' meetings. The plaintiff sought costs and expenses, including attorneys' fees. On or about July 7, 2015, the Plaintiff filed a Motion for an Award of Attorneys' Fees and Reimbursement of Expenses in the total amount of $150,000 for both this case and the following case.  The Company filed an opposition to this motion. On August 18, 2015, the Company filed a Suggestion of Bankruptcy and Automatic Stay. The matter has been stayed due to the below-referenced bankruptcy action (Case No. 15-11647).

College Health & Investment, L.P. v. Edson R. Arneault, Deborah A. Vitale, Gregory A. Harrison, Martin Blount and Benjamin Harrell(In the Court of Chancery of the State of Delaware)(C.A. No. 10793-CB)

On March 14, 2015, the plaintiff, a beneficial owner in excess of 5% of the common stock of the Company, filed a Verified Complaint, with a Verification signed by the plaintiff's General Partner, Samuel I. Burstyn. In Count I, the plaintiff alleges that the defendants breached their fiduciary duty of disclosure. In Count II, the plaintiff alleges that defendants breached their fiduciary duties of loyalty and care. The plaintiff sought injunctive relief, but no monetary damages other than attorney’s fees. The defendants believe that plaintiff's claims are without merit and intend to vigorously defend this lawsuit.  In addition, on or about July 30, 2015, the defendant directors filed Defendants' Answer and Verified Counterclaims for defamation, breach of fiduciary duty and aiding and abetting a breach of fiduciary duty. On August 19, 2015, the plaintiff filed a Motion to Dismiss the Counterclaims. As noted above, on or about July 7, 2015, the Plaintiff filed a Motion for an Award of Attorneys' Fees and Reimbursement of Expenses in the total amount of $150,000 in this case and the above-referenced case.  On or about August 26, 2015, the defendants filed an Opposition to Plaintiff's Motion for an Award of Fees and Reimbursement of Expenses.  On September 25, 2015, the parties entered into a Stipulation and [Proposed] Order Staying Litigation pending the below-referenced bankruptcy action (Case No. 15-11647).

In re Diamondhead Casino Corporation (United States Bankruptcy Court)(District of Delaware)(Case No. 15-11647-LSS)

On August 6, 2015, an Involuntary Petition was filed in the United States Bankruptcy Court by F. Richard Stark, Arnold J. Sussman and A. David Cohen, under title 11, United States Code, requesting an order for relief under chapter 7 of the Bankruptcy Code. The three creditors listed combined claims of $150,000 in principal, plus interest due on certain promissory notes. On August 28, 2015, the Company filed a Motion to Dismiss the Involuntary Petition or, in the Alternative, to Convert the Case to Chapter 11 (the "Motion to Dismiss"). The Company maintains that the Petition was filed in bad faith by supporters of the dissident slate which lost the proxy contest that was decided by the stockholders on June 8, 2015 and that it was filed in retaliation for the Company's refusal, following the stockholders' vote, to place several of the losing dissident's nominees on the Board of Directors. On September 11, 15 and 17, 2015, Robert F. Skaff, David J. Towner, and DDM Holdings, LLC, the alleged assignee of College Health & Investment, L.P., filed  Joinders to the Involuntary Petition listing combined claims of $237,500 plus interest.  (The Company does not recognize the alleged assignment to DDM Holdings, LLC.) On September 17, 2015, the six Petitioners, who are represented by the same attorneys, filed an Objection to the Company's Motion to Dismiss. On September 18, 2015, the six Petitioners filed an Emergency Motion for Entry of an Order Directing the Appointment of (I) an Interim Chapter 7 Trustee, or (II) Alternatively, a Chapter 11 Trustee Should the Involuntary Case be Converted (the "Emergency Motion").  The Court held an evidentiary hearing on the Emergency Motion in October 2015. On November 13, 2015, the Court denied the Petitioners' Emergency Motion as it relates to the request for an interim Chapter 7 trustee. Additional proceedings with respect to the motions filed in this case are expected to be held in January of 2016.

Item 1A.  Risk Factors

As a smaller reporting company, information under this item is not required to be presented.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

The Company is in arrears on the payment of dividends due on it three series of preferred stock currently issued and outstanding. The Company has not paid dividends due in the first nine months in the amount of $22,500 on its Series S preferred stock, $22,500 on its Series S-NR preferred stock and $31,200 on its Series S-PIK preferred stock. The table below summarizes total preferred stock dividends in arrears at September 30, 2015:
Total Amount
Description	In Arrears

Series S	$127,500
Series S-NR	127,500
Series S-PIK	176,800

Total In Arrears	$431,800

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.   Other Information

None.

Item 6.  Exhibits

Exhibits 31.1 and 31.2

Attached to this report is the certification of the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Rule 13a-14 and Rule15d-14.

Exhibits 32.1 and 32.2

Attached to this report is the certification of  the Chief Executive Officer and the Chief Financial Officer of the Company as required by 18 U.S.C. Section 1350.

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

DIAMONDHEAD CASINO CORPORATION

DATE: November 16, 2015	/s/	Deborah A. Vitale
	By:	Deborah A. Vitale
Chief Executive Officer