Form 10-K
period 2015-12-31
DIAMONDHEAD CASINO CORP
filed 2016-04-08
CIK 844887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2015

COMMISSION FILE NO: 0‑17529

DIAMONDHEAD CASINO CORPORATION
 (Exact name of registrant as specified in its charter)
Delaware	59‑2935476
(State of Incorporation)	(I.R.S. Employer Identification Number)

1013 Princess Street, Alexandria, Virginia 22314
(Address of principal executive offices)

Registrant's telephone number, including area code:	703/683-6800
Securities registered pursuant to Section 12 (b) of the Act:	None
Securities registered pursuant to Section 12 (g) of the Act:	Common Stock, par value $.001

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes  ☐  No  ☒

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes  ☐  No  ☒

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☒   No  ☐

      Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☒    No ☐

      Indicate by check mark if disclosure of delinquent filers  pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐   Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller Reporting Company  ☒

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

      The aggregate market value of the voting common equity held by non‑affiliates of the Company based on an independent expert valuation at June 30, 2015 was $13,546,143.

      The number of common shares outstanding as of March 30, 2016:  36,297,576.

i

FORWARD LOOKING STATEMENTS

This document contains forward-looking statements and involves risks and uncertainties that could materially affect the Company's future plans, business strategy, expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding our ability to implement our business plan and business strategy, our ability to obtain financing to sustain the Company, our ability to finance our future development and future operations, our ability to attract key personnel, and our ability to operate profitably in the future. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Any statements contained in this document that are not statements of historical fact may be deemed to be forward-looking statements. You can identify forward-looking statements as those that are not historical in nature, particularly those that use terminology such as "may", "will", "should", "expects", "anticipates", "contemplates", "estimates", "believes", "intends", "plans", "projects", "predicts", "potential" or "continue" or the negative of these or similar terms. In evaluating these forward-looking statements, you should consider risks and uncertainties relating to various factors, including, but not limited to, financing, licensing, construction and development, competition, legal actions, federal, state, county and/or city government actions, general financing conditions, and general economic conditions.

The Company's actual results may differ significantly from results projected in the forward-looking statements. We undertake no obligation to revise or update forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Throughout this Registration Statement references to "we", "our", "us", "Diamondhead Casino Corporation", the "Company", and similar terms refer to Diamondhead Casino Corporation and its wholly-owned subsidiaries, unless the context indicates otherwise.

Part I

ITEM 1.      BUSINESS

The Company is a Delaware corporation which was incorporated on November 15, 1988, under the name "Europa Cruises Corporation."  In 1989, the Company became a publicly-held company. On November 22, 2002, the Company amended its Certificate of Incorporation to change its name to "Diamondhead Casino Corporation." The Company currently has three subsidiaries.

The Company has no current operations in any state. The Company has had no income or revenue from any operations since 2000. The Company currently has no employees other than one person, who serves in an executive officer capacity.

For the year ending December 31, 2014, the Company's resources were dedicated to negotiating a financing,  papering the financing, litigation relating to the revocation of the Company's stock registration, negotiating amendments to the original financing agreement, papering the amendments and working on the obligations required by the financing.  For the year ending December 31, 2015, the Company's resources were dedicated to filing a registration statement with the Securities and Exchange Commission ("SEC") to get its common stock again registered with the SEC, various matters required to get its common stock relisted for trading again on the over-the-counter market and with extensive litigation surrounding a proxy contest and various lawsuits.

In or about July 2013, the Company began discussions with respect to a potential financing. These evolved into negotiations relating to a private placement of securities.  The original deal was papered in the last quarter of 2013. However, the structure of the deal changed and the first quarter of 2014 was devoted to the legal task of repapering the private placement which was dated February 14, 2014 and which closed on March 31, 2014. The Company spent the remainder of 2014 working with its former Chief Financial Officer and outside auditors preparing periodic reports and financial statements required to bring the Company current with respect to its reporting obligations.

In or about May 2014, the Company turned its attention to obtaining Gaming Site Approval for a casino on its Diamondhead, Mississippi property. On or about May 29, 2014, the title holder of the Property, Mississippi Gaming Corporation, a wholly-owned subsidiary of the Company, after working with its surveyors and engineers, filed an application for Gaming Site Approval with the Mississippi Gaming Commission.  After negotiations with Gaming Commission staff and several changes to the original application site, the Company received Gaming Site Approval on August 21, 2014, for a fifty acre site on the east end of its Diamondhead Property. In its Notice of Intent, the Company indicated the casino would contain an estimated 80,000 square feet of gaming space and approximately 1,250 slot machines and approximately 40 table games.

Securities and Exchange Commission Revocation of Securities Registration

The Company was not in compliance with its reporting requirements under Section 13(a) of the Securities Exchange Act of 1934 and, as a result, its stock registration was revoked under said Act effective September 4, 2014. The Company did not file any financial statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q or other periodic reports with the Securities and Exchange Commission, which it was required to file, after it filed its Form 10-Q for the period ended June 30, 2011. The Company did not file the foregoing because it did not have sufficient funds to retain accountants, outside auditors, and/or outside attorneys to prepare, review and file the documents and/or financial statements required to have been filed during certain periods in which it was obligated to file the foregoing with the Securities and Exchange Commission (the "SEC").

On June 18, 2014, the SEC issued an Order of Suspension of Trading with respect to the Company's securities. The Order stated, among other things, that "[t]he Commission was of the opinion that the public interest and the protection of investors require[d] a suspension of trading" and the Commission ordered, pursuant to Section 12(k) of the Securities Exchange Act of 1934, that trading in the Company's securities be suspended from June 18, 2014 through July 1, 2014. On June 18, 2014, the SEC also issued an Order Instituting Administrative Proceedings ("OIP") and Notice of Hearing Pursuant to Section 12(j) of the Securities Exchange Act of 1934, alleging that the Company was delinquent in its periodic filings with the SEC, having not filed any periodic reports since it filed its Form 10-Q for the period ended June 30, 2011 and, therefore, that the Company had failed to comply with Securities Exchange Act Section 13(a) and Rules 13a-1 and 13a-13 thereunder.

On June 27, 2014, the Company filed an Answer to the OIP in which it admitted that it had not filed certain periodic reports since it filed its Form 10-Q for the period ended June 30, 2011. On July 29, 2014, the Company attended a prehearing conference at which it requested an in-person hearing. On August 11, 2014, the SEC issued an Initial Decision on Default and Order for Motion for Summary Disposition as to Diamondhead Casino Corporation. The SEC found that there were no issues of material fact that required an in-person hearing, granted the Division leave to file a motion for summary disposition, and set a briefing schedule for the parties to file their briefs.

The Board of Directors of the Company determined that defending the Company against the OIP would likely have resulted in extensive, time-consuming and expensive litigation. Moreover, the Company believed that litigation would not have resulted in a favorable outcome inasmuch as the Company had not, in fact, met its reporting requirements. Accordingly, the Board of Directors determined that litigation would have constituted a waste of the Company's scarce resources and capital.

On August 29, 2014, the Company made an Offer of Settlement in which it admitted that it had failed to comply with Exchange Act Section 13(a) and Rules 13a-1 and 13a-13 thereunder because it had not filed any periodic reports with the SEC since the quarterly period ended June 30, 2011. The Company consented to the entry of an Order, pursuant to Section 12(j) of the Exchange Act, revoking the registration of the Company's securities registered pursuant to Section 12 of the Exchange Act. On September 4, 2014, the SEC entered an Order Making Findings and Revoking Registration of Securities Pursuant to Section 12(j) of the Securities Exchange Act of 1934 as to Diamondhead Casino Corporation, pursuant to the Company's Offer of Settlement. Thus, effective September 4, 2014, the registration of each class of the Company's securities registered pursuant to Section 12 of the Exchange Act was revoked and the Company's common stock did not trade on the over-the-counter market until the stock was again registered with the SEC and, subsequently, relisted on the over-the-counter market in or about October  2015.

Therefore, the last quarter of 2014 was devoted to negotiating and papering amendments to the Private Placement dated February 14, 2014 to address the stock revocation that had occurred.  On December 4, 2014, the Company extended two separate Offers to Amend to investors in the Private Placement dated February 14, 2014.  On December 31, 2014, the Company closed on Tranche II of the Private Placement, as amended.

Re-Registration of the Company's Common Stock

After the Company's registration was revoked, the Board of Directors voted to take those steps required to re-register the Company's Common Stock. On March 31, 2015, the Company filed a Form 10, together with two years of audited financial statements, with the Securities and Exchange Commission for the purpose of re-registering its Common Stock under the Securities and Exchange Act of 1934.  On May 30, 2015, the registration became effective. In or about October of 2015, the Company's stock again began trading on the over-the-counter market.

To ensure the Company remains current on its reporting obligations, the Company intends to raise sufficient funds to allow it to retain and pay the professionals whose services are required to stay current in our periodic filings. The Company does not have sufficient funds on hand to stay current on its periodic filings. There is no current source of such funds and there can be no assurance the Company will be able to raise such funds. In the event the Company is unable to raise such funds and does not have access to other sufficient funds, it will be unable to meet its periodic filing requirements.

Litigation in 2015

In 2015, the Company was consumed with extensive litigation that remains ongoing.  On January 15, 2015, February 13, 2015, and March 14, 2015, one stockholder of the Company filed three separate lawsuits against the Company and/or its Directors.  On August 6, 2015, three stockholder/creditors of the Company filed an Involuntary Petition in the United States Bankruptcy Court in Delaware, under title 11, United States Code, requesting an order for relief under chapter 7 of the Bankruptcy Code. See Item 3-Legal Proceedings.  While the Company managed to file a registration statement and get its stock trading again on the over-the-counter market in 2015 in the midst of all these lawsuits, the lawsuits consumed the financial and other resources of the Company throughout 2015. In addition, from approximately February 2015 through June 8, 2015, the date of the Company's Annual Meeting of Stockholders, the Company was consumed with a proxy contest and litigation relating thereto, launched by a dissident slate to obtain control of the Board of Directors of the Company. While the dissident slate lost the proxy contest, the proxy contest drained the Company's limited financial and other resources and interfered with the Company's ability to move forward.

Mississippi

The Company is a single asset entity. It owns, through its wholly-owned subsidiary, Mississippi Gaming Corporation, an approximate 404 acre undeveloped property located at 7051 Interstate 10, Diamondhead, Mississippi 39525 (hereafter "the Diamondhead Property" or "the Property"). The Company intends to develop the Property beginning with a casino resort.  The Company is in the early development stages of the project. There can be no assurance that the substantial funds required for the design and construction of the project can be obtained or obtained on acceptable terms.  Moreover, there can be no assurance that if the requisite financing for the project is obtained and the project is constructed, that the project will be successful. The Company has no current operations in Mississippi, no offices in Mississippi, and no employees in Mississippi.

Property Zoning

The Diamondhead Property is located entirely within the City of Diamondhead and Hancock County.  The City of Diamondhead incorporated in February of 2012. On October 15, 2012, the Mayor and City Council adopted a Zoning Ordinance in which the City of Diamondhead zoned the entire Property as "C-2-Interstate Commercial/Gaming/Resort."  Thus, the requisite City zoning is currently in place for a casino.

Land-Based Gaming

All references in this section to Mississippi law are qualified in their entirety by reference to the actual text of the law.

On August 29, 2005, Hurricane Katrina struck the Gulf coast of the United States causing extensive damage to Louisiana and Mississippi, including Biloxi, Gulfport, and Bay St. Louis, Mississippi.  Hurricane Katrina damaged or destroyed most of the casinos on the Gulf coast.  Prior to Hurricane Katrina, Mississippi law required that casinos on the Gulf coast be built in, on, or above the water and be located a minimum of fifty percent below mean high tide.

On October 17, 2005, in response to the devastation caused by Hurricane Katrina, Mississippi passed new legislation that allows casinos located in certain statutorily-described areas, including St. Louis Bay, where the Diamondhead Property is located, to be constructed on land no more than 800 feet from the mean high-water line. Under Mississippi's new legislation, the part of the structure in which licensed gaming activities are conducted must be located entirely in an area which is located no more than eight hundred (800) feet from the mean high-water line (as defined in Section 29-15-1 of the Mississippi Code) of the waters within the State of Mississippi, which lie adjacent to the State of Mississippi south of the three (3) most southern counties in the State of Mississippi, including the Mississippi Sound, St. Louis Bay, Biloxi Bay and Pascagoula Bay or, with regard to Harrison County only, no farther north than the southern boundary of the right-of-way for U.S. Highway 90, whichever is greater. In the case of a structure that is located in whole or part on shore, the part of the structure in which licensed gaming activities are conducted must lie adjacent to state waters south of the three (3) most southern counties in the State of Mississippi, including the Mississippi Sound, St. Louis Bay, Biloxi Bay and Pascagoula Bay. When the site upon which the structure is located consists of a parcel of real property, easements and rights-of-way for public streets and highways are not construed to interrupt the contiguous nature of the parcel, nor is the footage contained within the easements and rights-of-way counted in the calculation of the distances specified above.

The Company intends to take advantage of the Mississippi legislation that allows casinos to be built on land.

Annual In-Lieu Tidelands Assessment

Since the Company intends to construct a casino on land in Mississippi, the Company will no longer require a tidelands lease from the Secretary of State. Under Mississippi's prior law, which required that the Company's casino be in, on, or above water and a minimum of fifty percent at or below mean high tide, the Company would have required a tidelands lease to lease water-bottoms owned by the State.

However, on or about October 17, 2005, when Mississippi passed new legislation permitting casinos to be built on land in certain locations, Mississippi also passed a companion law that requires any person possessing a license under the Mississippi Gaming Control Act, who operates a gaming establishment in any of the three most southern counties of the State (including Hancock County in which the Company's Property is located), and who does not lease public trust tidelands from the State, to pay an annual in-lieu tidelands assessment to the Public Trust Tidelands Assessments Fund. For calendar year 2006, the annual in-lieu tidelands assessment was between $400,000 and $750,000, based on an escalating scale which is measured by the capital investment in the part of the structure in which the licensed gaming activities are conducted. For each calendar year thereafter, the Secretary of State is required to review and adjust the value of the capital investment and the annual in-lieu tidelands assessment due. Such review and adjustment shall be tied to the Consumer Price Index.

This annual in-lieu tidelands assessment will apply to any casino constructed on land on the Diamondhead Property.

Mississippi Gaming Site Approval

In the State of Mississippi, in addition to local zoning, a proposed gaming site must obtain Gaming Site Approval. Only the Mississippi Gaming Commission has the authority to grant Gaming Site Approval. On or about May 29, 2014, the title holder of the Property, Mississippi Gaming Corporation, a wholly-owned subsidiary of the Company, applied for gaming site approval for a fifty (50) acre site on the Diamondhead Property. In its Notice of Intent, the applicant anticipated the casino would contain approximately 1,250 slot machines and approximately 40 table games and contain an estimated 80,000 square feet of gaming space. On August 21, 2014, the Mississippi Gaming Commission granted Gaming Site Approval for a fifty acre site on the Diamondhead Property.

The Mississippi Gaming Commission found, in pertinent part, as follows: 1) that in accordance with the Mississippi Gaming Control Act of 1990, codified as Miss. Code Ann. § 75-76-1 et seq., Miss. Code Ann. § 19-3-79, and Miss. Code Ann. §97-33-1, as amended, the citizens of Hancock County, Mississippi voted to authorize gaming in Hancock County, and thus gaming is legal at qualifying locations within Hancock County, Mississippi; that the proposed gaming area is within 800 feet of the mean high water line of the Bay of St. Louis and is thus a legal gaming site under the Mississippi Control Act of 1990, as amended, and 13 Mississippi Administrative Code Part 2 Rule 2.2(a)(1) and (3); and that the Proposed Site is properly zoned for gaming.

The Gaming Site Approval was granted for a period expiring three years after the date Approval to Proceed with Development is granted. The Property owner has not yet applied for Approval to Proceed with Development.

Additional Permits, Authorizations and Approvals Are Required

In addition to Gaming Site Approval, the development of the Diamondhead Property requires the Company to obtain additional permits, authorizations and approvals from various federal, state, county, and/or city agencies, boards and commissions, which may include, but not be limited to, the following: U.S. Army Corps of Engineers,  Environmental Protection Agency,  U.S. Fish and Wildlife Service, U.S. Coast Guard,  Port and Harbor Commission,  Mississippi Gaming Commission, Mississippi Department of Marine Resources, Mississippi Commission on Environmental Quality, Mississippi Department of Transportation, Hancock County, and/or the City of Diamondhead. The regulatory environment relating to such permits, authorizations and approvals is uncertain and subject to constant change. There can be no assurance that all permits, authorizations and/or approvals can be obtained, or that if obtained, that they will be renewed. While there is no pending environmental litigation, the foregoing permits, authorizations and approvals remain subject to future litigation and the actions of environmental groups and various federal, state, county and/or local governments and agencies, including, but not limited to, the foregoing. The Company will be required to spend significant funds to pay the architects, surveyors, engineers, accountants, attorneys, consultants and other experts required to prepare and process the applications required for the permits, authorizations and approvals required. The amount ultimately required is unknown at this time, but the Company does not have sufficient funds required for this purpose. There can be no assurance the Company will be able to obtain the funds required for this purpose or can obtain the funds required on acceptable terms.

Uncertain Regulatory and Political Environment

The political environment in which the Company and/or its subsidiaries intend to operate is also uncertain, dynamic and subject to rapid change. Existing operators often propose and support legislation and/or litigation designed to make it difficult or impossible for competition to enter a market. This political and regulatory environment makes it impossible to predict the effects that the adoption of and changes in gaming laws, rules and regulations and/or competition will have on development of a gaming resort. Moreover, legislatures in states in which gaming is legal often consider wide-ranging legislation and regulations which could adversely affect operations and expected revenues. Likewise, the federal government often considers legislation which could adversely affect operations and expected revenues. More recently, certain states have legalized internet gaming. The long term effects of legalizing internet gaming on the casino industry in general and on the Company's proposed casino operation, are unknown.

Anti-Gaming Referenda

On at least three separate occasions since 1998, certain anti-gaming groups have proposed referenda that, if adopted, would have banned gaming in Mississippi and required that gaming entities cease operations within two years after the ban.  All three of the proposed referenda were ruled illegal by Mississippi State trial courts. If such a referendum were to be approved by the voters, it would have a material adverse effect on the Company.

Mississippi Regulation

The Company has no current operations in Mississippi and does not operate any gaming facility in Mississippi. The Company intends to develop its Diamondhead property as a destination casino resort.

Assuming it is successful in developing its resort, the Company and its subsidiaries and/or affiliates will be subject to federal, state, county, city and local, laws, rules, ordinances and regulations with respect to the operation of any gaming facility. The following is intended to serve as a partial description of the Mississippi regulatory environment in which the Company or its subsidiaries or joint venture partner(s) would seek approvals to construct and operate a gaming facility and is not intended to be a complete, precise, or up-to-date recitation of all applicable laws, rules, regulations or ordinances that might affect the Company's operations or with which the Company would be required to comply. Additional or more restrictive laws, rules and regulations could be adopted at any time or gambling could be completely banned.

The location of, ownership of, and operation of gaming facilities in Mississippi are subject to extensive state and local regulation, primarily through the licensing and control of the Mississippi Gaming Commission and the Mississippi State Tax Commission. The Company and/or its subsidiaries must register and be licensed under the Mississippi Gaming Control Act and its gaming operations will be subject to the regulatory control of the Mississippi Gaming Commission, the Mississippi State Tax Commission and various state, county and local regulatory agencies.

The Mississippi Gaming Control Act gives the Mississippi Gaming Commission (the "Commission") extensive power to enforce the Act and adopt regulations in furtherance of the Act (the "Mississippi Regulations"). The laws, regulations and supervisory procedures of Mississippi and the Mississippi Gaming Commission seek to: (1) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity; (2) establish and maintain responsible accounting practices and procedures; (3) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Gaming Commission; (4) prevent cheating and fraudulent practices; (5) provide a source of state and local revenues through taxation and licensing fees; and (6) ensure that gaming licensees, to the extent practicable, employ Mississippi residents. The regulations are subject to amendment and interpretation by the Commission. Changes in Mississippi law or the regulations or the Commission's interpretation thereof may limit or otherwise materially affect the types of gaming that may be conducted and could have a material adverse effect on Mississippi gaming operations.

Approval Process

The Commission has divided the approval process into two separate phases: (1) gaming site approval; and (2) approval to proceed with development.

1.  Gaming Site Approval

Mississippi Gaming Corporation, which holds title to the Property and is a wholly-owned subsidiary of the Company, obtained Gaming Site Approval on August 21, 2014. With respect to gaming site approval, approval constitutes only the Commission's finding that the location complies with applicable gaming laws and regulations. Gaming site approval does not entitle the recipient to proceed with development, nor does it constitute a license to engage in gaming or a right to a gaming license. Gaming site approval is a revocable privilege and no holder acquires any vested right therein. The Mississippi Gaming Commission reserves the right to revoke any site approval should the circumstances change that would make the site illegal or unsuitable.

An application for gaming site approval in the three most southern counties must include evidence satisfactory to the Commission in support thereof including: (1) a survey indicating the specific location of the property; (2) the current use of any adjacent property as well as the location of the nearest residential area, church and school; (3) evidence that all applicable zoning ordinances allow gaming at the proposed site; and (4) a survey establishing the mean high water line, performed by a qualified surveyor for performance of tidal surveys.

Gaming establishments in the three most southern counties in the State of Mississippi, including Hancock County, are permitted to be permanent inland structures. No point in the gaming area may be more than eight hundred (800) feet from the nineteen (19) year mean high water line. Harrison County establishments south of Highway 90 may exceed the eight hundred (800) foot measurement up to the southern boundary of Highway 90. All public easements and rights-of-way for public streets and highways are excluded from the 800 foot measurement. Any point of reference used to determine the 800 foot distance from the mean high water line must be located on the applicant or licensee's premises. The applicant or licensee must own and/or lease the land that is contiguous both to the parcel used to conduct gaming and the point of reference used to determine the mean high water line, and this land must be shown to be an integral part of the project. The Commission has final authority in reviewing and approving each site as it pertains to meeting the requirements of this regulation.

2.  Approval to Proceed with Development

With respect to obtaining the Commission's approval to proceed with development, the following information, together with documentation to support this information, must be submitted to the Commission:

1) Architectural plans or renderings showing details of all proposed construction and renovation for the project, together with a footprint of the project and a description of the construction and type of parking facilities, as well as parking lot capacity. Commission approval requires that the project include a 500-car, or larger parking facility in close proximity to the casino complex, and infrastructure facilities shall include a 300-room, or larger hotel of at least a three diamond rating as defined by an acceptable travel publication to be determined by the Commission. In addition, infrastructure facilities must include a restaurant capable of seating at least 200 people and a fine dining facility capable of seating at least 75 people, and the casino floor must be at least 40,000 square feet. The project will also have or support an amenity that will be unique to the market and will encourage economic development and promote tourism. The Commission will have authority in determining the quality of the amenity and the ultimate approval of the amenity, and may, in its discretion, reduce the requirements above should it determine that there is a justification to do so in certain markets. The Commission will further determine, in its discretion, if the prerequisite hotel and dining facilities may be supplanted by an amenity of high value to the overall tourism market in that the amenity will likely encourage economic development and promote tourism. As used herein, infrastructure facilities are not such items as parking facilities, roads, sewage and water systems, or civic facilities normally provided by cities and/or counties.

The qualifying infrastructure must be owned or leased by,  (i) the holder of the site approval, or (ii) an affiliated company of the holder of the site approval where both the affiliated company and the holder of the site approval have identical direct or indirect equity ownership.  This regulation shall apply to any new applicant for a gaming license for a new gaming facility and to the acquisition or purchase of a licensee or gaming facility for which gaming operations have ceased prior to the time of acquisition or purchase. It does not apply to any licensee, who has been licensed by the Commission, or to any person which has received Approval to Proceed with Development from the Commission prior to December 31, 2013 (or to such licensee upon any licensing renewal after such date.)

Any change to the plan, or placement or design of the establishment, cruise vessel or vessel, shall be submitted in advance to the Executive Director for determination of whether such a change constitutes a material change. If the Executive Director determines that a material change has occurred, Commission approval is required for same.

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

5) A detailed statement of the sources of funds for all construction and renovation proposed by the site development plans. Any funding, whether equity or debt, to be obtained, must be supported by firm written commitments satisfactory to the Commission. The applicant will have 120 days in which to close all financing and start construction or the approval is deemed void.

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

The application for a Gaming Operator's License must be filed no later than ninety (90) days after the Commission grants approval to proceed with development. The gaming site approval will expire three (3) years from the date approval to proceed with development is granted unless the Commission grants an extension. Approval to proceed with development is not subject to sale, assignment or transfer.

Opening of a Casino

Before any gaming facility may open to the public, all infrastructure requirements must be fully operational. The development shall be completed in accordance with the approved plan and be ready for operation within the gaming site approval time period. Gaming site approval may be extended within the discretion of the Commission.

Application Information Required is Extensive and Must be Complete and Accurate

In addition to other information required by law and Commission regulations, an applicant must provide complete information regarding the proposed operation, including but not limited to, a certification that any establishment to be used by the proposed operation has been inspected and approved by all appropriate authorities; fingerprints for each individual applicant; the nature, source, and amount of any financing; the proposed uses of all available funds; the amount of funds available after opening for the actual operation of the establishment; and economic projections for the first three years of operation of the establishment. Each applicant must provide complete information regarding his or her background for the ten-year period preceding submission of the application.

Every application to become a license holder must contain the following additional information:  actual establishment blueprints, including a layout of each floor stating the projected use of each area; the number of miles from the nearest population center and a description of transportation facilities serving that population center, a description of the casino size and configuration of slot machines, video games of chance and table games; a description of the availability of fire protection and the adequacy of law enforcement at the establishment and emergency evacuation plans for hurricane and flooding disasters; a description of the arrangements for food and drink concessions, the names and addresses of the concessionaires and the terms of the concession contracts, if applicable; the type of slot machines and video games of chance to be used and the proposed distributors and manufacturers of this equipment; a description of the physical location, size and floor plan of the section of the establishment reserved for patrons under 21 years of age and plans for activities and staffing for this section; periods of time that the gaming areas will be in operation; a description of the proposed management of the facility, management personnel by function, and tip distribution policies; all known feasibility studies made available to the applicant which have been done on the type of gaming in the particular locale where the applicant intends to conduct gaming, and a description of procurement policies that emphasize the utilization of Mississippi employees, resources, and goods and services in the operation of the gaming establishment.

Timetable for Financing and Construction

License applicants must submit, simultaneously with submission of their completed application, a timetable for financing arrangements (including applications for approval of public offerings or private placements), and commencement and completion of construction activities, setting forth the date upon which gaming activities will commence. The timetable will be subject to approval by the Commission and monitored for compliance by the Executive Director. The Commission may grant extensions of time upon the recommendation of the Executive Director. License applicants must not advertise or promote the opening of their proposed casino nor the commencement of employee training for their proposed casino until the applicant is granted a license by the Mississippi Gaming Commission. Applicants may request a waiver of this regulation from the Executive Director, which waiver, if granted would be subject to revocation.

Unsuitable Locations

The Executive Director may recommend that an application for a license be denied if the Executive Director believes that the place or location for which the license is sought is unsuitable for the conduct of gaming operations. The Commission may deny an application for a state gaming license if it deems that the place or location for which the license is sought is unsuitable for the conduct of gaming operations. Without limiting the generality of the foregoing, the following locations may be deemed unsuitable: premises located within the immediate vicinity of residential areas, churches, schools and children's public playgrounds; premises where gaming is contrary to any county or city ordinance, including, but not limited to, zoning ordinances restricting the permissible locations for gaming facilities, so long as such ordinances do not have the effect of absolutely excluding or prohibiting legal gaming; premises which fail to meet federal, state or local health and safety standards, and any other applicable laws or regulations; premises frequented by minors; premises lacking adequate supervision or surveillance; premises difficult to police or where adequate fire protection may be difficult; any other premises where the conduct of gaming would be inconsistent with the public policy of the State of Mississippi.

Building Standards

Any establishment to be constructed for gaming will be required to meet the Southern Standard Building Code. If the local county or city has a building code, then the local code will be the applicable standard. The Commission requires, as a condition of licensure, that gaming establishments meet strict hurricane emergency standards and procedures.

Objection by County or Municipality

Whenever the Commission receives a completed application for a gaming license proposing to operate a gaming establishment in a particular county or municipality, the Executive Director, within ten days after receipt of the application, must notify the board of supervisors of the county and, if applicable, the chief executive of the municipality in which the proposed operation will be located of the receipt of the application and specify the name of the applicant and the proposed location for the gaming establishment. The county or municipality in which the applicant proposes to operate may file a duly enacted resolution specifying any objections or endorsements with the Executive Director.

Individual Licensing of Shareholders of Corporate Licensee

The Commission may request persons, affiliated entities and greater than 5% equity owners to submit an application for finding of suitability in which event the application must be submitted within thirty days of the request.

All Officers and Directors of a Corporation Must be Licensed

All officers and directors of a corporation which holds or applies for a state gaming license must be licensed individually and, if in the judgment of the Mississippi Gaming Commission the public interest will be served by requiring any or all of the corporation's individual stockholders, lenders, holders of evidence of indebtedness, underwriters, key executives, agents, or employees to be licensed, the corporation shall require such persons to apply for a license. An officer or director shall apply for a license within thirty days after he becomes an officer or director. A person required to be licensed pursuant to a decision of the commission must apply for a license within thirty days after the executive director requests him to do so.

Licensing is a Privilege and Revocable

It is the declared policy of the State of Mississippi that all establishments where gambling games are conducted or operated must be licensed and controlled so as to better protect the public health, safety, morals, good order and welfare of its inhabitants. Any license, registration, finding of suitability, or approval by the Commission is deemed to be a revocable privilege and no person holding such a license, registration, finding of suitability, or approval is deemed to have any vested rights therein.

An application for a state gaming license or any other affirmative Commission action is seeking the granting of a privilege and the burden of proving his qualification to receive any license, registration, finding of suitability or approval, is at all times on the applicant.  The applicant must document compliance with all applicable federal, state and local rules, regulations and permit requirements. An applicant must accept any risk of adverse publicity, embarrassment, criticism, or other action, or financial loss which may result from action with respect to an application and expressly waive any claim for damages as a result thereof. An application for a license, finding of suitability, or registrations constitutes a request to the Executive Director for a recommendation and to the Commission for a decision upon the applicant's general suitability, character, integrity, and ability to participate or engage in , or be associated with, the gaming industry in the manner or position sought by the application, or the manner or position generally similar thereto.

Certain Commission Considerations for Licensing

The Commission will consider various factors when deciding whether to issue a license to conduct gaming in an establishment, including but not limited to, the following: revenue provided by a facility to the state and local communities through direct taxation on its operation and indirect revenues from tourism, ancillary businesses, creation of new industry and taxes on employees and patrons. It will consider whether the proposed establishment is: economically viable and properly financed, planned in a manner that provides for adequate security for all aspects of its operation and for people working, visiting, or traveling to the establishment;  planned in a manner which promotes efficient and safe operation; is planned in a manner that provides efficient, safe, and enjoyable use by patrons of the establishment and parking facilities, concessions, the casino, access to cashier windows and rest rooms; compliance with state and federal laws regarding fire, health, construction, zoning, and other similar matters; whether the applicant will employ the persons necessary to operate the establishment in a manner consistent with the needs, safety, and interests of persons who will be in the establishment; the population of the area to be served by the establishment and the location of other establishments within and without the state. The Commission will consider the character and reputation of all persons identified with ownership and operation of the establishment and their capability to comply with rules of the Commission and the Mississippi Code; whether the proposed operation will maximize development; whether it is beneficial to Mississippi tourism, the number and quality of employment opportunities for Mississippians created and promoted by the proposed operation, and the amount and type of shore developments associated with the establishment.

A license which authorizes a holder to operate a gaming establishment is granted for no longer than three years from the date of issue and may be granted for a period of less than three years based within the discretion of the Commission.

Gaming Licenses

Neither the Company nor any of its subsidiaries has a license to operate a casino in Mississippi or in any other jurisdiction. Gaming licenses require the periodic payment of fees and taxes and are not transferable except in accordance with applicable Mississippi law and regulations and with the prior approval of the Commission. Gaming licenses in Mississippi are issued for a maximum term of three years and must be renewed periodically thereafter. There can be no assurance that the Company or any of its subsidiaries will be licensed. There can be no assurance that if licensed, new licenses can be obtained at the end of any particular licensure period. Moreover, the Commission may, at any time, and for any cause it deems reasonable, revoke, suspend, condition or limit a license or approval to own shares of stock in a company that operates in Mississippi. The Mississippi Act also requires that a publicly traded company register under the Act. The Company and/or its subsidiaries will be required to periodically submit detailed financial, operating and other reports to the Commission and Mississippi State Tax Commission. A violation under a gaming license held by a subsidiary of a Company operating in Mississippi could be deemed a violation of all other licenses, if any, then held by the Company. Numerous transactions, including substantially all loans, leases, sales of securities and similar financing transactions entered into by any subsidiary of the Company operating a casino in Mississippi must be reported to or approved by the Commission. In addition, the Commission may, at its discretion, require additional information about the operations of the Company.

Deborah Vitale, President and Chief Executive Officer of the Company, though not currently licensed, previously held a gaming license in Colorado.

Finding of Suitability

The following persons must apply for a finding of suitability and must be found suitable by the Commission in order to be involved with a licensee: i) each person who serves as Chairman of the Board of Directors of any corporation, public or private, licensed or registered by the Commission; and ii) each person who has a vote on any issue before the Board of Directors of any corporation, public or private, licensed or registered by the Commission and who is also an employee of the corporation or any of its subsidiaries. In addition, the following persons shall apply for a finding of suitability: i) each person who serves as Chairman of the audit or compliance committee of any corporation, public or private, licensed or registered by the Commission, and ii) any executive, employee, or agent of a gaming licensee that the Commission determines as having the power to exercise a significant influence over decisions concerning any part of the operation of a gaming licensee. If the nature of the job changes from that for which the applicant is found suitable, he may be required to submit himself to a new determination of her or his suitability.

The Commission can require any employee to be found suitable if it finds that the public interest and policies set forth in the Act will be served thereby. The Commission is not restricted by job titles, but will consider the functions and responsibilities of the person, including but not limited to, persons acting in the capacity of a property level general manager, assistant general manager, or executive level personnel actively and directly engaged in the administration or supervision of the activities of a licensee. Any executive, employee or agent of a gaming licensee who is listed or should be listed in an annual employee report may be required to apply for a finding of suitability.

A finding of suitability is granted for a period of no longer than ten years from the date of issue. A finding of suitability may be granted for a period of less than ten years within the discretion of the Commission. A holder of a finding of suitability must file with the Investigations Division of the Commission by June 30th of each year, the "Investigations Division Annual Report," providing all information requested on forms provided by the Commission and any other information requested by the Executive Director. A holder of a finding of suitability must immediately inform the Commission of any arrest or conviction.

The Commission has full and absolute power and authority, at any time, to deny any application or limit, condition, restrict, revoke, or suspend any license, registration, finding of suitability or approval, or fine any person licensed, registered, found suitable or approved,  for any cause deemed reasonable by the commission. The Commission has the power, at any time, to investigate and require the finding of suitability of any record or beneficial stockholder of the Company. The Act requires that each person who, individually or in association with others, acquires, directly or indirectly, beneficial ownership of more than 5% of any class of voting securities of a publicly traded corporation registered with the Mississippi Gaming Commission, must notify the Mississippi Gaming Commission of this acquisition. The Act also requires that each person who, individually or in association with others acquires, directly or indirectly, beneficial ownership of more than 10% of any class of voting securities of a publicly traded corporation registered with the Commission must be found suitable by the Mississippi Gaming Commission and pay the costs and fees that the Commission incurs in conducting the investigation. Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Commission may be found unsuitable. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of the Company's securities beyond such time as the Commission prescribes, may be guilty of a misdemeanor.

The Company may be required to disclose to the Commission upon request, the identities of holders of any debt or other securities. Under the Act, the Commission may, in its discretion, (1) require holders of debt securities of registered corporations to file applications; (2) investigate such holders; and (3) require the holders to be found suitable to own such securities.

The Mississippi regulations provide that a change in control of a Company may not occur without the prior approval of the Commission. Mississippi law prohibits the Company from making a public offering of its securities without the approval of the Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for one or more such purposes. The Commission has the authority to grant a continuous approval of securities offerings subject to renewal every three years by certain issuers.

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

The Company believes there may be persons with prior felony convictions, who are affiliated with certain shareholders, who beneficially own in excess of 5% of a class of voting stock of the Company, who may be found unsuitable by the Mississippi Gaming Commission.  Article X of the Company's Articles of Incorporation, as amended, provides that the "Company may repurchase or redeem shares, at fair market value, held by any person or entity whose status as a shareholder, in the opinion of the Company's Board of Directors, jeopardizes the approval, continued existence, or renewal by any gaming regulatory authority, of a contract to manage gaming operations, or any other tribal, federal or state license or franchise held by the Company or any of its subsidiaries." However, there can be no assurance the Company would have sufficient funds to purchase shares held by such a person or entity.  In the event the Company was unable to purchase such shares, its ability to obtain a license could be materially and adversely affected.

License Fees and Taxes

License fees and taxes are payable to the State of Mississippi and to the counties and cities in which the Mississippi Gaming Subsidiary's respective operations will be conducted. The license fee payable to the State of Mississippi is based upon "gaming receipts", which are generally defined as gross receipts less payouts to customers as winnings. The fee equals 4% of the first $50,000 or less of gross revenue per calendar month, plus 6% of the next $84,000 of gross revenue per calendar month, plus 8% of gross revenue over $134,000 per calendar month. License fees paid in any taxable year are allowed as a credit against the Mississippi State income tax liability of a licensee for that taxable year.

A licensee must pay an annual license fee of $5,000. In addition, each licensee must pay a license fee based on the number of games it operates. If it operates over 35 games, the fee is equal to $81,200 plus $100 for each game over 35 games. In addition to state gaming license fees or taxes, a municipality or county may impose a gross revenue fee upon a licensee based on all gaming receipts derived from the establishment equal to approximately 4%. An additional license tax may apply to gaming devices.

Beer, Wine and Liquor Licensing

The sale of alcoholic beverages by casinos, including beer and wine, is subject to licensing, regulation and control by both the local jurisdiction and the Alcoholic Beverage Control Division (the "ABC") of the Mississippi Department of Revenue. All licenses are revocable and non-transferable. The ABC has full power to limit, condition, suspend or revoke any license, and any disciplinary action could, and revocation would, have a material adverse impact upon the operations of an affected casino, its financial condition and its results of operations.

Extensive Non-Gaming Laws and Regulations

In addition to the foregoing, the Company and/or its subsidiaries will be subject to additional federal, state, county and city, safety, food, alcohol, health, employment, and other laws, rules, regulations and ordinances that apply to non-gaming businesses generally.  In addition, Regulations adopted by the Financial Crimes Enforcement Network of the U.S. Treasury Department require currency transactions in excess of $10,000 occurring within a gaming day to be reported, including identification of the patron by name and social security number.  Substantial penalties can be imposed for failure to comply with these and numerous other regulations. The foregoing is just one example of the pervasiveness of the non-gaming laws, rules, regulations and ordinances that would apply to a casino operator.

Competition

There is intense competition in the Mississippi market in which the Company intends to operate and in surrounding markets. The Company will compete directly with other existing gaming facilities located in Mississippi and in bordering states, including Louisiana. The Company will also be competing directly and indirectly, with gaming facilities throughout the United States and throughout the world, as well as with Native American gaming operations which enjoy certain tax advantages. The Company expects this competition to increase as new gaming operators enter these markets, existing competitors expand their operations, gaming activities expand in existing jurisdictions, gaming is legalized in new jurisdictions, and legalized gaming expands on the internet. Assuming it is successful in developing a destination casino resort, the Company will also be competing with other forms of gaming and entertainment, including but not limited to, bingo, online gambling, pull tab games, card parlors, sports-book operations, pari-mutuel betting, dog racing, lotteries, jai-alai, video lottery terminals, and video poker terminals.

The following chart identifies casinos which are located in Mississippi and with which the Company will compete. Except for distances, the information contained in the chart is derived from the Mississippi Gaming Commission's Monthly Survey Information (Property Data) for the period January 1, 2016 through January 31, 2016.

							Approximate
							Distance to
	Gaming	Slot	Table	Poker	Hotel	Total	Diamondhead
COASTAL REGION	Sq. Ft	Games	Games	Games	Rooms	Parking	(in miles)

Beau Rivage Casino	79,808	1,838	80	16	1,740	3,959	35
Boomtown Casino	37,891	922	16	0	0	1,490	33
Golden Nugget	54,728	1,185	44	9	710	1,346	35
Hard Rock Casino	53,800	1,258	50	3	479	1,802	35
Harrah's Gulf Coast	31,275	768	32	0	494	2,705	35
IP Casino Resort Spa	81,733	1,689	58	10	990	3,700	33
Palace Casino	38,000	890	26	0	234	1,590	33
Treasure Bay Casino	28,140	813	26	0	205	1,096	31
Island View Casino	82,935	1,926	42	0	970	4,250	23
Hollywood Casino	56,300	1,116	18	5	291	1,700	12
Silver Slipper Casino	36,826	959	28	0	129	1,700	15
Scarlet Pearl	60,445	1,342	45	10	300	1,491	33

Region Totals	641,881	14,706	465	53	6,542	26,829

NORTHERN REGION

Bally's Tunica
Casino	46,535	949	16	0	238	1,699	377
Fitzgerald's Casino
Tunica	38,457	967	20	0	506	1,795	379
Gold Strike Casino
Resort	54,205	1,230	58	0	1,133	2,412	373

Approximate
Distance to
	Gaming	Slot	Table	Poker	Hotel	Total	Diamondhead
NORTHERN REGION	Sq. Ft	Games	Games	Games	Rooms	Parking	(in miles)

Hollywood Casino-
Tunica	55,000	1,064	19	6	494	1,801	379
Horseshoe Casino
And Hotel	63,000	1,094	77	39	507	1,775	373
Isle of Capri-Lula	63,500	884	20	0	416	1,500	345
Resorts Tunica
Hotel & Casino	42,902	800	9	0	201	2,738	378
Sam's Town-
Tunica	66,000	992	20	0	700	4,308	378
Tunica Roadhouse
Casino	31,000	698	17	0	135	4,265	373

Region Totals	460,599	8,678	256	45	4,330	22,293

CENTRAL REGION

Ameristar Casino
Hotel	72,210	1,482	30	10	149	3,063	210
Diamondjacks
Casino & Hotel	28,000	573	13	0	122	631	211
Harlow's Casino
Resort	33,000	742	15	0	105	1,500	285
Lady Luck Casino	25,000	612	7	0	89	948	212
Magnolia Bluffs
Casino	16,032	468	17	0	0	427	199
Riverwalk
Casino	25,000	657	15	0	80	748	211
Trop Casino
Greenville	22,822	612	12	0	40	734	287

Region Totals	222,064	5,146	109	10	585	8,051

STATE TOTALS	1,324,544	28,530	830	108	11,457	57,173

Louisiana Competition

The Company believes that its greatest competition will come from the Mississippi Gulf Coast casinos because of their close proximity to the Diamondhead Property. While the Company's primary competition will come from the Mississippi Gulf Coast casinos, the Company's Diamondhead, Mississippi casino will also compete with casinos and other gaming located in the adjacent State of Louisiana.

Louisiana has four land-based casinos. Inasmuch as the Company's casino will be land-based, the Company's primary competition is expected to come from Harrah's land-based casino located in downtown New Orleans. This casino is approximately one hour from the Diamondhead site. Three of the land-based casinos in Louisiana are Indian casinos, which are located in Marksville in central Louisiana and in Kinder and Charenton in southern Louisiana. These are not expected to represent significant competition because of their distance from the Diamondhead site.

Fifteen riverboat casinos are authorized to operate in Louisiana. There are six riverboat casinos in Shreveport-Bossier, two in Lake Charles which were operational during 2013-2014, which is approximately 246 miles from the Diamondhead Property; three in East Baton Rouge Parish, which is approximately 123 miles from the Diamondhead Property, and one each in Kenner, Harvey and Amelia, which are approximately 73, 71, and 139 miles, respectively, from the Diamondhead Property. As of June, 2014, there were approximately 1,945 video poker outlets and 14,081 video poker devices in the 31 parishes in Louisiana where video poker gaming had been approved in the State. These machines are authorized in bars, restaurants, hotels, off-track betting parlors and truck stops. Louisiana also has racetrack gaming. The cumulative effect of the foregoing could be seen as having a significant competitive effect on the Diamondhead Property project.

ITEM 1A.  RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

This section is not applicable to smaller reporting companies.

ITEM 2.  PROPERTIES

Diamondhead, Mississippi Property

The Company owns, through its wholly-owned subsidiary, Mississippi Gaming Corporation, an approximate 404 acre tract of unimproved land in Diamondhead, Mississippi. The property is located at 7051 Interstate 10, Diamondhead, Mississippi 39525 (hereafter "the Diamondhead Property" or "the Property"). The Property is located entirely within the City of Diamondhead and Hancock County. The Property is zoned "C-2-Interstate Commercial/Gaming/Resort."

Purchase Price and Payment for the Property

On June 19, 1993, the Company, through its wholly-owned subsidiary, Mississippi Gaming Corporation (hereafter "MGC"), exercised an option to purchase the 404.5 acres of land in Diamondhead, Mississippi for $4,000,000.  MGC obtained a $2,000,000 loan from Casinos Austria Maritime Corporation ("CAMC") to complete the purchase of the property. The loan was secured by a first mortgage on the property. The first mortgage loan was payable, interest only, at 8% per annum for fifteen months. The full principal balance on the first mortgage loan was due and payable on June 30, 1995. Prior to its due date, the first mortgage was paid in full from the proceeds of a loan obtained by the Company in May of 1995 from First Union National Bank of Florida. The loan due to First Union National Bank of Florida was subsequently paid in full.

On June 19, 1993, MGC also entered into an Option Agreement to purchase approximately 80 acres of land included within the 404 acre site for a purchase price of ten dollars ($10.00). The option was originally purchased so as to avoid certain limitations that attached to the underlying parcels.  It was in the interest of the Company and its Diamondhead project that certain litigation instituted by the seller of the property be completed before MGC exercised this option. The litigation was finalized in 2002.  In December 2002, MGC exercised its option. The property was transferred to MGC by Warranty Deed on December 18, 2002.  The exercise of this option gave MGC full title to the entire 404 acre tract.

Liens on Diamondhead Property

In September of 2014, liens were placed on the Property pursuant to a Private Placement dated February 14, 2014, as amended, to secure certain obligations of the Company. These consist of an Executives Lien and an Investors' Lien which are in pari passu.

There is an "Executives Lien" on the Property for a maximum of $2 million in favor of certain executives to whom monies are owed for accrued, but unpaid salaries, expenses and Directors fees. The President of the Company is the primary beneficiary of this lien.

In addition, there is an Investors Lien on the Property securing the investment of purchasers of securities in a Private Placement dated February 14, 2014, as amended.  There is a lien in the aggregate amount of $1 million in favor of the Holders of the original and/or Amended and Restated First Tranche Collateralized Convertible Senior Debentures issued for an aggregate of $1 million and a lien in the aggregate amount of $850,000 in favor of the Holders of the Second Tranche Collateralized Convertible Senior Debentures issued for an aggregate of $850,000.

Thus, there are liens in the maximum aggregate amount of $3.85 million on the Property.

The Amended and Restated First Tranche Collateralized Convertible Senior Debentures and the Second Tranche Collateralized Convertible Senior Debentures are convertible, under certain circumstances, to common stock of the Company. If and when these Debentures have been converted to common stock of the Company, the liens securing these Debentures will be removed. There can be no assurance that the foregoing Debentures will be able to be converted to common stock of the Company and that these liens will be removed.

Residential Lot

In January 2010, the Company purchased a small, residential lot located on a canal southwest of the Property near the back entrance of the Property. The Company paid $65,000 for the lot. The purchase price was paid with 108,000 shares of common stock of the Company. The property, which comprises less than a quarter of an acre, was acquired to permit the Company to control the appearance and approach to the back entrance of its commercial Property. The residential lot is located at 3518 Diamondhead Drive South, Diamondhead, Mississippi 39525.

Office Location

The Company leases a furnished and equipped townhouse office from its President at 1013 Princess Street, in Alexandria, Virginia 22314, pursuant to a Landlord/Tenant Month to Month Lease. The terms of the lease, as adjusted for square footage and certain other applicable differences, were based on the terms of the last lease signed by the Company with an unrelated third party for unfurnished office space leased in Largo, Florida.  The Company pays a base rent in the amount of $4,534 per month for approximately 2473 square feet of commercial space, in addition to any and all expenses relating to the property, including property taxes, property insurance, telephone, electric, water and cable. The Company's executive office and all of its active files are located in this office.

ITEM 3.   LEGAL PROCEEDINGS

College Health & Investment, L.P. v. Diamondhead Casino Corporation (Delaware Superior Court)(C.A. No. N15C-01-119-WCC)

On January 15, 2015, the plaintiff, a beneficial owner of in excess of 5% of the common stock of the Company, filed suit for breach of a Promissory Note issued March 25, 2010, in the principle amount of $150,000, with interest payable at 12% per annum, with a maturity date of March 25, 2012. Plaintiff seeks payment of principle of $150,000, interest due through December 31, 2014 in the amount of $45,000, and interest due of 12% per annum from December 31, 2014 until entry of judgment. The Note, as well as the accrued interest thereon, are shown as current liabilities on the Company's balance sheet at December 31, 2015. On January 22, 2015, the defendant forwarded a Notice of Conversion to plaintiff, exercising the Borrower's right to convert the principal and any interest due on the Note into common stock. On February 11, 2015, the Company moved to dismiss the complaint as moot. The plaintiff filed an opposition to the motion to dismiss alleging that the Note was convertible only prior to its maturity date. On July 2, 2015, the Court agreed with the Plaintiff and denied the Company's motion to dismiss. On July 16, 2015, the Company filed an Answer and Grounds of Defense.  On August 18, 2015, the Company filed a Suggestion of Bankruptcy and Automatic Stay. The matter has been stayed due to the below-referenced bankruptcy action (Case No. 15-11647).

College Health & Investment, L.P. v. Diamondhead Casino Corporation (In the Court of Chancery of the State of Delaware (C.A. No. 10663-CB)

On February 13, 2015, the plaintiff, a beneficial owner of in excess of 5% of the common stock of the Company, filed a Verified Complaint Pursuant to 8 Del.C.§211(c), with a Verification signed by the plaintiff's General Partner, Samuel I. Burstyn, seeking an order compelling the Company to hold an annual meeting. The Company agreed to entry of an Order setting  a new date for an annual meeting of June 8, 2015, a Record Date of April 24, 2015, and to clarify that there is no advance notice requirement for the submission of stockholder proposals at the Company's annual stockholders' meetings. The plaintiff sought costs and expenses, including attorneys' fees. On or about July 7, 2015, the Plaintiff filed a Motion for an Award of Attorneys' Fees and Reimbursement of Expenses in the total amount of $150,000 for both this case and the following case.  The Company filed an opposition to this motion. On August 18, 2015, the Company filed a Suggestion of Bankruptcy and Automatic Stay. The matter has been stayed due to the below-referenced bankruptcy action (Case No. 15-11647).

College Health & Investment, L.P. v. Edson R. Arneault, Deborah A. Vitale, Gregory A. Harrison, Martin Blount and Benjamin Harrell(In the Court of Chancery of the State of Delaware)(C.A. No. 10793-CB)

On March 14, 2015, the plaintiff, a beneficial owner of in excess of 5% of the common stock of the Company, filed a Verified Complaint, with a Verification signed by the plaintiff's General Partner, Samuel I. Burstyn. In Count I, the plaintiff alleges that the defendants breached their fiduciary duty of disclosure. In Count II, the plaintiff alleges that defendants breached their fiduciary duties of loyalty and care. The plaintiff sought injunctive relief, but no monetary damages other than attorney's fees. The defendants believe that plaintiff's claims are without merit and intend to vigorously defend this lawsuit.  In addition, on or about July 30, 2015, the defendant directors filed Defendants' Answer and Verified Counterclaims for defamation, breach of fiduciary duty and aiding and abetting a breach of fiduciary duty. On August 19, 2015, the plaintiff filed a Motion to Dismiss the Counterclaims. As noted above, on or about July 7, 2015, the Plaintiff filed a Motion for an Award of Attorneys' Fees and Reimbursement of Expenses in the total amount of $150,000 in this case and the above-referenced case.  On or about August 26, 2015, the defendants filed an Opposition to Plaintiff's Motion for an Award of Fees and Reimbursement of Expenses.  On September 25, 2015, the parties entered into a Stipulation and [Proposed] Order Staying Litigation pending the below-referenced bankruptcy action.(Case No. 15-11647).

In re Diamondhead Casino Corporation (United States Bankruptcy Court)(District of Delaware)(Case No. 15-11647-LSS)

On August 6, 2015, an Involuntary Petition was filed in the United States Bankruptcy Court by three promissory note holders under title 11, United States Code, requesting an order for relief under chapter 7 of the Bankruptcy Code. The three creditors listed combined claims of $150,000 in principal, plus interest due on certain promissory notes. On August 28, 2015, the Company filed a Motion to Dismiss the Involuntary Petition or, in the Alternative, to Convert the Case to Chapter 11 (the "Motion to Dismiss"). The Company maintains that the Petition was filed in bad faith by supporters of the dissident slate which lost the proxy contest that was decided by the stockholders on June 8, 2015 and that it was filed in retaliation for the Company's refusal, following the stockholders' vote, to place several of the losing dissident's nominees on the Board of Directors. On September 11, 15 and 17, 2015, three additional promissory note holders filed Joinders to the Involuntary Petition listing additional combined claims of $237,500 plus interest. The Company does not recognize one of the joining petitioners as a bona fide creditor of the Company.  On September 17, 2015, the six Petitioners, who are represented by the same attorneys, filed an Objection to the Company's Motion to Dismiss. On September 18, 2015, the six Petitioners filed an Emergency Motion for Entry of an Order Directing the Appointment of (I) an Interim Chapter 7 Trustee, or (II) Alternatively, a Chapter 11 Trustee Should the Involuntary Case be Converted (the "Emergency Motion").  The Court held an evidentiary hearing on the Emergency Motion in October 2015. On November 13, 2015, the Court denied the Petitioners' Emergency Motion as it relates to the request for an interim Chapter 7 trustee. On January 15, 2016, the Court held an evidentiary hearing on the Company's Motion to Dismiss the Involuntary Petition. The parties filed briefs in support of and in opposition to the motion and are awaiting the Court's ruling on the motion.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.
Part II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

The market price of the Company's common stock was highly volatile when it traded in the past. A lack of liquidity in the stock, announcements by the Company, its competitors, the industry, or other casino-related, gaming-related, economy-related, or various other announcements, can lead to wide swings in the market price of the Common Stock when it does  trade.

From November 22, 2002 until September 3, 2014, when its registration was revoked, shares of the Company's Common Stock, $.001 par value (the "Common Stock"), traded on the over-the-counter market under the symbol "DHCC." The Company subsequently filed a registration statement with the Securities and Exchange Commission and that registration became effective May 30, 2015. However, the Company also had to obtain  approval to again trade on the open market. On or about October 26, 2015, the Company's common stock began trading once again on the over-the-counter market under the symbol "DHCC." The following table sets forth the high and low closing price quotations of the Common Stock in each quarter during the periods set forth. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2015				2014
	High		Low		High		Low

First Quarter	$	*	$	*	$0.86		$0.61
Second Quarter		*		*	0.74		0.42
Third Quarter		*		*	0.75		0.36
Fourth Quarter	0.15		0.08			*		*

* The Registrant's common stock registration was revoked effective September 4, 2014.  On September 3, 2014, the common stock had a closing price of $0.46 per share. The Registrant subsequently filed a registration statement with the SEC which became effective May 30, 2015. The Company's common stock began to trade again in the fourth quarter of 2015, in or about October 2015.

On March 1, 2016, there were 878 registered holders of record of the Common Stock of the Company.

Dividends on Common Stock

We have never paid any cash dividends on our Common Stock and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We intend to retain future earnings, if any, to fund operations and promote our business strategy. Any future determination to pay cash dividends on our Common Stock will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, if any, capital requirements, and such other factors as the Board of Directors deems relevant.

Equity Compensation Plans

Plan Stock Options

On December 19, 1988, the Company adopted a stock option plan (the "Plan") for its officers and management personnel under which options could be granted to purchase up to 1,000,000 shares of the Company's common stock. Accordingly, the Company reserved 1,000,000 shares for issuance under the Plan. The option price may not be less than 100% of the market value of the shares on the date of the grant.  The options expire within ten years from the date of grant.  At December 31, 2015, no options from this plan were issued or exercised.

Non-Plan Stock Options

The Company has, from time to time, awarded non-plan stock options to its Directors, Officers and key employees. The table below summarizes the status of all non-plan options currently outstanding issued to Company Directors, Officers, former Officer and employees of the Company.

	December 31, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	3,440,000	$.44	3,440,000	$.44
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding at end of year	3,440,000	$.44	3,440,000	$.44
Options exercisable at year-end	3,440,000		3,440,000

Recent Sales of Equity Securities

None.

Repurchase of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read together with the consolidated financial statements and related notes thereto, for the year ended December 31, 2015 and 2014, attached as Exhibit 99.1 to this report.

Liquidity, Capital Resources, and Financial Results

Overview

The Company's current priority is the development of a casino resort on its Property located in Diamondhead, Mississippi. The Company's management, financial resources and assets will be devoted towards the development of this Property. There can be no assurance that the Property can be developed or, that if developed, that the project will be successful.

Liquidity

The Company has incurred continued losses over the past several years and certain conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has had no operations since it ended its gambling cruise ship operations in 2000. Since that time, the Company has concentrated its efforts on the development of its Diamondhead, Mississippi Property. The development of the Diamondhead Property is dependent on obtaining the necessary capital, through equity and/or debt financing, unilaterally, or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, staff, open, and operate a casino resort. In the past, the Company has been able to sustain itself through various short term borrowings, however, as of December 31, 2015, the Company cash on hand amounted to $15,655, while accounts payable and accrued expenses totaled $4,072,412. Therefore, in order to sustain itself, it is imperative that the Company secure a source of funds to provide further working capital.

In addition, a Line of Credit in the amount of $1,000,000 obtained in October 2008, was payable in November 2012. Also, Convertible Notes issued pursuant to two Private Placements offered in 2010, totaling $962,500 in aggregate at December 31, 2015, had become payable beginning in March 2012 and extending at various dates through June 2013. As of the date of the filing of this report, none of the aforementioned debt obligations have been satisfied and the Company is in default of the repayment terms of the notes. On August 6, 2015, three holders of promissory notes filed an Involuntary Petition in the United States Bankruptcy Court for the District of Delaware. The status of the matter is more fully described in Item 3 – Legal Proceedings.

Financial Results and Analysis

As reflected in the accompanying consolidated financial statements, the Company recorded net income applicable to common shareholders of $53,242 for the year ending December 31, 2015 and a net loss applicable to common shareholders of $3,377,375 for the year ending December 31, 2014, but expects continued losses for the foreseeable future. Material to the 2015 results was a reported decrease in the fair value of a derivative liability in the amount of $2,049,663 which benefited the 2015 results, as well as a charge in the amount of $295,222 for stock-based compensation. The net loss in 2014 included a charge for the change in fair value of the derivative liability in the amount of $1,904,233. General and administrative expenses incurred totaled $1,085,170 and $974,844 for the years ending December 31, 2015 and 2014, respectively. The table below depicts the major categories comprising those expenses:

	December 31,	December 31,
DESCRIPTION	2015	2014
Payroll and Related Taxes	$450,432	$544,409
Director Fees	90,000	71,250
Professional Fess	177,990	87,530
Annual Meeting Expenses	70,776	—
Survey, Engineering and Consulting Fees Associated with Site Approval	—	54,153
Feasibility Study and Appraisal Fees	—	15,000
Stock Transfer and Escrow Fees	14,833	14,212
Rents and Insurances	86,663	89,688
Fines and Penalties	90,246	59,348
Re-Listing Fees	14,100	—
Edgar Reporting Fees	16,362	—
Land Valuation Fee	12,500	12,500
All Other Expenses	61,268	26,754

Total General and Administrative Expenses	$1,085,170	$974,844

The decrease in payroll and related taxes in 2015 versus 2014 in the amount of $93,977 arises from the fact that the then-Chairman of the Board received nine months of compensation in 2014 (March 31, 2014 through December 31, 2014), while in 2015, the same executive received five months of compensation (January 1, 2015 through May 30, 2015) prior to his resignation effective June 8, 2015.

The amount reported as payroll includes amounts not actually paid to employees, but accrued as debt payable to employees. The Company compensated two executives in 2015, the then-Chairman of the Board of Directors of the Registrant, who also served as President and Chief Executive Officer of Casino World, Inc., a wholly-owned subsidiary of the Registrant, and the President and CEO of the Registrant, who also served as a Director, Chief Financial Officer, Treasurer and Secretary of the Registrant and held various positions in the Registrant's subsidiaries.

The Company paid gross wages of $250,000 for the year ending December 31, 2015 and gross wages of $300,000 for the year ending December 31, 2014 to the two executive employees.  The Company accrued unpaid wages of $181,575 for the year ending December 31, 2015 and unpaid wages of $ 225,000 for the year ending December 31, 2014 for the two executive employees.

Director fees increased a total of $18,750 in 2015 primarily due to the appointment of three new Directors in April of 2015, each  being credited with a portion of their 2015 fees.

Professional fees increased $90,460 in 2015 over the prior year. The increase was due to accounting, audit and review services required in connection with the preparation of the Company's registration statement filed March 31, 2015 and amendments thereto,  the preparation and review of quarterly filings with the Securities and Exchange Commission for the second and third quarter of 2015, and  legal fees associated with the cases more fully  described  in Item 3 – Legal Proceedings.

The Company also incurred one-time expenses in 2014 in the amount of $54,153 for various professional costs incurred, primarily for surveyors, consultants and engineers, in preparation of its application for gaming site approval for a fifty acre site on the Company's Diamondhead Property filed with the Mississippi Gaming Commission. The Company obtained site Approval on August 21, 2014. In addition, the Company engaged CB Richard Ellis to perform a feasibility study regarding the expected performance of a casino at a cost of $15,000. Conversely, in 2015, the Company incurred expenses which it did not incur in 2014. In 2015, the Company incurred expenses associated with its annual meeting of stockholders held on June 8, 2015 in the amount of $70,776. In 2015, the Company incurred fees totaling $14,100 to enable its stock to trade again on the over-the-counter market. The Company also incurred fees required for Edgar services in connection with the filing of its registration statement and quarterly filings with the Securities and Exchange Commission in the amount of $16,362.

All other expenses shown in the above chart increased $34,514 in 2015 over the prior year. The increase is attributable to expenses incurred in connection with an Involuntary Petition filed in the United States Bankruptcy Court for the District of Delaware including court reporter fees, depositions, transcripts and copying costs.

Interest expense incurred in 2015 totaled $361,620 of which $112,810 was interest accrued for unpaid payroll due officers and $248,810 accrued for outstanding notes, debentures and a line of credit. Interest expense incurred in 2014 totaled $306,182 of which $102,641 was interest accrued for unpaid payroll due officers and $203,541 accrued for outstanding notes, debentures and a line of credit. The increase in 2015 versus 2014 interest expense of $55,438 is primarily attributable to interest expense accruing on Tranche I Convertible Debentures for a full year and interest which began to accrue on June 28, 2015 for Tranche II Convertible Debentures.

Off-Balance Sheet Arrangements

Management Agreement

On June 19, 1993, two subsidiaries of the Company, Casino World Inc. and Mississippi Gaming Corporation, entered into a Management Agreement with Casinos Austria Maritime Corporation (CAMC). Subject to certain conditions, under the Management Agreement, CAMC would operate, on an exclusive basis, all of the Company's proposed dockside gaming casinos in the State of Mississippi, including any operation fifty percent (50%) or more of which is owned by the Company or its affiliates. Unless terminated earlier pursuant to the provisions of the Agreement, the Agreement terminates five years from the first day of actual Mississippi gaming operations and provides for the payment of an annual operational term management fee of 1.2% of all gross gaming revenues between zero and $100,000,000; plus 0.75% of gross gaming revenue between $100,000,000 and $140,000,000; plus 0.5% of gross gaming revenue above $140,000,000; plus two percent of the net gaming revenue between zero and $25,000,000; plus three percent of the net gaming revenue above twenty-five million dollars $25,000,000.  The Company believes this Agreement is no longer in effect. However, there can be no assurance that CAMC will not attempt to maintain otherwise which would lead to litigation.

There are no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources, that are material to our stockholders.

Critical Accounting Policies

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

Fair Value Measurements

The Company follows the provisions of Accounting Standards Codification ("ASC) Topic 820 "Fair Value Measurements," for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. The standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Sensitivity Analysis to Changes in Level 3 Assumptions

Significant inputs include the dates when required conditions are expected to be met under the conversion terms of the debentures, the underlying market cap due to borrowings and losses and discount for lack of marketability while in the delisted mode and reversed when the Company's stock became publicly listed again on or about October 26, 2015. In addition, use of different ranges of bond discount rates and changes in historical volatility rates would also result in a higher or lower fair value.

Current assets and current liabilities are financial instruments and management believes that their carrying amounts are reasonable estimates of their fair values due to their short term nature.

The convertible debentures and derivative liability approximate fair value based on Level 3 inputs.

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

Stock Based Compensation Expense

In determining the fair value of options and warrants granted or modified, the Company uses the Black-Scholes option-pricing model, consistent with the provisions of ASC Topic 718. Valuations are determined using the weighted-average assumptions of dividend yield, expected volatility and risk-free interest rates.

Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company uses projected volatility rates, which are based upon historical volatility rates, trended into future years. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's options.

Convertible Debentures - Derivative Financial Instruments

On March 31, 2014, the Company closed on the First Tranche of a financing agreement and issued First Tranche Collateralized Convertible Senior Debentures ("Tranche I") in the amount of $1,000,000. On December 31, 2014, the Company closed on the Second Tranche of a financing agreement and issued Second Tranche Collateralized Convertible Senior Debentures ("Tranche II") in the amount of $850,000. These Debentures contain a ratchet reset provision which requires derivative treatment.

Each of these Debentures were analyzed to determine the proper accounting treatment and valuation as set forth in ASC 820 and ASC 815 "Derivatives and Hedging." As indicated above, with the description of each Debenture issued during the year, the accounting treatment was determined.  For those debt instruments with derivative features, the embedded derivatives were bundled and valued as a single, compound, embedded derivative, bifurcated from the debt host and treated as a liability.

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

The fair value of the derivative liabilities are subject to the changes in the fair value of the Company's common stock, projected volatility, projected reset and redemption events, as well as the discount rate and estimated timing of the conditions that would allow for conversion of the Debentures. At December 31, 2014, the Company's common stock was not trading on any public market. The fair value of the common stock was estimated based on the most recent market price, adjusted due to borrowing and losses since the registration revocation date, and applying a discount for lack of marketability. At December 31, 2015, the Company's stock was trading and the closing price on that date was used. Volatility was projected at 132% and 209% based on comparable company volatilities at December 31, 2015 and 2014 respectively. The Company did not expect to redeem the Debentures and projected potential reset events from capital raising activities were not expected to occur prior to October 31, 2016. The discount rate was based on bond rates in effect based on the remaining term for each instrument and ranged from 6.45% to 7.07% for 2015. The Company had expected to complete the conditions for conversion by December 31, 2015, but did not do so. Changes in these assumptions will change the fair value of the derivative. The primary factors discussed that would have an impact on the fair value of the derivative are the fair value of the stock and the potential reset events. A higher stock price would increase the derivative value. More frequent potential reset events would also increase the derivative value. As a result, the Company's financial statements may fluctuate from year-to-year based on factors, such as the price of the Company's stock at the balance sheet date and the number of shares, if any,  converted by Debentures Holders. Consequently, the Company's financial position and results of operations may vary from year-to-year based on conditions other than our operating revenues and expenses.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure under this item is not required for smaller reporting companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements for the years ended December 31, 2015 and 2014 are attached to this report as Exhibits 99.1

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of the Chief Executive Officer/Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.

Management's Report on Internal Control Over Financial Reporting

The management, under the supervision of our Chief Executive Officer/Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

The Chief Executive Officer/Chief Financial Officer conducted an evaluation of the effectiveness of internal control over financial reporting. Based on this evaluation, the Chief Executive Officer/ Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only Management's report in this annual report.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter of the year ending December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM  9B.   OTHER INFORMATION

None.
Part III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below is information regarding the Company's Directors who were elected at an Annual Meeting of Stockholders held on June 8, 2015 and continued as members of the Board of Directors through December 31, 2015. Officers are appointed annually by the Board of Directors to hold office until an officer's successor has been duly appointed and qualified, unless an officer dies, resigns, is replaced, or is removed by the Board of Directors. Directors are elected to serve until the next Annual Meeting of Stockholders and until their successors are elected and qualified. A majority of directors constitutes a quorum of the Board of Directors for the transaction of business. The directors must be present at a meeting, in person or telephonically, to constitute a quorum. Any action required or permitted to be taken by the Board of Directors individually or collectively, may be taken without a meeting if all members of the Board of Directors consent, in writing, to the action.

Officers and
Directors	Age	Position(s)
Deborah A. Vitale	65	Director, President, Secretary, Treasurer and Chief Financial Officer
Martin Blount	53	Director
Benjamin J. Harrell	62	Director, Vice-President
Gregory A. Harrison	71	Chairman of the Board of Diamondhead Casino Corporation, Vice-President
Robert S. Crow III	60	Director
John St. Peter	73	Director
Stephanie M. Stevens Forster	40	Director

Background of Current Executive Officer and Directors

Deborah A. Vitale has served as President, Chief Executive Officer and Treasurer of the Company since February 1998, as Chief Financial Officer of the Company since September 2011, and as Chairman of the Board of the Company from March 1995 through March 31, 2014. Ms. Vitale served as Secretary of the Company from November 1994 until July 2002, and as Interim Secretary from January 11, 2012 until appointed Secretary again on January 29, 2015. As President and CEO, Ms. Vitale was responsible for all phases of the day-to-day operations of four casino ships sailing out of three Florida ports into international waters and for the management and supervision of approximately 400 casino, marine and land-based employees. She has been a Director of the Company since December 1992. On February 14, 1997, Ms. Vitale was appointed Chairman of the Board of Directors of Casino World, Inc. and Chairman of the Board of Directors of Mississippi Gaming Corporation, each a subsidiary of the Company.  On September 2, 1997, Ms. Vitale was appointed President of Casino World, Inc. and Mississippi Gaming Corporation.  On March 31, 2014, Ms. Vitale stepped down as Chairman of the Board of the Company and as President and CEO of Casino World, Inc. On June 16, 2015, Ms. Vitale was again appointed Chairman of the Board and President of Casino World, Inc. Ms. Vitale is a trial attorney by background with over thirty years of experience handling complex civil litigation. Ms. Vitale is licensed to practice law in Washington, D.C., Maryland, and Virginia. The Board believes Ms. Vitale is qualified to serve as a Director due to her experience as President and Chief Executive Officer of the Company, her management experience in operating ship-based casinos, her knowledge of and participation in all aspects of the Diamondhead Project, and her extensive legal background and experience.

Martin C. Blount has served as a Director of the Company since June 9, 2010. Since approximately 1986, Mr. Blount has been a stock broker and a registered investment banking representative. Since approximately April of 2013, Mr. Blount has also served as a licensed structured settlement agent for Galaher Settlements & Insurance Services, Inc. Mr. Blount also represents professional athletes and is a certified Major League Baseball agent. Mr. Blount is a graduate of West Virginia Wesleyan College and holds a B.A. degree in Sociology. The Board believes Mr. Blount is qualified to serve as a Director due to his prior experience as a Director of the Company and his experience in the securities and financial industry.

Benjamin J. Harrell has served as a Director of the Company since July 18, 2002. On June 16, 2015, Mr. Harrell was appointed a Vice President of the Company. Mr. Harrell was the founder and served as President and CEO of Pete Fountain Productions, Inc. from 1979 until it was acquired in 1999 by Production Group International, Inc. ("PGI"), a global event communications company, which was subsequently acquired by TBA Global Events, LLC in 2005. Mr. Harrell managed the acquiring company's business in the New Orleans area. He currently serves as Head of U.S. Operations of Kuoni Destination Management, Inc., a global event and travel company which specializes in event solutions, corporate meetings, incentive programs and sporting events. He also served as Vice President of Pete Fountain Entertainment, LLC, which until March 2003 operated one of the largest jazz clubs in New Orleans. Since 1975, Mr. Harrell has served as personal manager for the internationally noted jazz artist, Pete Fountain. Mr. Harrell handled all aspects of Mr. Fountain's career, including promotion, concerts, personal appearances and commercial endorsements. From 1985 through 2003, Mr. Harrell served as President of Crescent Sound & Light, Inc, a professional sound, lighting, video and staging company for the convention and entertainment industry. Mr. Harrell served as a Director of the New Orleans Metropolitan Convention and Visitors Bureau from 1997 through 1999. On January 15, 2004, Mr. Harrell was elected to the Board of Directors of Mississippi Gaming Corporation, a wholly owned subsidiary of the Company. The Board believes Mr. Harrell is qualified to serve as a Director due to his prior experience as a Director of the Company and his extensive knowledge of, familiarity with, and active participation in all aspects of the Diamondhead Project, including site approval.

Gregory A. Harrison, Ph.D., P.E. has served as a Director of the Company since February 20, 1998. On June 16, 2015, Dr. Harrison was appointed Chairman of the Board of the Company. Dr. Harrison was appointed Vice-President of the Company on July 18, 2002. Mr. Harrison served as Secretary of the Company from July 25, 2002 until January 2012. Dr. Harrison is a consulting forensic engineer with forty-nine years of diversified fire protection/safety/project engineering experience with NASA, DOD, NBS, NRC, ARAMCO, and Tenera, L.P. Dr. Harrison is licensed in six states and, effective August 27, 2004, became a Professional Engineer licensed to practice in the state of Mississippi. Dr. Harrison is an expert with respect to the concept of Highly Protective Risk (HPR) and HPR insurance principles and is intimately familiar with Factory Mutual Global Insurance construction requirements. Dr. Harrison has qualified as an expert witness in various courts in fifteen states. Dr. Harrison received a B.S. degree in Fire Protection Engineering from the University of Maryland, an M.S. degree in Civil Engineering from the University of Maryland, an M.S. degree in Engineering Administration from George Washington University and a Ph.D. in Safety Engineering from Kennedy-Western University. Dr. Harrison has held a top secret security clearance with the U.S. Department of Energy, the U.S. Nuclear Regulatory Commission, and the Department of Defense. Dr. Harrison has served on the Board of Directors of Data Measurement Corporation and was an Advisory Board member of United Bank and First Patriot National Bank.  The Board believes Mr. Harrison is qualified to serve as a Director due to his prior experience as a director on other Boards, due to his prior experience as a Director and Vice-President of the Company when it was an operating casino entity, and due to his background and experience in construction management, structural engineering, environmental engineering, fire protection and life safety.

Robert S. Crow, III has served as a Director of the Company since April 20, 2015.  Mr. Crow is a licensed real estate agent with extensive experience in contract negotiations involving real estate and mortgage banking, having closed on approximately five hundred homes. Mr. Crow also has experience in land development, home renovations, and real estate marketing. Since approximately 1976, Mr. Crow's sales have placed him in the top 1% of real estate agents in the United States.  Since 1991, Mr. Crow has worked as an independent contractor for RE/MAX Realty Group located in Gaithersburg, Maryland.  Mr. Crow has been involved in various City projects and several zoning related matters and has served on the Executive Committee of his neighborhood Citizen's Association. Mr. Crow has been a shareholder of the Company for over fifteen years, is intimately familiar with the Company, its history, its former operations, and the history of the Diamondhead Property, which he has inspected. The Board believes Mr. Crow is qualified to serve as a Director due to his extensive experience in contract negotiations and real estate.

John St. Peter has served as a Director of the Company since April 21, 2015.  Mr. St. Peter graduated with a BS degree in business from American University and received an MBA from Hood College. Mr. St. Peter has been retired for approximately twenty years. Prior to his retirement, Mr. St. Peter served as Senior Vice President for Planning at AVEMCO, an Insurance Holding Company, listed on the New York Stock Exchange, with an emphasis on general aviation. While with AVEMCO, Mr. St. Peter held various positions and managed a federally licensed Small Business Investment Company. Mr. St. Peter has had experience with various sized mergers and acquisitions and corporate turnarounds and divestitures, all under the umbrella of AVEMCO.  Mr. St. Peter has served on a number of Not for Profit and Charity Boards.  Mr. St. Peter has visited the Company's Diamondhead Property on multiple occasions and is familiar with the Diamondhead, Mississippi, New Orleans and surrounding geographic area. The Board believes Mr. St. Peter is qualified to serve as a Director due to his corporate and business background and experience with a publicly-traded company.

Stephanie M. Stevens Forster served as a Director of the Company from April 24, 2015 through January 13, 2016. Since approximately 2003, Ms. Stevens Forster served as a member of the Board of Directors of the IBM Southeast Employees Federal Credit Union Board, a highly regulated co-operative credit union, responsible for over $850 million in assets. Ms. Stevens Forster  served as Secretary of the Board of Directors of the Credit Union since 2007. From 2004 to 2007, Ms. Stevens served on the Credit Union's Supervisory Committee, which dealt with internal accounting oversight and the Credit Union's outside auditors. Ms. Stevens Forster has fifteen years of professional work experience in translating complex data analytics and technology into tangible user-friendly products and solutions. In 2011, Ms. Stevens Forster joined Telogis, Inc., an innovation leader in connected location intelligence located in Aliso Viejo, California and expanded their commercial insurance telematics program. From 2009 until 2011, Ms. Stevens Forster worked with LexisNexis to develop and implement the company's insurance telematics strategy. Ms. Stevens Forster previously worked as a Senior Account Executive for IVOX, as a Senior National Sales Manager for NAVTEQ, as a National Sales Manager for Experient, as a Pharmaceutical Products Sales Representative for Sanofi-Aventis, and as a Consultant for Computer Sciences Corporation.  Ms. Stevens is a 1997 graduate of Georgia State University and holds a Bachelor of Interdisciplinary Studies Degree in Entrepreneurial Leadership and Corporate Communications. Ms. Stephens Forster resigned as a Director effective January 13, 2016.

Committees of the Board of Directors

The Securities and Exchange Commission has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. One of the rules requires a company to disclose whether it has an "audit committee financial expert" serving on its audit committee. Based on its review of the criteria of an audit committee financial expert under the rule adopted by the SEC, the Board of Directors does not believe that any member of the Board of Directors would be described as an audit committee financial expert. At this time, the Board of Directors acts collectively as the Audit Committee and such efforts are coordinated by Director Martin Blount, who, by virtue of the fact that he is not an officer or employee of the Company, is considered an independent Director.

The Compensation Committee is composed of three Directors: Robert S. Crow II, John St. Peter, and Martin C. Blount. The Board of Directors has determined that all members of the Committee are independent Directors based on the general independence standards adopted by the Board.

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

The Nominating Committee is composed of three Directors: John St. Peter, Martin C. Blount and Benjamin J. Harrell. The Board of Directors has determined that Messrs. St. Peter and Blount are independent Directors based on the general independence standards adopted by the Board. Mr. Harrell does not meet the general independence standards as adopted by the Board of Directors and, therefore, serves in an ex-officio capacity.

The Committee considers and reviews, from time to time, the appropriate size and composition of the Board and anticipates future vacancies and needs of the Board. In evaluating possible nominees, the Board considers, among other things, the background, experience, education and knowledge of a candidate, his familiarity with the gaming industry and related industries, his experience with publicly-traded entities, and his integrity and judgment. The Board considers the potential contribution a candidate will bring to the backgrounds, experience, and skills of the existing Board of Directors. The Board also considers a candidate's ability to devote sufficient time and effort to his duties as a Director. After evaluation and review of candidates who meet the Board's criteria, the Committee considers its then-current needs and selects the nominees that best suit those needs.

The Board will consider candidates recommended by stockholders, provided the names of such nominees, accompanied by relevant biographical information, are properly submitted, in writing, to the Secretary of the Company. The nominees will be submitted to the Board of Directors and receive the same consideration as those nominees identified by members of the Board of Directors.

Code of Ethics

The Company adopted a Code of Ethics in 2004 that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code was attached as an exhibit in a prior year's annual report. A copy of the Code of Ethics will be made available to any shareholder, free of charge, upon written request to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's outstanding Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. These persons are required by SEC regulations to furnish the Company with copies of all such reports they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers and directors and beneficial owners of more than 10% of the Company's stock, have been complied with for the period to which this Form 10-K relates except as follows.

On September 16, 2015, the Board of Directors modified two previously awarded option grants to Director Deborah A. Vitale by extending the previous expiration dates to March 13, 2018. Ms. Vitale should have filed a Form 4 reporting the transaction by September 18, 2015, but did not report the transaction until April 4, 2016.

On September 16, 2015, the Board of Directors modified a previously awarded option grant to Director Benjamin J. Harrell by extending the previous expiration date to March 13, 2018. Mr. Harrell should have filed a Form 4 reporting the transaction by September 18, 2015, but did not report the transaction until April 4, 2016.

On September 16, 2015, the Board of Directors modified a previously awarded option grant to Director Gregory A. Harrison by extending the previous expiration date to March 13, 2018. Mr. Harrison should have filed a Form 4 reporting the transaction by September 18, 2015, but did not report the transaction until April 4, 2016. In addition, on December 31, 2015, Mr. Harrison purchased 30,000 shares of common stock of the Registrant and should have filed a Form 4 reporting the transaction by January 5, 2016, but did not report the transaction until April 4, 2016.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company compensated two executives in 2015, the then-Chairman of the Board of Directors, who also served as President and Chief Executive Officer of Casino World, Inc., a wholly-owned subsidiary of the Registrant, and the President and CEO, who also served as a Director, and Chief Financial Officer, Treasurer and Secretary of the Registrant and held various positions in the Registrant's subsidiaries. The Board of Directors monitors and approves compensation paid to executives of the Company.

Executive Compensation

Mr. Edson Arneault served as Chairman of the Board of Directors from March 31, 2014 through June 8, 2015.  Based on his past industry-specific experience and, due to the Company's limited finances, the Board of Directors determined his annual salary to be $300,000.

The Board of Directors determined Ms. Vitale's base salary to be $300,000 per annum. Ms. Vitale's base salary reflects her contribution to the Company in a myriad of corporate roles and responsibilities. The Board recognized that Ms. Vitale manages the Company's business without the benefit of any administrative staff normally associated with the management of a publicly-traded company at significant savings to the Company. Since mid-November of 2009, the Company has, from time to time, been unable to pay Ms. Vitale the salary due her because of a lack of funds. At December 31, 2015, Ms. Vitale was entitled to cash compensation of $1,266,996 for services rendered from 2010 through 2015, which has accrued and is unpaid at December 31, 2015. In addition, on October 12, 2012, the Board of Directors approved a motion to pay interest at 9% per annum on the unpaid compensation due Ms. Vitale retroactive to the outstanding amounts due beginning in 2010 through the date of actual payment. The following table sets forth the amounts due Ms. Vitale for unpaid salary for each of the years 2010 through 2014 and the interest due thereon. None of the accrued salary or interest has been paid to Ms. Vitale to date.

	TOTAL	SALARY	SALARY	INTEREST
YEAR	SALARY	PAID	ACCRUED	EARNED
2010	300,000	$161,538	$138,462	$3,221
2011	300,000	96,466	203,534	18,837
2012	300,000	None	300,000	43,462
2013	300,000	None	300,000	70,428
2014	300,000	150,000	150,000	91,739
2015	300,000	125,000	175,000	101,899
		$533,004	$1,266,996	$329,586

The following table provides information concerning the compensation of the former Chairman of the Board of Directors and the President and Chief Executive Officer. No cash compensation was paid to any other officer during 2015 and 2014.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified	(3)
					(2)	Incentive	Deferred	All
Name and		(1)		Stock	Option	Plan	Compensation	Other
Occupation	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Edson Arneault	2015	$131,575	None	None	None	None	None	None	$131,575
Former Chairman	2014	$225,000	None	None	None	None	None	$11,250	$236,250

Deborah A. Vitale	2015	$300,000	None	None	$188,394	None	None	$116,899	$605,293
President	2014	$300,000	None	None	None	None	None	$106,739	$406,739

(1)	Mr. Arneault became employed by the Company effective March 31, 2014. In 2015, Mr. Arneault was paid $125,000 of his prorated salary through his termination date, June 8, 2015, with the remaining $6,575 to be paid when Company finances permit. In 2014, Mr. Arneault was paid $150,000 of his salary with the remaining $75,000 to be paid when Company finances permit. In 2015, Ms. Vitale was paid $125,000 of her salary for 2015 with the remaining $175,000 to be paid when Company finances permit. In 2014, Ms. Vitale was paid $150,000 of her salary for 2014 with the remaining $150,000 to be paid when Company finances permit

(2)
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

Reference is hereby made to Note 3, "Summary of Significant Accounting Policies — Stock Based Compensation" in the attached consolidated financial statements, for a determination of the variables used in computing the value of option awards.

(3)
In 2014, Mr. Arneault earned a pro-rated portion of the annual Director fee of $11,250. None of the earned Director fee was paid to Mr. Arneault in 2014.

In 2015, Ms. Vitale earned an annual Director fee of $15,000. In addition, in 2015, Ms. Vitale earned interest in the amount of $101,899 on the portion of her unpaid compensation for the years 2010 through 2015. In 2014, Ms. Vitale earned an annual Director fee of $15,000. In addition, Ms. Vitale earned interest in the amount of $91,739 on her unpaid compensation for the years 2010 through 2014. None of the foregoing was paid to Ms. Vitale in 2015 or 2014.

The following tables provide a summary of the outstanding equity awards of the former Chairman of the Board and President at December 31, 2015.

SUMMARY OF OUTSANDING EQUITY AWARDS AT FISCAL YEAR END

Option Awards
Equity
Incentive
Plan
Awards
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexpired	Option	Option
	Options	Options	Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable	Options	Price	Date
Edson Arneault	None	None	None

Deborah A. Vitale	2, 000,000	None	None	$0.19	3/13/18
	750,000	None	None	$0.30	3/13/18
	75,000	None	None	$0.75	3/13/18

Stock Awards
			Equity	Incentive
			Incentive	Plan Awards
			Plan Awards	Market or
			Number of	Payout Value
	Number of	Market Value of	Unearned	of Unearned
	Shares or Units	Shares or Units	Shares, Units or	Shares, Units or
	Of Stock That	Of Stock That	Other Rights That	Other Rights That
	Have Not	Have Not	Have Not	Have Not
Name	Vested	Vested	Vested	Vested
Edson Arneault	None	None	None	None
Deborah A. Vitale	None	None	None	None

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired	Realized	Acquired	Realized
	On	On	On	On
Name	Exercise	Exercise	Vesting	Vesting

Edson Arneault	None	None	None	None
Deborah A. Vitale	None	None	None	None

The Company sponsors an employee stock ownership plan which is a tax deferred defined contribution pension plan formed in 1994. Ms. Vitale has been a plan participant since 1998. No contributions were made to Ms. Vitale's participant account for the years ending December 31, 2015 or 2014.

At December 31, 2015, Ms. Vitale was 100% vested in 447,272 share of common stock which had been contributed to the plan on her behalf in past years. No contributions were credited to Ms. Vitale's participant account for the years ending December 31, 2015 and 2014.

Directors' Compensation

Effective January 1, 2013, the directors of the Company have been compensated at a rate of $15,000 per annum. Each Director will be eligible for an annual payment in the amount of $15,000 as long as they remain a Director through December 31 of the applicable year, absent death or incapacitation. The annual payment to new directors will be prorated based upon months served in their initial year as a Director. Directors are reimbursed for certain approved expenses incurred in connection with Company business and for certain approved expenses incurred in connection with attendance at non-telephonic Board, committee, or other meetings.  Directors are from time to time, awarded non-qualified options to purchase common stock of the Company.

The table below summarizes Director Compensation for the year ended December 31, 2015.

DIRECTOR COMPENSATION

	(1)		(2)
	Earned or			Non- Equity	Deferred	(3)
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

Gregory A. Harrison	$15,000	None	$52,382	None	None	$10,903	$78,825
Benjamin Harrell	$15,000	None	$27,748	None	None	None	$42,748
Martin Blount	$15,000	None	None	None	None	None	$15,000
Robert Crow	$10,000	None	None	None	None	None	$10,000
John St. Peter	$10,000	None	None	None	None	None	$10,000
Stephanie Sevens Forster	$10,000	None	None	None	None	None	$10,000

(1)	Directors Crow, St. Peter and Forster were credited with their pro rata portion of Director fees for 2015. No Director received any cash reimbursement for Director fees earned in 2015.

(2)
In the third quarter of 2015, the Board of Directors voted to extend the expiration date of a previously-awarded option granted to Mr. Harrison to purchase 150,000 shares of common stock at $1.25 per share, from October 27, 2015 to March 13, 2018.

Also in the third quarter of 2015, the Board of Directors voted to extend the expiration date of a previously-awarded option to purchase common stock granted to Benjamin Harrell to purchase 75,000 shares of common stock at $0.75, from October 27, 2015 to March 13, 2018.

Reference is hereby made to Note 3, "Summary of Significant Accounting Policies-Stock Based Compensation" in the attached consolidated financial statements, for a determination of the variables used in computing the value of option awards.

(3)	Mr. Harrison earned $10,903 of interest accruing to his benefit for unpaid compensation for the years 2010 and 2011. None of the above interest was paid to Mr. Harrison in 2015.

Other Compensation Arrangements

Gregory A. Harrison, the current Chairman of the Board of Directors and a Vice President, was a previously a compensated employee of the Company until December 31, 2011. Mr. Harrison is still due compensation for unpaid salary of $51,140 for the year 2010 and $70,000 for the year 2011.  On October 12, 2012, the Board of Directors approved a motion to pay interest at 9% per annum on the unpaid compensation due Mr. Harrison retroactive to the outstanding amounts due beginning in 2010 through the date of actual payment.  Interest on the unpaid salary due to Mr. Harrison was $2,122 in 2010, $7,648 in 2011, $10,903 in 2012, $10,903 in 2013,  $10,903 in 2014 and $10,903 in 2015. The total accrued interest through December 31, 2015 was $53,392, none of which has been paid to Mr. Harrison to date.

The Company has an agreement with Director Blount pursuant to which he will be paid a bonus in the event of any recovery received from litigation against BP relating to the oil spill. This Director will receive ten percent of any amounts received by the Company, after deduction of attorney fees and expenses relating to the litigation.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 1, 2016, to the Company's knowledge, based on filings with the Securities & Exchange Commission by certain beneficial owners and/or information received by the Company, the beneficial ownership of the outstanding Voting Stock held by (i) each person or entity beneficially owning more than 5% of the shares of any class of Voting Stock, (ii) each director, nominee, and certain executive officers, individually, and (iii) all directors and executive officers as a group. The Common Stock and the Voting Preferred Stock vote as a single class and each share thereof is entitled to one vote per share.

BENEFICIAL OWNER	AMOUNT OF BENEFICIAL OWNERSHIP	CLASS OF STOCK	PERCENT OF CLASS	PERCENT OF VOTING (1)

Europa Cruises Corporation Employee Stock Ownership Plan Trust Deborah A. Vitale, Trustee (2) 1013 Princess Street Alexandria, Virginia 22314	2,306,825	Common	4.98%	4.79%

Deborah A. Vitale (2)(3) Director, President, Secretary, Treasurer and Chief Financial Officer Chairman, President, Secretary and Treasurer of Casino World, Inc. Chairman, President, Secretary and Treasurer of Mississippi Gaming Corporation 1013 Princess Street Alexandria, Virginia 22314	6,346,097	Common	13.70%	13.18%

Gregory Harrison (4) Chairman and Vice President 16209 Kimberly Grove Gaithersburg, Maryland 20878	1,462,554	Common	3.16%	3.04%

Benjamin J. Harrell (5) Director and Vice President 162 Hesper Avenue Metairie, Louisiana 70005	475,000	Common	1.03%	.99%

Martin Blount Director c/o 1013 Princess Street Alexandria, Virginia 22314	—

Robert S. Crow III (7) Director 5910 Coral Sea Avenue Rockville, Maryland 20851	1,184,869	Common	2.56%	2.46%

John St. Peter (7) Director 22121 Creekview Drive Gaithersburg, Maryland 20882	403,001	Common	.87%	.84%

Serco International Financial Advisory and	901,831	Common S-NR	1.95%	5.67%
Management Services Limited (9)	900,000	Preferred S-	100.00%
P.O. Box 52 A-1072 Vienna, Austria	926,000	Preferred	100.00%

Austroinvest International Limited (9)	901,831	Common S-NR	1.95%	5.67%
30, DeCastro Street,	900,000	Preferred S-	100.00%
Road Town Tortola, British Virgin Islands	926,000	Preferred	100.00%

Serco International Limited (9)	901,831	Common S-NR	1.95%	5.67%
4, George Street	900,000	Preferred S-	100.00%
Mareva House P.O. Box N-3937 Nassau, Bahamas	926,000	Preferred	100.00%

BENEFICIAL OWNER	AMOUNT OF BENEFICIAL OWNERSHIP	CLASS OF STOCK	PERCENT OF CLASS	PERCENT OF VOTING (1)

Ernst G. Walter (9)	901,831	Common S-NR	1.95%	5.67%
P.O. Box 15	900,000	Preferred S-	100.00%
1072 Vienna, Austria	926,000	Preferred	100.00%

College Health and Investment Ltd. (10) College Health and Investment LP (10) Samuel I. Burstyn, General Partner	3,215,982	Common	6.93%	6.67%
701 Brickell Avenue, 24th Fl Miami, FL 33131

All Directors & Executive Officers (8 Persons)	10,254,551	Common	21.31%	20.51%

(1)	Common Stock, Series S-NR Preferred Stock and Series S Preferred Stock have been combined for the purpose of calculating voting percentages.

(2)	The Europa Cruises Corporation Employee Stock Ownership Plan ("ESOP") was established on August 18, 1994. The Trustee of the ESOP is Deborah A. Vitale. As of December 31, 2015, a total of 2,295,450 ESOP shares had been released for allocation to participants in the ESOP and an additional 397,725 shares had been forfeited by the Trust. The participants in the ESOP are entitled to direct the Trustee as to the manner in which the Company's allocated shares are voted. The remaining 2,306,825 unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.

(3)	Includes 2,306,825 unallocated common shares of the ESOP Trust; 767,000 shares of Common Stock owned directly by Ms. Vitale; options to purchase 2,825,000 shares of Common Stock; and 447,272 shares of Common Stock, which represent shares of Common Stock held in Ms. Vitale's fully vested ESOP participant account.

(4)	Includes 1,247,279 shares of Common Stock owned directly by Mr. Harrison; options to purchase 150,000 shares of Common Stock; and a convertible Promissory Note which is convertible or exercisable into a total of 50,000 shares of common stock. Pursuant to a Private Placement dated February 14, 2014, on March 31, 2014, Mr. Harrison purchased a Collateralized Convertible Senior Debenture convertible into 166,667 shares of Common Stock. The conditions required for conversion of this Debenture into Common Stock of the Company have not yet been met. Assuming the conditions required for conversion are met in the future, Mr. Harrison's Debenture would be converted into a total of 166,667 shares of Common Stock without any action on the part of Mr. Harrison, at which time his holdings, assuming no other changes occurred, would total 1,629,221.

(5)	Includes 400,000 shares of Common Stock owned directly by Mr. Harrell and an option to purchase 75,000 shares of Common Stock.

(6)	Includes 979,869 shares of Common Stock owned directly by Mr. Crow, options to purchase 105,000 shares of Common Stock, and a convertible Promissory Note which is convertible or exercisable into a total of 100,000 shares of Common Stock.

(7)	Includes 400,501 shares of Common Stock owned directly by Mr. St. Peter and 2,500 shares of Common Stock owned by Marilyn St. Peter, his spouse.

(8)	Serco International Financial Advisory and Management Services Ltd., Austroinvest International Limited, and Serco International Limited (f/k/a Serco International Financial Advisory and Management Services, Ltd.), are affiliated entities. The Company is informed that Dr. Ernst Walter is the sole Director and President of each company. The total beneficial ownership of securities of the Company held by the foregoing includes: 901,831 shares of Common Stock owned by Serco International Financial Advisory and Management Services, Ltd.; 926,000 shares of Series S Preferred Stock owned by Austroinvest International Limited; and 900,000 shares of Series S-NR Preferred Stock owned by Serco International Limited.

(10)	Includes 1,659,868 shares of Common Stock owned by College Health & Investment LP, 506,164 shares of Common Stock owned by College Health & Investment Ltd, 200,000 shares of Common Stock owned by Alana Burstyn, 199,950 shares of Common Stock owned by Sean Burstyn, c/o Burstyn. College Health & Investment Ltd. holds a Promissory Note, issued March 25, 2010, convertible into 300,000 shares of Common Stock and Warrants to purchase 350,000 shares of Common Stock at $0.25 per share. The foregoing persons and entities appear to share a common address, 701 Brickell Avenue, Miami, FL 33131. Samuel I. Burstyn is the General Partner of College Health & Investment LP, which the General Partner maintains, is also known as College Health & Investment, Ltd. Does not include 200,000 shares of Common Stock held by Shari Jakobowitz, Custodian FBO Ava Burstyn, under the Florida Uniform Transfer Minor Act. College Health & Investment L.P. claims it assigned the Promissory Note dated March 25, 2010 to DDM Holdings, LLC. The Company does not recognize the alleged assignment.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On August 18, 1994, the Company (f/k/a Europa Cruises Corporation), established the Europa Cruises Corporation Employee Stock Ownership Plan (the "ESOP"). The ESOP, which is a qualified retirement plan under the provisions of Section 401(a) of the Internal Revenue Code and an employee stock ownership plan within the meaning of Section 4975(e)(7) of the Internal Revenue Code, was established primarily to invest in stock of the Company. All employees as of December 31, 1994, and subsequent new employees having completed 1,000 hours of service, are eligible to participate in the ESOP. The Company also established a trust called the Europa Cruises Corporation Employee Stock Ownership Plan Trust Agreement, to serve as the funding vehicle for the ESOP. Deborah A. Vitale is the sole Trustee of the Trust.

As of December 31, 2015, a total of 2,295,450 shares of Common Stock had been released for allocation to participants in the ESOP.  An additional 397,725 shares had been forfeited by the Trust. The Company made no contributions to the ESOP Plan for the years ended December 31, 2011, 2012, 2013, 2014 and 2015. The participants in the ESOP are entitled to direct the Trustee as to the manner in which the Company's allocated shares are voted. The remaining 2,306,825 unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.

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

The Company leases a furnished and equipped townhouse office from its President at 1013 Princess Street, in Alexandria, Virginia 22314, pursuant to a Landlord/Tenant Month to Month Lease. The terms of the lease, as adjusted for square footage and certain other applicable differences, were based on the terms of the last lease signed by the Company with an unrelated third party for unfurnished office space leased in Largo, Florida. The Company pays a base rent in the amount of $4,534 per month for approximately 2,473 square feet of commercial space, in addition to any and all expenses relating to the property, including property taxes, property insurance, telephone, electric, water and cable. The Company's office and all of its active files are located in this office. On April 30, 2015, Ms. Vitale served notice on the Company that she would be terminating the lease with the Company effective June 1, 2015.  However, on June 18, 2015, Ms. Vitale agreed to continue to lease the office to the Company on the same terms and conditions pursuant to the existing Landlord/Tenant Month to Month Lease.

In 2015, Ms. Vitale received payment for ten months base rent in the amount of $45,340. The remaining rent due, in the amount of $9,068, was accrued. In 2014, Ms. Vitale received $140,806 for rent due of $54,408 for the year 2014 and past rents due, but unpaid, going back to September of 2011.

Rent expense associated with this lease amounted to base rent in the amount of $54,408 and associated rental costs of $12,983 for a total of $67,391 for the year ended December 31, 2015 and base rent in the amount of $54,408 and associated rental costs of $15,940 for a total of $70,348 for the year ended December 31, 2014.

The Company has an agreement with a current Director which would give rise to payment of a fee under certain conditions. See Item 11. Executive Compensation - Other Compensation Arrangements.

The Company's policies and procedures require Board of Director approval of any related party transaction that involves an Officer or Director of the Company or any of its subsidiaries.

Director Independence

The Company has no written independence standards it follows in making the a determination as to Director independence. However, in evaluating the independence of its members, the Company's management determined that Mr. Blount, Mr. St. Peter and Mr. Crow are independent directors by virtue of the fact that they are not officers or employees of the Company.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The table below depicts the fees paid to Friedman LLP in each of the last two years:

Description of Services	2015	2014

Audit Fees…………………………………….	$116,010	$45,000
Audit-Related Fees………….……………….	25,000	-
Tax Fees……………………………………….	-	-
All Other Fees…………………………………	-	-

Total Fees Paid to Friedman LLP	$141,010	$45,000

The Board of Directors, acting collectively as the audit committee, assures that the Company complies with SEC rules to maintain auditor independence as set forth in Rule 2-01(c)(7)(i) of Regulation S-X.  The services above were approved, in advance, by the Board of Directors.

Audit-related fees are fees incurred for professional services rendered in connection with the audit of the Company's Employee Stock Ownership Plan.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Subsidiaries of the Registrant:

Mississippi Gaming Corporation (Delaware)
Casino World, Inc. (Delaware)
Europasky Corporation (Delaware)

Exhibits 31.1 and 31.2

Attached to this report is the certification of  the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Rule 13A–14 of the Securities and Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibits 32.1 and 32.2

Attached to this report is the certification of the Chief Executive Officer and the Chief Financial Officer of the Company as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Other Exhibits

(a)	3.1	Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on November 15, 1988.

(e)	3.1.1	Amendment to Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on September 4, 1992.

(e)	3.1.2	Amendment to Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on November 22, 2002.

Other Exhibits

(a)	3.2	By-laws of the Company.

(e)	3.2.1	Amendment of By-laws of the Company, dated February 16, 2015.

(e)	4.1
Certificate of Designation of Preferences, Rights, and Limitations of Series S Voting, Non-Convertible, Redeemable Preferred Stock Par value $0.01 per Share as filed with the Secretary of State of Delaware on August 5, 1993.

(e)	4.2
Certificate of Designation of Preferences, Rights, and Limitations of Series S-NR Voting, Non-Convertible, Non-Redeemable Preferred Stock Par value $0.01 per Share, as filed with the Secretary of State of Delaware on September 13, 1993.

(e)	4.3
Certificate of Designation of Preferences, Rights, and Limitations of Series S-PIK Junior, Non-Voting, Convertible, Non-Redeemable Preferred Stock Par value $0.01 per Share, as filed with the Secretary of State of Delaware on March 23, 1994.

(a)	10.1	Management Agreement between the Company and Casinos Austria Maritime Corporation dated June 19, 1993.

(b)	10.6	Term Sheet (Redacted) for $1 Million Line of Credit dated October 22, 2008.

(c)	10.7	Private Placement Memorandum dated March 1, 2010.

(c)	10.7.1	Appendix (C) to Private Placement Memorandum dated March 1, 2010 (Form of Promissory Note).

(c)	10.7.2	Appendix (D) to Private Placement Memorandum dated March 1, 2010 (Form of Warrant).

(c)	10.8	Private Placement Memorandum dated October 25, 2010.

(c)	10.8.1	Appendix (C) to Private Placement Memorandum dated October 25, 2010 (Form of Promissory Note).

(c)	10.8.2	Appendix (D) to Private Placement Memorandum dated October 25, 2010 (Form of Warrant).

(d)	10.9	Private Placement Memorandum dated February 14, 2014.

(e)	10.9.1	Offers to Amend dated December 4, 2014.

(f)	99.1	Consolidated Financial Statements of the Company for the years ended December 31, 2015 and 2014.

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Index to Exhibits

(a)	Previously filed as an Exhibit to Form 10 – Amendment 1 as filed on May 27, 2015 and incorporated by reference.

(b)	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference.

(c)	Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated by reference.

(d)	Previously filed as an exhibit to the Company's Current Report on Form 8-K filed April 4, 2014 and incorporated by reference.

(e)	Previously filed as an Exhibit to Form 10 as filed on March 31, 2015 and incorporated by reference.

(f)	Attached to this Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Diamondhead Casino Corporation
(Registrant)

Date:	April 7, 2016	/s/ Deborah A. Vitale
		By:	Deborah A. Vitale
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory A. Harrison	Chairman of the Board of Directors	April 7, 2016
Gregory A. Harrison

/s/ Deborah A. Vitale	Director	April 7, 2016
Deborah A. Vitale

/s/ Benjamin J. Harrell	Director	April 7, 2016
Benjamin J. Harrell

/s/ Martin C. Blount	Director	April 7, 2016
Martin C. Blount

/s/ Robert S. Crow III	Director	April 7, 2016
Robert S. Crow III

/s/ John St. Peter	Director	April 7, 2016
John St. Peter