Form 10-Q
period 2016-03-31
DIAMONDHEAD CASINO CORP
filed 2016-05-16
CIK 844887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
or
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

Indicate the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: Number of shares outstanding as of May 10, 2016: 36,297,576.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

i

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2016	2015
ASSETS

Current assets
Cash	$4,298	$15,655
Other current assets	3,034	498
Total current assets	7,332	16,153

Land held for development (Note 3)	5,476,097	5,476,097

Deferred financing costs (net of amortization of $65,514 at March 31, 2016 and $56,218
at December 31, 2015)	135,586	144,882
Other assets	80	80

	$5,619,095	$5,637,212

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Notes, line of credit and advances payable (Note 5) due to related parties	$100,000	$75,000
Notes, line of credit and advances payable (Note 5) other	1,905,000	1,887,500
Short term financing agreement	2,673	—
Accounts payable and accrued expenses due related parties (Note 4)	2,320,155	2,173,008
Accounts payable and accrued expenses – other (Note 4)	2,014,189	1,899,404
Total current liabilities	6,342,017	6,034,912

Debenture payable (net of unamortized discount of $47,249 at March 31, 2016 and $47,703
at December 31, 2015) (Note 6)	2,751	2,297

Convertible debentures payable (net of unamortized discount of $1,719,959 at March 31,	80,041	66,843
2016 and $1,733,157 at December 31, 2015) (Note 6)

Derivative liability (Note 6)	1,750,144	1,704,570

Total liabilities	8,174,953	7,808,622

Commitments and contingencies (Notes 2, 3, 5, 6, and 8)

Stockholders' deficiency (Note 8)
Preferred stock, $.01 par value; shares authorized 5,000,000, outstanding 2,086,000 at March 31, 2016 and December 31, 2015 (aggregate liquidation preference of $2,519,080 at March 31, 2016 and December 31,2015).	20,860	20,860
Common stock, $.001 par value; shares authorized 50,000,000, Issued: 39,052,472 at March 31, 2016 and December 31,2015, outstanding: 36,297,576 at March 31, 2016 and December 31, 2015.	39,052	39,052
Additional paid-in capital	35,757,201	35,757,201
Unearned ESOP shares	(3,439,476)	(3,439,476)
Accumulated deficit	(34,792,757)	(34,408,309)
Treasury stock, at cost, 448,071 shares at March 31, 2016 and December 31, 2015	(140,738)	(140,738)

Total stockholders' deficiency	(2,555,858)	(2,171,410)

	$5,619,095	$5,637,212

See the accompanying notes to these condensed consolidated financial statements

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
FOR THE THREE MONTHS ENDING MARCH 31,
(UNAUDITED)

	2016	2015
COSTS AND EXPENSES
Administrative and general	$174,765	$256,588
Amortization	9,296	9,296
Other	15,658	21,492
	199,719	287,376

OTHER (EXPENSE) INCOME
Amortization of debt discount	(13,652)	(17,860)
Interest expense	(100,103)	(82,980)
Change in fair value of derivative liability	(45,574)	1,353,280
	(159,329)	1,252,440

NET (LOSS) INCOME	(359,048)	965,064

PREFERRED STOCK DIVIDENDS	(25,400)	(25,400)

NET (LOSS) INCOME APPLICABLE TO
COMMON STOCKHOLDERS	$(384,448)	$939,664

Net (loss) earnings per common share, basic	$(.01)	$.03

Net (loss) earnings per common share, fully diluted	$(.01)	$.02

Weighted average number of common shares, basic	36,297,576	36,297,576

Weighted average number of common shares, fully diluted	36,297,576	44,359,076

See the accompanying notes to these condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2016	2015
OPERATING ACTIVITIES
Net (loss) income	$(359,048)	$965,064
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization	9,296	9,296
Change in fair value of derivative liability	45,574	(1,353,280)
Amortization of debt discount	13,652	17,860
Change in other assets and liabilities:
Other current assets	(2,536)	21,324
Accounts payable and accrued expenses	236,532	(39,434)
Net cash used in operating activities	(56,530)	(379,170)

FINANCING ACTIVITIES
Proceeds from interest bearing advances from related parties	25,000	-
Proceeds from other interest bearing advances	17,500	-
Proceeds from short term note	2,946	-
Payment of short term note	(273)	(5,874)
Net cash provided by (used in) financing activities	45,173	(5,874)

Net decrease in cash	(11,357)	(385,044)
Cash beginning of period	15,655	843,083
Cash end of period	$4,298	$458,039

Cash paid for interest	$32	$252

Non-Cash Financing activities:

Warrants included in deferred financing costs	$25,100	$25,100

Unpaid preferred stock dividends included
in accounts payable and accrued expenses	$482,600	$381,000

See the accompanying notes to these condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
Note 1. Organization and Business

Diamondhead Casino Corporation and Subsidiaries (the "Company") own a total of approximately 404.5 acres of unimproved land in Diamondhead, Mississippi on which the Company plans, unilaterally, or in conjunction with one or more partners, to construct a casino resort and hotel and associated amenities. The Company was originally formed to principally own, operate and promote gaming vessels offering day and evening cruises in international waters.

The Company's Common Stock was previously registered with the Securities and Exchange Commission ("SEC") and traded on the over-the-counter ("OTC") market under the symbol "DHCC". The Company's stock registration was revoked effective September 4, 2014, at which time the Company's Common Stock ceased trading in the public market. On March 31, 2015, the Company filed a registration statement on Form 10 to again register its stock with the SEC. The registration became effective May 30, 2015.  On or about October 26, 2015, the Company's Common Stock resumed trading on the OTC market under the symbol "DHCC".

Note 2. Liquidity and Going Concern

These unaudited condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no operations and generates no operating revenues. During the three months ended March 31, 2016 and 2015 the Company incurred net losses applicable to common shareholders, exclusive of the recording of change in the fair value of derivatives, of $313,474 and $413,616, respectively.

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

In the past, in order to raise capital to continue to pay on-going costs and expenses, the Company has borrowed funds, through Private Placements of convertible instruments and other means, which are more fully described in Notes 5 and 6 to these condensed consolidated financial statements. Some of these instruments are past due for payment of both principle and interest. In addition, at March 31, 2016, the Company had current liabilities totaling $6,342,017 and only $4,298 cash on hand. On August 6, 2015, certain holders of past due two year convertible promissory notes issued in conjunction with Private Placements dated March 25, 2010 and October 25, 2010, filed an involuntary petition with the United States bankruptcy Court, District of Delaware, seeking relief under Chapter 7 of the U.S. Bankruptcy Code. The current status of this petition is more fully discussed in Note 8 to the unaudited condensed consolidated financial statements.

The above conditions raise substantial doubt as to the Company's ability to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. Interim results are not necessarily indicative of results to be expected for the full year. The interim financial information should be read in conjunction with information included in the 2015 year-end financial statements attached as Exhibit 99.1 to our annual report filed on Form 10-K.

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

Reclassifications

Certain reclassifications have been made to the 2015 financial statements to conform to the consolidated 2016 financial statements presentation. These reclassifications had no effect on net earnings or cash flows as previously reported.

Land Held for Development

Land held for development is carried at cost. Costs directly related to site development, such as licenses, permitting, engineering, and other costs, are capitalized.

Land development costs, which have been capitalized, consist of the following:

Land under development	$4,934,323
Licenses	77,000
Engineering and costs associated with permitting	464,774

$5,476,097

Fair Value Measurements

The Company follows the provisions of ASC Topic 820 "Fair Value Measurements" for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. The standard discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Level 3: Unobservable input that reflects management's own assumptions.

The table listed below provides a reconciliation of the beginning and ending net balances for the derivative liability measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 and for the year ended December 31, 2015:

	March 31,	December 31,
	2015	2015

Beginning balance	$1,704,570	$3,754,233

Total decrease in unrealized appreciation
(depreciation) included in net assets	45,574	(2,049,663)

Ending balance	$1,750,144	$1,704,570

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

Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long‑lived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. No impairment existed as of March 31, 2016.

Net (Loss) Earnings per Common Share

Basic (loss)/earnings per share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding. Fully diluted earnings per share are calculated by using the weighted average number of common shares outstanding plus other potentially dilutive securities. Common shares outstanding consist of issued shares, including allocated and committed shares held by the ESOP trust, less shares held in treasury. The dilutive securities below do not include 5,055,555 potentially convertible Debentures since the requirements for possible conversion have not yet, and may never be, met.

The table below summarizes the components of potential dilutive securities at March 31, 2016 and 2015.

	March 31,	March 31,
Description	2016	2015

Convertible Preferred Stock	260,000	260,000
Options to Purchase Common Shares	3,440,000	3,440,000
Private Placement Warrants	1,111,500	2,436,500
Convertible Promissory Notes	1,925,000	1,925,000

Total	6,736,500	8,061,500

Segment Information

Operating segments are components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company currently operates solely in one segment, development of land, which relates to planned future operations.

Note 4. Accounts Payable and Accrued Expenses

The table below outlines the elements included in accounts payable and accrued expenses at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
Description
Related Parties:
Accrued payroll due officers	1,544,711	1,469,711
Accrued interest due officers	416,336	382,976
Accrued director fees	243,750	221,250
Base rents due to the President	63,224	49,622
Associated rental costs	34,826	32,141
Other	17,308	17,308

Total Related Parties	2,320,155	2,173,008

Non-Related Parties:
Accrued interest	1,061,090	994,379
Accrued dividends	482,600	457,200
Accrued fines and penalties	256,371	232,849
Other accounts payable and accrued expenses	214,128	214,976

Total Non-related Parties	2,014,189	1,899,404

Total accounts payable and accrued expenses	4,334,344	4,072,412

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

Convertible Notes and Warrants

Pursuant to a Private Placement Memorandum dated March 1, 2010, the Company offered Units consisting of a two year unsecured, convertible promissory note in the principal amount of $25,000 with interest at 12% per annum, together with a five year Warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $1.00 per share. The Promissory Note is convertible into 50,000 shares of common stock of the Company immediately upon issuance at the option of the investor. Interest on the notes was originally payable either in cash or common stock at the option of the Company. However, interest may now be required to be paid in cash. The Company ultimately accepted subscriptions totaling $450,000 from unrelated accredited investors and an additional $25,000 for one Unit purchased by a Director of the Company. In addition, one previously non-related accredited investor who subscribed to $50,000 of notes became a Director in April of 2015. The five-year Warrants issued in connection with the Units have expired.

Pursuant to an additional Private Placement Memorandum dated October 25, 2010, the Company offered Units consisting of a two year unsecured, convertible promissory note in the principal amount of $25,000, together with a five year Warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $1.00 per share. The Promissory Notes bear interest at 9% per annum and are convertible into 50,000 shares of common stock of the Company. Interest on the notes was originally payable in either cash or common stock at the option of the Company. However, interest may now be required to be paid in cash. The Company accepted subscriptions totaling $512,500 from unrelated accredited investors. On July 2, 2011, the Company redeemed a note in the principal amount of $25,000 by issuing 50,000 shares of common stock. At March 31, 2016, warrants to purchase 50,000 shares of common stock are outstanding. The remaining warrants issued in connection with this private placement have expired.

The Convertible Notes issued via the Private Placements discussed above total $962,500 and became due and payable beginning in March 2012 and extending at various dates through June 2013. As of the date of the filing of this report, all of the aforementioned debt obligations remain unpaid and in default under the repayment terms of the notes.

Interest Bearing Advances

In the first quarter of 2016, the Company solicited and received cash advances totaling $42,500 of which $25,000 came from current Directors of the Company. Proceeds from the advanced funds were earmarked for the payment of accounting and auditing fees. The advances are unsecured and carry an annual interest rate of 8%. A full year of interest will accrue in any year in which the advance remains unpaid for a portion of the year.

The table below summarizes the Company's debt arising from the above-described sources as of March 31, 2016 and December 31, 2015:
Gross Amount
Loan Facility	Owed

Line of Credit	$1,000,000

Private Placements:
March 1, 2010	475,000
October 25, 2010	487,500

Total Private Placements	962,500

Interest Bearing Advances	42,500

Total	$2,005,000

Note 6. Convertible Debentures and Derivative Liability

Pursuant to a Private Placement Memorandum dated February 14, 2014 (the "Private Placement"), the Company offered up to a maximum of $3,000,000 of Collateralized Convertible Senior Debentures to accredited or institutional investors. The Offering was conducted contingent on the deposit into Escrow of the purchase price for all of the Debentures offered in the principal amount of $3,000,000. The Debentures, once issued, bear interest at 4% per annum after 180 days, mature six years from the date of issuance, and are secured by a lien on the Company's Mississippi property. The Debentures were offered in three tranches as follows:

 (a)  $1,000,000 of First Tranche Collateralized Convertible Senior Debentures convertible into an aggregate of 3,333,333 shares of Common Stock of the Company at a conversion price of $ .30 per share (the "First Tranche Debentures");

(b)  $1,000,000 of Second Tranche Collateralized Convertible Senior Debentures, convertible into an aggregate of 2,222,222 shares of Common Stock of the Company at a conversion price of $ .45 per share (the "Second Tranche Debentures"); and

(c)  $1,000,000 of Third Tranche Collateralized Convertible Senior Debentures, convertible into either 1,818,182 shares of Common Stock or 1,333,333 shares of Common Stock of the Company, at a conversion price of $ .55 or $ .75 per share depending upon certain conditions described in the Private Placement Memorandum (the "Third Tranche Debentures").

On March 31, 2014, the First Closing occurred when subscriptions in the amount of $3,000,000 were received in Escrow and accepted by the Company. The Escrow Agent released $1,000,000 to the Company and the Company issued First Tranche Debentures in the aggregate principle amount of $1,000,000.

The Company's stock registration was revoked effective September 4, 2014. Therefore, on December 4, 2014, the Company extended offers to the investors to amend the Private Placement.  The Company offered to amend certain terms and conditions, including the conversion terms of the First Tranche Debentures, which were issued on March 31, 2014 ("Amendment I"). The Company separately offered to amend certain terms and conditions, including those relating to issuance and conversion of the Second and Third Tranche Debentures, as well as the period of time within which to perform the Third Tranche Closing Obligations, as amended ("Amendment II").

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

As previously noted, the Company's stock registration was revoked effective September 4, 2014. Therefore, the Company engaged an independent valuation expert to determine the fair value of its shares of common stock for each quarter beginning with the quarter ended September 30, 2014 through the quarter ended September 30, 2015. For periods after September 3, 2014, the fair value was estimated by adjusting the most recent market price by changes in the underlying market cap due to changes in the value of net assets and applying a discount for lack of marketability inasmuch as the stock was not trading. The stock began to trade again on or about October 26, 2015 and, therefore, the closing price of the stock was used in the valuation beginning with the quarter ending December 31, 2015. Monte Carlo models were developed to value the derivative liability within the Notes using a historical volatility rate of 147% at March 31, 2016 and 132% at December 31, 2015, and using discount bond rates based on the expected remaining term of each instrument ranging from 6.30% to 6.69% at March 31, 2016 and 6.45% to 7.07% at December 31, 2015, with conversion requirements expected to be met by June 30, 2016 for the March 31, 2016 calculation.

The estimated fair value for the derivative liability relating to each Debenture at the balance sheet dates is as follows:

	March 31, 2016	December 31, 2015

Tranche 1	$911,044	$893,731
Tranche 2	839,100	810,839

Derivative Liability	$1,750,144	$1,704,570

At the initial valuation date of each Tranche, a portion of the derivative liability was allocated to the Convertible Debentures as debt discount, with the remainder being recorded as other income/expense. At March 31, 2014, the initial valuation of First Tranche Debentures, $1,000,000, was allocated to debt discount and at December 31, 2014, the initial valuation of Second Tranche Debentures, $850,000, was allocated to debt discount. The debt discount is subsequently amortized to expense using an effective interest methodology. Amortization of debt discount amounted to $13,197 and $17,642 for Convertible Debentures and $455 and $218 for the non-convertible Debenture for the three months ended March 31, 2016 and 2015 respectively.

As discussed more fully in Note 8, on August 6, 2015, an Involuntary Petition was filed in the United States Bankruptcy Court by creditors holding convertible promissory notes issued by the Company. Under the terms of the Debentures, this filing could result in an "event of default" on the part of the Company which, if continuing, could require the Company to pay the outstanding principal amount of a Debenture plus all accrued and unpaid interest through the date the Debenture is paid in full. In addition, the interest payment on these Debentures for the calendar year 2015 in the approximate amount of $57,000 was due March 1, 2016. The Company failed to make the payment. This failure, if continuing, could represent an additional event of default under the terms of the Debenture.

Note 7.  Related Party Transactions

As of March 31, 2016, the President of the Company is owed deferred salary in the amount of $1,341,996. As of March 31, 2016, a Vice President and the current Chairman of the Board of Directors of the Company is owed deferred salary in the amount of $121,140. The Board of directors agreed to pay interest at 9% on the amounts owed the foregoing. Accrued interest under this agreement for the three months ended March 31, 2016 and 2015 amounted to $31,360 and $25,800, respectively.

Effective September 1, 2011, the Company entered into a month-to-month lease with the President and then-Chairman of the Board of Directors of the Company, for office space in a furnished and fully equipped townhouse office building owned by the President in Alexandria, Virginia. The lease calls for monthly base rent in the amount of $4,534 and payment of associated costs of insurance, real estate taxes, expenses and utilities. Rent expense associated with this lease amounted to base rent in the amount of $13,602 and associated rental costs of $3,415 for a total of $17,017 for the three months ended March 31, 2016 and base rent in the amount of $13,602 and associated rental costs of $5,665 for a total of $19,267 for the three months ended March 31, 2015. In the first quarter of 2016, the Company paid none of the base rent due for that quarter and the base rent due, in the amount of $13,602, was accrued. In the first quarter of 2015, the Company paid $18,136 for base rent.

Directors of the Company are entitled to a director's fee of $15,000 per year for their services. The Company has been unable to pay directors' fees to date. A total of $243,750 and $221,250 was due and owing to the Company's current and former directors as of March 31, 2016 and December 31, 2015, respectively. Directors have previously been compensated and may, in the future, be compensated for their services with common stock or options to purchase common stock of the Company.

Note 8.  Commitments and Contingencies

Management Agreement

On June 19, 1993, two subsidiaries of Diamondhead Casino Corporation, Casino World Inc. and Mississippi Gaming Corporation, entered into a Management Agreement with Casinos Austria Maritime Corporation ("CAMC). Subject to certain conditions, under the Management Agreement, CAMC would operate, on an exclusive basis, all of the Company's proposed dockside gaming casinos in the State of Mississippi, including any operation fifty percent (50%) or more of which is owned by the Company or its affiliates. Unless terminated earlier pursuant to the provisions of the Agreement, the Agreement terminates five years from the first day of actual Mississippi gaming operations and provides for the payment of an annual operational term management fee of 1.2% of all gross gaming revenues between zero and $100,000,000; plus 0.75% of gross gaming revenue between $100,000,000 and $140,000,000; plus 0.5% of gross gaming revenue above $140,000,000; plus two percent of the net gaming revenue between zero and $25,000,000; plus three percent of the net gaming revenue above twenty‑five million dollars $25,000,000. Management of the Company believes this Agreement is no longer in effect. However, there can be no assurance that CAMC will not attempt to maintain otherwise which would lead to litigation.

Related Parties

The Company has an agreement with a Director pursuant to which he will be paid a bonus in the event of any recovery received from certain litigation. This Director will receive ten percent of any amounts received by the Company, after deduction of attorney fees and expenses relating to the litigation.

Other

The Company's obligations under the Collateralized Convertible Senior Debentures are secured by a lien on the Company's Mississippi property (the "Investors Lien").  Liens were placed on the Property in favor of the Investors for $1,850,000. The Investors Lien is in pari passu with a lien placed on the Property in favor of the President of the Company, the Vice President of the Company, and certain directors of the Company, for past due wages, compensation, and expenses owed to them in the maximum aggregate amount of $2,000,000 (the "Executives Lien"). Ms. Vitale will serve as Lien Agent for the Executives Lien.

The Company is currently delinquent in filing those documents and forms required to be filed in connection with its Employee Stock Ownership Plan ("ESOP") for the years ended December 31, 2010, 2011, 2012, 2013 and 2014. The Company did not have the funds to pay professionals to audit its ESOP and/or prepare and file required documents and forms when due.  Although these required filings normally do not result in any tax due to an agency of the government, the Company could be subject to significant penalties for failure to file these forms when due. Penalties are assessed by both the Department of Labor and the Internal Revenue Service on a per diem basis from the original due dates for the required informational filings until the filings are actually made. The Company has accrued $23,522 and $23,768 in penalties for the three months ended March 31, 2016 and 2015, respectively, based on the current delinquent filings. In addition, the Company expects that cumulative penalties for all delinquent ESOP filings could total $207,724 through September 30, 2015. The Company intends to bring its ESOP-required filings current and when current, will attempt to enroll in a voluntary compliance program with the Department of Labor and the Internal Revenue Service with respect to any penalties or fines incurred. However, there can be no assurance the Company will be able to enroll in any such program or obtain a reduction of the fines and penalties that may be due.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Forward Looking Statements

This section should be read together with the consolidated financial statements and related notes thereto, for the year ended December 31, 2015, attached as Exhibit 99.1 to our annual report filed on Form 10-K.

This Quarterly Report on Form 10-Q contains forward-looking statements and involves risks and uncertainties that could materially affect the Company's future plans, business strategy, expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding our ability to implement our business plan and business strategy, our ability to obtain financing to sustain the Company, our ability to finance our future development and future operations, our ability to attract key personnel, and our ability to operate profitably in the future. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Any statements contained in this document that are not statements of historical fact may be deemed to be forward-looking statements. You can identify forward-looking statements as those that are not historical in nature, particularly those that use terminology such as "may", "will", "should", "expects", "anticipates", "contemplates", "estimates", "believes", "assumes", "intends", "plans", "projects", "predicts", "potential" or "continue" or the negative of these or similar terms. In evaluating these forward-looking statements, you should consider risks and uncertainties relating to various factors, including, but not limited to, financing, licensing, construction and development, competition, legal actions, federal, state, county and/or city government actions, general financing conditions, and general economic conditions.

The Company's actual results may differ significantly from results projected in the forward-looking statements. We undertake no obligation to revise or update forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements

Throughout this report references to "we", "our", "us", "Diamondhead Casino Corporation", the "Company", and similar terms refer to Diamondhead Casino Corporation and its wholly-owned subsidiaries, unless the context indicates otherwise.

Overview

The Company's current priority is the development of a casino resort on its Property located in Diamondhead, Mississippi. The Company's management, financial resources and assets will be devoted towards the development of this Property. There can be no assurance that the Property can be developed or, that if developed, that the project will be successful.

Liquidity

The Company has no operations, generates no revenues and has been dependent on various short term financings to raise sufficient cash to satisfy the expenses it incurs. The Company is concentrating its efforts on the development of its Diamondhead, Mississippi Property. The development of the Diamondhead Property is dependent on obtaining the necessary capital, through equity and/or debt financing, unilaterally, or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, staff, open, and operate a casino resort. In the past, the Company has been able to sustain itself through various short term borrowings, however, at March 31, 2016, the Company cash on hand amounted to $4,298, while current liabilities totaled $6,342,017. Therefore, in order to sustain itself, it is imperative that the Company secure a source of funds to provide further working capital.

In addition, a Line of Credit in the amount of $1,000,000 obtained in October 2008, was payable in November 2012. Also, Convertible Notes issued pursuant to two Private Placements offered in 2010, totaling $962,500 at March 31, 2016, had become payable beginning in March 2012 and extending at various dates through June 2013. As of the date of the filing of this report, none of the aforementioned debt obligations have been satisfied and the Company is in default of the repayment terms of the notes. On August 6, 2015, three holders of promissory notes filed an Involuntary Petition in the United States Bankruptcy Court for the District of Delaware. The status of the matter is more fully described in Part II, Item 1 – Legal Proceedings, of this report.

Financial Results and Analysis

During the three months ended March 31, 2016 and 2015, the Company incurred net losses, exclusive of the recording of change in the fair value of derivatives, of $313,474 and $413,616, respectively. However, the Company recorded an increase in the fair value of the derivative liability in the amount of $45,574, which increased the reported net loss applicable to common stockholders to $359,048 for the three months ended March 31, 2016. Conversely, the Company recorded a decrease in the fair value of the derivative liability in the amount of $1,353,280, which was a significant factor which benefited the reported net income applicable to common stockholders of $939,664 for the three months ended March 31, 2015. General and administrative expenses incurred totaled $174,765 and $256,588 for the three months ending March 31, 2016 and 2015, respectively. The table below depicts the major categories comprising these expenses:

	March 31,	March 31,
DESCRIPTION	2016	2015
Payroll and Related Taxes	$75,000	$154,596
Director Fees	22,500	18,750
Professional Services	20,150	9,100
Annual Meeting Expenses	-	14,797
Stock Transfer and Escrow Fees	1,875	2,711
Rents and Insurances	17,904	22,947
Fines and Penalties	23,522	23,768
All Other Expenses	13,814	9,919

Total General and Administrative Expenses	$174,765	$256,588

The decrease in payroll and related taxes for the three months ended March 31, 2016 versus 2015 in the amount of $79,596 was the result of the resignation of the former Chairman, effective June 8, 2015. Director fees increased $3,750  due to the addition of Directors.

Interest expense incurred totaled $100,103 and $82,980 for the three months ended March 31, 2016 and 2015, respectively, an increase of $17,123. The increase is primarily attributable to the impact of accrued interest on the Second Tranche Debentures which, under the terms of these Debentures, began accruing interest on June 29, 2015, coupled with interest expense associated with the interest bearing advances borrowed in the first quarter of 2016 which accrue a full year of interest at their inception.

Off-Balance Sheet Arrangements

Management Agreement

On June 19, 1993, two subsidiaries of the Company, Casino World Inc. and Mississippi Gaming Corporation, entered into a Management Agreement with Casinos Austria Maritime Corporation ("CAMC").  Subject to certain conditions, under the Management Agreement, CAMC would operate, on an exclusive basis, all of the Company's proposed dockside gaming casinos in the State of Mississippi, including any operation fifty percent (50%) or more of which is owned by the Company or its affiliates. Unless terminated earlier pursuant to the provisions of the Agreement, the Agreement terminates five years from the first day of actual Mississippi gaming operations and provides for the payment of an annual operational term management fee of 1.2% of all gross gaming revenues between zero and $100,000,000; plus 0.75% of gross gaming revenue between $100,000,000 and $140,000,000; plus 0.5% of gross gaming revenue above $140,000,000; plus two percent of the net gaming revenue between zero and $25,000,000; plus three percent of the net gaming revenue above twenty-five million dollars $25,000,000.  The Company believes this Agreement is no longer in effect. However, there can be no assurance that CAMC will not attempt to maintain otherwise which would lead to litigation.

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

Fair Value Measurements

The Company follows the provisions of ASC Topic 820 "Fair Value Measurements" for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. The standard discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Level 3: Unobservable input that reflects management's own assumptions.

The table listed below provides a reconciliation of the beginning and ending net balances for the derivative liability measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 and for the year ended December 31, 2015:

	March 31,	December 31,
	2015	2015

Beginning balance	$1,704,570	$3,754,233

Total decrease in unrealized appreciation
(depreciation) included in net assets	45,574	(2,049,663)

Ending balance	$1,750,144	$1,704,570

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

Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long‑lived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. No impairment existed as of March 31, 2016.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company currently is not subject to any trading or non-trading market risk-sensitive instruments. The note payable and the long-term debt listed on the Company's balance sheet are at fixed interest rates and, therefore, are not market risk-sensitive.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer, who also serves as Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2016 that are expected to materially affect, or are  reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

The Company is in arrears on the payment of dividends due on its three series of preferred stock currently issued and outstanding. The Company has not paid dividends due in the first three months of 2016 in the amount of i) $7,500 on its Series S preferred stock; ii) $7,500 on its Series S-NR preferred stock; and iii) $10,400 on its Series S-PIK preferred stock. The table below summarizes total preferred stock dividends in arrears at March 31, 2016:

Total Amount
Description	In Arrears

Series S	$142,500
Series S-NR	142,500
Series S-PIK	197,600

Total In Arrears	$482,600

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits 31.1 and 31.2

Attached to this report is the certification of the Chief Executive Officer/Chief Financial Officer of the Company pursuant to Rule 13a-14 and Rule15d-14.

Exhibits 32.1 and 32.2

Attached to this report is the certification of  the Chief Executive Officer/Chief Financial Officer of the Company as required by 18 U.S.C. Section 1350.

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

DIAMONDHEAD CASINO CORPORATION

DATE: May 16, 2016	/s/	Deborah A. Vitale
	By:	Deborah A. Vitale
Chief Executive Officer