Form 10-Q
period 2016-06-30
DIAMONDHEAD CASINO CORP
filed 2016-08-15
CIK 844887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
or
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

Indicate the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: Number of shares outstanding as of August 10, 2016: 36,297,576.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	June 30,	December 31,
	2016	2015
ASSETS

Current assets
Cash	$54,706	$15,655
Other current assets	2,151	498
Total current assets	56,857	16,153

Land held for development (Note 3)	5,476,097	5,476,097

Deferred financing costs (net of amortization of $74,913 at June 30, 2016 and $56,218
at December 31, 2015)	126,187	144,882
Other assets	80	80

	$5,659,221	$5,637,212

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Notes, line of credit and advances payable (Note 5) due to related parties	$100,000	$75,000
Notes, line of credit and advances payable (Note 5) other	1,910,000	1,887,500
Short term financing agreement	1,501	—
Accounts payable and accrued expenses due related parties (Note 4)	2,469,287	2,204,545
Accounts payable and accrued expenses – other (Note 4)	1,829,449	1,867,867
Total current liabilities	6,310,237	6,034,912

Debenture payable (net of unamortized discount of $46,704 at June 30, 2016 and $47,703
at December 31, 2015) (Note 6)	3,296	2,297

Convertible debentures payable (net of unamortized discount of $1,704,156 at June 30,	95,844	66,843
2016 and $1,733,157 at December 31, 2015) (Note 6)

Derivative liability (Note 6)	1,894,670	1,704,570

Total liabilities	8,304,047	7,808,622

Commitments and contingencies (Notes 2, 3,5,6 and 8)

Stockholders' deficiency (Note 8)
Preferred stock, $.01 par value; shares authorized 5,000,000, outstanding 2,086,000 at June 30, 2016 and December 31, 2015 (aggregate liquidation preference of $2,519,080 at June 30, 2016 and December 31,2015).	20,860	20,860
Common stock, $.001 par value; shares authorized 50,000,000, issued: 39,052,472 at June 30, 2016 and December 31, 2015, outstanding: 36,297,576 at June 30, 2016 and December 31, 2015.	39,052	39,052
Additional paid-in capital	35,757,201	35,757,201
Unearned ESOP shares	(3,439,476)	(3,439,476)
Accumulated deficit	(34,881,725)	(34,408,309)
Treasury stock, at cost, 448,071 shares at June 30, 2016 and December 31, 2015	(140,738)	(140,738)

Total stockholders' deficiency	(2,644,826)	(2,171,410)

	$5,659,221	$5,637,212

See the accompanying notes to these unaudited condensed consolidated financial statements

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF LOSS
FOR THE THREE MONTHS ENDED JUNE 30,
(UNAUDITED)

	2016	2015
COSTS AND EXPENSES
Administrative and general	$166,021	$367,969
Amortization	9,399	9,399
Other	17,447	15,667
	192,867	393,035

OTHER INCOME (EXPENSE)
Amortization of debt discount	(16,348)	(7,920)
Net proceeds from litigation settlement	150,000	-
Reversal of previously accrued DOL penalties	240,050	-
Interest expense	(99,877)	(86,105)
Change in fair value of derivative liability	(144,526)	(477,308)
	129,299	(571,333)

NET LOSS	(63,568)	(964,368)

PREFERRED STOCK DIVIDENDS	(25,400)	(25,400)

NET LOSS APPLICABLE TO
COMMON STOCKHOLDERS	$(88,968)	$(989,768)

Net loss per common share, basic	$(.002)	$(.027)

Weighted average number of common shares, basic	36,297,576	36,297,576

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
FOR THE SIX MONTHS ENDED JUNE 30,
(UNAUDITED)

	2016	2015
COSTS AND EXPENSES
Administrative and general	$340,786	$624,557
Amortization	18,695	18,695
Other	33,105	37,159

	392,586	680,411

OTHER (EXPENSE) INCOME
Amortization of debt discount	(30,000)	(25,780)
Net proceeds form litigation settlement	150,000	-
Reversal of previously accrued DOL penalties	240,050	-
Interest expense	(199,980)	(169,085)
Change in fair value of derivative liability	(190,100)	875,972
	(30,030)	681,107

NET (LOSS) INCOME	(422,616)	696

PREFERRED STOCK DIVIDENDS	(50,800)	(50,800)

NET LOSS APPLICABLE TO
COMMON STOCKHOLDERS	$(473,416)	$(50,104)

Net loss per common share, basic and fully diluted	$(.013)	$(.001)

Weighted average number of common shares, basic
and fully diluted	36,297,576	36,297,576

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(UNAUDITED)

	2016	2015
OPERATING ACTIVITIES
Net (loss) income	$(422,616)	$696
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization	18,695	18,695
Change in fair value of derivative liability	190,100	(875,972)
Amortization of debt discount	30,000	25,780
Change in other assets and liabilities:
Other current assets	(1,653)	12,811
Accounts payable and accrued expenses	175,524	148,486
Net cash used in operating activities	(9,950)	(669,504)

FINANCING ACTIVITIES
Proceeds from interest bearing advances from related parties	25,000	-
Proceeds from non-interest bearing advances from related parties	15,000	-
Proceeds from other interest bearing advances	22,500	-
Proceeds from Short Term Note	2,946	-
Payment of non-interest bearing advances from related parties	(15,000)
Payment of Short Term Note	(1,445)	(10,356)
Net cash provided by (used in) financing activities	49,001	(10,356)

Net increase (decrease) in cash	39,051	(679,860)
Cash beginning of period	15,655	843,083
Cash end of period	$54,706	$163,223

Cash paid for interest	$80	$10,775

Non-Cash Financing activities:

Warrants included in deferred financing costs	$25,100	$25,100

Unpaid preferred stock dividends included
in accounts payable and accrued expenses	$508,000	$406,400

See the accompanying notes to these unaudited condensed consolidated financial statements.

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

Note 2. Liquidity and Going Concern

These unaudited condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no operations and generates no operating revenues. During the six months ended June 30, 2016 and 2015 the Company incurred net losses applicable to common shareholders, exclusive of the recording of change in the fair value of derivatives, of $283,316 and $926,076, respectively.

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

In the past, in order to raise capital to continue to pay on-going costs and expenses, the Company has borrowed funds, through Private Placements of convertible instruments and other means, which are more fully described in Notes 5 and 6 to these condensed consolidated financial statements. Some of these instruments are past due for payment of both principal and interest. In addition, at June 30, 2016, the Company had current liabilities totaling $6,310,237 and only $54,706 cash on hand.

The above conditions raise substantial doubt as to the Company's ability to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission ("SEC").  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the six months ended June 30, 2016 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2015, attached as Exhibit 99.1 to our annual report on Form 10-K.

Principles of Consolidation

The consolidated financial statements include the accounts of Diamondhead Casino Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 2015 financial statements to conform to the condensed consolidated 2016 financial statement presentation. These reclassifications had no effect on net earnings or cash flows as previously reported.

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

The table listed below provides a reconciliation of the beginning and ending net balances for the derivative liability measured at fair value using significant unobservable inputs (Level 3) at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015

Beginning balance	$1,704,570	$3,754,233

Total decrease in unrealized appreciation
(depreciation) included in net assets	190,100	(2,049,663)

Ending balance	$1,894,670	$1,704,570

Sensitivity Analysis to Changes in Level 3 Assumptions

Significant inputs include the dates when required conditions are expected to be met under the conversion terms of the debentures, the underlying market cap due to borrowings and losses and discount for lack of marketability while the stock was delisted and reversed when the Company's stock became publicly listed again on or about October 26, 2015. In addition, use of different ranges of bond discount rates and changes in historical volatility rates would also result in a higher or lower fair value.

Current assets and current liabilities are financial instruments and management believes that their carrying amounts are reasonable estimates of their fair values due to their short term nature.

The convertible debentures and derivative liability approximate fair value based on Level 3 inputs, as further discussed in Note 6.

Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long‑lived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. No impairment existed as of June 30, 2016.

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

The table below summarizes the components of potential dilutive securities at June 30, 2016 and 2015.

	June 30,	June 30,
Description	2016	2015

Convertible Preferred Stock	260,000	260,000
Options to Purchase Common Shares	3,440,000	3,440,000
Private Placement Warrants	1,061,500	2,086,500
Convertible Promissory Notes	1,925,000	1,925,000

Total	6,686,500	7,711,500

Note 4. Accounts Payable and Accrued Expenses

The table below outlines the elements included in accounts payable and accrued expenses at June 30, 2016 and December 31, 2015:
	June 30,	December 31,
	2016	2015
Description
Related Parties:
Accrued payroll due officers	1,619,711	1,469,711
Accrued interest due officers and directors	485,728	414,513
Accrued director fees	266,250	221,250
Base rents due to the President	54,156	49,622
Associated rental costs	26,134	32,141
Other	17,308	17,308

Total Related Parties	2,469,287	2,204,545

Non-Related Parties:
Accrued interest	1,091,527	962,842
Accrued dividends	508,000	457,200
Accrued fines and penalties	13,231	232,849
Other accounts payable and accrued expenses	216,691	214,976

Total Non-related Parties	1,829,449	1,867,867

Total accounts payable and accrued expenses	4,298,736	4,072,412

Note 5.  Notes Payable

Line of Credit

On October 23, 2008, the Company entered into an agreement with an unrelated third party for an unsecured Line of Credit up to a maximum of $1,000,000. The Line of Credit provided for funds to be drawn as needed and carries an interest rate on amounts borrowed of 9% per annum originally payable quarterly based on the pro rata number of days outstanding. All funds originally advanced under the facility were due and payable by November 1, 2012. As an inducement to provide the facility, the lender was awarded an immediate option to purchase 50,000 shares of common stock of the Company at $1.75 per share. In addition, the lender received an option to purchase a maximum of 250,000 additional shares of common stock of the Company at $1.75 per share. The options expire following repayment in full by the Company of the amount borrowed. At June 30, 2016, the principal and accrued interest due on the obligation remain unpaid.

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

Pursuant to an additional Private Placement Memorandum dated October 25, 2010, the Company offered Units consisting of a two year unsecured, convertible promissory note in the principal amount of $25,000, together with a five year Warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $1.00 per share. The Promissory Notes bear interest at 9% per annum and are convertible into 50,000 shares of common stock of the Company immediately upon issuance at the option of the investor. The five-year Warrants issued in connection with the Units have expired.

The Convertible Notes issued via the Private Placements discussed above total $962,500 and became due and payable beginning in March 2012 and extending at various dates through June 2013. As of the date of the filing of this report, all of the aforementioned debt obligations remain unpaid and in default under the repayment terms of the notes.

Interest Bearing Advances

In the first six months of 2016, the Company received cash advances totaling $47,500 of which $25,000 came from the Chairman of the Board of Directors and two current Directors of the Company. Proceeds from the advanced funds were earmarked for the payment of accounting and auditing fees and other expenses required to file the Company's Form 10-Q. The advances, when made, were unsecured and carried an annual interest rate of 8%. A full year of interest will accrue in any year in which the advance remains unpaid for any portion of the year. The Company now intends to secure the $47,500, as well as interest payable thereon, with a lien on the Company's Mississippi property.

The table below summarizes the Company's debt arising from the above-described sources as of June 30, 2016 and December 31, 2015:

		June 30, 2016			Dec. 31, 2015
	Gross Amount	Amount Due	Amount Due	Gross Amount	Amount Due	Amount Due
Loan Facility	Owed	Related Parties	Others	Owed	Related Parties	Others

Line of Credit	$1,000,000	$-	$1,000,000	$1,000,000	$-	$1,000,000

Private Placements:
March 1, 2010	475,000	75,000	400,000	475,000	75,000	400,000
October 25, 2010	487,500	-	487,500	487,500	-	487,500

Total Private Placements	962,500	75,000	887,500	962,500	75,000	887,500

Interest Bearing Advances	47,500	25,000	22,500	-	-	-

Total	$2,010,000	$100,000	$1,910,000	$1,962,500	$75,000	$1,887,500

Note 6. Convertible Debentures and Derivative Liability

Pursuant to a Private Placement Memorandum dated February 14, 2014 (the "Private Placement"), the Company offered up to a maximum of $3,000,000 of Collateralized Convertible Senior Debentures in three tranches of $1,000,000 each, to accredited or institutional investors. The Offering was conducted contingent on the deposit into Escrow of the purchase price for all of the Debentures offered in the principal amount of $3,000,000. The Debentures, once issued, bear interest at 4% per annum after 180 days, mature six years from the date of issuance, and are secured by a lien on the Company's Mississippi property. On March 31, 2014, the First Closing occurred when subscriptions in the amount of $3,000,000 were received in Escrow and accepted by the Company. The Escrow Agent released $1,000,000 to the Company and the Company issued First Tranche Debentures in the aggregate principle amount of $1,000,000.

On December 31, 2014, investors who had purchased $950,000 of First Tranche Debentures consented to  Amendment I to the Private Placement, which amended certain terms and conditions, including the conversion terms of the First Tranche Debentures. The remaining First Tranche Debenture in the amount of $50,000 remains as originally issued with no conversion rights. Thus, the First Tranche Debentures can be converted into a total of 3,166,666 shares of common stock.

On December 31, 2014, the Second Closing occurred when investors representing $850,000 of Second Tranche Debentures consented to Amendment II to the Private Placement, which amended certain terms and conditions, including those relating to issuance and conversion of the Second and Third Tranche Debentures, as well as the period of time within which to perform the Third Tranche Closing Obligations, as amended.  The Escrow Agent released $850,000 to the Company and the Company issued Second Tranche Debentures in the aggregate principle amount of $850,000. Thus, the Second Tranche Debentures can be converted into a total of 1,888,889 shares of common stock. The Escrow Agent refunded $300,000 to those investors who did not consent to Amendment II.

The Company did not meet the closing obligations for the Third Tranche Debentures as of June 30, 2015, as was required, pursuant to the terms of the Private Placement, as amended. Therefore, the remaining $850,000 being held in escrow for the purchase of the Third Tranche Debentures was returned to the investors in July 2015.

The Company's stock was not trading from approximately September 4, 2014, when its stock registration was revoked, through approximately October 26, 2015, when its' stock began to trade again. The Company engaged an independent valuation expert to determine the fair value of its shares of common stock for each quarter beginning with the quarter ended September 30, 2014. For periods from September 30, 2014 through September 30, 2015, the fair value of the common stock was estimated by adjusting the most recent market price by changes in the underlying market cap due to changes in the value of net assets and applying a discount for lack of marketability inasmuch as the stock was not trading. After the stock began to trade again on or about October 26, 2015, the closing price of the stock was used in the valuation beginning with the quarter ending December 31, 2015 through this most recent valuation at June 30, 2016. Monte Carlo models were developed  to value the derivative liability within the Notes using a historical volatility rate of 168% at June 30, 2016 and 132% at December 31, 2015, and using discount bond rates based on the expected remaining term of each instrument ranging from 5.62% to 6.33% at June 30, 2016 and 6.45% to 7.07% at December 31, 2015. In addition, the valuation assumed that conversion requirements for Tranche 1 Debentures, exclusive of price, were met at June 30, 2016, while conversion requirements for Tranche 2 Debentures were expected to be met by December 31, 2016 for the June 30, 2016 calculation.

The estimated fair value for the derivative liability relating to each Debenture at the balance sheet dates is as follows:

	June 30, 2016	December 31, 2015

Tranche 1	$959,188	$893,731
Tranche 2	935,482	810,839

Derivative Liability	$1,894,670	$1,704,570

At the initial valuation date of each Tranche, a portion of the derivative liability was allocated to the Convertible Debentures as debt discount, with the remainder being recorded as other income/expense. At March 31, 2014, the initial valuation of the First Tranche Debentures, $1,000,000 was allocated to debt discount and, at December 31, 2014, the initial valuation of the Second Tranche Debentures, $850,000 was allocated to debt discount. The debt discount is subsequently amortized to expense using an effective interest methodology. Amortization of debt discount amounted to $29,001 and $25,299 for Convertible Debentures and $999 and $481 for the non-convertible Debenture for the six months ended June 30, 2016 and 2015, respectively.

The interest payment on these Debentures for the calendar year 2015 in the approximate amount of $57,000 was due March 1, 2016. The Company failed to make the payment. This failure, if continuing, could represent an event of default under the terms of the Debenture.

Note 7.  Related Party Transactions

As of June 30, 2016, the President of the Company is owed deferred salary in the amount of $1,416,996. As of June 30, 2016, a Vice President and the current Chairman of the Board of Directors of the Company is owed deferred salary in the amount of $121,140. The Board of directors agreed to pay interest at 9% on the foregoing amounts owed. Accrued interest under this agreement for the six months ended June 30, 2016 and 2015 amounted to $64,751 and $54,142, respectively.

Effective September 1, 2011, the Company entered into a month-to-month lease with the President and then-Chairman of the Board of Directors of the Company, for office space in a furnished and fully equipped townhouse office building owned by the President in Alexandria, Virginia. The lease calls for monthly base rent in the amount of $4,534 and payment of associated costs of insurance, real estate taxes, utilities and other expenses. Rent expense associated with this lease amounted to base rent in the amount of $27,204 and associated rental costs of $5,953 for a total of $33,157 for the six months ended June 30, 2016 and base rent in the amount of $27,204 and associated rental costs of $7,083 for a total of $34,287 for the six months ended June 30, 2015. In the first six months of 2016, the Company paid $22,670 of the base rent due for that period. In the first six months of 2015, the Company paid $27,204 for base rent. In addition, during the first six months of 2016, the Company reimbursed the President for associated rental costs totaling $7,744 which had been paid personally by the President in prior periods. At June 30, 2016 and 2015, amounts owing for base rent and associated rental costs totaled $80,290 and $67,608, respectfully.

Directors of the Company are entitled to a director's fee of $15,000 per year for their services. The Company has been unable to pay directors' fees to date. A total of $266,250 and $221,250 was due and owing to the Company's current and former directors as of June 30, 2016 and December 31, 2015, respectively. Directors have previously been compensated and may, in the future, be compensated for their services with cash, common stock, or options to purchase common stock of the Company.

In June of 2016, the Company paid a Director $15,000 in connection with his efforts associated with certain litigation which resulted in the Company collecting net settlement proceeds of $150,000 in the second quarter of 2016.

In the second quarter of 2016, the Chairman of the Board of Directors and the President advanced funds to the Company totaling $15,000 with no interest, contingent upon an assignment of $15,000 from the above-referenced settlement proceeds.   These advances were repaid to them in the second quarter of 2016.

Note 8.  Commitments and Contingencies

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

College Health & Investment, L.P. v. Diamondhead Casino Corporation (In the Court of Chancery of the State of Delaware (C.A. No. 10663-CB)

On February 13, 2015, the plaintiff, a beneficial owner of in excess of 5% of the common stock of the Company, filed a Verified Complaint Pursuant to 8 Del.C.Sec.211(c), with a Verification signed by the plaintiff's General Partner, Samuel I. Burstyn, seeking an order compelling the Company to hold an annual meeting. The Company agreed to entry of an Order setting  a new date for an annual meeting of June 8, 2015, a Record Date of April 24, 2015, and to clarify that there is no advance notice requirement for the submission of stockholder proposals at the Company's annual stockholders' meetings. The plaintiff sought costs and expenses, including attorneys' fees. On or about July 7, 2015, the Plaintiff filed a Motion for an Award of Attorneys' Fees and Reimbursement of Expenses in the total amount of $150,000 for both this case and the following case.  The Company filed an opposition to this motion. On August 18, 2015, the Company filed a Suggestion of Bankruptcy and Automatic Stay. The matter has been stayed due to the below-referenced bankruptcy action (Case No. 15-11647).

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

In re Diamondhead Casino Corporation (United States Bankruptcy Court)(District of Delaware)(Case No. 15-11647-LSS)

On August 6, 2015, an Involuntary Petition was filed in the United States Bankruptcy Court by three promissory note holders under title 11, United States Code, requesting an order for relief under chapter 7 of the Bankruptcy Code. The three creditors listed combined claims of $150,000 in principal, plus interest due on certain promissory notes. On August 28, 2015, the Company filed a Motion to Dismiss the Involuntary Petition or, in the Alternative, to Convert the Case to Chapter 11 (the "Motion to Dismiss"). The Company maintains that the Petition was filed in bad faith by supporters of the dissident slate which lost the proxy contest that was decided by the stockholders on June 8, 2015 and that it was filed in retaliation for the Company's refusal, following the stockholders' vote, to place several of the losing dissident's nominees on the Board of Directors. On September 11, 15 and 17, 2015, three additional promissory note holders filed Joinders to the Involuntary Petition listing additional combined claims of $237,500 plus interest. The Company does not recognize one of the joining petitioners as a bona fide creditor of the Company.  On September 17, 2015, the six Petitioners, who are represented by the same attorneys, filed an Objection to the Company's Motion to Dismiss. On September 18, 2015, the six Petitioners filed an Emergency Motion for Entry of an Order Directing the Appointment of (I) an Interim Chapter 7 Trustee, or (II) alternatively, a Chapter 11 Trustee Should the Involuntary Case be converted (the "Emergency Motion").  The Court held an evidentiary hearing on the Emergency Motion in October 2015. On November 13, 2015, the Court denied the Petitioners' Emergency Motion as it relates to the request for an interim Chapter 7 trustee. On January 15, 2016, the Court held an evidentiary hearing on the Company's Motion to Dismiss the Involuntary Petitions. The parties filed briefs in support of and in opposition to the motion.

On June 7, 2016, the Court entered an Order granting the Company's Motion to Dismiss. In its accompanying Opinion, the Court found, in part, that based on the totality of the circumstances, the Creditors' primary concern in filing the involuntary petition was to effect a change in management to benefit their investments as stockholders, which was not a proper purpose for filing an involuntary bankruptcy petition. On June 30, 2016, the Company filed a Motion for an Award of Fees and Expenses and Punitive Damages.  On August 11, 2016, the Petitioning Creditors filed an Opposition to the Company's Motion for an Award of Fees and Expenses and Punitive Damages. A hearing on the Company's Motion is scheduled for August 18, 2016.

Litigation Settlement

In the second quarter of 2016, the Company and its wholly-owned subsidiary, Mississippi Gaming Corporation, entered into confidential settlement agreements with an unrelated third party for aggregate gross proceeds in the total amount of $225,000. The attorneys' fees amounted to one-third of the gross amount of the recovery, or $75,000, and the Company recorded net income in the amount of $150,000. The attorneys waived all expenses incurred in connection with the litigation. In June of 2016, the Company paid a Director, who was not an officer of the Company, $15,000 from these net proceeds for his efforts associated with the litigation.

Reversal of Previously Accrued Department of Labor Penalties

On June 2, 2016, the Company electronically filed annual reports with the Department of Labor ("DOL") required to be filed by its Employee Stock Ownership Plan ("ESOP") for the years ending December 31, 2010, 2011, 2012, 2013 and 2014. Each of the annual reports filed was delinquent. The Company filed its Annual Reports pursuant to the Delinquent Filer Voluntary Compliance Program ("DFVCP"). The Program allows Plans that have not previously been notified by the DOL of a failure to file a timely annual report, to voluntarily file their delinquent reports and pay a significantly reduced penalty than would have otherwise been assessed had the Company been unable to take advantage of the Program. The Company electronically paid penalties prescribed under the Program with its filings in the amount of $4,000.

In prior reporting periods, the Company accrued significant amounts in anticipation of potential penalties that could have been assessed by the Department of Labor for failure to file the ESOP's annual reports. The Company believes it has now complied with the DFVCP by filing its delinquent reports and paying the prescribed penalty due under the Program. Therefore, the Company reversed the existing accrual of anticipated penalties and recorded income in the amount of $240,050 in the second quarter of 2016.

Note 9.   Subsequent Event

In third quarter of 2016, the Chairman of the Board of Directors loaned $75,000 to a wholly owned subsidiary of the Company, Mississippi Gaming Corporation. The proceeds of the loan were earmarked for payment of real estate taxes due on the Diamondhead, Mississippi property for the year ended 2015, which were delinquent. The loan may be expanded with additional funds up to $100,000 and will carry an interest rate of 14% per annum. The loan and interest due thereon will be secured by a lien on the Diamondhead, Mississippi property.

The Company also intends to secure previous advances totaling $47,500 and interest due thereon (as discussed in Note 5 above), with a lien on the Company's Mississippi property.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND FINANCIAL RESULTS

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

Liquidity

The Company has no operations, generates no revenues and has been dependent on various short term financings to raise sufficient cash to satisfy the expenses it incurs. The Company is concentrating its efforts on the development of its Diamondhead, Mississippi Property. The development of the Diamondhead property is dependent on obtaining the necessary capital, through equity and/or debt financing, unilaterally, or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, staff, open, and operate a casino resort. In the past, the Company has been able to sustain itself through various short term borrowing, however, at June 30, 2016, the Company's cash on hand amounted to $54,706, while current liabilities totaled $6,310,237. Therefore, in order to sustain itself, it is imperative that the Company secure a source of funds to provide further working capital. There can be no assurance the Company will be able to obtain such funding.

In addition, a line of credit in the amount of $1,000,000 obtained in October 2008, was payable in November 2012. Also, convertible notes issued pursuant to two Private Placements offered in 2010, totaling $962,500 at June 30, 2016, had become payable beginning in March 2012 and extending at various dates through June 2013. As of the date of the filing of this report, none of the aforementioned debt obligations have been satisfied and the Company is in default of the repayment terms of the notes. In addition, payment of accrued interest due on the Tranche 1 and Tranche 2 Debentures issued in 2014, in the approximate amount of $57,000, was due to be paid on March 1, 2015 and remains outstanding.

Financial Results and Analysis

During the six months ended June 30, 2016 and 2015, the Company incurred net losses, exclusive of the recording of change in the fair value of derivatives, of $283,316 and $926,076, respectively. However, the Company recorded an increase in the fair value of the derivative liability in the amount of $190,100 which increased the net loss applicable to common stockholders to $473,416 for the six months ended June 30, 2016. Conversely, the Company recorded a decrease in the fair value of the derivative liability in the amount of $875,972 which benefited results and the Company reported a net loss applicable to common stockholders of $50,104 for the six months ended June 30, 2015. Administrative and general expenses incurred totaled $340,786 and $624,557 for the six months ending June 30, 2016 and 2015, respectively. The table below depicts the major categories comprising these expenses:

	June 30,	June 30,
DESCRIPTION	2016	2015
Payroll and related taxes	$150,000	$300,432
Director fees	45,000	37,500
Professional services	45,240	69,801
Annual meeting expenses	-	61,762
Stock transfer and escrow fees	3,761	3,621
Rents and insurances	34,908	45,067
State franchise taxes and fees	3,780	2,498
Fines and penalties	24,432	42,605
Edgar reporting fees	3,557	25,000
Land valuation fee	-	12,500
Settlement fee paid to director	15,000	-
All other expenses	15,108	23,771

Total Administrative and General Expenses	$340,786	$624,557

The decrease in payroll and related taxes in the amount of $150,432 for the six months ended June 30, 2016 versus 2015 was the result of the resignation of the former Chairman, effective June 8, 2015. The President of the Company has received no payment for services rendered in 2016. All payroll to date in 2016 has been accrued and is unpaid.

Director fees increased $7,500 due to the addition of Directors.

Administrative and general expenses for the six months ended June 30, 2015 were impacted by expenses associated with an annual meeting in the amount of $61,762 and a land valuation fee in the amount of $12,500. No comparable expenses were incurred in those categories during the first six months of 2016. In addition, in the first six months of 2015, the Company incurred significant professional fees in connection with various lawsuits, the filing of a registration statement, and an annual meeting of stockholders. In 2016, the Company incurred significantly lower costs for professional fees.

Other Income and Expense

The net loss, exclusive of recording the change in the derivative liability, incurred for the six months ended June 30, 2016, was significantly lower than the first six months of the prior year due to two one-time items which occurred during that time frame as follows:

The Company settled certain litigation in the second quarter of 2016 which resulted in net proceeds to the Company of $150,000.  In addition, the Company filed previously delinquent filings associated with its Employee Stock Ownership Plan for the years ended December 31, 2010 through 2014 with the Department of Labor ("DOL"). In the absence of the filings, the Company could have been subjected to extensive penalties associated with those delinquencies and had accrued a provision for that possibility in prior financial statements. The Company believes it has now complied with the DOL's Delinquent Filer Voluntary Compliance Program and, therefore, recaptured $240,050 of previously-accrued expense related to this matter.

Interest expense incurred totaled $199,980 and $169,085 for the six months ended June 30, 2016 and 2015, respectively, an increase of $30,895. The increase is primarily attributable to the impact of 2016 accrued interest on the Second Tranche Debentures which, under the terms of these Debentures, only began accruing interest on June 29, 2015, coupled with interest expense associated with the interest bearing advances borrowed in the first and second quarter of 2016 which accrued a full year of interest at their inception.

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

The table listed below provides a reconciliation of the beginning and ending net balances for the derivative liability measured at fair value using significant unobservable inputs (Level 3) at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015

Beginning balance	$1,704,570	$3,754,233

Total decrease in unrealized appreciation
(depreciation) included in net assets	190,100	(2,049,663)

Ending balance	$1,894,670	$1,704,570

Sensitivity Analysis to Changes in Level 3 Assumptions

Significant inputs include the dates when required conditions are expected to be met under the conversion terms of the debentures, the underlying market cap due to borrowings and losses and discount for lack of marketability while the stock was delisted and reversed when the Company's stock became publicly listed again on or about October 26, 2015. In addition, use of different ranges of bond discount rates and changes in historical volatility rates would also result in a higher or lower fair value.

Current assets and current liabilities are financial instruments and management believes that their carrying amounts are reasonable estimates of their fair values due to their short term nature.

The convertible debentures and derivative liability approximate fair value based on Level 3 inputs.

Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long‑lived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. No impairment existed as of June 30, 2016.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company currently is not subject to any trading or non-trading market risk-sensitive instruments. The note payable and the long-term debt listed on the Company's balance sheet are at fixed interest rates and, therefore, are not market risk-sensitive.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer, who also serves as Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2016 that are expected to materially affect, or are  reasonably likely to materially affect, our internal control over financial reporting.

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

College Health & Investment, L.P. v. Diamondhead Casino Corporation (In the Court of Chancery of the State of Delaware (C.A. No. 10663-CB)

On February 13, 2015, the plaintiff, a beneficial owner of in excess of 5% of the common stock of the Company, filed a Verified Complaint Pursuant to 8 Del.C.Sec.211(c), with a Verification signed by the plaintiff's General Partner, Samuel I. Burstyn, seeking an order compelling the Company to hold an annual meeting. The Company agreed to entry of an Order setting  a new date for an annual meeting of June 8, 2015, a Record Date of April 24, 2015, and to clarify that there is no advance notice requirement for the submission of stockholder proposals at the Company's annual stockholders' meetings. The plaintiff sought costs and expenses, including attorneys' fees. On or about July 7, 2015, the Plaintiff filed a Motion for an Award of Attorneys' Fees and Reimbursement of Expenses in the total amount of $150,000 for both this case and the following case.  The Company filed an opposition to this motion. On August 18, 2015, the Company filed a Suggestion of Bankruptcy and Automatic Stay. The matter has been stayed due to the below-referenced bankruptcy action (Case No. 15-11647).

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

In re Diamondhead Casino Corporation (United States Bankruptcy Court)(District of Delaware)(Case No. 15-11647-LSS)

On August 6, 2015, an Involuntary Petition was filed in the United States Bankruptcy Court by three promissory note holders under title 11, United States Code, requesting an order for relief under chapter 7 of the Bankruptcy Code. The three creditors listed combined claims of $150,000 in principal, plus interest due on certain promissory notes. On August 28, 2015, the Company filed a Motion to Dismiss the Involuntary Petition or, in the Alternative, to Convert the Case to Chapter 11 (the "Motion to Dismiss"). The Company maintains that the Petition was filed in bad faith by supporters of the dissident slate which lost the proxy contest that was decided by the stockholders on June 8, 2015 and that it was filed in retaliation for the Company's refusal, following the stockholders' vote, to place several of the losing dissident's nominees on the Board of Directors. On September 11, 15 and 17, 2015, three additional promissory note holders filed Joinders to the Involuntary Petition listing additional combined claims of $237,500 plus interest. The Company does not recognize one of the joining petitioners as a bona fide creditor of the Company.  On September 17, 2015, the six Petitioners, who are represented by the same attorneys, filed an Objection to the Company's Motion to Dismiss. On September 18, 2015, the six Petitioners filed an Emergency Motion for Entry of an Order Directing the Appointment of (I) an Interim Chapter 7 Trustee, or (II) alternatively, a Chapter 11 Trustee Should the Involuntary Case be Converted (the "Emergency Motion").  The Court held an evidentiary hearing on the Emergency Motion in October 2015. On November 13, 2015, the Court denied the Petitioners' Emergency Motion as it relates to the request for an interim Chapter 7 trustee. On January 15, 2016, the Court held an evidentiary hearing on the Company's Motion to Dismiss the Involuntary Petitions. The parties filed briefs in support of and in opposition to the motion.

On June 7, 2016, the Court entered an Order granting the Company's Motion to Dismiss.  In its accompanying Opinion, the Court found, in part, that based on the totality of the circumstances, the Creditors' primary concern in filing the involuntary petition was to effect a change in management to benefit their investments as stockholders, which was not a proper purpose for filing an involuntary bankruptcy petition.  On June 30, 2016, the Company filed a Motion for an Award of Fees and Expenses and Punitive Damages.  On August 11, 2016, the Petitioning Creditors filed an Opposition to the Company's Motion for an Award of Fees and Expenses and Punitive Damages. A hearing on the Company's Motion is scheduled for August 18, 2016.

Item 1A.  Risk Factors

As a smaller reporting company, information under this item is not required to be presented.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

The Company is in arrears on the payment of dividends due on its three series of preferred stock currently issued and outstanding. The Company has not paid dividends due in the first six months of 2016 in the amount of i) $15,000 on its Series S preferred stock; ii) $15,000 on its Series S-NR preferred stock; and iii) $20,800 on its Series S-PIK preferred stock. The table below summarizes total preferred stock dividends in arrears at June 30, 2016.

Total Amount
Description	In Arrears

Series S	$150,000
Series S-NR	150,000
Series S-PIK	208,000

Total In Arrears	$508,000

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

DIAMONDHEAD CASINO CORPORATION

DATE: August 15, 2016	/s/	Deborah A. Vitale
	By:	Deborah A. Vitale
Chief Executive Officer