Form 10-Q
period 2016-09-30
DIAMONDHEAD CASINO CORP
filed 2016-11-07
CIK 844887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
or
☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File No: 0-17529

DIAMONDHEAD CASINO CORPORATION
 (Exact name of registrant as specified in charter)

Delaware	59-2935476
(State of Incorporation)	(I.R.S. EIN)

1013 Princess Street, Alexandria, Virginia  22314
(Address of principal executive offices)
Registrant's telephone number, including area code:  703-683-6800

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No 

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☑ No 

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: Number of shares outstanding as of November 4, 2016: 36,297,576.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2016	2015
ASSETS

Current assets
Cash	$47,100	$15,655
Other current assets	1,064	498
Total current assets	48,164	16,153

Land held for development (Note 3)	5,476,097	5,476,097

Deferred financing costs (net of amortization of $84,415 at September 30, 2016 and $56,218 at December 31, 2015)	116,685	144,882
Other assets	80	80

	$5,641,026	$5,637,212

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Convertible notes due to related parties (Note 5)	$75,000	$75,000
Convertible notes and line of credit due others (Note 5)	1,887,500	1,887,500
Accounts payable and accrued expenses due related parties (Note 4)	2,618,727	2,204,545
Accounts payable and accrued expenses – other (Note 4)	1,902,113	1,867,867
Total current liabilities	6,483,340	6,034,912

Notes payable due related parties (Note 6)	115,000	-
Notes payable due others (Note 6)	22,500	-

Debenture payable (net of unamortized discount of $46,044 at September 30, 2016 and $47,703 at December 31, 2015) (Note 6)	3,956	2,297

Convertible debentures payable (net of unamortized discount of $1,685,011 at September 30, 2016 and $1,733,157 at December 31, 2015) (Note 7)	114,989	66,843

Derivative liability (Note 7)	1,922,593	1,704,570

Total liabilities	8,662,378	7,808,622

Commitments and contingencies (Notes 2, 3,5,6,7 and 8)

Stockholders' deficiency (Note 8)
Preferred stock, $.01 par value; shares authorized 5,000,000, outstanding 2,086,000 at September 30, 2016 and December 31, 2015 (aggregate liquidation preference of $2,519,080 at September 30, 2016 and December 31,2015).	20,860	20,860
Common stock, $.001 par value; shares authorized 50,000,000, issued: 39,052,472 at September 30, 2016 and December 31, 2015, outstanding: 36,297,576 at September 30, 2016 and December 31, 2015.	39,052	39,052
Additional paid-in capital	35,757,201	35,757,201
Unearned ESOP shares	(3,439,476)	(3,439,476)
Accumulated deficit	(35,258,251)	(34,408,309)
Treasury stock, at cost, 448,071 shares at September 30, 2016 and December 31, 2015	(140,738)	(140,738)

Total stockholders' deficiency	(3,021,352)	(2,171,410)

	$5,641,026	$5,637,212

See the accompanying notes to these unaudited condensed consolidated financial statements

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF LOSS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

	2016	2015
COSTS AND EXPENSES
Administrative and general	$168,764	$197,945
Stock-based compensation	-	295,222
Amortization	9,503	9,503
Other	19,989	15,532
	198,256	518,202

OTHER EXPENSES
Amortization of debt discount	19,805	9,595
Interest expense	105,142	95,478
Change in fair value of derivative liability	27,923	87,461
	152,870	192,534

NET LOSS	(351,126)	(710,736)

PREFERRED STOCK DIVIDENDS	(25,400)	(25,400)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(376,526)	$(736,136)

Net loss per common share, basic	$(.001)	$(.020)

Weighted average number of common shares, basic	36,297,576	36,297,576

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

	2016	2015
COSTS AND EXPENSES
Administrative and general	$509,550	$822,502
Stock-based compensation	-	295,222
Amortization	28,198	28,198
Other	53,094	52,691

	590,842	1,198,613

OTHER (EXPENSE) INCOME
Amortization of debt discount	(49,805)	(35,375)
Net proceeds form litigation settlement	150,000	-
Reversal of previously accrued DOL penalties	240,050	-
Interest expense	(305,122)	(264,563)
Change in fair value of derivative liability	(218,023)	788,511
	(182,900)	488,573

NET LOSS	(773,742)	(710,040)

PREFERRED STOCK DIVIDENDS	(76,200)	(76,200)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(849,942)	$(786,240)

Net loss per common share, basic and fully diluted	$(.023)	$(.020)

Weighted average number of common shares, basic and fully diluted	36,297,576	36,297,576

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)
	2016	2015
OPERATING ACTIVITIES
Net loss	$(773,742)	$(710,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	28,198	28,198
Change in fair value of derivative liability	218,023	(788,511)
Amortization of debt discount	49,805	35,375
Stock-based compensation	-	295,222
Change in other assets and liabilities:
Other current assets	(566)	32,223
Accounts payable and accrued expenses	372,227	366,954
Net cash used in operating activities	(106,055)	(740,579)

FINANCING ACTIVITIES
Proceeds from notes payable issued to related parties	115,000	-
Proceeds from notes payable issued to others	22,500	-
Proceeds from short term note	2,946	-
Payment of short term note	(2,946)	(14,905)
Proceeds from non-interest bearing advances from related parties	15,000	-
Payment of non-interest bearing advances from related parties	(15,000)	-
Net cash provided by (used in) financing activities	137,500	(14,905)

Net increase (decrease) in cash	31,445	(755,484)
Cash beginning of period	15,655	843,083
Cash end of period	$47,100	$87,599

Cash paid for interest	$715	$10,835

Non-Cash Financing activities:

Warrants included in deferred financing costs	$25,100	$25,100

Unpaid preferred stock dividends included in accounts payable and accrued expenses	$533,400	$431,800

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

Note 2. Liquidity and Going Concern

These unaudited condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no operations and generates no operating revenues. During the nine months ended September 30, 2016 and 2015 the Company incurred net losses applicable to common shareholders, exclusive of the recording of change in the fair value of derivatives, of $631,919 and $1,574,751, respectively.

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

In the past, in order to raise capital to continue to pay on-going costs and expenses, the Company has borrowed funds, through Private Placements of convertible instruments and other means, which are more fully described in Notes 5, 6 and 7 to these unaudited condensed consolidated financial statements. Some of these instruments are past due for payment of both principal and interest. In addition, at September 30, 2016, the Company had current liabilities totaling $6,483,340 and only $47,100 cash on hand.

The above conditions raise substantial doubt as to the Company's ability to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission ("SEC").  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and, in our opinion, reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the nine months ended September 30, 2016 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2015, attached as Exhibit 99.1 to our annual report on Form 10-K.

Principles of Consolidation

The consolidated financial statements include the accounts of Diamondhead Casino Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 2015 financial statements to conform to the unaudited condensed consolidated 2016 financial statement presentation. These reclassifications had no effect on net earnings or cash flows as previously reported.

Land Held for Development

Land held for development is carried at cost. Costs directly related to site development, such as licenses, permitting, engineering, and other costs, are capitalized.

Land development costs, which have been capitalized, consist of the following at September 30, 2016 and December 31, 2015:

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

The table listed below provides a reconciliation of the beginning and ending net balances for the derivative liability measured at fair value using significant unobservable inputs (Level 3) at September 30, 2016 and December 31, 2015:
	September 30,	December 31,
	2016	2015

Beginning balance	$1,704,570	$3,754,233

Total decrease in unrealized appreciation
(depreciation) included in net assets	218,023	(2,049,663)

Ending balance	$1,922,593	$1,704,570

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

The convertible debentures and derivative liability approximate fair value based on Level 3 inputs, as further discussed in Note 7.

Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long‑lived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. No impairment existed at September 30, 2016.

Net Loss per Common Share

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

The table below summarizes the components of potential dilutive securities at September 30, 2016 and 2015.

	September 30,	September 30,
Description	2016	2015

Convertible Preferred Stock	260,000	260,000
Options to Purchase Common Shares	3,440,000	3,440,000
Private Placement Warrants	1,061,500	2,086,500
Convertible Promissory Notes	1,925,000	1,925,000

Total	6,686,500	7,711,500

Stock Based Compensation

The Company follows the provisions of ASC Topic 718 "Compensation - Stock Compensation" which requires the measurement and recognition of compensation expense for all share-based payment awards either modified or granted to employees and directors based upon estimated fair values. In the third quarter of 2015, the Board of Directors voted to extend the expiration date of a previously-awarded option to the President to purchase 750,000 shares of common stock at $0.30 per share from October 27, 2015 to March 13, 2018 and voted to extend the expiration date of a previously-awarded option to the President to purchase 75,000 shares of common stock at $0.75 per share from October 27, 2015 to March 13, 2018. In addition, in the third quarter of 2015, the Board of Directors voted to extend the expiration date of a previously-awarded option granted to the current Chairman to purchase 150,000 shares of common stock at $1.25 per share, from October 27, 2015 to March 13, 2018 and to extend the expiration date of a previously-awarded option to purchase common stock granted to a Director of the Company to purchase 75,000 shares of common stock at $0.75, from October 27, 2015 to March 13, 2018. The Company also extended the expiration date on options issued to former employees of the Company and an Honorary Director of the Company to purchase a combined total of 90,000 shares of common stock at $0.75 per share, from October 27, 2015 to March 13, 2018.

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

Note 4. Accounts Payable and Accrued Expenses

The table below outlines the elements included in accounts payable and accrued expenses at September 30, 2016 and December 31, 2015:
	September 30,	December 31,
	2016	2015
Description
Related Parties:
Accrued payroll due officers	1,694,711	1,469,711
Accrued interest due officers and directors	525,740	414,513
Accrued director fees	288,750	221,250
Base rents due to the President	63,224	49,622
Associated rental costs	28,994	32,141
Other	17,308	17,308

Total Related Parties	2,618,727	2,204,545

Non-Related Parties:
Accrued interest	1,156,022	962,842
Accrued dividends	533,400	457,200
Accrued fines and penalties	13,231	232,849
Other accounts payable and accrued expenses	199,460	214,976

Total Non-related Parties	1,902,113	1,867,867

Total accounts payable and accrued expenses	4,520,840	4,072,412

Note 5.  Convertible Notes and Line of Credit

Line of Credit

On October 23, 2008, the Company entered into an agreement with an unrelated third party for an unsecured Line of Credit up to a maximum of $1,000,000. The Line of Credit provided for funds to be drawn as needed and carries an interest rate on amounts borrowed of 9% per annum, originally payable quarterly, based on the pro rata number of days outstanding. All funds originally advanced under the facility were due and payable by November 1, 2012. As an inducement to provide the facility, the lender was awarded an immediate option to purchase 50,000 shares of common stock of the Company at $1.75 per share. In addition, the lender received an option to purchase a maximum of 250,000 additional shares of common stock of the Company at $1.75 per share. The options expire following repayment in full by the Company of the amount borrowed. At September 30, 2016, the principal and accrued interest due on the obligation, which totals $1,650,984, remains unpaid.

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

The Convertible Notes issued pursuant to the Private Placements discussed above total $962,500 and became due and payable beginning in March 2012 and extending at various dates through June 2013. As of the date of the filing of this report, all of the aforementioned debt obligations remain unpaid and in default under the repayment terms of the notes.

The table below summarizes the Company's debt arising from the above-described sources as of September 30, 2016 and December 31, 2015:

	Gross Amount	Amount Due	Amount Due
Loan Facility	Owed	Related Parties	Others

Line of Credit	$1,000,000	$-	$1,000,000

Private Placements:
March 1, 2010	475,000	75,000	400,000
October 25, 2010	487,500	-	487,500

Total Private Placements	962,500	75,000	887,500

Total	$1,962,500	$75,000	$1,887,500

Note 6. Notes Payable

In the first four months of 2016, the Company received cash advances totaling $47,500 from seven lenders which included $25,000 from three current Directors of the Company:  Proceeds from the cash advances were earmarked for the payment of accounting and auditing fees and other expenses required to file the Company's Form 10-Q.  On August 25, 2016, the Company issued a Note to the foregoing lenders which bears interest at 8% per annum, with a full year of interest accruing in any year in which the advance remains unpaid, and matures four years from the date of issuance.  The Company will file a lien on its Mississippi property in favor of the note holders to secure both principle and interest owed.

In the third quarter of 2016, the Chairman of the Board of Directors of the Company loaned the Company an additional $90,000. On August 25, 2016, the Company issued a Note to the Chairman of the Board. The Note bears interest at 14% per annum effective August 1, 2016 and matures four years from the date of issuance. The proceeds of the loan were used for the payment of Mississippi property taxes, and auditing, accounting and other corporate expenses. The Company will file a lien on its Mississippi property in favor of the Chairman to secure both principle and interest owed.

The principal due under the foregoing loans totals $137,500. A lien in the amount of $250,000 will be placed on the Company's Mississippi property to secure the principal and interest due on the debt. The lien to be placed on the Mississippi property will be second to the existing first lien on the Mississippi property in the amount of $3.85 million. The first lien is held by holders of previously-issued convertible and non-convertible Debentures ($1.85 million) and certain executives and directors ($2 million), as outlined in Note 9.

The table below summarizes the Company's long term notes payable as of September 30, 2016:

		Sept. 30, 2016
	Gross Amount	Amount Due	Amount Due
Loan Facility	Owed	Related Parties	Others

4 Year 8% secured note	$47,500	$25,000	$22,500

4 Year 14% secured note	90,000	90,000	-

Total	$137,500	$115,000	$22,500

Note 7. Convertible Debentures and Derivative Liability

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

For purposes of determining the proper accounting treatment and valuation of the instruments, the Company applied the provisions set forth in ASC Topic 820, "Fair Value in Financial Instruments" and ASC Topic 815, "Accounting for Derivative Instruments and Hedging Activities."  Since the Notes issued have derivative features, the embedded derivatives should be bundled and valued as a single, compound embedded derivative, bifurcated from the debt host and treated as a liability. In addition, the valuation is required to be conducted for each reporting period the instrument is in existence.

The Company's stock was not trading from approximately September 4, 2014, when its stock registration was revoked, through approximately October 26, 2015, when its' stock began to trade again. The Company engaged an independent valuation expert to determine the fair value of its shares of common stock for each quarter beginning with the quarter ended September 30, 2014. For periods from September 30, 2014 through September 30, 2015, the fair value of the common stock was estimated by adjusting the most recent market price by changes in the underlying market cap due to changes in the value of net assets and applying a discount for lack of marketability inasmuch as the stock was not trading. After the stock began to trade again on or about October 26, 2015, the closing price of the stock was used in the valuation beginning with the quarter ending December 31, 2015 through this most recent valuation at September 30, 2016. Monte Carlo models were developed to value the derivative liability within the Notes using a historical volatility rate, based on comparable companies, of 168% at September 30, 2016 and 132% at December 31, 2015, and using discount bond rates based on the expected remaining term of each instrument ranging from 5.62% to 6.39% at September 30, 2016 and 6.45% to 7.07% at December 31, 2015. In addition, the valuation assumed that conversion requirements for Tranche 1 Debentures, exclusive of price, were met as of September 30, 2016, while conversion requirements for Tranche 2 Debentures were expected to be met by December 31, 2016 for the September 30, 2016 calculation.

The estimated fair value for the derivative liability relating to each Debenture at the balance sheet dates is as follows:

	September 30, 2016	December 31, 2015

Tranche 1	$944,344	$893,731
Tranche 2	978,249	810,839

Derivative Liability	$1,923,593	$1,704,570

At the initial valuation date of each Tranche, a portion of the derivative liability was allocated to the Convertible Debentures as debt discount, with the remainder being recorded as other income/expense. At March 31, 2014, the initial valuation of the First Tranche Debentures, $1,000,000 was allocated to debt discount and, at December 31, 2014, the initial valuation of the Second Tranche Debentures, $850,000 was allocated to debt discount. The debt discount is subsequently amortized to expense using an effective interest methodology. Amortization of debt discount amounted to $48,146 and $34,574 for Convertible Debentures and $1,659 and $801 for the non-convertible Debenture for the nine months ended September 30, 2016 and 2015, respectively.

The interest payment on these Debentures for the calendar year 2015 in the approximate amount of $57,000 was due March 1, 2016. The Company failed to make the payment. This failure, if continuing, could represent an event of default under the terms of the Debenture.

On October 25, 2016, certain Debenture holders filed a Complaint against the Company in the United States District Court for the District of Delaware for monies due and owing pursuant to certain Collateralized Convertible Senior Debentures issued on March 31, 2014 and December 31, 2014. The plaintiffs are seeking $1.4 million, plus interest from January 1, 2015, together with costs and fees.  The Company was served with the Complaint on October 31, 2016. The Company's Answer and responsive pleadings are due November 21, 2016.

Note 8.  Related Party Transactions

As of September 30, 2016, the President of the Company is owed deferred salary in the amount of $1,491,996. As of September 30, 2016, a Vice President and the current Chairman of the Board of Directors of the Company is owed deferred salary in the amount of $121,140. The Board of directors agreed to pay interest at 9% per annum on the foregoing amounts owed. Interest expense under this agreement amounted to $100,390 and $82,797 for the nine months ended September 30, 2016 and 2015, respectively. Total interest accrued under this agreement totaled $483,366 and $382,976 as of September 30, 2016 and December 31, 2015, respectively.

Effective September 1, 2011, the Company entered into a month-to-month lease with the President and then-Chairman of the Board of Directors of the Company, for office space in a furnished and fully equipped townhouse office building owned by the President in Alexandria, Virginia. The lease calls for monthly base rent in the amount of $4,534 and payment of associated costs of insurance, real estate taxes, utilities and other expenses. Rent expense associated with this lease amounted to base rent in the amount of $40,806 and associated rental costs of $9,303 for a total of $50,109 for the nine months ended September 30, 2016 and base rent in the amount of $40,806 and associated rental costs of $9,973 for a total of $50,779 for the nine months ended September 30, 2015. In the first nine months of 2016, the Company paid only $27,204 of the base rent due for that period. In the first nine months of 2015, the Company paid $36,272 for base rent. During the first nine months of 2016, the Company reimbursed the President for associated rental costs totaling $7,744 which had been paid personally by the President in prior periods. At September 30, 2016 and 2015, amounts owing for base rent and associated rental costs totaled $92,218 and $74,654, respectfully.

Directors of the Company are entitled to a director's fee of $15,000 per year for their services. The Company has been unable to pay directors' fees to date. A total of $288,750 and $221,250 was due and owing to the Company's current and former directors as of September 30, 2016 and December 31, 2015, respectively. Directors have previously been compensated and may, in the future, be compensated for their services with cash, common stock, or options to purchase common stock of the Company.

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

Note 9.  Commitments and Contingencies

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

Litigation

College Health & Investment, L.P. v. Diamondhead Casino Corporation (Delaware Superior Court)(C.A. No. N15C-01-119-WCC)

On January 15, 2015, the plaintiff, a beneficial owner of in excess of 5% of the common stock of the Company, filed suit for breach of a Promissory Note issued March 25, 2010, in the principle amount of $150,000, with interest payable at 12% per annum, with a maturity date of March 25, 2012. Plaintiff seeks payment of principle of $150,000, interest due through December 31, 2014 in the amount of $45,000, and interest due of 12% per annum from December 31, 2014 until entry of judgment. The Notes, as well as the accrued interest thereon, are shown as current liabilities on the Company's balance sheet at December 31, 2015. On January 22, 2015, the defendant forwarded a Notice of Conversion to plaintiff, exercising the Borrower's right to convert the principal and any interest due on the Note into common stock. On February 11, 2015, the Company moved to dismiss the complaint as moot. The plaintiff filed an opposition to the motion to dismiss alleging that the Note was convertible only prior to its maturity date. On July 2, 2015, the Court agreed with the Plaintiff and denied the Company's motion to dismiss. On July 16, 2015, the Company filed an Answer and Grounds of Defense.  On August 18, 2015, the Company filed a Suggestion of Bankruptcy and Automatic Stay. The matter was stayed pending the below-referenced bankruptcy action (Case No. 15-11647) which has now concluded.

College Health & Investment, L.P. v. Diamondhead Casino Corporation (In the Court of Chancery of the State of Delaware (C.A. No. 10663-CB)

On February 13, 2015, the plaintiff, a beneficial owner of in excess of 5% of the common stock of the Company, filed a Verified Complaint Pursuant to 8 Del.C.§211(c), with a Verification signed by the plaintiff's General Partner, Samuel I. Burstyn, seeking an order compelling the Company to hold an annual meeting. The Company agreed to entry of an Order setting  a new date for an annual meeting of June 8, 2015, a Record Date of April 24, 2015, and to clarify that there is no advance notice requirement for the submission of stockholder proposals at the Company's annual stockholders' meetings. The plaintiff sought costs and expenses, including attorneys' fees. On or about July 7, 2015, the Plaintiff filed a Motion for an Award of Attorneys' Fees and Reimbursement of Expenses in the total amount of $150,000 for both this case and the following case.  The Company filed an opposition to this motion. On August 18, 2015, the Company filed a Suggestion of Bankruptcy and Automatic Stay. The matter was stayed pending the below-referenced bankruptcy action (Case No. 15-11647) which has now concluded.

College Health & Investment, L.P. v. Edson R. Arneault, Deborah A. Vitale, Gregory A. Harrison, Martin Blount and Benjamin Harrell(In the Court of Chancery of the State of Delaware)(C.A. No. 10793-CB)

On March 14, 2015, the plaintiff, a beneficial owner of in excess of 5% of the common stock of the Company, filed a Verified Complaint, with a Verification signed by the plaintiff's General Partner, Samuel I. Burstyn. In Count I, the plaintiff alleges that the defendants breached their fiduciary duty of disclosure. In Count II, the plaintiff alleges that defendants breached their fiduciary duties of loyalty and care. The plaintiff sought injunctive relief, but no monetary damages other than attorney's fees. The defendants believe that plaintiff's claims are without merit and intend to vigorously defend this lawsuit.  In addition, on or about July 30, 2015, the defendant directors filed Defendants' Answer and Verified Counterclaims for defamation, breach of fiduciary duty and aiding and abetting a breach of fiduciary duty. On August 19, 2015, the plaintiff filed a Motion to Dismiss the Counterclaims. As noted above, on or about July 7, 2015, the Plaintiff filed a Motion for an Award of Attorneys' Fees and Reimbursement of Expenses in the total amount of $150,000 in this case and the above-referenced case.  On or about August 26, 2015, the defendants filed an Opposition to Plaintiff's Motion for an Award of Fees and Reimbursement of Expenses.  On September 25, 2015, the parties entered into a Stipulation and [Proposed] Order Staying Litigation pending the below-referenced bankruptcy action (Case No. 15-11647) which has now concluded.

In re Diamondhead Casino Corporation (United States Bankruptcy Court)(District of Delaware)(Case No. 15-11647-LSS)

On August 6, 2015, an Involuntary Petition was filed in the United States Bankruptcy Court by three promissory note holders under title 11, United States Code, requesting an order for relief under chapter 7 of the Bankruptcy Code. The three creditors listed combined claims of $150,000 in principal, plus interest due on certain promissory notes. On August 28, 2015, the Company filed a Motion to Dismiss the Involuntary Petition or, in the Alternative, to Convert the Case to Chapter 11 (the "Motion to Dismiss"). The Company maintained that the Petition was filed in bad faith by supporters of the dissident slate which lost the proxy contest that was decided by the stockholders on June 8, 2015 and that it was filed in retaliation for the Company's refusal, following the stockholders' vote, to place several of the losing dissident's nominees on the Board of Directors. On September 11, 15 and 17, 2015, three additional promissory note holders filed Joinders to the Involuntary Petition listing additional combined claims of $237,500 plus interest. The Company does not recognize one of the joining petitioners as a bona fide creditor of the Company.  On September 17, 2015, the six Petitioners, who were represented by the same attorneys, filed an Objection to the Company's Motion to Dismiss. On September 18, 2015, the six Petitioners filed an Emergency Motion for Entry of an Order Directing the Appointment of (I) an Interim Chapter 7 Trustee, or (II) alternatively, a Chapter 11 Trustee Should the Involuntary Case be converted (the "Emergency Motion").  The Court held an evidentiary hearing on the Emergency Motion in October 2015. On November 13, 2015, the Court denied the Petitioners' Emergency Motion as it related to the request for an interim Chapter 7 trustee. On January 15, 2016, the Court held an evidentiary hearing on the Company's Motion to Dismiss the Involuntary Petitions. The parties filed briefs in support of and in opposition to the motion.

On June 7, 2016, the Court entered an Order granting the Company's Motion to Dismiss the Involuntary Petitions. In its accompanying Opinion, the Court found, in part, that based on the totality of the circumstances, the Creditors' primary concern in filing the involuntary petition was to effect a change in management to benefit their investments as stockholders, which was not a proper purpose for filing an involuntary bankruptcy petition. On June 30, 2016, the Company filed a Motion for an Award of Fees and Expenses and Punitive Damages. On August 11, 2016, the Petitioning Creditors filed an Opposition to the Company's Motion for an Award of Fees and Expenses and Punitive Damages. On August 31, 2016, the Court entered an Order awarding judgment to the Company for attorneys' fees and expenses against the Petitioners, jointly and severally, in the amount of $54,886. On September 1, 2016, the Court filed an Amended Order in which it further stated that the amounts awarded were not subject to any setoff against amounts owed by the Company to the Petitioners. The Petitioners have failed, to date, to pay the Company any amounts due pursuant to this Amended Order.

Edson R. Arneault, Kathleen Devlin and James Devlin, J. Steven Emerson, Emerson Partners, J. Steven Emerson Roth IRA, Steven Rothstein, and Barry Stark and Irene Stark v. Diamondhead Casino Corporation (In the United States District Court for the District of Delaware (C.A. No. 1:16-cv-00989-UNA)

On October 25, 2016, the above-named Debenture holders filed a Complaint against the Company in the United States District Court for the District of Delaware for monies due and owing pursuant to certain Collateralized Convertible Senior Debentures issued on March 31, 2014 and December 31, 2014. The plaintiffs are seeking $1.4 million, plus interest from January 1, 2015, together with costs and fees.  The Company was served with the Complaint on October 31, 2016. The Company's Answer and responsive pleadings are due November 21, 2016.

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

Employee Stock Ownership Plan

The Company failed to file information returns required to be filed in connection with its Employee Stock Ownership Plan ("ESOP") for the 2015 calendar year in a timely fashion. The filings were due to be filed with the Department of Labor by October 15, 2016. The Company did not have sufficient funds to pay professionals to audit its ESOP and/or prepare and file required documents and forms when due. Although these required filings normally do not result in any tax due to an agency of the government, the Company could be subject to penalties for failure to file these forms when due. The Company intends to bring its ESOP-required filings current and when current, will attempt to enroll in a voluntary compliance program with the Department of Labor and the Internal Revenue Service with respect to any penalties or fines incurred. However, there can be no assurance the Company will be able to enroll in any such program or obtain a reduction of the fines and penalties that may be due.

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

In prior reporting periods, the Company accrued significant amounts in anticipation of potential penalties that could have been assessed by the Department of Labor for failure to file the ESOP's annual reports. The Company believes it has now complied with the DFVCP by filing its delinquent reports and paying the prescribed penalty due under the Program. Therefore, the Company reversed the existing accrual of anticipated penalties and recorded income in the amount of $240,050 during the nine months ended September 30, 2016.

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

Liquidity

The Company has no operations, generates no revenues and has been dependent on various short term financings to raise sufficient cash to satisfy the expenses it incurs. The Company is concentrating its efforts on the development of its Diamondhead, Mississippi Property. The development of the Diamondhead property is dependent on obtaining the necessary capital, through equity and/or debt financing, unilaterally, or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, staff, open, and operate a casino resort. In the past, the Company has been able to sustain itself through various short term borrowing, however, at September 30, 2016, the Company's cash on hand amounted to $47,100, while current liabilities totaled $6,483,340. Therefore, in order to sustain itself, it is imperative that the Company secure a source of funds to provide further working capital. There can be no assurance the Company will be able to obtain such funding.

In addition, a line of credit in the amount of $1,000,000 obtained in October 2008, was payable in November 2012. Also, convertible notes issued pursuant to two Private Placements offered in 2010, totaling $962,500 at September 30, 2016, had become payable beginning in March 2012 and extending at various dates through June 2013. As of the date of the filing of this report, none of the aforementioned debt obligations have been satisfied and the Company is in default of the repayment terms of the notes. In addition, payment of accrued interest due on Tranche 1 and Tranche 2 Debentures issued in 2014, in the approximate amount of $57,000, was due and payable effective March 1, 2016, but remains unpaid.

The above conditions raise substantial doubt about the Company's ability to continue as a going concern.

Financial Results and Analysis

During the nine months ended September 30, 2016 and 2015, the Company incurred net losses applicable to common stockholders, exclusive of the recording of change in the fair value of derivatives, of $631,919 and $1,574,751, respectively. However, the Company recorded an increase in the fair value of the derivative liability in the amount of $218,023 which increased the net loss applicable to common stockholders to $849,942 for the nine months ended September 30, 2016. Conversely, the Company recorded a decrease in the fair value of the derivative liability in the amount of $788,511, which decreased the net loss applicable to common stockholders to $786,240 for the nine months ended September 30, 2015. Administrative and general expenses incurred totaled $509,550 and $822,502 for the nine months ending September 30, 2016 and 2015, respectively. The table below depicts the major categories comprising these expenses:

	Sept. 30,	Sept. 30,
DESCRIPTION	2016	2015
Payroll and related taxes	$225,000	$375,432
Director fees	67,500	63,750
Professional services	83,200	106,289
Annual meeting expenses	-	61,711
Stock transfer and escrow fees	3,761	4,607
Rents and insurances	52,965	67,038
State franchise taxes and fees	5,031	5,644
Fines and penalties	24,432	65,121
Edgar reporting fees	5,419	15,174
Land valuation fee	-	12,500
Settlement fee paid to director	15,000	-
All other expenses	27,242	45,236

Total Administrative and General Expenses	509,550	$822,502

The decrease in payroll and related taxes in the amount of $150,432 for the nine months ended September 30, 2016 versus 2015 was the result of the resignation of the former Chairman, who served as President of Casino World, Inc., effective June 8, 2015. The President of the Company has received no payment for services rendered in 2016. Payroll to date in 2016 has been accrued and is unpaid.

Director fees increased $3,750 due to the addition of Directors.

Administrative and general expenses for the nine months ended September 30, 2015 were impacted by expenses associated with an annual meeting in the amount of $61,711 and a land valuation fee in the amount of $12,500. No comparable expenses were incurred in those categories during the first nine months of 2016. In addition, in the first nine months of 2015, the Company incurred significant professional fees in connection with various lawsuits, the filing of a registration statement, and an annual meeting of stockholders. In 2016, the Company incurred significantly lower costs for professional fees.

Other Income and Expense

The net loss, exclusive of recording the change in the derivative liability, incurred for the nine months ended September 30, 2016, was significantly lower than the first nine months of the prior year due to the two following, nonrecurring items, which occurred during that period of time.

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

Interest expense incurred totaled $305,122 and $264,563 for the nine months ended September 30, 2016 and 2015, respectively, an increase of $40,559. The increase in 2016 is primarily attributable to the impact of accrued interest on the Second Tranche Debentures which, under the terms of these Debentures, only began accruing interest on June 29, 2015, coupled with interest expense associated with the 8% notes payable borrowed in the first and second quarter of 2016, which accrued a full year of interest at their inception.

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

Critical Accounting Policies

Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The table listed below provides a reconciliation of the beginning and ending net balances for the derivative liability measured at fair value using significant unobservable inputs (Level 3) at September 30, 2016 and December 31, 2015:
	September 30,	December 31,
	2016	2015

Beginning balance	$1,704,570	$3,754,233

Total decrease in unrealized appreciation
(depreciation) included in net assets	218,023	(2,049,663)

Ending balance	$1,922,593	$1,704,570

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

Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long‑lived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. No impairment existed at September 30, 2016.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company currently is not subject to any trading or non-trading market risk-sensitive instruments. The note payable and the long-term debt listed on the Company's balance sheet are at fixed interest rates and, therefore, are not market risk-sensitive.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In connection with the preparation of this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer, who also serves as Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2016 that are expected to materially affect, or are  reasonably likely to materially affect, our internal control over financial reporting.

PART II:   OTHER INFORMATION

Item 1.  Legal Proceedings

College Health & Investment, L.P. v. Diamondhead Casino Corporation (Delaware Superior Court)(C.A. No. N15C-01-119-WCC)

On January 15, 2015, the plaintiff, a beneficial owner of in excess of 5% of the common stock of the Company, filed suit for breach of a Promissory Note issued March 25, 2010, in the principle amount of $150,000, with interest payable at 12% per annum, with a maturity date of March 25, 2012. Plaintiff seeks payment of principle of $150,000, interest due through December 31, 2014 in the amount of $45,000, and interest due of 12% per annum from December 31, 2014 until entry of judgment. The Note, as well as the accrued interest thereon, are shown as current liabilities on the Company's balance sheet at December 31, 2015. On January 22, 2015, the defendant forwarded a Notice of Conversion to plaintiff, exercising the Borrower's right to convert the principal and any interest due on the Note into common stock. On February 11, 2015, the Company moved to dismiss the complaint as moot. The plaintiff filed an opposition to the motion to dismiss alleging that the Note was convertible only prior to its maturity date. On July 2, 2015, the Court agreed with the Plaintiff and denied the Company's motion to dismiss. On July 16, 2015, the Company filed an Answer and Grounds of Defense.  On August 18, 2015, the Company filed a Suggestion of Bankruptcy and Automatic Stay.  The matter was stayed pending the below-referenced bankruptcy action (Case No. 15-11647) which has now concluded.

College Health & Investment, L.P. v. Diamondhead Casino Corporation (In the Court of Chancery of the State of Delaware (C.A. No. 10663-CB)

On February 13, 2015, the plaintiff, a beneficial owner of in excess of 5% of the common stock of the Company, filed a Verified Complaint Pursuant to 8 Del.C.§211(c), with a Verification signed by the plaintiff's General Partner, Samuel I. Burstyn, seeking an order compelling the Company to hold an annual meeting. The Company agreed to entry of an Order setting  a new date for an annual meeting of June 8, 2015, a Record Date of April 24, 2015, and to clarify that there is no advance notice requirement for the submission of stockholder proposals at the Company's annual stockholders' meetings. The plaintiff sought costs and expenses, including attorneys' fees. On or about July 7, 2015, the Plaintiff filed a Motion for an Award of Attorneys' Fees and Reimbursement of Expenses in the total amount of $150,000 for both this case and the following case.  The Company filed an opposition to this motion. On August 18, 2015, the Company filed a Suggestion of Bankruptcy and Automatic Stay. The matter was stayed pending the below-referenced bankruptcy action (Case No. 15-11647) which has now concluded.

College Health & Investment, L.P. v. Edson R. Arneault, Deborah A. Vitale, Gregory A. Harrison, Martin Blount and Benjamin Harrell(In the Court of Chancery of the State of Delaware)(C.A. No. 10793-CB)

On March 14, 2015, the plaintiff, a beneficial owner of in excess of 5% of the common stock of the Company, filed a Verified Complaint, with a Verification signed by the plaintiff's General Partner, Samuel I. Burstyn. In Count I, the plaintiff alleges that the defendants breached their fiduciary duty of disclosure. In Count II, the plaintiff alleges that defendants breached their fiduciary duties of loyalty and care. The plaintiff sought injunctive relief, but no monetary damages other than attorney's fees. The defendants believe that plaintiff's claims are without merit and intend to vigorously defend this lawsuit.  In addition, on or about July 30, 2015, the defendant directors filed Defendants' Answer and Verified Counterclaims for defamation, breach of fiduciary duty and aiding and abetting a breach of fiduciary duty. On August 19, 2015, the plaintiff filed a Motion to Dismiss the Counterclaims. As noted above, on or about July 7, 2015, the Plaintiff filed a Motion for an Award of Attorneys' Fees and Reimbursement of Expenses in the total amount of $150,000 in this case and the above-referenced case.  On or about August 26, 2015, the defendants filed an Opposition to Plaintiff's Motion for an Award of Fees and Reimbursement of Expenses.  On September 25, 2015, the parties entered into a Stipulation and [Proposed] Order Staying Litigation pending the below-referenced bankruptcy action (Case No. 15-11647) which has now concluded.

In re Diamondhead Casino Corporation (United States Bankruptcy Court)(District of Delaware)(Case No. 15-11647-LSS)

On August 6, 2015, an Involuntary Petition was filed in the United States Bankruptcy Court by three promissory note holders under title 11, United States Code, requesting an order for relief under chapter 7 of the Bankruptcy Code. The three creditors listed combined claims of $150,000 in principal, plus interest due on certain promissory notes. On August 28, 2015, the Company filed a Motion to Dismiss the Involuntary Petition or, in the Alternative, to Convert the Case to Chapter 11 (the "Motion to Dismiss"). The Company maintained that the Petition was filed in bad faith by supporters of the dissident slate which lost the proxy contest that was decided by the stockholders on June 8, 2015 and that it was filed in retaliation for the Company's refusal, following the stockholders' vote, to place several of the losing dissident's nominees on the Board of Directors. On September 11, 15 and 17, 2015, three additional promissory note holders filed Joinders to the Involuntary Petition listing additional combined claims of $237,500 plus interest. The Company does not recognize one of the joining petitioners as a bona fide creditor of the Company.  On September 17, 2015, the six Petitioners, who were represented by the same attorneys, filed an Objection to the Company's Motion to Dismiss. On September 18, 2015, the six Petitioners filed an Emergency Motion for Entry of an Order Directing the Appointment of (I) an Interim Chapter 7 Trustee, or (II) alternatively, a Chapter 11 Trustee Should the Involuntary Case be converted (the "Emergency Motion").  The Court held an evidentiary hearing on the Emergency Motion in October 2015. On November 13, 2015, the Court denied the Petitioners' Emergency Motion as it related to the request for an interim Chapter 7 trustee. On January 15, 2016, the Court held an evidentiary hearing on the Company's Motion to Dismiss the Involuntary Petitions. The parties filed briefs in support of and in opposition to the motion.

On June 7, 2016, the Court entered an Order granting the Company's Motion to Dismiss the Involuntary Petitions. In its accompanying Opinion, the Court found, in part, that based on the totality of the circumstances, the Creditors' primary concern in filing the involuntary petition was to effect a change in management to benefit their investments as stockholders, which was not a proper purpose for filing an involuntary bankruptcy petition. On June 30, 2016, the Company filed a Motion for an Award of Fees and Expenses and Punitive Damages. On August 11, 2016, the Petitioning Creditors filed an Opposition to the Company's Motion for an Award of Fees and Expenses and Punitive Damages. On August 31, 2016, the Court entered an Order awarding judgment to the Company for attorneys' fees and expenses against the Petitioners, jointly and severally, in the amount of $54,886. On September 1, 2016, the Court filed an Amended Order in which it further stated that the amounts awarded were not subject to any setoff against amounts owed by the Company to the Petitioners. The Petitioners have failed, to date, to pay the Company any amounts due pursuant to this Amended Order.

Edson R. Arneault, Kathleen Devlin and James Devlin, J. Steven Emerson, Emerson Partners, J. Steven Emerson Roth IRA, Steven Rothstein, and Barry Stark and Irene Stark v. Diamondhead Casino Corporation (In the United States District Court for the District of Delaware (C.A. No. 1:16-cv-00989-UNA)

On October 25, 2016, the above-named Debenture holders filed a Complaint against the Company in the United States District Court for the District of Delaware for monies due and owing pursuant to certain Collateralized Convertible Senior Debentures issued on March 31, 2014 and December 31, 2014. The plaintiffs are seeking $1.4 million, plus interest from January 1, 2015, together with costs and fees.  The Company was served with the Complaint on October 31, 2016. The Company's Answer and responsive pleadings are due November 21, 2016.

Item 1A.  Risk Factors

As a smaller reporting company, information under this item is not required to be presented.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

The Company is in arrears on the payment of dividends due on its three series of preferred stock currently issued and outstanding. The Company has not paid dividends due in the first nine months of 2016 in the amount of i) $22,500 on its Series S preferred stock; ii) $22,500 on its Series S-NR preferred stock; and iii) $31,200 on its Series S-PIK preferred stock. The table below summarizes total preferred stock dividends in arrears at September 30, 2016.

Total Amount
Description	In Arrears

Series S	$157,500
Series S-NR	157,500
Series S-PIK	218,400

Total In Arrears	$533,400

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

DIAMONDHEAD CASINO CORPORATION

DATE: November 7, 2016	/s/	Deborah A. Vitale
	By:	Deborah A. Vitale
Chief Executive Officer