Form 10-K
period 2016-12-31
DIAMONDHEAD CASINO CORP
filed 2017-04-14
CIK 844887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2016

COMMISSION FILE NO: 017529

DIAMONDHEAD CASINO CORPORATION

(Exact name of registrant as specified in its charter)

Delaware592935476

(State of Incorporation)(I.R.S. Employer Identification Number)

1013 Princess Street, Alexandria, Virginia 22314

(Address of principal executive offices)

Registrant’s telephone number, including area code: 703/683-6800

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

Yes   ☒   No  ☐

     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☒    No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10K or any amendment to this Form 10K. ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐   Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller Reporting Company  ☒

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No   ☒

     The aggregate market value of the voting common equity held by nonaffiliates of the Company based on the closing price of the stock on the over-the-counter market at June 30, 2016 was $3,838,600

     The number of common shares outstanding as of March 31, 2017:  36,297,576

1

FORWARD LOOKING STATEMENTS

This document contains forward-looking statements and involves risks and uncertainties that could materially affect the Company’s future plans, business strategy, expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding our ability to implement our business plan and business strategy, our ability to obtain financing to sustain the Company, our ability to finance our future development and future operations, our ability to attract key personnel, and our ability to operate profitably in the future. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Any statements contained in this document that are not statements of historical fact may be deemed to be forward-looking statements. You can identify forward-looking statements as those that are not historical in nature, particularly those that use terminology such as “may”, “will”, “should”, “expects”, “anticipates”, “contemplates”, “estimates”, “believes”, “intends”, “plans”, “projects”, “predicts”, “potential” or “continue” or the negative of these or similar terms. In evaluating these forward-looking statements, you should consider risks and uncertainties relating to various factors, including, but not limited to, financing, licensing, construction and development, competition, legal actions, federal, state, county and/or city government actions, general financing conditions, and general economic conditions.

The Company’s actual results may differ significantly from results projected in the forward-looking statements. We undertake no obligation to revise or update forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Throughout this Registration Statement references to “we”, “our”, “us”, “Diamondhead Casino Corporation”, the “Company”, and similar terms refer to Diamondhead Casino Corporation and its wholly-owned subsidiaries, unless the context indicates otherwise.

Part I

ITEM 1.      BUSINESS

The Company is a Delaware corporation which was incorporated on November 15, 1988, under the name “Europa Cruises Corporation.”  In 1989, the Company became a publicly-held company. On November 22, 2002, the Company amended its Certificate of Incorporation to change its name to “Diamondhead Casino Corporation.” The Company currently has three subsidiaries.

The Company has no current operations in any state. The Company has had no income or revenue from any operations since 2000. The Company currently has only one employee who serves in an executive officer capacity.

For the year ending December 31, 2015, the Company's resources were dedicated to filing a registration statement with the Securities and Exchange Commission ("SEC") so as to get its common stock again registered with the SEC, with various matters required to get its common stock relisted for trading again on the over-the- counter market, and with extensive litigation surrounding a proxy contest and various lawsuits. For the year ending December 31, 2016, the Company's limited resources were consumed by extensive litigation relating to various lawsuits. See item 3. Legal Proceedings.

Re-Registration of the Company’s Common Stock in 2015

The Company was not in compliance with its reporting requirements under Section 13(a) of the Securities Exchange Act of 1934 and, as a result, its stock registration was revoked under said Act effective September 4, 2014. Thus, effective September 4, 2014, the Company's common stock ceased trading on the over-the-counter market.

The Company did not file any financial statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q or other periodic reports with the Securities and Exchange Commission, which it was required to file, after it filed its Form 10-Q for the period ended June 30, 2011 because it did not have sufficient funds to retain accountants, outside auditors, and/or outside attorneys to prepare, review and file the documents and/or financial statements required to have been filed during certain periods in which it was obligated to file the foregoing with the Securities and Exchange Commission (the “SEC”).

On March 31, 2015, the Company filed a Form 10, together with two years of audited financial statements with the Securities and Exchange Commission for the purpose of again registering its Common Stock under the Securities and Exchange Act of 1934. On May 30, 2015, the registration became effective. In or about October of 2015, the Company's stock again began trading on the over-the-counter market.

To ensure the Company remains current on its reporting obligations, the Company intends to seek to raise sufficient funds to allow it to retain and pay the professionals whose services are required to stay current in our periodic filings. The Company does not have sufficient funds on hand to stay current on its periodic filings. There is no current source of such funds and there can be no assurance the Company will be able to raise such funds. In the event the Company is unable to raise such funds and does not have access to other sufficient funds, it will be unable to meet its periodic filing requirements.

Mississippi

The Company is a single asset entity. It owns, through its wholly-owned subsidiary, Mississippi Gaming Corporation, an approximate 404 acre undeveloped property located at 7051 Interstate 10, Diamondhead, Mississippi 39525 (hereafter “the Diamondhead Property” or “the Property”). The Company intends to develop the Property beginning with a casino resort. The Company is in the early development stages of the project. There can be no assurance that the substantial funds required for the design and construction of the project can be obtained or obtained on acceptable terms. Moreover, there can be no assurance that if the requisite financing for the project is obtained and the project is constructed, that the project will be successful. The Company has no current operations in Mississippi, no offices in Mississippi, and no employees in Mississippi.

Property Zoning

The Diamondhead Property is located entirely within the City of Diamondhead and Hancock County. The City of Diamondhead incorporated in February of 2012. On October 15, 2012, the Mayor and City Council adopted a Zoning Ordinance in which the City of Diamondhead zoned the entire Property as “C-2-Interstate Commercial/Gaming/Resort.” Thus, the requisite City zoning is currently in place for a casino.

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

However, on or about October 17, 2005, when Mississippi passed new legislation permitting casinos to be built on land in certain locations, Mississippi also passed a companion law that requires any person possessing a license under the Mississippi Gaming Control Act, who operates a gaming establishment in any of the three most southern counties of the State (including Hancock County in which the Company’s Property is located), and who does not lease public trust tidelands from the State, to pay an annual in-lieu tidelands assessment to the Public Trust Tidelands Assessments Fund. For calendar year 2006, the annual in-lieu tidelands assessment was between $400,000 and $750,000, based on an escalating scale which is measured by the capital investment in the part of the structure in which the licensed gaming activities are conducted. For each calendar year thereafter, the Secretary of State is required to review and adjust the value of the capital investment and the annual in-lieu tidelands assessment due. Such review and adjustment shall be tied to the Consumer Price Index.

This annual in-lieu tidelands assessment will apply to any casino constructed on land on the Diamondhead Property.

Mississippi Gaming Site Approval

In the State of Mississippi, in addition to local zoning, a proposed gaming site must obtain Gaming Site Approval. Only the Mississippi Gaming Commission has the authority to grant Gaming Site Approval. On or about May 29, 2014, the title holder of the Property, Mississippi Gaming Corporation, a wholly-owned subsidiary of the Company, applied for gaming site approval for a fifty (50) acre site on the Diamondhead Property. In its Notice of Intent, the applicant anticipated the casino would contain approximately 1250 slot machines and approximately 40 table games and contain an estimated 80,000 square feet of gaming space. On August 21, 2014, the Mississippi Gaming Commission granted Gaming Site Approval for a fifty acre site on the Diamondhead Property.

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

Uncertain Regulatory and Political Environment

The political environment in which the Company and/or its subsidiaries intend to operate is also uncertain, dynamic and subject to rapid change. Existing operators often propose and support legislation and/or litigation designed to make it difficult or impossible for competition to enter a market. This political and regulatory environment makes it impossible to predict the effects that the adoption of and changes in gaming laws, rules and regulations and/or competition will have on development of a gaming resort. Moreover, legislatures in states in which gaming is legal often consider wide-ranging legislation and regulations which could adversely affect operations and expected revenues. Likewise, the federal government often considers legislation which could adversely affect operations and expected revenues. More recently, certain states have legalized internet gaming. The long term effects of legalizing internet gaming on the casino industry in general and on the Company’s proposed casino operations are unknown.

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

Unsuitable Locations

The Executive Director may recommend that an application for a license be denied if the Executive Director believes that the place or location for which the license is sought is unsuitable for the conduct of gaming operations. The Commission may deny an application for a state gaming license if it deems that the place or location for which the license is sought is unsuitable for the conduct of gaming operations. Without limiting the generality of the foregoing, the following locations may be deemed unsuitable: premises located within the immediate vicinity of residential areas, churches, schools and children’s public playgrounds; premises where gaming is contrary to any county or city ordinance, including, but not limited to, zoning ordinances restricting the permissible locations for gaming facilities, so long as such ordinances do not have the effect of absolutely excluding or prohibiting legal gaming; premises which fail to meet federal, state or local health and safety standards, and any other applicable laws or regulations; premises frequented by minors; premises lacking adequate supervision or surveillance; premises difficult to police or where adequate fire protection may be difficult; any other premises where the conduct of gaming would be inconsistent with the public policy of the State of Mississippi.

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

All Officers and Directors of a Corporation Must be Licensed

All officers and directors of a corporation which holds or applies for a state gaming license must be licensed individually and, if in the judgment of the Mississippi Gaming Commission the public interest will be served by requiring any or all of the corporation’s individual stockholders, lenders, holders of evidence of indebtedness, underwriters, key executives, agents, or employees to be licensed, the corporation shall require such persons to apply for a license. An officer or director shall apply for a license within thirty days after he becomes an officer or director. A person required to be licensed pursuant to a decision of the commission must apply for a license within thirty days after the executive director requests him to do so.

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

An application for a state gaming license or any other affirmative Commission action is seeking the granting of a privilege and the burden of proving his qualification to receive any license, registration, finding of suitability or approval, is at all times on the applicant. The applicant must document compliance with all applicable federal, state and local rules, regulations and permit requirements. An applicant must accept any risk of adverse publicity, embarrassment, criticism, or other action, or financial loss which may result from action with respect to an application and expressly waive any claim for damages as a result thereof. An application for a license, finding of suitability, or registrations constitutes a request to the Executive Director for a recommendation and to the Commission for a decision upon the applicant’s general suitability, character, integrity, and ability to participate or engage in, or be associated with, the gaming industry in the manner or position sought by the application, or the manner or position generally similar thereto.

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

The Company believes there may be persons with prior felony convictions, who are affiliated with certain shareholders, who beneficially own in excess of 5% of a class of voting stock of the Company, who may be found unsuitable by the Mississippi Gaming Commission.  Article X of the Company’s Articles of Incorporation, as amended, provides that the “Company may repurchase or redeem shares, at fair market value, held by any person or entity whose status as a shareholder, in the opinion of the Company’s Board of Directors, jeopardizes the approval, continued existence, or renewal by any gaming regulatory authority, of a contract to manage gaming operations, or any other tribal, federal or state license or franchise held by the Company or any of its subsidiaries.” However, there can be no assurance the Company would have sufficient funds to purchase shares held by such a person or entity.  In the event the Company was unable to purchase such shares, its ability to obtain a license could be materially and adversely affected.

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

Beer, Wine and Liquor Licensing

The sale of alcoholic beverages by casinos, including beer and wine, is subject to licensing, regulation and control by both the local jurisdiction and the Alcoholic Beverage Control Division (the “ABC”) of the Mississippi Department of Revenue. All licenses are revocable and non-transferable. The ABC has full power to limit, condition, suspend or revoke any license, and any disciplinary action could, and revocation would, have a material adverse impact upon the operations of an affected casino, its financial condition and its results of operations.

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

Competition

There is intense competition in the Mississippi market in which the Company intends to operate and in surrounding markets. The Company will compete directly with other existing gaming facilities located in Mississippi and in bordering states, including Louisiana. In addition, there may be additional casinos opening on the Gulf Coast of Mississippi and in Diamondhead where the Company's Property is located. The Company will also be competing directly and indirectly, with gaming facilities throughout the United States and throughout the world, as well as with Native American gaming operations which enjoy certain tax advantages. The Company expects this competition to increase as new gaming operators enter these markets, existing competitors expand their operations, gaming activities expand in existing jurisdictions, gaming is legalized in new jurisdictions, and legalized gaming expands on the internet. Assuming it is successful in developing a destination casino resort, the Company will also be competing with other forms of gaming and entertainment, including but not limited to, bingo, online gambling, pull tab games, card parlors, sports-book operations, pari-mutuel betting, dog racing, lotteries, jai-alai, video lottery terminals, and video poker terminals.

The following chart identifies casinos which are located in Mississippi and with which the Company will compete. Except for distances, the information contained in the chart is derived from the Mississippi Gaming Commission’s Monthly Survey Information (Property Data) for the period February 1, 2017 through February 28, 2017.

							Approximate
							Distance to
	Gaming	Slot	Table	Poker	Hotel	Total	Diamondhead
REGION	Sq. Ft	Games	Games	Games	Rooms	Parking	(in miles)

COASTAL REGION

Beau Rivage Casino	79,808	1,810	80	16	1,740	3,320	35
Boomtown Casino	37,891	905	14	0	0	1,490	33
Golden Nugget	54,728	1,191	44	9	706	1,346	35
Hard Rock Casino	53,260	1,203	47	0	479	1,802	35
Harrah’s Gulf Coast	31,419	772	32	0	499	2,705	35
IP Casino Resort Spa	81,733	1,595	58	10	1,088	3,700	33
Palace Casino	38,000	862	26	0	234	1,590	33
Treasure Bay Casino	28,140	814	26	0	195	1,096	31
Island View Casino	82,935	1,842	42	0	970	4,250	23
Hollywood Casino	56,300	1,080	19	5	291	1,700	12
Silver Slipper Casino	36,826	931	28	0	109	1,057	15
Scarlet Pearl	60,445	1,202	38	10	300	1,491	33

Region Totals	641,485	14,207	454	50	6,611	25,547

NORTHERN REGION

Bally’s Tunica
Casino	46,535	926	16	0	0	1,699	377
Fitzgerald’s Casino
Tunica	38,457	976	20	0	506	1,795	379
Gold Strike Casino
Resort	58,205	1,194	58	0	1,133	2,415	373
Hollywood Casino-
Tunica	55,000	1,039	17	6	494	1,801	379
Horseshoe Casino
And Hotel	63,000	1,100	77	24	507	1,775	373
Isle of Capri-Lula	56,985	899	21	0	399	1,500	345
Resorts Tunica
Hotel & Casino	42,902	800	9	0	201	2,738	378
Sam’s Town-
Tunica	46,000	816	20	0	700	4,308	378
Tunica Roadhouse
Casino	31,000	693	17	0	135	4,265	373

Region Totals	438,084	8,443	255	30	4,075	22,296

CENTRAL REGION

Ameristar Casino
Hotel	72,210	1,404	31	10	149	3,063	210
Harlow’s Casino
Resort	33,000	737	15	0	105	1,500	285
Lady Luck Casino	25,000	616	7	0	89	948	212
Magnolia Bluffs
Casino	16,032	476	18	0	142	427	199
Riverwalk
Casino	25,000	638	15	0	80	748	211
Trop Casino
Greenville	22,822	6092	10	0	40	734	287
Water View Casino
& Hotel	28,000	544	14	0	119	631	211

Region Totals	222,064	5,024	110	10	724	8,051

STATE TOTALS	1,301,633	27,674	819	90	11,410	55,894

Louisiana Competition

The Company believes that its greatest competition will come from any existing and any new casinos that might be constructed in or around Diamondhead, Bay St. Louis, Gulfport and Biloxi, Mississippi due to their close proximity to the Diamondhead Property. While the Company’s primary competition will come from the foregoing, the Company’s Diamondhead, Mississippi casino will also compete with casinos and other gaming located in the adjacent State of Louisiana.

Louisiana has four land-based casinos. Inasmuch as the Company’s casino will be land-based, the Company’s primary competition is expected to come from Harrah’s land-based casino located in downtown New Orleans. This casino is approximately one hour from the Diamondhead site. Three of the land-based casinos in Louisiana are Indian casinos, which are located in Marksville in central Louisiana and in Kinder and Charenton in southern Louisiana. These are not expected to represent significant competition because of their distance from the Diamondhead site.

Based on the Louisiana Gaming Control Board 20th Annual Report to the Louisiana State Legislature for the period 2015-2016, there are fifteen riverboat casinos authorized to operate in Louisiana. There are six riverboat casinos in the Shreveport-Bossier City area, which is about 360 miles from the Diamondhead Property; three in Lake Charles, which is approximately 246 miles from the Diamondhead Property; three in East Baton Rouge Parish, which is approximately 123 miles from the Diamondhead Property; and one each in Kenner, Harvey and Amelia, which are approximately 73, 71, and 139 miles, respectively, from the Diamondhead Property. As of June 30, 2015, there were approximately 1,911 video poker outlets and 14,171 video poker devices in the 31 parishes in Louisiana where video poker gaming had been approved in the local option election of November 5, 1996. These machines are authorized in bars, restaurants, hotels, off-track betting parlors and truck stops. Louisiana also has slot machine gaming at racetracks. Louisiana generated direct gaming revenue of $713,858,984, an increase of $38,355,754 from the previous year. Riverboat gaming continues to be the most dominant area in gaming in Louisiana, providing more than half of the state's gaming revenue. The cumulative effect of the foregoing could be seen as having a significant competitive effect on the Diamondhead Property project.

ITEM 1A.  RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

This section is not applicable to smaller reporting companies.

ITEM 2.  PROPERTIES

Diamondhead, Mississippi Property

The Company owns, through its wholly-owned subsidiary, Mississippi Gaming Corporation, an approximate 404 acre tract of unimproved land in Diamondhead, Mississippi. The property is located at 7051 Interstate 10, Diamondhead, Mississippi 39525 (hereafter “the Diamondhead Property” or “the Property”). The Property is located entirely within the City of Diamondhead and Hancock County. The Property is zoned “C-2-Interstate Commercial/Gaming/Resort.”

Purchase Price and Payment for the Property

On June 19, 1993, the Company, through its wholly-owned subsidiary, Mississippi Gaming Corporation (hereafter “MGC”), exercised an option to purchase the 404.5 acres of land in Diamondhead, Mississippi for $4,000,000.  MGC obtained a $2,000,000 loan from Casinos Austria Maritime Corporation (“CAMC”) to complete the purchase of the property. The loan was secured by a first mortgage on the property. The first mortgage loan was payable, interest only, at 8% per annum for fifteen months. The full principal balance on the first mortgage loan was due and payable on June 30, 1995. Prior to its due date, the first mortgage was paid in full from the proceeds of a loan obtained by the Company in May of 1995 from First Union National Bank of Florida. The loan due to First Union National Bank of Florida was subsequently paid in full.

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

Liens on Diamondhead Property

In September of 2014, a first lien was placed on the Diamondhead Property (“Property”) pursuant to a Private Placement dated February 14, 2014, as amended, to secure certain obligations of the Company. The first lien is composed of an Executives Lien and an Investors’ Lien which are in pari passu.

The first lien is composed of an “Executives Lien” for a maximum of $2 million in favor of certain executives to whom monies are owed for accrued, but unpaid salaries, expenses and Directors fees. The President of the Company is the primary beneficiary of this lien.

The first lien on the Property is also composed of an Investors' Lien, which secures the investment of purchasers of securities in a Private Placement dated February 14, 2014, as amended.  There is a lien in the aggregate amount of $1 million in favor of the Holders of the original and/or Amended and Restated First Tranche Collateralized Convertible Senior Debentures issued for an aggregate of $1 million and a lien in the aggregate amount of $850,000 in favor of the Holders of the Second Tranche Collateralized Convertible Senior Debentures issued for an aggregate of $850,000.

In 2016, a second lien in the maximum amount of $250,000 was placed on the Property to secure the principal and interest due on various notes payable which were issued in 2016. The details of these notes are more fully discussed in Note 6 of the attached consolidated financial statements attached as Exhibit 99.1 to this report.

Thus, the first and second liens on the Property total $4.1 million.

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

Office Location

The Company leases a furnished and equipped townhouse office from its President at 1013 Princess Street, in Alexandria, Virginia 22314, pursuant to a Landlord/Tenant Month to Month Lease. The terms of the lease, as adjusted for square footage and certain other applicable differences, were based on the terms of the last lease signed by the Company with an unrelated third party for unfurnished office space leased in Largo, Florida. The Company pays a base rent in the amount of $4,534 per month for approximately 2,473 square feet of commercial space, in addition to any and all expenses relating to the property, including property taxes, property insurance, telephone, electric, water and cable. The Company’s executive office and all of its active files are located in this office.

ITEM 3.   LEGAL PROCEEDINGS

College Health & Investment, L.P. v. Diamondhead Casino Corporation (Delaware Superior Court)(C.A. No. N15C-01-119-WCC)

On January 15, 2015, the plaintiff, a beneficial owner of in excess of 5% of the common stock of the Company, filed suit for breach of a Promissory Note issued March 25, 2010, in the principle amount of $150,000, with interest payable at 12% per annum, with a maturity date of March 25, 2012. Plaintiff seeks payment of principle of $150,000, interest due through December 31, 2014 in the amount of $45,000, and interest due of 12% per annum from December 31, 2014 until entry of judgment. The Note, as well as the accrued interest thereon, are shown as current liabilities on the Company’s balance sheet at December 31, 2015. On January 22, 2015, the defendant forwarded a Notice of Conversion to plaintiff, exercising the Borrower's right to convert the principal and any interest due on the Note into common stock. On February 11, 2015, the Company moved to dismiss the complaint as moot. The plaintiff filed an opposition to the motion to dismiss alleging that the Note was convertible only prior to its maturity date. On July 2, 2015, the Court agreed with the Plaintiff and denied the Company's motion to dismiss. On July 16, 2015, the Company filed an Answer and Grounds of Defense.  On August 18, 2015, the Company filed a Suggestion of Bankruptcy and Automatic Stay. The matter was stayed due to the below-referenced bankruptcy action (Case No. 15-11647) which has now concluded. No further activity has occurred in this case.

College Health & Investment, L.P. v. Diamondhead Casino Corporation (In the Court of Chancery of the State of Delaware (C.A. No. 10663-CB)

On February 13, 2015, the plaintiff, a beneficial owner of in excess of 5% of the common stock of the Company, filed a Verified Complaint Pursuant to 8 Del.C.§211(c), with a Verification signed by the plaintiff's General Partner, Samuel I. Burstyn, seeking an order compelling the Company to hold an annual meeting. The Company agreed to entry of an Order setting  a new date for an annual meeting of June 8, 2015, a Record Date of April 24, 2015, and to clarify that there is no advance notice requirement for the submission of stockholder proposals at the Company's annual stockholders' meetings. The plaintiff sought costs and expenses, including attorneys' fees. On or about July 7, 2015, the Plaintiff filed a Motion for an Award of Attorneys' Fees and Reimbursement of Expenses in the total amount of $150,000 for both this case and the following case.  The Company filed an opposition to this motion. On August 18, 2015, the Company filed a Suggestion of Bankruptcy and Automatic Stay. The matter was stayed due to the below-referenced bankruptcy action (Case No. 15-11647) which has now concluded. No further activity has occurred in this case.

College Health & Investment, L.P. v. Edson R. Arneault, Deborah A. Vitale, Gregory A. Harrison, Martin Blount and Benjamin Harrell(In the Court of Chancery of the State of Delaware)(C.A. No. 10793-CB)

On March 14, 2015, the plaintiff, a beneficial owner in excess of 5% of the common stock of the Company, filed a Verified Complaint, with a Verification signed by the plaintiff's General Partner, Samuel I. Burstyn. In Count I, the plaintiff alleges that the defendants breached their fiduciary duty of disclosure. In Count II, the plaintiff alleges that defendants breached their fiduciary duties of loyalty and care. The plaintiff sought injunctive relief, but no monetary damages other than attorney’s fees. The defendants believe that plaintiff's claims are without merit and intend to vigorously defend this lawsuit.  In addition, on or about July 30, 2015, the defendant directors filed Defendants' Answer and Verified Counterclaims for defamation, breach of fiduciary duty and aiding and abetting a breach of fiduciary duty. On August 19, 2015, the plaintiff filed a Motion to Dismiss the Counterclaims. As noted above, on or about July 7, 2015, the Plaintiff filed a Motion for an Award of Attorneys' Fees and Reimbursement of Expenses in the total amount of $150,000 in this case and the above-referenced case.  On or about August 26, 2015, the defendants filed an Opposition to Plaintiff's Motion for an Award of Fees and Reimbursement of Expenses.  On September 25, 2015, the parties entered into a Stipulation and [Proposed] Order Staying Litigation pending the below-referenced bankruptcy action (Case No. 15-11647) which has now concluded.. No further activity has occurred in this case.

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

On June 7, 2016, the Court entered an Order granting the Company's Motion to Dismiss the Involuntary Petitions. In its accompanying Opinion, the Court found, in part, that based on the totality of the circumstances, the Creditors' primary concern in filing the involuntary petition was to effect a change in management to benefit their investments as stockholders, which was not a proper purpose for filing an involuntary bankruptcy petition. On June 30, 2016, the Company filed a Motion for an Award of Fees and Expenses and Punitive Damages. On August 11, 2016, the Petitioning Creditors filed an Opposition to the Company's Motion for an Award of Fees and Expenses and Punitive Damages. On August 31, 2016, the Court entered an Order awarding judgment to the Company for attorneys’ fees and expenses against the Petitioners, jointly and severally, in the amount of $54,886. On September 1, 2016, the Court filed an Amended Order in which it further stated that the amounts awarded were not subject to any setoff against amounts owed by the Company to the Petitioners. The Company has filed a collection action against the Petitioners to collect the attorneys' fees and expenses incurred in defending this action.

Edson R. Arneault, Kathleen Devlin and James Devlin, J. Steven Emerson, Emerson Partners, J. Steven Emerson Roth IRA, Steven Rothstein, and Barry Stark and Irene Stark v. Diamondhead Casino Corporation (In the United States District Court for the District of Delaware (C.A. No. 1:16-cv-00989-UNA)

On October 25, 2016, the above-named Debenture holders filed a Complaint against the Company in the United States District Court for the District of Delaware for monies due and owing pursuant to certain Collateralized Convertible Senior Debentures issued on March 31, 2014 and December 31, 2014. The plaintiffs are seeking $1.4 million, plus interest from January 1, 2015, together with costs and fees. The Company was served with the Complaint on October 31, 2016. On November 21, 2016, the Company filed a motion to dismiss for lack of subject matter jurisdiction due to failure to plead diversity. On February 21, 2017, the plaintiffs filed a motion for leave to amend their complaint based upon declarations of citizenship previously filed with the court.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

The market price of the Company’s common stock was highly volatile when it traded in the past. A lack of liquidity in the stock, announcements by the Company, its competitors, the industry, or other casino-related, gaming-related, economy-related, or various other announcements, can lead to wide swings in the market price of the Common Stock when it does trade.

From November 22, 2002 until September 3, 2014, when its registration was revoked, shares of the Company’s Common Stock, $.001 par value (the “Common Stock”), traded on the over-the-counter market under the symbol “DHCC.” The Company subsequently filed a registration statement with the Securities and Exchange Commission and that registration became effective May 30, 2015. However, the Company also had to obtain approval to again trade on the open market. On or about October 26, 2015, the Company’s common stock began trading once again on the over-the-counter market under the symbol “DHCC”. The following table sets forth the high and low closing price quotations of the Common Stock in each quarter during the periods set forth. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2016		2015
	High	Low	High		Low

First Quarter	$0.19	$0.10	$—	*	$—	*
Second Quarter	0.15	0.10	—	*	—	*
Third Quarter	0.13	0.05	—	*	—	*
Fourth Quarter	0.09	0.06	0.15		0.08

* The Registrant's common stock registration was revoked effective September 4, 2014. On September 3, 2014, the common stock had a closing price of $0.46 per share. The Registrant subsequently filed a registration statement with the SEC which became effective May 30, 2015. The Company's common stock began to trade again in the fourth quarter of 2015, in or about October 2015.

On March 1, 2017, there were 850 registered holders of record of the Common Stock of the Company.

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

Equity Compensation Plans

Plan Stock Options

On December 19, 1988, the Company adopted a stock option plan (the “Plan”) for its officers and management personnel under which options could be granted to purchase up to 1,000,000 shares of the Company’s common stock. Accordingly, the Company reserved 1,000,000 shares for issuance under the Plan. The option price may not be less than 100% of the market value of the shares on the date of the grant.  The options expire within ten years from the date of grant.  At December 31, 2016, no options from this plan were issued or exercised.

Non-Plan Stock Options

The Company has, from time to time, awarded non-plan stock options to its Directors, Officers and key employees. The table below summarizes the status of all non-plan options currently outstanding issued to Company Directors, Officers, and former Officers and employees of the Company.

	December 31, 2016		December 31, 2015
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	3,440,000	$.44	3,440,000	$.44
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	25,000.75		—	—
Outstanding at end of year	3,415,000	$.34	3,440,000	$.44
Options exercisable at year-end	3,415,000		3,440,000

Recent Sales of Equity Securities

None.

Repurchase of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read together with the consolidated financial statements and related notes thereto, for the year ended December 31, 2016 and 2015, attached as Exhibit 99.1 to this report.

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

Liquidity

The Company has incurred continued losses over the  years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has had no operations since it ended its gambling cruise ship operations in 2000. Since that time, the Company has concentrated its efforts on the development of its Diamondhead, Mississippi Property. The development of the Diamondhead Property is dependent on obtaining the necessary capital, through equity and/or debt financing, unilaterally, or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, staff, open, and operate a casino resort. In the past, the Company has been able to sustain itself through various short term borrowings, however, as of December 31, 2016, the Company cash on hand amounted to $17,606, while accounts payable and accrued expenses totaled $4,784,690. Therefore, in order to sustain itself, it is imperative that the Company secure a source of funds to provide further working capital.

In addition, a Line of Credit in the amount of $1,000,000 obtained in October 2008, was payable in November 2012 and Convertible Notes issued pursuant to two Private Placements offered in 2010, totaling $962,500 in aggregate at December 31, 2016, had become payable beginning in March 2012 and extending at various dates through June 2013. In addition, Debenture holders representing $1,400,000 of the $1,850,000 of debentures issued, filed a Complaint against the Company in the United States District Court for the District of Delaware for monies due and owing pursuant to certain Collateralized Convertible Senior Debentures issued on March 31, 2014 and December 31, 2014. The plaintiffs are seeking $1.4 million, plus interest from January 1, 2015, together with costs and fees.

As of the date of the filing of this report, none of the aforementioned debt obligations have been satisfied and the Company is in default of the repayment terms of those facilities.

The above conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Financial Results and Analysis

As reflected in the accompanying consolidated financial statements, the Company recorded a net loss applicable to common shareholders of $1,284,959 for the year ending December 31, 2016 and net income applicable to common shareholders of $53,242 for the year ending December 31, 2015, and expects continued losses for the foreseeable future. The net loss in 2016 included a charge for the change in fair value of the derivative liability in the amount of $325,719. Material to the 2015 result was a reported decrease in the fair value of a derivative liability in the amount of $2,049,663 which benefited those results, as well as a charge in the amount of $295,222 for stock-based compensation. General and administrative expenses incurred totaled $665,610 and $1,085,170 for the years ending December 31, 2016 and 2015, respectively. The table below depicts the major categories comprising those expenses:

	December 31,	December 31,
DESCRIPTION	2016	2015
Payroll and Related Taxes	$300,000	$450,432
Director Fees	90,000	90,000
Professional Fess	105,314	177,990
Annual Meeting Expenses	—	70,776
Stock Transfer and Escrow Fees	5,704	14,833
Rents and Insurances	70,719	86,663
Fines and Penalties	32,082	90,246
Re-Listing Fees	—	14,100
Edgar Reporting Fees	6,606	16,362
Settlement Fee Paid to Director	15,000	—
Land Valuation Fee	—	12,500
All Other Expenses	40,185	61,268

Total General and Administrative Expenses	$665,610	$1,085,170

The decrease in payroll and related taxes in 2016 versus 2015 in the amount of $150,432 arises from the fact that the Chairman of the Board in 2015 received five months of compensation in 2015 (January 1, 2015 through May 30, 2015) prior to his resignation effective June 8, 2015.

The amount reported as payroll includes amounts not actually paid to employees, but accrued as debt payable to employees. The Company compensated only one employee in 2016, the President and CEO of the Registrant, who also served as a Director, Chief Financial Officer, Treasurer and Secretary of the Registrant and held various positions in the Registrant’s subsidiaries.

The Company paid no gross wages in 2016 to its President, accruing the entire $300,000 of her salary. Combined gross wages of $250,000 for the year ending December 31, 2015 were paid to the two Executive during that year, with the additional unpaid wages totaling $181,575, being accrued.

Professional fees decreased $72,676 in 2016 over the prior year. The decrease was due to accounting, audit and review services required in connection with the preparation of the Company’s registration statement filed in 2015 and amendments thereto and legal fees associated with the litigation occurring in 2015.

In 2016, the Company incurred a one-time expense for a payment in the amount of $15,000 to a Director in connection with his efforts associated with certain litigation which resulted in the Company collecting net settlement proceeds of $150,000 in the second quarter of 2016.

In 2015, the Company incurred expenses associated with its annual meeting of stockholders held on June 8, 2015 in the amount of $70,776; fees totaling $14,100 to enable its stock to trade again on the over-the-counter market; and fees in the amount of $12,500 to commission a land valuation. No comparable expenses for those categories were incurred in 2016.

All other expenses shown in the above chart decreased $21,086 in 2016 compared to the prior year. The decrease is attributable to expenses incurred in connection with an Involuntary Petition filed in the United States Bankruptcy Court for the District of Delaware in 2015 which included significant costs for court reporter fees, depositions, transcripts and copying costs.

Interest expense incurred in 2016 totaled $412,005 of which $137,366 was interest accrued for unpaid payroll due officers and $274,639 accrued for outstanding notes, debentures and a line of credit. Interest expense incurred in 2015 totaled $361,620 of which $112,810 was interest accrued for unpaid payroll due officers and $248,810 accrued for outstanding notes, debentures and a line of credit. The increase in interest on notes, debentures and the line of credit in the amount of $36,732, is primarily due to a full year of interest accruing on the Tranche 2 Debentures, which under the terms of that agreement, began accruing interest June 28, 2015 and accrued interest on secured notes totaling $137,500 which originated in 2016.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements for the years ended December 31, 2016 and 2015 are attached to this report as Exhibits 99.1.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of the Chief Executive Officer/Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.

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

The Chief Executive Officer/Chief Financial Officer conducted an evaluation of the effectiveness of internal control over financial reporting. Based on this evaluation, the Chief Executive Officer/ Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter of the year ending December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

Part III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below is information regarding the Company's Directors who were elected at an Annual Meeting of Stockholders held on June 8, 2015 and continued as members of the Board of Directors through December 31, 2016. Officers are appointed annually by the Board of Directors to hold office until an officer’s successor has been duly appointed and qualified, unless an officer dies, resigns, is replaced, or is removed by the Board of Directors. Directors are elected to serve until the next Annual Meeting of Stockholders and until their successors are elected and qualified. A majority of directors constitutes a quorum of the Board of Directors for the transaction of business. The directors must be present at a meeting, in person or telephonically, to constitute a quorum. Any action required or permitted to be taken by the Board of Directors individually or collectively, may be taken without a meeting if all members of the Board of Directors consent, in writing, to the action.

Officers and
Directors	Age	Position(s)
Deborah A. Vitale	66	Director, President, Secretary, Treasurer and Chief Financial Officer
Martin Blount	54	Director
Benjamin J. Harrell	63	Director, Vice-President
Gregory A. Harrison	72	Chairman of the Board of Diamondhead Casino Corporation, Vice-President
Robert S. Crow III	61	Director
John St. Peter	74	Director

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

Gregory A. Harrison, Ph.D., P.E. has served as a Director of the Company since February 20, 1998. On June 16, 2015, Dr. Harrison was appointed Chairman of the Board of the Company. Dr. Harrison was appointed Vice-President of the Company on July 18, 2002. Mr. Harrison served as Secretary of the Company from July 25, 2002 until January 2012. Dr. Harrison is a consulting forensic engineer with fifty years of diversified fire protection/safety/project engineering experience with NASA, DOD, NBS, NRC, ARAMCO, and Tenera, L.P. Dr. Harrison is licensed in six states and, effective August 27, 2004, became a Professional Engineer licensed to practice in the state of Mississippi. Dr. Harrison is an expert with respect to the concept of Highly Protective Risk (HPR) and HPR insurance principles and is intimately familiar with Factory Mutual Global Insurance construction requirements. Dr. Harrison has qualified as an expert witness in various courts in fifteen states. Dr. Harrison received a B.S. degree in Fire Protection Engineering from the University of Maryland, an M.S. degree in Civil Engineering from the University of Maryland, an M.S. degree in Engineering Administration from George Washington University and a Ph.D. in Safety Engineering from Kennedy-Western University. Dr. Harrison has held a top secret security clearance with the U.S. Department of Energy, the U.S. Nuclear Regulatory Commission, and the Department of Defense. Dr. Harrison has served on the Board of Directors of Data Measurement Corporation and was an Advisory Board member of United Bank and First Patriot National Bank.  The Board believes Mr. Harrison is qualified to serve as a Director due to his prior experience as a director on other Boards, due to his prior experience as a Director and Vice-President of the Company when it was an operating casino entity, and due to his background and experience in construction management, structural engineering, environmental engineering, fire protection and life safety.

Robert S. Crow, III has served as a Director of the Company since April 20, 2015. Mr. Crow is a licensed real estate agent with extensive experience in contract negotiations involving real estate and mortgage banking, having closed on approximately five hundred homes. Mr. Crow also has experience in land development, home renovations, and real estate marketing. Since approximately 1976, Mr. Crow’s sales have placed him in the top 1% of real estate agents in the United States.  Since 1991, Mr. Crow has worked as an independent contractor for RE/MAX Realty Group located in Gaithersburg, Maryland.  Mr. Crow has been involved in various City projects and several zoning related matters and has served on the Executive Committee of his neighborhood Citizen’s Association. Mr. Crow has been a shareholder of the Company for over fifteen years, is intimately familiar with the Company, its history, its former operations, and the history of the Diamondhead Property, which he has inspected. The Board believes Mr. Crow is qualified to serve as a Director due to his extensive experience in contract negotiations and real estate.

John St. Peter has served as a Director of the Company since April 21, 2015.  Mr. St. Peter graduated with a BS degree in business from American University and received an MBA from Hood College. Mr. St. Peter has been retired for approximately twenty years. Prior to his retirement, Mr. St. Peter served as Senior Vice President for Planning at AVEMCO, an Insurance Holding Company, listed on the New York Stock Exchange, with an emphasis on general aviation. While with AVEMCO, Mr. St. Peter held various positions and managed a federally licensed Small Business Investment Company. Mr. St. Peter has had experience with various sized mergers and acquisitions and corporate turnarounds and divestitures, all under the umbrella of AVEMCO.  Mr. St. Peter has served on a number of Not for Profit and Charity Boards. Mr. St. Peter has visited the Company’s Diamondhead Property on multiple occasions and is familiar with the Diamondhead, Mississippi, New Orleans and surrounding geographic area. The Board believes Mr. St. Peter is qualified to serve as a Director due to his corporate and business background and experience with a publicly-traded company.

Committees of the Board of Directors

The Securities and Exchange Commission has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. One of the rules requires a company to disclose whether it has an “audit committee financial expert” serving on its audit committee. Based on its review of the criteria of an audit committee financial expert under the rule adopted by the SEC, the Board of Directors does not believe that any member of the Board of Directors would be described as an audit committee financial expert. At this time, the Board of Directors acts collectively as the Audit Committee and such efforts are coordinated by Director Martin Blount, who, by virtue of the fact that he is not an officer or employee of the Company, is considered an independent Director.

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

The Committee considers and reviews, from time to time, the appropriate size and composition of the Board and anticipates future vacancies and needs of the Board. In evaluating possible nominees, the Board considers, among other things, the background, experience, education and knowledge of a candidate, his familiarity with the gaming industry and related industries, his experience with publicly-traded entities, and his integrity and judgment. The Board considers the potential contribution a candidate will bring to the backgrounds, experience, and skills of the existing Board of Directors. The Board also considers a candidate’s ability to devote sufficient time and effort to his duties as a Director. After evaluation and review of candidates who meet the Board’s criteria, the Committee considers its then-current needs and selects the nominees that best suit those needs.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's outstanding Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. These persons are required by SEC regulations to furnish the Company with copies of all such reports they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers and directors and beneficial owners of more than 10% of the Company's stock, have been complied with for the period to which this Form 10-K relates.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company only compensated one executive in 2016, the President and CEO, who also serves as a Director, and Chief Financial Officer, Treasurer and Secretary of the Registrant and held various positions in the Registrant’s subsidiaries. The Board of Directors monitors and approves compensation paid to executives of the Company.

Executive Compensation

Mr. Edson Arneault served as Chairman of the Board of Directors from March 31, 2014 through June 8, 2015.  Based on his past industry-specific experience and, due to the Company’s limited finances, the Board of Directors determined his annual salary to be $300,000.

The Board of Directors determined Ms. Vitale’s base salary to be $300,000 per annum. Ms. Vitale’s base salary reflects her contribution to the Company in a myriad of corporate roles and responsibilities. The Board recognized that Ms. Vitale manages the Company’s business without the benefit of any administrative staff normally associated with the management of a publicly-traded company at significant savings to the Company. Since mid-November of 2009, the Company has, from time to time, been unable to pay Ms. Vitale the salary due her because of a lack of funds. At December 31, 2016, Ms. Vitale was entitled to cash compensation of $1,566,996 for services rendered from 2010 through 2016, which has accrued and is unpaid at December 31, 2016. In addition, on October 12, 2012, the Board of Directors approved a motion to pay interest at 9% per annum on the unpaid compensation due Ms. Vitale retroactive to the outstanding amounts due beginning in 2010 through the date of actual payment. The following table sets forth the amounts due Ms. Vitale for unpaid salary for each of the years 2010 through 2016 and the interest due thereon. None of the accrued salary or interest has been paid to Ms. Vitale to date.

	TOTAL	SALARY	SALARY	INTEREST
YEAR	SALARY	PAID	ACCRUED	EARNED
2010	300,000	$ 161,538	$ 138,462	$ 3,221
2011	300,000	96,466	203,534	18,837
2012	300,000	None	300,000	43,462
2013	300,000	None	300,000	70,428
2014	300,000	150,000	150,000	91,739
2015	300,000	125,000	175,000	101,899
2016	300,000	None	300,000	126,463
		$ 533,004	$ 1,566,996	$ 456,049

The following table provides information concerning the compensation of the former Chairman of the Board of Directors and the President and Chief Executive Officer. No cash compensation was paid to any other officer during 2016 and 2015.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified	(3)
					(2)	Incentive	Deferred	All
Name and		(1)		Stock	Option	Plan	Compensation	Other
Occupation	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Edson Arneault	2016	$ N/A	N/A	N/A	N/A	N/A	N/A	N/A	$	N/A
Former Chairman	2015	$131,575	None	None	None	None	None	$ None		$131,575

Deborah A. Vitale	2016	$300,000	None	None	None	None	None	$141,463		$441,463
President	2015	$300,000	None	None	$188,394	None	None	$116,899		$605,293

(1)     Mr. Arneault became employed by the Company effective March 31, 2014. In 2015, Mr. Arneault was paid $125,000 of his prorated salary through his termination date, June 8, 2015, with the remaining $6,575 to be paid when Company finances permit. In 2016 none of Ms. Vitale’s salary compensation was paid to her and therefore, the $300,000 of salary compensation will be paid to her when Company finances permit. In 2015, Ms. Vitale was paid $125,000 of her salary for 2015 with the remaining $175,000 to be paid when Company finances permit.

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

Reference is hereby made to Note 3, “Summary of Significant Accounting Policies — Stock Based Compensation” in the attached consolidated financial statements, for a determination of the variables used in computing the value of option awards.

(3)     In 2016, Ms. Vitale earned an annual Director fee of $15,000. In addition, in 2016, Ms. Vitale earned interest in the amount of $126,463 on the portion of her unpaid salaried compensation for the years 2010 through 2016. In 2015, Ms. Vitale earned an annual Director fee of $15,000. In addition, in 2015, Ms. Vitale earned interest in the amount of $101,899 on the portion of her unpaid compensation for the years 2010 through 2015.

The following tables provide a summary of the outstanding equity awards of the President at December 31, 2016.

SUMMARY OF OUTSANDING EQUITY AWARDS AT FISCAL YEAR END

Option Awards

			Equity
			Incentive
			Plan
			Awards
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexpired	Option	Option
	Options	Options	Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable	Options	Price	Date
Deborah A. Vitale	2,000,000	None	None	$0.19	3/13/18
	750,000	None	None	$0.30	3/13/18
	75,000	None	None	$0.75	3/13/18

Stock Awards

			Equity	Incentive
			Incentive	Plan Awards
			Plan Awards	Market or
			Number of	Payout Value
	Number of	Market Value of	Unearned	of Unearned
	Shares or Units	Shares or Units	Shares, Units or	Shares, Units or
	Of Stock That	Of Stock That	Other Rights That	Other Rights That
	Have Not	Have Not	Have Not	Have Not
Name	Vested	Vested	Vested	Vested
Deborah A. Vitale	None	None	None	None

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired	Realized	Acquired	Realized
	On	On	On	On
Name	Exercise	Exercise	Vesting	Vesting
Deborah A. Vitale	None	None	None	None

The Company sponsors an employee stock ownership plan which is a tax deferred defined contribution pension plan formed in 1994. Ms. Vitale has been a plan participant since 1998. No contributions were made to Ms. Vitale’s participant account for the years ending December 31, 2016 or 2015.

At December 31, 2016, Ms. Vitale was 100% vested in 447,272 share of common stock which had been contributed to the plan on her behalf in past years.

Directors’ Compensation

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

The table below summarizes Director Compensation for the year ended December 31, 2016.

DIRECTOR COMPENSATION

	Earned or			Non- Equity	Deferred	(1)
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

Gregory A. Harrison	$15,000	None	None	None	None	$10,903	$25,903
Benjamin Harrell	$15,000	None	None	None	None	None	$15,000
Martin Blount	$15,000	None	None	None	None	None	$15,000
Robert Crow	$15,000	None	None	None	None	None	$15,000
John St. Peter	$15,000	None	None	None	None	None	$15,000

(1) Mr. Harrison earned $10,903 of interest in 2016 which accrued to his benefit for unpaid compensation for the years 2010 and 2011. None of the above interest due was paid to Mr. Harrison in 2016.

Other Compensation Arrangements

Gregory A. Harrison, the current Chairman of the Board of Directors and a Vice President, was  previously a compensated employee of the Company until December 31, 2011. Mr. Harrison is still due compensation for unpaid salary of $51,140 for the year 2010 and $70,000 for the year 2011. On October 12, 2012, the Board of Directors approved a motion to pay interest at 9% per annum on the unpaid compensation due Mr. Harrison retroactive to the outstanding amounts due beginning in 2010 through the date of actual payment. Interest on the unpaid salary due to Mr. Harrison was $2,122 in 2010, $7,648 in 2011, $10,903 in 2012, $10,903 in 2013, $10,903 in 2014, $10,903 in 2015 and $10,903 in 2016. The total accrued interest through December 31, 2016 was $64,293. None of the interest due to Mr. Harrison has been paid to date.

Director Blount was paid $15,000 in connection with his efforts associated with certain litigation which resulted in the Company collecting net settlement proceeds of $150,000 in the second quarter of 2016.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2016, to the Company’s knowledge, based on filings with the Securities & Exchange Commission by certain beneficial owners and/or information received by the Company, the beneficial ownership of the outstanding Voting Stock held by (i) each person or entity beneficially owning more than 5% of the shares of any class of Voting Stock, (ii) each director, nominee, and certain executive officers, individually, and (iii) all directors and executive officers as a group. The Common Stock and the Voting Preferred Stock vote as a single class and each share thereof is entitled to one vote per share.

BENEFICIAL OWNER	AMOUNT OF BENEFICIAL OWNERSHIP	CLASS OF STOCK	PERCENT OF CLASS	PERCENT OF VOTING (1)

Europa Cruises Corporation Employee Stock Ownership Plan Trust Deborah A. Vitale, Trustee (2) 1013 Princess Street Alexandria, Virginia 22314	2,227,280	Common	4.93%	4.74%

Deborah A. Vitale (2)(3) Director, President, Secretary, Treasurer and Chief Financial Officer Chairman, President, Secretary and Treasurer of Casino World, Inc. Chairman, President, Secretary and Treasurer of Mississippi Gaming Corporation 1013 Princess Street Alexandria, Virginia 22314	6,266,552	Common	13.87%	13.33%

Gregory Harrison (4) Chairman and Vice President 16209 Kimberly Grove Gaithersburg, Maryland 20878	1,462,554	Common	3.24%	3.11%

Benjamin J. Harrell (5) Director and Vice President 162 Hesper Avenue Metairie, Louisiana 70005	475,000	Common	1.05%	1.01%

Martin Blount Director c/o 1013 Princess Street Alexandria, Virginia 22314	—

Robert S. Crow III (6) Director 5910 Coral Sea Avenue Rockville, Maryland 20851	1,184,869	Common	2.62%	2.52%

John St. Peter (7) Director 22121 Creekview Drive Gaithersburg, Maryland 20882	403,001	Common	.89%	.86%

Serco International Financial Advisory and	901,831	Common S-NR	2.00%	5.80%
Management Services Limited (8)	900,000	Preferred S-	100.00%
P.O. Box 52 A-1072 Vienna, Austria	926,000	Preferred	100.00%

Austroinvest International Limited (8)	901,831	Common S-NR	2.00%	5.80%
30, DeCastro Street,	900,000	Preferred S-	100.00%
Road Town Tortola, British Virgin Islands	926,000	Preferred	100.00%

Serco International Limited (8)	901,831	Common S-NR	2.00%	5.80%
4, George Street	900,000	Preferred S-	100.00%
Mareva House P.O. Box N-3937 Nassau, Bahamas	926,000	Preferred	100.00%

Ernst G. Walter (8)	901,831	Common S-NR	2.00%	5.80%
P.O. Box 15	900,000	Preferred S-	100.00%
1072 Vienna, Austria	926,000	Preferred	100.00%

College Health and Investment Ltd. (9) College Health and Investment LP (9) Samuel I. Burstyn, General Partner	3,215,982	Common	6.93%	6.67%
701 Brickell Avenue, 24th Fl Miami, FL 33131

All Directors & Executive Officers (8 Persons)	9,791,976	Common	21.67%	20.83%

(1) Common Stock, Series S-NR Preferred Stock and Series S Preferred Stock have been combined for the purpose of calculating voting percentages.

(2) The Europa Cruises Corporation Employee Stock Ownership Plan (“ESOP”) was established on August 18, 1994. The Trustee of the ESOP is Deborah A. Vitale. As of December 31, 2016, a total of 2,295,450 ESOP shares had been released for allocation to participants in the ESOP and an additional 477,270 shares had been forfeited by the Trust. The participants in the ESOP are entitled to direct the Trustee as to the manner in which the Company’s allocated shares are voted. The remaining 2,227,280 unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.

(3) Includes 2,227,280 unallocated common shares of the ESOP Trust; 767,000 shares of Common Stock owned directly by Ms. Vitale; options to purchase 2,825,000 shares of Common Stock; and 447,272 shares of Common Stock, which represent shares of Common Stock held in Ms. Vitale’s fully vested ESOP participant account.

(4) Includes 1,247,279 shares of Common Stock owned directly by Mr. Harrison; options to purchase 150,000 shares of Common Stock; a convertible Promissory Note which is convertible or exercisable into a total of 50,000 shares of common stock and 15,275 shares of Common Stock held in Mr. Harrison’s fully vested ESOP participation account. Pursuant to a Private Placement dated February 14, 2014, on March 31, 2014, Mr. Harrison purchased a Collateralized Convertible Senior Debenture convertible into 166,667 shares of Common Stock. The conditions required for conversion of this Debenture into Common Stock of the Company have not yet been met. Assuming the conditions required for conversion are met in the future, Mr. Harrison’s Debenture would be converted into a total of 166,667 shares of Common Stock without any action on the part of Mr. Harrison, at which time his holdings, assuming no other changes occurred, would total 1,629,221.

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

(9) Includes 1,659,868 shares of Common Stock owned by College Health & Investment LP, 506,164 shares of Common Stock owned by College Health & Investment Ltd, 200,000 shares of Common Stock owned by Alana Burstyn, 199,950 shares of Common Stock owned by Sean Burstyn, c/o Burstyn.  College Health & Investment Ltd. holds a Promissory Note, issued March 25, 2010, convertible into 300,000 shares of Common Stock and Warrants to purchase 350,000 shares of Common Stock at $0.25 per share. The foregoing persons and entities appear to share a common address, 701 Brickell Avenue, Miami, FL 33131. Samuel I. Burstyn is the General Partner of College Health & Investment LP, which the General Partner maintains, is also known as College Health & Investment, Ltd. Does not include 200,000 shares of Common Stock held by Shari Jakobowitz, Custodian FBO Ava Burstyn, under the Florida Uniform Transfer Minor Act. College Health & Investment L.P. claims it assigned the Promissory Note dated March 25, 2010 to DDM Holdings, LLC. The Company does not recognize the alleged assignment.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On August 18, 1994, the Company (f/k/a Europa Cruises Corporation), established the Europa Cruises Corporation Employee Stock Ownership Plan (the “ESOP”). The ESOP, which is a qualified retirement plan under the provisions of Section 401(a) of the Internal Revenue Code and an employee stock ownership plan within the meaning of Section 4975(e)(7) of the Internal Revenue Code, was established primarily to invest in stock of the Company. All employees as of December 31, 1994, and subsequent new employees having completed 1,000 hours of service, are eligible to participate in the ESOP. The Company also established a trust called the Europa Cruises Corporation Employee Stock Ownership Plan Trust Agreement, to serve as the funding vehicle for the ESOP. Deborah A. Vitale is the sole Trustee of the Trust.

As of December 31, 2016, a total of 2,295,450 shares of Common Stock had been released for allocation to participants in the ESOP. An additional 477,270 shares had been forfeited by the Trust. The Company made no contributions to the ESOP Plan for the years ended December 31, 2011, 2012, 2013, 2014, 2015 and 2016. The participants in the ESOP are entitled to direct the Trustee as to the manner in which the Company’s allocated shares are voted. The remaining 2,227,280 unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.

On August 21, 1994, the Company loaned $4,275,000 to the ESOP in exchange for a ten-year promissory note bearing interest at eight percent per annum. On August 24, 1994, the ESOP purchased 2,880,000 shares of the Company’s Common Stock with the proceeds of the loan. On August 25, 1994, the Company loaned an additional $3,180,000 to the ESOP in exchange for a ten year promissory note bearing interest at eight percent per annum. On August 26,1994, the ESOP purchased an additional 2,120,000 shares of the Company’s Common Stock with the proceeds of the loan. The shares of Common Stock were pledged to the Company as security for the loans. The promissory notes will be repaid with the proceeds of annual contributions made by the Company to the ESOP. In April of 1995, the Company agreed to extend the maturity of the loans to twenty years. Effective for the Plan year beginning January 1, 2001, the Company amended the plan and related loans for the purpose of limiting excise tax liability for plan contributions in excess of IRS Code Section 415 limitations. To accomplish this, the Company agreed to extend the maturity of the loans to fifty years.

The Company leases a furnished and equipped townhouse office from its President at 1013 Princess Street, in Alexandria, Virginia 22314, pursuant to a Landlord/Tenant Month to Month Lease. The terms of the lease, as adjusted for square footage and certain other applicable differences, were based on the terms of the last lease signed by the Company with an unrelated third party for unfurnished office space leased in Largo, Florida. The lease calls for payment by the Company of a base rent in the amount of $4,534 per month, or $54,408 per year, for approximately 2,473 square feet of commercial space, in addition to any and all expenses relating to the property, including property taxes, property insurance, telephone, electric, water and cable. The Company’s office and all of its active files are located in this office.

In 2016, Ms. Vitale received payment for six months' base rent in the amount of $27,204. The remaining base rent due, in the amount of $27,204, was accrued. In 2015, Ms. Vitale received payment for ten months' base rent in the amount of $45,340. The remaining base rent due, in the amount of $9,068, was accrued.

For the year ended December 31, 2016, rent expense associated with this lease amounted to base rent in the amount of $54,408 and associated rental costs of $12,743, for a total of $67,151. For the year ended December 31, 2015, rent expense associated with this lease amounted to base rent in the amount of $54,408 and associated rental costs of $12,983, for a total of $67,391.

In June of 2016, the Company paid a Director $15,000 in connection with his efforts associated with certain litigation which resulted in the Company collecting net settlement proceeds of $150,000 in the second quarter of 2016.

In the first four months of 2016, the Company received cash advances totaling $25,000 from three current Directors of the Company: Proceeds from the cash advances were earmarked for the payment of accounting and auditing fees and other expenses required to file the Company's Form 10-Q. On August 25, 2016, the Company issued a Note to the foregoing lenders which bears interest at 8% per annum, with a full year of interest accruing in any year in which the advance remains unpaid, and matures four years from the date of issuance. Accrued interest on the above totaled $2,000 at December 31, 2016.

In the third quarter of 2016, the Chairman of the Board of Directors of the Company loaned the Company an additional $90,000. On August 25, 2016, the Company issued a Note to the Chairman of the Board. The Note bears interest at 14% per annum effective August 1, 2016 and matures four years from the date of issuance. The proceeds of the loan were used for the payment of Mississippi property taxes, and auditing, accounting and other corporate expenses. Accrued interest on the above totaled $5,282 at December 31, 2016.

The above described indebtedness has been secured via issuance of a second lien on the Company’s Mississippi property.

The Company’s policies and procedures require Board of Director approval of any related party transaction that involves an Officer or Director of the Company or any of its subsidiaries.

Director Independence

The Company has no written independence standards it follows in making a determination as to Director independence. However, in evaluating the independence of its members, the Company’s management determined that Mr. Blount, Mr. St. Peter and Mr. Crow are independent directors by virtue of the fact that they are not officers or employees of the Company.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The table below depicts the fees paid to Friedman LLP in each of the last two years:

Description of Services	2016	2015

Audit Fees…………………………………….	$60,755	$116,010
Audit-Related Fees………….……………….	-	25,000
Tax Fees……………………………………….	-	-
All Other Fees…………………………………	-	-

Total Fees Paid to Friedman LLP	$60,755	$141,010

The Board of Directors, acting collectively as the audit committee, assures that the Company complies with SEC rules to maintain auditor independence as set forth in Rule 2-01(c)(7)(i) of Regulation S-X.  The services above were approved, in advance, by the Board of Directors.

Audit-related fees are fees incurred for professional services rendered in connection with the audit of the Company’s Employee Stock Ownership Plan.

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

(a)	10.1	Management Agreement between the Company and Casinos Austria Maritime Corporation dated June 19, 1993.

(b)	10.6	Term Sheet (Redacted) for $1 Million Line of Credit dated October 22, 2008.

(c)	10.7	Private Placement Memorandum dated March 1, 2010.

(c)	10.7.1	Appendix (C) to Private Placement Memorandum dated March 1, 2010 (Form of Promissory Note).

(c)	10.7.2	Appendix (D) to Private Placement Memorandum dated March 1, 2010 (Form of Warrant).

(c)	10.8	Private Placement Memorandum dated October 25, 2010.

(c)	10.8.1	Appendix (C) to Private Placement Memorandum dated October 25, 2010 (Form of Promissory Note).

(c)	10.8.2	Appendix (D) to Private Placement Memorandum dated October 25, 2010 (Form of Warrant).

(d)	10.9	Private Placement Memorandum dated February 14, 2014.

(e)	10.9.1	Offers to Amend dated December 4, 2014.

(f)	10.10	Secured Promissory Note dated August 25, 2016 issued by Mississippi Gaming Corporation.

(f)	99.1	Consolidated Financial Statements of the Company for the years ended December 31, 2016 and 2015.

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Index to Exhibits

(a) Previously filed as an Exhibit to Form 10 – Amendment 1 as filed on May 27, 2015 and incorporated by reference.

(b) Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference.

(c) Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated by reference.

(d) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed April 4, 2014 and incorporated by reference.

(e) Previously filed as an Exhibit to Form 10 as filed on March 31, 2015 and incorporated by reference.

(f) Attached to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diamondhead Casino Corporation
(Registrant)

Date:	April 14, 2017	/s/ Deborah A. Vitale
		By:	Deborah A. Vitale
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory A. Harrison	Chairman of the Board of Directors	April 14, 2017
Gregory A. Harrison

/s/ Deborah A. Vitale	Director	April 14, 2017
Deborah A. Vitale

/s/ Benjamin J. Harrell	Director	April 14, 2017
Benjamin J. Harrell

/s/ Martin C. Blount	Director	April 14, 2017
Martin C. Blount

/s/ Robert S. Crow III	Director	April 14, 2017
Robert S. Crow III

/s/ John St. Peter	Director	April 14, 2017
John St. Peter