Form 10-Q
period 2017-03-31
DIAMONDHEAD CASINO CORP
filed 2017-05-17
CIK 844887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

For the transition period from   to

Commission File No: 0-17529

DIAMONDHEAD CASINO CORPORATION

(Exact name of registrant as specified in charter)

Delaware592935476

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

Indicate the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: Number of shares outstanding as of May 10, 2017: 36,297,576.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2017	2016
ASSETS

Current assets
Cash	$3,742	$17,606
Other current assets	2,896	352
Total current assets	6,638	17,958

Land held for development (Note 3)	5,476,097	5,476,097

Deferred financing costs (net of amortization of $103,214 at March 31, 2017 and $93,918 at December 31, 2016)	97,886	107,182
Other assets	80	80

Total assets	$5,580,701	$5,601,317

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Notes and line of credit payable (Note 5)	$1,962,500	$1,962,500
Debenture payable (net of unamortized discount of $44,323 at March 31, 2017 and $45,252 at December 31, 2016) (Note 6)	5,677	4,748
Convertible debentures payable (net of unamortized discount of $1,635,121 at March 31, 2017 and $1,662,041 at December 31, 2016) (Note 6)	164,879	137,959
Derivative liability (Note 6)	1,817,631	2,030,289
Interest bearing advance (Note 7)	25,000	-
Short term note	2,178	-
Accounts payable and accrued expenses due related parties (Note 4)	2,928,665	2,772,164
Accounts payable and accrued expenses – other (Note 4)	2,107,105	2,012,526
Total current liabilities	9,013,635	8,920,186

Notes payable due related parties (Note 8)	115,000	115,000
Notes payable due others (Note 8)	22,500	22,500

Total liabilities	9,151,135	9,057,686

Commitments and contingencies (Notes 3 and 12)

Stockholders’ deficiency
Preferred stock, $0.01 par value; shares authorized 5,000,000, outstanding 2,086,000 at March 31, 2017 and December 31, 2016 (aggregate liquidation preference of $2,519,080 at March 31, 2017 and December 31, 2016).	20,860	20,860
Common stock, $0.001 par value; shares authorized 50,000,000, issued: 39,052,472 at March 31, 2017 and December 31, 2016, outstanding: 36,297,576 at March 31, 2017 and December 31, 2016.	39,052	39,052
Additional paid-in capital	35,643,373	35,643,373
Unearned ESOP shares	(3,320,875)	(3,320,875)
Accumulated deficit	(35,807,333)	(35,693,268)
Treasury stock, at cost, 527,616 shares at March 31, 2017 and December 31, 2016	(145,511)	(145,511)

Total stockholders’ deficiency	(3,570,434)	(3,456,369)

Total liabilities and stockholders’ deficiency	$5,580,701	$5,601,317

See the accompanying notes to these condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

FOR THE THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

	2017	2016
COSTS AND EXPENSES
Administrative and general	$161,285	$174,765
Amortization	9,296	9,296
Other	16,474	15,658
Total costs and expenses	187,055	199,719

OTHER INCOME (EXPENSE)
Amortization of debt discount	(27,849)	(13,652)
Interest expense	(107,184)	(100,103)
Change in fair value of derivative liability	212,658	(45,574)
Other income	20,765	-
Total other income (expense)	98,390	(159,329)

NET LOSS	(88,665)	(359,048)

PREFERRED STOCK DIVIDENDS	(25,400)	(25,400)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(114,065)	$(384,448)

Net loss per common share, basic and fully diluted	$(0.003)	$(0.01)

Weighted average number of common shares outstanding, basic and fully diluted	36,297,575	36,297,576

See the accompanying notes to these condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

	2017	2016
OPERATING ACTIVITIES
Net loss	$(88,665)	$(359,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	9,296	9,296
Change in fair value of derivative liability	(212,658)	45,574
Amortization of debt discount	27,849	13,652
Change in assets and liabilities:
Other assets	(2,544)	(2,536)
Accounts payable and accrued expenses	225,680	236,532
Net cash used in operating activities	(41,042)	(56,530)

FINANCING ACTIVITIES
Proceeds from interest bearing advances	25,000	-
Proceeds from short term note	2,694	2,946
Payment of short term note	(516)	(273)
Proceeds from notes payable issued to related parties	-	25,000
Proceeds from notes payable issued to others	-	17,500
Net cash provided by financing activities	27,178	45,173

Net decrease in cash	(13,864)	(11,357)
Cash beginning of year	17,606	15,655
Cash end of year	$3,742	$4,298

Cash paid for interest	$55	$32

Non-cash financing activities:
Unpaid preferred stock dividends included in accounts payable and accrued expenses	$25,400	$25,400

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

Note 2. Liquidity and Going Concern

These unaudited condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no operations and generates no operating revenues. During the three months ended March 31, 2017 and 2016 the Company incurred net losses applicable to common shareholders, exclusive of the recording of change in the fair value of derivatives, of $326,723 and $338,874, respectively.

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

In the past, in order to raise capital to continue to pay on-going costs and expenses, the Company has borrowed funds, through Private Placements of convertible instruments and other means, which are more fully described in Notes 5, 6, 7 and 8 to these unaudited condensed consolidated financial statements. Some of these instruments are past due for payment of both principal and interest. In addition, at March 31, 2017, the Company had current liabilities totaling $9,013,635 and only $3,742 cash on hand.

The above conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and, in our opinion, reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2017 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2016, attached as Exhibit 99.1 to our annual report on Form 10-K.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Diamondhead Casino Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Land development costs, which have been capitalized, consist of the following at March 31, 2017 and December 31, 2016:

Land under development	$ 4,934,323
Licenses	77,000
Engineering and costs associated with permitting	464,774

Total land held for development	$5,476,097

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

The table listed below provides a reconciliation of the beginning and ending net balances for the derivative liability measured at fair value using significant unobservable inputs (Level 3) at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016

Beginning balance	$ 2,030,289	$ 1,704,570

Total unrealized (appreciation) depreciation	(212,658)	325,719

Ending balance	$ 1,817,631	$ 2,030,289

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

Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of longlived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. No impairment existed at March 31, 2017.

Net Loss per Common Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Common shares outstanding consist of issued shares, including allocated and committed shares held by the ESOP trust, less shares held in treasury. The dilutive securities below do not include 5,055,555 potentially convertible Debentures since the requirements for possible conversion have not yet been met and may never be met.

The table below summarizes the components of potential dilutive securities at March 31, 2017 and 2016.

	March 31,	March 31,
Description	2017	2016

Convertible Preferred Stock	260,000	260,000
Options to Purchase Common Shares	3,415,000	3,440,000
Private Placement Warrants	1,036,500	1,111,500
Convertible Promissory Notes	1,925,000	1,925,000

Total	6,636,500	6,736,500

Note 4. Accounts Payable and Accrued Expenses

The table below outlines the elements included in accounts payable and accrued expenses at March 31, 2017 and December 31, 2016 :

	March 31,	December 31,
Description	2017	2016
Related Parties:
Accrued payroll due officers	1,844,711	1,769,711
Accrued interest due officers and directors	610,397	568,161
Accrued director fees	333,750	311,250
Base rents due to the President	90,428	76,826
Associated rental costs	32,071	28,908
Other	17,308	17,308

Total Related Parties	2,928,665	2,772,164

Non-Related Parties:
Accrued interest	1,285,409	1,220,516
Accrued dividends	584,200	558,800
Accrued fines and penalties	12,150	7,650
Other accounts payable and accrued expenses	225,346	225,560

Total Non-related Parties	2,107,105	2,012,526

Total accounts payable and accrued expenses	5,035,770	4,784,690

Note 5.  Convertible Notes and Line of Credit

Line of Credit

On October 23, 2008, the Company entered into an agreement with an unrelated third party for an unsecured Line of Credit up to a maximum of $1,000,000. The Line of Credit provided for funds to be drawn as needed and carries an interest rate on amounts borrowed of 9% per annum, originally payable quarterly, based on the pro rata number of days outstanding. All funds originally advanced under the facility were due and payable by November 1, 2012. As an inducement to provide the facility, the lender was awarded an immediate option to purchase 50,000 shares of common stock of the Company at $1.75 per share. In addition, the lender received an option to purchase a maximum of 250,000 additional shares of common stock of the Company at $1.75 per share. The options expire following repayment in full by the Company of the amount borrowed. At March 31, 2017, the principal and accrued interest due on the obligation, which totals $1,695,860, remains unpaid.

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

The Convertible Notes issued pursuant to the Private Placements discussed above total $962,500 in principal and became due and payable beginning in March 2012 and extending at various dates through June 2013. As of the date of the filing of this report, all of the aforementioned debt obligations remain unpaid and in default under the repayment terms of the notes. In addition, a total of $479,225 of accrued interest on the above notes remains outstanding.

The table below summarizes the Company’s debt arising from the above-described sources as of March 31, 2017 and December 31, 2016:

	Gross Amount	Amount Due	Amount Due
Loan Facility	Owed	Related Parties	Others

Line of Credit	$ 1,000,000	$ -	$ 1,000,000

Private Placements:
March 1, 2010	475,000	75,000	400,000
October 25, 2010	487,500	-	487,500

Total Private Placements	962,500	75,000	887,500

Total	$ 1,962,500	$ 75,000	$ 1,887,500

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

The Company's stock was not trading from approximately September 4, 2014, when its stock registration was revoked, through approximately October 26, 2015, when its' stock began to trade again. The Company engaged an independent valuation expert to determine the fair value of its shares of common stock for each quarter beginning with the quarter ended September 30, 2014. For periods from September 30, 2014 through September 30, 2015, the fair value of the common stock was estimated by adjusting the most recent market price by changes in the underlying market cap due to changes in the value of net assets and applying a discount for lack of marketability inasmuch as the stock was not trading. After the stock began to trade again on or about October 26, 2015, the closing price of the stock was used in the valuation beginning with the quarter ending December 31, 2015 through this most recent valuation at March 31, 2017. Monte Carlo models were developed to value the derivative liability within the Notes using a historical volatility rate, based on comparable companies, of 159% at March 31, 2017 and 179% at December 31, 2016, and using discount bond rates based on the expected remaining term of each instrument ranging from 5.28% to 5.82% at March 31, 2017 and 5.26% at December 31, 2016. In addition, the valuation assumed that conversion requirements for Tranche 1 Debentures, exclusive of price, were met as of March 31, 2017, while conversion requirements for Tranche 2 Debentures were expected to be met by October 27, 2017 for the March 31, 2017 calculation.

The estimated fair value for the derivative liability relating to each Debenture at the balance sheet dates is as follows:

	March 31, 2017	December 31, 2016

Tranche 1	$935,786	$1,008,068
Tranche 2	881,845	1,022,221

Derivative Liability	$1,817,631	$2,030,289

At the initial valuation date of each Tranche, a portion of the derivative liability was allocated to the Convertible Debentures as debt discount, with the remainder being recorded as other income/expense. At March 31, 2014, the initial valuation of the First Tranche Debentures, $1,000,000 was allocated to debt discount and, at December 31, 2014, the initial valuation of the Second Tranche Debentures, $850,000 was allocated to debt discount. The debt discount is subsequently amortized to expense using an effective interest methodology. Amortization of debt discount amounted to $26,920 and $13,197 for Convertible Debentures and $929 and $455 for the non-convertible Debenture for the three months ended March 31, 2017 and 2016, respectively.

The interest payment on these Debentures for the calendar year 2015 in the amount of $57,233 was due March 1, 2016 and the interest payment in the amount of $74,000 for 2016 was due March 31, 2017. The Company failed to make these payments and therefore is in default under the terms of the Debenture.

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

Note 7. Interest Bearing Advance

On February 2, 2017, the Company borrowed $25,000 from an unrelated third party. The Company expects to enter into a formal note for these funds. However the terms of the note have not been finalized. The Note is expected to carry an annual interest rate of approximately 12.5% with a projected due date of December 31, 2017. The President of the Company has agreed to personally secure the note with an assignment of proceeds due to her under the first lien on the Diamondhead property.

Note 8. Long –Term Notes Payable

In the first four months of 2016, the Company received cash advances totaling $47,500 from seven lenders which included $25,000 from three current Directors of the Company.  The proceeds from the cash advances were earmarked for the payment of accounting and auditing fees and other expenses required to file the Company's Form 10-Q. On August 25, 2016, the Company issued a Note to the foregoing lenders, which matures four years from the date of issuance and bears interest at 8% per annum, with a full year of interest accruing in any year in which the advance remains unpaid.

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

The principal due under the foregoing loans totals $137,500. The Company has filed a second lien on its Mississippi property in favor of the note holders to secure both principal and interest in the maximum amount of $250,000. The lien is second to the existing first lien on the Mississippi property in the amount of $3.85 million. The first lien is held by holders of previously-issued convertible and non-convertible Debentures ($1.85 million) and certain executives and directors ($2 million), as outlined in Note 12.

The table below summarizes the Company’s long term notes payable as of March 31, 2017 and December 31, 2016:

	Gross Amount	Amount Due	Amount Due
Loan Facility	Owed	Related Parties	Others

4 Year 8% secured note	$47,500	$25,000	$22,500

4 Year 14% secured note	90,000	90,000	-

Total	$137,500	$115,000	$22,500

Note 9.  Related Party Transactions

As of March 31, 2017, the President of the Company is owed deferred salary in the amount of $1,641,996. As of March 31, 2017, a Vice President and the current Chairman of the Board of Directors of the Company is owed deferred salary in the amount of $121,140. The Board of directors agreed to pay interest at 9% per annum on the foregoing amounts owed. Interest expense under this agreement amounted to $38,018 and $31,360 for the three months ended March 31, 2017 and 2016, respectively. Total interest accrued under this agreement totaled $558,360 and $520,342 as of March 31, 2017 and December 31, 2016, respectively.

Effective September 1, 2011, the Company entered into a month-to-month lease with the President and then-Chairman of the Board of Directors of the Company, for office space in a furnished and fully equipped townhouse office building owned by the President in Alexandria, Virginia. The lease calls for monthly base rent in the amount of $4,534 and payment of associated costs of insurance, real estate taxes, utilities and other expenses. Rent expense associated with this lease amounted to base rent in the amount of $13,602 and associated rental costs of $3,763 for a total of $17,365 for the three months ended March 31, 2017 and base rent in the amount of $13,602 and associated rental costs of $3,505 for a total of $17,107 for the three months ended March 31, 2016. No payments associated with the lease were made in the first three months of 2017. At March 31, 2017 and December 31, 2016, amounts owing for base rent and associated rental costs totaled $122,499 and $105,734, respectively.

Directors of the Company are entitled to a director's fee of $15,000 per year for their services. The Company has been unable to pay directors' fees to date. A total of $333,750 and $311,250 was due and owing to the Company’s current and former directors as of March 31, 2017 and December 31, 2016, respectively. Directors have previously been compensated and may, in the future, be compensated for their services with cash, common stock, or options to purchase common stock of the Company.

Note 10.  Commitments and Contingencies

The Company’s obligations under the Collateralized Convertible Senior Debentures are secured by a lien on the Company’s Mississippi property (the “Investors Lien”).  On March 31, 2014, the Company issued $1 million of First Tranche Collateralized Convertible Senior Debentures and on December 31, 2014 the Company issued $850,000 of Second Tranche Collateralized Convertible Senior Debentures. Thus, liens were placed on the Property in favor of the Investors for $1,850,000. The Investors Lien is in pari passu with a lien placed on the Property in favor of the President of the Company, the Vice President of the Company, and certain directors of the Company, for past due wages, compensation, and expenses owed to them in the maximum aggregate amount of $2,000,000 (the “Executives Lien”). The CEO will serve as Lien Agent for the Executives Lien.

The Company has filed a second lien in the maximum amount of $250,000 on the Diamondhead property to secure certain notes payable totaling $137,500 in principal and accrued interest incurred. Details of these notes are more fully described in Note 8.

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

In re Diamondhead Casino Corporation (United States Bankruptcy Court)(District of Delaware)(Case No. 15-11647- LSS)

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

Employee Stock Ownership Plan

The Company failed to file information returns required to be filed in connection with its Employee Stock Ownership Plan (“ESOP”) for the 2015 calendar year in a timely fashion. The filings were due to be filed with the Department of Labor by October 15, 2016. The Company did not have sufficient funds to pay professionals to audit its ESOP and/or prepare and file required documents and forms when due. Although these required filings normally do not result in any tax due to an agency of the government, the Company could be subject to penalties for failure to file these forms when due. The Company intends to bring its ESOP-required filings current and when current, will attempt to enroll in a voluntary compliance program with the Department of Labor and the Internal Revenue Service with respect to any penalties or fines incurred. However, there can be no assurance the Company will be able to enroll in any such program or obtain a reduction of the fines and penalties that may be due. The Company has accrued $12,150 in anticipation of penalties as of March 31, 2017. Previously delinquent filings for the Plan for the years 2010 through 2014 were updated in 2016.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  FINANCIAL RESULTS

Forward Looking Statements

This section should be read together with the consolidated financial statements and related notes thereto, for the year ended December 31, 2016, attached as Exhibit 99.1 to our annual report filed on Form 10-K.

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

Liquidity

The Company has incurred continued losses over the years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has no operations, generates no revenues and has been dependent on various short term financings to raise sufficient cash to satisfy the expenses it incurs. The Company is concentrating its efforts on the development of its Diamondhead, Mississippi Property. The development of the Diamondhead property is dependent on obtaining the necessary capital, through equity and/or debt financing, unilaterally, or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, staff, open, and operate a casino resort. In the past, the Company has been able to sustain itself through various short term borrowing, however, at March 31, 2017, the Company’s cash on hand amounted to $3,742, while current liabilities totaled $9,013,635. Therefore, in order to sustain itself, it is imperative that the Company secure a source of funds to provide further working capital. There can be no assurance the Company will be able to obtain such funding.

In addition, a line of credit in the amount of $1,000,000 obtained in October 2008, was payable in November 2012. Also, convertible notes issued pursuant to two Private Placements offered in 2010, totaling $962,500 at March 31, 2017, had become payable beginning in March 2012 and extending at various dates through June 2013. As of the date of the filing of this report, none of the aforementioned debt obligations have been satisfied and the Company is in default of the repayment terms of the notes. Also, accrued interest on Tranche 1 and Tranche 2 Debentures issued in 2014, totaled $149,479, of which payment of $131,233 is delinquent at March 31, 2017.

The above conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Financial Results and Analysis

During the three months ended March 31, 2017 and 2016, the Company incurred net losses applicable to common stockholders, exclusive of the recording of change in the fair value of derivatives, of $326,723 and $338,874, respectively. However, the Company recorded a decrease in the fair value of the derivative liability in the amount of $212,658 which decreased the net loss applicable to common stockholders to $114,065 for the three months ended March 31, 2017. Conversely, the Company recorded an increase in the fair value of the derivative liability in the amount of $45,574, which increased the net loss applicable to common stockholders to $384,448 for the three months ended March 31, 2016. Administrative and general expenses incurred totaled $161,285 and $174,765 for the three months ending March 31, 2017 and 2016, respectively. The table below depicts the major categories comprising these expenses:

	March 31,	March 31,
DESCRIPTION	2017	2016
Payroll and Related Taxes	$75,000	$75,000
Director Fees	22,500	22,500
Professional Services	34,088	20,150
Stock Transfer and Escrow Fees	-	1,875
Rents and Insurances	18,245	17,904
Fines and Penalties	4,500	23,522
All Other Expenses	6,952	13,814

Total General and Administrative Expenses	$161,285	$174,765

The increase in professional fees for the three months ended March 31, 2017 in the amount of $13,938 was due to legal fees and expenses associated with various on-going litigation.

Expense associated with fines and penalties decreased $19,022 from the prior year. The decrease is attributable to the Company successfully completing its previously delinquent filings for the Company’s Employee Stock Ownership Plan for the years 2010 through 2014.

Other Income and Expense

Interest expense incurred totaled $107,184 and $100,103 for the three months ended March 31, 2017 and 2016, respectively, an increase of $7,081. The increase in 2017 is primarily attributable to the impact of accrued interest on unpaid wages which continue to accrue quarterly.

Off-Balance Sheet Arrangements

Management Agreement

On June 19, 1993, two subsidiaries of the Company, Casino World Inc. and Mississippi Gaming Corporation, entered into a Management Agreement with Casinos Austria Maritime Corporation (“CAMC”). Subject to certain conditions, under the Management Agreement, CAMC would operate, on an exclusive basis, all of the Company’s proposed dockside gaming casinos in the State of Mississippi, including any operation fifty percent (50%) or more of which is owned by the Company or its affiliates. Unless terminated earlier pursuant to the provisions of the Agreement, the Agreement terminates five years from the first day of actual Mississippi gaming operations and provides for the payment of an annual operational term management fee of 1.2% of all gross gaming revenues between zero and $100,000,000; plus 0.75% of gross gaming revenue between $100,000,000 and $140,000,000; plus 0.5% of gross gaming revenue above $140,000,000; plus two percent of the net gaming revenue between zero and $25,000,000; plus three percent of the net gaming revenue above twenty-five million dollars $25,000,000.  The Company believes this Agreement is no longer in effect. However, there can be no assurance that CAMC will not attempt to maintain otherwise which would lead to litigation.

There are no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources, that are material to our stockholders.

Critical Accounting Policies

Estimates

The preparation of unaudited consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The table listed below provides a reconciliation of the beginning and ending net balances for the derivative liability measured at fair value using significant unobservable inputs (Level 3) at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016

Tranche 1	$ 935,786	$ 1,008,068
Tranche 2	881,845	1,022,221

Derivative Liability	$ 1,817,631	$ 2,030,289

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

Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of longlived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. No impairment existed at March 31, 2017.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company currently is not subject to any trading or non-trading market risk-sensitive instruments. The note payable and the long-term debt listed on the Company’s balance sheet are at fixed interest rates and, therefore, are not market risk-sensitive.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer, who also serves as Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2017 that are expected to materially affect, or are  reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

The Company is in arrears on the payment of dividends due on its three series of preferred stock currently issued and outstanding. The Company has not paid dividends due in the first three months of 2017 in the amount of i) $7,500 on its Series S preferred stock; ii) $7,500 on its Series S-NR preferred stock; and iii) $10,400 on its Series S-PIK preferred stock. The table below summarizes total preferred stock dividends in arrears at March 31, 2017.

Total Amount
Description	In Arrears

Series S	$172,500
Series S-NR	172,500
Series S-PIK	239,200

Total In Arrears	$584,200

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

Diamondhead Casino Corporation

Date:	May 17, 2017	/s/ Deborah A. Vitale
		By:	Deborah A. Vitale
President and Chief Executive Officer