Form 10-Q
period 2017-06-30
DIAMONDHEAD CASINO CORP
filed 2017-08-14
CIK 844887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

oTRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from to

Commission File No: 0-17529

DIAMONDHEAD CASINO CORPORATION

(Exact name of registrant as specified in charter)

Delaware592935476

(State of Incorporation) (I.R.S. EIN)

1013 Princess Street, Alexandria, Virginia 22314

(Address of principal executive offices)

Registrant's telephone number, including area code:  703-683-6800

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No o

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).                       Yes ☑ No o

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o                                                                                     Accelerated filer o

Non-accelerated filer o (Do not check if a smaller reporting company)      Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes o No ☑

Indicate the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: Number of shares outstanding as of August 11, 2017: 36,297,576.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

i

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2017	2016
ASSETS

Current assets
Cash	$6,955	$17,606
Other current assets	2,015	352
Total current assets	8,970	17,958

Land held for development (Note 3)	5,476,097	5,476,097

Deferred financing costs (net of amortization of $111,266 at June 30, 2017 and $93,918 at December 31, 2016)	89,834	107,182
Other assets	80	80

Total assets	$5,574,981	$5,601,317

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Convertible notes and line of credit payable (Note 5)	$1,962,500	$1,962,500
Debenture payable (net of unamortized discount of $43,199 at June 30, 2017 and $45,252 at December 31, 2016) (Note 6)	6,801	4,748
Convertible debentures payable (net of unamortized discount of $1,602,566 at June 30, 2017 and $1,662,041 at December 31, 2016) (Note 6)	197,434	137,959
Derivative liability (Note 6)	1,584,487	2,030,289
Short term notes and interest bearing advance (Note 7)	40,588	-
Accounts payable and accrued expenses due related parties (Note 4)	3,091,537	2,772,164
Accounts payable and accrued expenses – other (Note 4)	2,230,545	2,012,526
Total current liabilities	9,113,892	8,920,186

Notes payable due related parties (Note 8)	115,000	115,000
Notes payable due others (Note 8)	37,500	22,500

Total liabilities	9,266,392	9,057,686

Commitments and contingencies (Notes 3 and 12)

Stockholders’ deficiency
Preferred stock, $0.01 par value; shares authorized 5,000,000, outstanding 2,086,000 at June 30, 2017 and December 31, 2016 (aggregate liquidation preference of $2,519,080 at June 30, 2017 and December 31, 2016).	20,860	20,860
Common stock, $0.001 par value; shares authorized 50,000,000, issued: 39,052,472 at June 30, 2017 and December 31, 2016, outstanding: 36,297,576 at June 30, 2017 and December 31, 2016.	39,052	39,052
Additional paid-in capital	35,643,373	35,643,373
Unearned ESOP shares	(3,320,875)	(3,320,875)
Accumulated deficit	(35,928,310)	(35,693,268)
Treasury stock, at cost, 527,616 shares at June 30, 2017 and December 31, 2016	(145,511)	(145,511)

Total stockholders’ deficiency	(3,691,411)	(3,456,369)

Total liabilities and stockholders’ deficiency	$5,574,981	$5,601,317

See the accompanying notes to these condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

FOR THE THREE MONTHS ENDED JUNE 30,

(UNAUDITED)

	2017	2016
COSTS AND EXPENSES
Administrative and general	156,251	166,021
Amortization	8,052	9,399
Other	16,420	17,447
Total costs and expenses	180,723	192,867

OTHER INCOME (EXPENSE)
Amortization of debt discount	(33,679)	(16,348)
Interest expense	(114,318)	(99,877)
Change in fair value of derivative liability	233,144	(144,526)
Net proceeds from litigation settlement	-	150,000
Reversal of previously accrued DOL penalties	-	240,050
Total other income	85,147	129,299

NET LOSS	(95,576)	(63,568)

PREFERRED STOCK DIVIDENDS	(25,400)	(25,400)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	(120,976)	(88,968)

Net loss per common share, basic and fully diluted	(0.003)	(0.002)

Weighted average number of common shares outstanding, basic and fully diluted	36,297,575	36,297,576

See the accompanying notes to these condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

FOR THE SIX MONTHS ENDED JUNE 30,

(UNAUDITED)

	2017	2016
COSTS AND EXPENSES
Administrative and general	$317,536	$340,786
Amortization	17,348	18,695
Other	32,894	33,105
Total costs and expenses	367,778	392,586

OTHER INCOME (EXPENSE)
Amortization of debt discount	(61,528)	(30,000)
Interest expense	(221,502)	(199,980)
Change in fair value of derivative liability	445,802	(190,100)
Net proceeds from litigation settlement	20,000	150,000
Reversal of previously accrued DOL penalties	-	240,050
Other income	765	-
Total other income (expense)	183,537	(30,030)

NET LOSS	(184,241)	(422,616)

PREFERRED STOCK DIVIDENDS	(50,800)	(50,800)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(235,041)	$(473,416)

Net loss per common share, basic and fully diluted	$(0.006)	$(0.013)

Weighted average number of common shares outstanding, basic and fully diluted	36,297,575	36,297,576

See the accompanying notes to these condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(UNAUDITED)

	2017	2016
OPERATING ACTIVITIES
Net loss	$(184,241)	$(422,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	17,348	18,695
Change in fair value of derivative liability	(445,802)	190,100
Amortization of debt discount	61,528	30,000
Change in assets and liabilities:
Other assets	(1,663)	(1,653)
Accounts payable and accrued expenses	486,591	175,524
Net cash used in operating activities	(66,239)	(9,950)

FINANCING ACTIVITIES
Proceeds from long term note	15,000	-
Proceeds from interest bearing advances from related parties	-	25,000
Proceeds from non-interest bearing advances from related parties	-	15,000
Proceeds from other interest bearing advances	25,000	22,500
Proceeds from short term Notes	17,368	2,946
Payment of non-interest bearing advances from related parties	-	(15,000)
Payment of short term note	(1,780)	(1,445)
Net cash provided by financing activities	55,588	49,001

Net (decrease) increase in cash	(10,651)	39,051
Cash beginning of period	17,606	15,655
Cash end of period	$6,955	$54,706

Cash paid for interest	$392	$80

Non-cash financing activities:
Unpaid preferred stock dividends included in accounts payable and accrued expenses	$50,800	$50,800

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

Note 2. Liquidity and Going Concern

These unaudited condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no operations and generates no operating revenues. During the six months ended June 30, 2017, the Company incurred net losses applicable to common shareholders, exclusive of the recording of change in the fair value of derivatives, of $680,843.

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

In the past, in order to raise capital to continue to pay on-going costs and expenses, the Company has borrowed funds, through Private Placements of convertible instruments and other means, which are more fully described in Notes 5, 6, 7 and 8 to these unaudited condensed consolidated financial statements.  The Company is past due with respect to payment of significant principal and interest on most of these instruments. The Company is also in arrears with respect to payment of franchise taxes due to the State of Delaware for the years 2015 and 2016. In addition, the Company has also been unable to pay various routine operating expenses. At June 30, 2017, the Company had current liabilities totaling $9,113,892 and only $6,955 cash on hand.

The above conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and, in our opinion, reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the six months ended June 30, 2017 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2016, attached as Exhibit 99.1 to our annual report on Form 10-K.

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

Land development costs, which have been capitalized, consist of the following at June 30, 2017 and December 31, 2016:

Land under development	$ 4,934,323
Licenses	77,000
Engineering and costs associated with permitting	464,774

Total land held for development	$ 5,476,097

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

The table listed below provides a reconciliation of the beginning and ending net balances for the derivative liability measured at fair value using significant unobservable inputs (Level 3) at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016

Beginning balance	$ 2,030,289	$ 1,704,570

Total unrealized (appreciation) depreciation	(445,802)	325,719

Ending balance	$ 1,584,487	$ 2,030,289

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

Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of longlived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. No impairment existed at June 30, 2017.

Net Loss per Common Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding. Common shares outstanding consist of issued shares, including allocated and committed shares held by the ESOP trust, less shares held in treasury. The dilutive securities below do not include 5,055,555 potentially convertible Debentures since the requirements for possible conversion have not yet been met and may never be met.

The table below summarizes the components of potential dilutive securities at June 30, 2017 and 2016.

	June 30,	June 30,
Description	2017	2016

Convertible Preferred Stock	260,000	260,000
Options to Purchase Common Shares	3,415,000	3,440,000
Private Placement Warrants	1,036,500	1,061,500
Convertible Promissory Notes	1,925,000	1,925,000

Total	6,636,500	6,686,500

Note 4. Accounts Payable and Accrued Expenses

The table below outlines the elements included in accounts payable and accrued expenses at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
Description	2017	2016
Related Parties:
Accrued payroll due officers	1,919,711	1,769,711
Accrued interest due officers and directors	659,012	568,161
Accrued director fees	356,250	311,250
Base rents due to the President	104,030	76,826
Associated rental costs	35,226	28,908
Other	17,308	17,308
Total Related Parties	3,091,537	2,772,164

Non-Related Parties:
Accrued interest	1,350,580	1,220,516
Accrued dividends	609,600	558,800
Accrued fines and penalties	16,700	7,650
Other accounts payable and accrued expenses	253,665	225,560
Total Non-related Parties	2,230,545	2,012,526

Total accounts payable and accrued expenses	5,322,082	4,784,690

Note 5.  Convertible Notes and Line of Credit

Line of Credit

On October 23, 2008, the Company entered into an agreement with an unrelated third party for an unsecured Line of Credit up to a maximum of $1,000,000. The Line of Credit provided for funds to be drawn as needed and carries an interest rate on amounts borrowed of 9% per annum, originally payable quarterly, based on the pro rata number of days outstanding. All funds originally advanced under the facility were due and payable by November 1, 2012. As an inducement to provide the facility, the lender was awarded an immediate option to purchase 50,000 shares of common stock of the Company at $1.75 per share. In addition, the lender received an option to purchase a maximum of 250,000 additional shares of common stock of the Company at $1.75 per share. The options expire following repayment in full by the Company of the amount borrowed. At June 30, 2017, the principal and accrued interest due on the obligation, which totals $1,718,299, remains unpaid.

Convertible Notes

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

The Convertible Notes issued pursuant to the two Private Placements discussed above total $962,500 in principal and became due and payable beginning in March 2012 and extending at various dates through June 2013. As of the date of the filing of this report, all of the aforementioned debt obligations remain unpaid and in default under the repayment terms of the notes. In addition, a total of $504,375 of accrued interest on the above notes remains outstanding at June 30, 2017.

The table below summarizes the Company’s debt arising from the above-described sources as of June 30, 2017 and December 31, 2016:

	Principal
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

The Company's stock was not trading from approximately September 4, 2014, when its stock registration was revoked, through approximately October 26, 2015, when its' stock began to trade again. The Company engaged an independent valuation expert to determine the fair value of its shares of common stock for each quarter beginning with the quarter ended September 30, 2014. For periods from September 30, 2014 through September 30, 2015, the fair value of the common stock was estimated by adjusting the most recent market price by changes in the underlying market cap due to changes in the value of net assets and applying a discount for lack of marketability inasmuch as the stock was not trading. After the stock began to trade again on or about October 26, 2015, the closing price of the stock was used in the valuation beginning with the quarter ending December 31, 2015 through this most recent valuation at June 30, 2017. Monte Carlo models were developed to value the derivative liability within the Notes using a historical volatility rate, based on comparable companies, of 148% at June 30, 2017 and 179% at December 31, 2016, and using discount bond rates based on the expected remaining term of each instrument ranging from 8.21% to 7.75% at June 30, 2017 and 5.26% at December 31, 2016. In addition, the June 30, 2017 valuation included that the conversion requirements for Tranche 1 Debentures, exclusive of price, were met as of September 30, 2017 and continue to be met at June 30, 2017, while conversion requirements for Tranche 2 Debentures were expected to be met by October 24, 2017.

The estimated fair value for the derivative liability relating to each Debenture at the balance sheet dates is as follows:

	June 30, 2017	December 31, 2016

Tranche 1	$ 876,685	$ 1,008,068
Tranche 2	707,802	1,022,221

Derivative Liability	$ 1,584,487	$ 2,030,289

At the initial valuation date of each Tranche, a portion of the derivative liability was allocated to the Convertible Debentures as debt discount, with the remainder being recorded as other income/expense. At March 31, 2014, the initial valuation of the First Tranche Debentures, $1,000,000 was allocated to debt discount and, at December 31, 2014, the initial valuation of the Second Tranche Debentures, $850,000 was allocated to debt discount. The debt discount is subsequently amortized to expense using an effective interest methodology. Amortization of debt discount amounted to $59,475 and $29,001 for Convertible Debentures and $2,053 and $999 for the non-convertible Debenture for the six months ended June 30, 2017 and 2016, respectively.

The interest payment on the Tranche 1 and Tranche 2 Debentures for the calendar year 2015, in the amount of $57,233, was due March 1, 2016. The interest payment on the Tranche 1 and Tranche 2 Debentures for the calendar year 2016, in the amount of $74,000,  was due March 1, 2017. The Company failed to make these interest payments and, therefore, is in default under the terms of the Debentures.

On October 25, 2016, certain Debenture holders filed a Complaint against the Company in the United States District Court for the District of Delaware for monies due and owing pursuant to the Tranche 1 and Tranche 2 Collateralized Convertible Senior Debentures issued on March 31, 2014 and December 31, 2014. The plaintiffs are seeking $1.4 million, plus interest from January 1, 2015, together with costs and fees. The Company was served with the Complaint on October 31, 2016. On November 21, 2016, the Company filed a motion to dismiss the case for lack of subject matter jurisdiction due to failure to plead diversity. On February 21, 2017, the plaintiffs filed a motion for leave to amend their Complaint based upon declarations of citizenship previously filed with the court.

Note 7. Short Term Notes and Interest Bearing Advance

Short Term Note

In January 2017, the Company financed $2,694 of the premium due for liability insurance on its Mississippi property. The financing requires monthly installments of $285 of principal and interest at a rate of 12.75%. At June 30, 2017, a principal balance of $1,383 remained outstanding on the note.

Bank Credit Facility

Wells Fargo Bank provided an unsecured credit facility of up to $15,000 to the Company. The facility requires a variable monthly payment of amounts borrowed plus interest, which is applied at 11.24% on direct charges and 24.99% on any cash advanced through the facility. At June 30, 2017, a principle balance of $14,205 remained outstanding on the facility.

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

The table below summarizes the short term notes and interest bearing advance at June 30, 2017.

		Balance Owing
Description of Facility	Interest Rate	June 30,2017

Property Liability Insurance Financing	12.75%	$ 1,383

Bank Credit Facility	11.24% - 24.99%	14,205

Interest Bearing Advance	12.50%	25,000

Total Short Term Notes and Interest Bearing Advance		$ 40,588

Note 8. Long Term Notes Payable

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

In the third quarter of 2016, the Chairman of the Board of Directors of the Company loaned the Company an additional $90,000. On August 25, 2016, the Company issued a Note to the Chairman of the Board. The Note bears interest at 14% per annum effective August 1, 2016 and matures four years from the date of issuance. The proceeds of the loan were used for the payment of Mississippi property taxes and auditing, accounting and other corporate expenses.

The principal due under the foregoing loans totals $135,500. The Company has filed a second lien on its Mississippi property in favor of the note holders to secure both principal and interest in the maximum amount of $250,000. The lien is second to the existing first lien on the Mississippi property in the amount of $3.85 million. The first lien is held by holders of previously-issued convertible and non-convertible Debentures ($1.85 million) and certain executives and directors ($2 million) as outlined in Note 10.

On June 9, 2017, the Company entered into a Promissory Note with an unrelated lender in exchange for proceeds in the amount of $15,000. Interest on the note is 12.5% per annum and payable March 1 of each year the note remains outstanding. Payment in full of the Note is due June 9, 2019. Mississippi Gaming Corporation, a wholly owned subsidiary of the Company, guaranteed the Note. In addition, the President of the Company agreed to personally guarantee the Note and to personally secure the Note with an assignment of proceeds due to her under the first lien on the Diamondhead property.

The table below summarizes the Company’s long term notes payable as of June 30, 2017 and December 31, 2016:

	Principal Amount	Amount Due	Amount Due
Loan Facility	Owed	Related Parties	Others

4 Year 8% secured note	$ 47,500	$ 25,000	$ 22,500

4 Year 14% secured note	90,000	90,000	-

Total Due December 31, 2016	$ 137,500	$ 115,000	$ 22,500

2 Year 12.5% secured note	15,000	-	15,000

Total Due June 30, 2017	$ 152,500	$ 115,000	$ 37,500

Note 9.  Related Party Transactions

As of June 30, 2017, the President of the Company is owed deferred salary in the amount of $1,716,996 and the Vice President and the current Chairman of the Board of Directors of the Company is owed deferred salary in the amount of $121,140. The Board of directors agreed to pay interest at 9% per annum on the foregoing amounts owed. Interest expense under this agreement amounted to $78,140 and $64,751 for the six months ended June 30, 2017 and 2016, respectively. Total interest accrued under this agreement totaled $598,482 and $520,342 as of June 30, 2017 and December 31, 2016, respectively.

Effective September 1, 2011, the Company entered into a month-to-month lease with the President and then-Chairman of the Board of Directors of the Company, for office space in a furnished and fully equipped townhouse office building owned by the President in Alexandria, Virginia. The lease calls for monthly base rent in the amount of $4,534 and payment of associated costs of insurance, real estate taxes, utilities and other expenses. Rent expense associated with this lease amounted to base rent in the amount of $27,204 and associated rental costs of $7,300 for a total of $34,504 for the six months ended June 30, 2017 and base rent in the amount of $27,204 and associated rental costs of $5,953 for a total of $33,157 for the six months ended June 30, 2016. No payments associated with the base rents were made in the first six months of 2017. At June 30, 2017 and December 31, 2016, amounts owing for base rent and associated rental costs totaled $139,256 and $105,734, respectively.

Directors of the Company are entitled to a director's fee of $15,000 per year for their services. The Company has been unable to pay directors' fees to date. A total of $356,250 and $311,250 was due and owing to the Company’s current and former directors as of June 30, 2017 and December 31, 2016, respectively. Directors have previously been compensated and may, in the future, be compensated for their services with cash, common stock, or options to purchase common stock of the Company.

See Notes 8 and 11 for other related party transactions.

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

Litigation

College Health & Investment, L.P. v. Diamondhead Casino Corporation (Delaware Superior Court)(C.A. No. N15C-01-119-WCC)

On January 15, 2015, the plaintiff, a beneficial owner of in excess of 5% of the common stock of the Company, filed suit for breach of a Promissory Note issued March 25, 2010, in the principle amount of $150,000, with interest payable at 12% per annum, with a maturity date of March 25, 2012. Plaintiff seeks payment of principle of $150,000, interest due through December 31, 2014 in the amount of $45,000, and interest due of 12% per annum from December 31, 2014 until entry of judgment. The Note, as well as the accrued interest thereon, are shown as current liabilities on the Company’s current balance sheet. On January 22, 2015, the defendant forwarded a Notice of Conversion to plaintiff, exercising the Borrower's right to convert the principal and any interest due on the Note into common stock. On February 11, 2015, the Company moved to dismiss the complaint as moot. The plaintiff filed an opposition to the motion to dismiss alleging that the Note was convertible only prior to its maturity date. On July 2, 2015, the Court agreed with the Plaintiff and denied the Company's motion to dismiss. On July 16, 2015, the Company filed an Answer and Grounds of Defense.  On August 18, 2015, the Company filed a Suggestion of Bankruptcy and Automatic Stay. The matter was stayed due to the below-referenced bankruptcy action (Case No. 15-11647) which has now concluded. On July 7, 2017, the Court notified counsel for the parties that if no proceedings were taken within the next thirty days, that this action would be dismissed by the Court for want of prosecution. On August 4, 2017, the plaintiff filed a Motion for Summary Judgement.

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

On September 17, 2015, six Petitioners, who were represented by the same attorneys, filed an Objection to the Company's Motion to Dismiss. On September 18, 2015, the six Petitioners filed an Emergency Motion for Entry of an Order Directing the Appointment of (I) an Interim Chapter 7 Trustee, or (II) alternatively, a Chapter 11 Trustee Should the Involuntary Case be converted (the "Emergency Motion").  The Court held an evidentiary hearing on the Emergency Motion in October 2015. On November 13, 2015, the Court denied the Petitioners' Emergency Motion as it related to the request for an interim Chapter 7 trustee. On January 15, 2016, the Court held an evidentiary hearing on the Company's Motion to Dismiss the Involuntary Petitions. The parties filed briefs in support of and in opposition to the motion.

On June 7, 2016, the Court entered an Order granting the Company's Motion to Dismiss the Involuntary Petitions. In its accompanying Opinion, the Court found, in part, that based on the totality of the circumstances, the Creditors' primary concern in filing the involuntary petition was to effect a change in management to benefit their investments as stockholders, which was not a proper purpose for filing an involuntary bankruptcy petition. On June 30, 2016, the Company filed a Motion for an Award of Fees and Expenses and Punitive Damages. On August 11, 2016, the Petitioning Creditors filed an Opposition to the Company's Motion for an Award of Fees and Expenses and Punitive Damages. On August 31, 2016, the Court entered an Order awarding judgment to the Company for attorneys’ fees and expenses against the Petitioners, jointly and severally, in the amount of $54,886. On September 1, 2016, the Court filed an Amended Order in which it further stated that the amounts awarded were not subject to any setoff against amounts owed by the Company to the Petitioners. The Company has filed a collection action against the Petitioners to collect the attorneys' fees and expenses incurred in defending this action. In the first quarter of 2017, the Company collected $20,000 from one petitioner in connection with the collection action.

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

Employee Stock Ownership Plan

The Company failed to file information returns required to be filed in connection with its Employee Stock Ownership Plan (“ESOP”) for the 2015 calendar year in a timely fashion. The filings were due to be filed with the Department of Labor by October 15, 2016. The Company did not have sufficient funds to pay professionals to audit its ESOP and/or prepare and file required documents and forms when due. Although these required filings normally do not result in any tax due to an agency of the government, the Company could be subject to penalties for failure to file these forms when due. The Company intends to bring its ESOP-required filings current and when current, will attempt to enroll in a voluntary compliance program with the Department of Labor and the Internal Revenue Service with respect to any penalties or fines incurred. However, there can be no assurance the Company will be able to enroll in any such program or obtain a reduction of the fines and penalties that may be due. The Company has accrued $16,200 in anticipation of penalties as of June 30, 2017. Previously delinquent filings for the Plan for the years 2010 through 2014 were filed in 2016.

Note 11. Subsequent Events

On July 26, 2017, at the request of the Company, the current Chairman of the Board of Directors and a Vice President of the Company ("the Chairman"), paid all property taxes due, together with all interest due thereon, to Hancock County, Mississippi on an approximate 404-acre tract of land ("the Diamondhead Property"), owned by Mississippi Gaming Corporation, a wholly-owned subsidiary of the Company. The taxes had to be paid by July 31, 2017 to avoid a tax sale.

The taxes paid, together with interest due thereon, totaled $66,133. The credit card fees incurred in paying these taxes totaled $1,495. Thus, the total amount advanced was $67,628. The Chairman is selling common stock in another publicly-held company, the name of which has been disclosed to the Board of Directors, to cover the amounts billed to his credit cards.

The Chairman is one of the secured parties under that Land Deed of Trust recorded on September 26, 2014 in Hancock County, Mississippi, to secure Tranche I and Tranche II Debentures issued by the Company in 2014. Under paragraph 5 of the Land Deed of Trust, a secured party who advances sums for taxes due on the Diamondhead Property is secured by the same Land Deed of Trust, but only at that interest rate specified in the note representing the primary indebtedness, namely 4% per annum.

The Chairman advanced the $67,628 on condition that: (i) the advance constitute a lien with interest at 4% per annum under that Land Deed of Trust recorded September 26, 2014; (ii) he be paid additional interest of 11% per annum on the amount advanced and owing and that the full 11% interest per annum is payable during any calendar year in which all or part of the amount advanced and owing or interest due thereon remains unpaid; (iii) this additional interest obligation be treated as a separate and secured debt of the Company, to be evidenced by a separate note and to be secured with a separate and third lien to be placed on the Diamondhead Property (hereafter "the Third Lien"); (iv) the entire obligation will be treated as an advance to be paid out of any subsequent incoming financing obtained by the Company or any amounts recovered by the Company from a defendant in that collection action brought by the Company in the Circuit Court of Montgomery County, Maryland (Case No. 426962-V); and (v) he be indemnified for any losses sustained on the sale of that common stock sold to cover the credit card payments. The Chairman has identified the common stock to be sold and will provide the Company with the documentation required to document the sale of said stock and to calculate the future loss, if any, on said stock.

On July 24, 2017, the President of the Company, who is a Director of the Company, agreed to advance the Company up to $20,000 for the payment of expenses. The President previously agreed to secure a $25,000 loan and interest due thereon and to secure and guarantee a $15,000 loan and interest due thereon. The President is also personally liable for certain bank-issued credit cards used by the Company to pay expenses incurred by the Company.

The president is advancing the foregoing funds on condition that: (i) interest of 15% per annum be paid on the amount advanced and owing and that the full 15% interest per annum is payable during any calendar year in which all or part of the amount advanced and owing or interest due thereon remains unpaid; (ii) the obligation in the principal amount of $20,000 with interest due thereon be treated as a secured debt of the Company, to be evidenced by a separate note and to be secured with a separate lien to be placed on the Diamondhead Property ("the Third Lien") together with the Chairman's Third Lien, as well as a first lien to be placed on the residential lot owned by the Company; (iii) the Third Lien on the Diamondhead Property also include the two loans ($25,000 and $15,000) and interest due thereon and credit facilities in the maximum amount of $15,000; and (iv) the foregoing will be treated as advances to be paid out of any subsequent incoming financing obtained by the Company or any amounts recovered by the Company from a defendant in that collection action brought by the Company in the Circuit Court of Montgomery County, Maryland (Case No. 426962-V).

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

Liquidity

The Company has incurred continued losses over the years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has no operations, generates no revenues and has been dependent on various financing arrangements to raise sufficient cash to satisfy the expenses it incurs. The Company is concentrating its efforts on the development of its Diamondhead, Mississippi Property. The development of the Diamondhead property is dependent on obtaining the necessary capital, through equity and/or debt financing, unilaterally, or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, staff, open, and operate a casino resort. In the past, the Company has been able to sustain itself through various short term borrowing, however, at June 30, 2017, the Company’s cash on hand amounted to $6,955, while current liabilities totaled $9,113,892. Therefore, in order to sustain itself, it is imperative that the Company secure a source of funds to provide further working capital. There can be no assurance the Company will be able to obtain such funding.

In addition, a line of credit in the amount of $1,000,000 obtained in October 2008, was payable in November 2012. Also, convertible notes issued pursuant to two Private Placements offered in 2010, totaling $962,500 at June 30, 2017, had become payable beginning in March 2012 and extending at various dates through June 2013. As of the date of the filing of this report, none of the aforementioned debt obligations or the accrued interest thereon has been paid and, therefore, the Company is in default with respect to the repayment terms of the notes. Also, accrued interest on Tranche 1 and Tranche 2 Debentures issued in 2014, totaled $167,929, of which payment of $131,233 is delinquent. The Company is also in arrears with respect to payment of franchise taxes due to the State of Delaware for the years 2015 and 2016. In addition, the Company has also been unable to pay various routine operating expenses. At June 30, 2017, the Company had current liabilities totaling $9,113,892 and only $6,955 cash on hand. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Financial Results and Analysis

During the six months ended June 30, 2017, the Company incurred net losses applicable to common stockholders, exclusive of the recording of change in the fair value of derivatives, of $680,843. However, the Company recorded a decrease in the fair value of the derivative liability in the amount of $445,802 which decreased the net loss applicable to common stockholders to $235,041 for the six months ended June 30, 2017. During the six months ended June 30, 2016, the Company incurred net losses, exclusive of the recording of change in the fair value of derivatives, of $283,316. However, the Company recorded an increase in the fair value of the derivative liability in the amount of $190,100 which increased the net loss applicable to common stockholders to $473,416 for the six months ended June 30, 2016.

Administrative and general expenses incurred totaled $317,536 and $340,786 for the six months ending June 30, 2017 and 2016, respectively. The table below depicts the major categories comprising these expenses:

	June 30,	June 30,
DESCRIPTION	2017	2016
Payroll and Related Taxes	$150,000	$150,000
Director Fees	45,000	45,000
Professional Services	57,090	45,240
Settlement Fee paid to Director	-	15,000
Rents and Insurances	36,265	34,908
Fines and Penalties	9,050	24,432
All Other Expenses	20,131	26,206

Total General and Administrative Expenses	$317,536	$340,786

The increase in professional fees for the six months ended June 30, 2017 in the amount of $11,850 was due to legal fees and expenses associated with various on-going litigation.

Expense associated with fines and penalties decreased $15,382 from the prior year. The decrease is attributable to the Company successfully completing its previously delinquent filings for the Company’s Employee Stock Ownership Plan for the years 2010 through 2014 during the second quarter of 2016.

Other Income and Expense

Interest expense incurred totaled $221,502 and $199,980 for the six months ended June 30, 2017 and 2016, respectively, an increase of $21,522. The increase in 2017 is primarily attributable to the impact of accrued interest on unpaid wages which continue to accrue quarterly.

The results for the period ended June 30, 2016 benefited from the settlement of certain litigation in the second quarter of 2016, which resulted in net proceeds to the Company of $150,000.  In addition, the Company filed previously delinquent filings associated with its Employee Stock Ownership Plan for the years ended December 31, 2010 through 2014 with the Department of Labor (“DOL”). In the absence of the filings, the Company could have been subjected to extensive penalties associated with those delinquencies and had accrued a provision for that possibility in prior financial statements. The Company believed it had complied with the DOL's Delinquent Filer Voluntary Compliance Program and, therefore, recaptured $240,050 of previously-accrued expense related to this matter in the second quarter of 2016.

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

Critical Accounting Policies

Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The table listed below provides a reconciliation of the beginning and ending net balances for the derivative liability measured at fair value using significant unobservable inputs (Level 3) at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Tranche 1	$ 876,685	$ 1,008,068
Tranche 2	707,802	1,022,221

Derivative Liability	$ 1,584,487	$ 2,030,289

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

Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of longlived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. No impairment existed at June 30, 2017.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company currently is not subject to any trading or non-trading market risk-sensitive instruments. The note payable and the long-term debt listed on the Company’s balance sheet are at fixed interest rates and, therefore, are not market risk-sensitive.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer, who also serves as Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2017 that are expected to materially affect, or are  reasonably likely to materially affect, our internal control over financial reporting.

PART II:   OTHER INFORMATION

Item 1.  Legal Proceedings

College Health & Investment, L.P. v. Diamondhead Casino Corporation (Delaware Superior Court)(C.A. No. N15C-01-119-WCC)

On January 15, 2015, the plaintiff, a beneficial owner of in excess of 5% of the common stock of the Company, filed suit for breach of a Promissory Note issued March 25, 2010, in the principle amount of $150,000, with interest payable at 12% per annum, with a maturity date of March 25, 2012. Plaintiff seeks payment of principle of $150,000, interest due through December 31, 2014 in the amount of $45,000, and interest due of 12% per annum from December 31, 2014 until entry of judgment. The Note, as well as the accrued interest thereon, are shown as current liabilities on the Company’s current balance sheet. On January 22, 2015, the defendant forwarded a Notice of Conversion to plaintiff, exercising the Borrower's right to convert the principal and any interest due on the Note into common stock. On February 11, 2015, the Company moved to dismiss the complaint as moot. The plaintiff filed an opposition to the motion to dismiss alleging that the Note was convertible only prior to its maturity date. On July 2, 2015, the Court agreed with the Plaintiff and denied the Company's motion to dismiss. On July 16, 2015, the Company filed an Answer and Grounds of Defense.  On August 18, 2015, the Company filed a Suggestion of Bankruptcy and Automatic Stay. The matter was stayed due to the below-referenced bankruptcy action (Case No. 15-11647) which has now concluded. On July 7, 2017, the Court notified counsel for the parties that if no proceedings were taken within the next thirty  days, that this action would be dismissed by the Court for want of prosecution. On August 4, 2017, the plaintiff filed a Motion for Summary Judgement.

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

On June 7, 2016, the Court entered an Order granting the Company's Motion to Dismiss the Involuntary Petitions. In its accompanying Opinion, the Court found, in part, that based on the totality of the circumstances, the Creditors' primary concern in filing the involuntary petition was to effect a change in management to benefit their investments as stockholders, which was not a proper purpose for filing an involuntary bankruptcy petition. On June 30, 2016, the Company filed a Motion for an Award of Fees and Expenses and Punitive Damages. On August 11, 2016, the Petitioning Creditors filed an Opposition to the Company's Motion for an Award of Fees and Expenses and Punitive Damages. On August 31, 2016, the Court entered an Order awarding judgment to the Company for attorneys’ fees and expenses against the Petitioners, jointly and severally, in the amount of $54,886. On September 1, 2016, the Court filed an Amended Order in which it further stated that the amounts awarded were not subject to any setoff against amounts owed by the Company to the Petitioners. The Company has filed a collection action against the Petitioners to collect the attorneys' fees and expenses incurred in defending this action. In the first quarter of 2017, the Company collected $20,000 from one petitioner in connection with the collection action.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

The Company is in arrears on the payment of dividends due on its three series of preferred stock currently issued and outstanding. The Company has not paid dividends due in the first six months of 2017 in the amount of i) $15,000 on its Series S preferred stock; ii) $15,000 on its Series S-NR preferred stock; and iii) $20,800 on its Series S-PIK preferred stock. The table below summarizes total preferred stock dividends in arrears at June 30, 2017.

Total Amount
Description	In Arrears

Series S	$180,000
Series S-NR	180,000
Series S-PIK	249,600

Total In Arrears	$609,600

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

DIAMONDHEAD CASINO CORPORATION

DATE: August 14, 2017	/s/ DEBORAH A. VITALE
By: Deborah A. Vitale
Chief Executive Officer