Form 10-Q
period 2017-09-30
DIAMONDHEAD CASINO CORP
filed 2017-11-17
CIK 844887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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

Indicate the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: Number of shares outstanding as of November 14, 2017: 36,297,576.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

i

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2017	2016
ASSETS

Current assets
Cash	$ 1,291	$ 17,606
Other current assets	1,117	352
Total current assets	2,408	17,958

Land held for development (Note 3)	5,476,097	5,476,097

Deferred financing costs (net of amortization of $119,406 at September 30, 2017 and $93,918 at December 31, 2016)	81,694	107,182
Other assets	80	80

Total assets	$ 5,560,279	$ 5,601,317

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Convertible notes and line of credit payable (Note 5)	$ 1,962,500	$ 1,962,500
Debenture payable (net of unamortized discount of $41,837 at September 30, 2017 at and $45,252 at December 31, 2016) (Note 6)	8,163	4,748
Convertible debentures payable (net of unamortized discount of $1,563,094 at September 30, 2017 and $1,662,041at December 31, 2016) (Note 6)	236,906	137,959
Derivative liability (Note 6)	1,269,598	2,030,289
Short term notes and interest bearing advance (Note 7)	39,685	-
Accounts payable and accrued expenses due related parties (Note 4)	3,259,493	2,772,164
Accounts payable and accrued expenses – other (Note 4)	2,292,901	2,012,526
Total current liabilities	9,069,246	8,920,186

Notes payable due related parties (Note 8)	190,849	115,000
Notes payable due others (Note 8)	37,500	22,500

Total liabilities	9,297,595	9,057,686

Commitments and contingencies (Notes 3 and 12)

Stockholders’ deficiency
Preferred stock, $0.01 par value; shares authorized 5,000,000, outstanding 2,086,000 at September 30, 2017 and December 31, 2016 (aggregate liquidation preference of $2,519,080 at September 30, 2017 and December 31, 2016).	20,860	20,860
Common stock, $0.001 par value; shares authorized 50,000,000, issued: 39,052,472 at September 30, 2017 and December 31, 2016, outstanding: 36,297,576 at September 30, 2017 and December 31, 2016.	39,052	39,052
Additional paid-in capital	35,643,373	35,643,373
Unearned ESOP shares	(3,320,875)	(3,320,875)
Accumulated deficit	(35,974,215)	(35,693,268)
Treasury stock, at cost, 527,616 shares at September 30, 2017 and December 31, 2016	(145,511)	(145,511)

Total stockholders’ deficiency	(3,737,316)	(3,456,369)

Total liabilities and stockholders’ deficiency	$ 5,560,279	$ 5,601,317

See the accompanying notes to these condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

	2017	2016
COSTS AND EXPENSES
Administrative and general	$ 148,490	$ 168,764
Amortization	8,140	9,503
Other	15,487	19,989
Total costs and expenses	172,117	198,256

OTHER INCOME (EXPENSE)
Amortization of debt discount	(40,834)	(19,805)
Interest expense	(123,376)	(105,142)
Change in fair value of derivative liability	314,889	(27,923)
Net proceeds from litigation settlement	-	-
Reversal of previously accrued DOL penalties	-	-
Other income	933	-
Total other income (expense)	151,612	(152,870)

NET LOSS	(20,505)	(351,126)

PREFERRED STOCK DIVIDENDS	(25,400)	(25,400)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$ (45,905)	$ (376,526)

Net loss per common share, basic and fully diluted	$ (0.001)	$ (0.010)

Weighted average number of common shares outstanding, basic and fully diluted	36,297,576	36,297,576

See the accompanying notes to these condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

	2017	2016
COSTS AND EXPENSES
Administrative and general	$ 466,026	$ 509,550
Amortization	25,488	28,198
Other	48,381	53,094
Total costs and expenses	539,895	590,842

OTHER INCOME (EXPENSE)
Amortization of debt discount	(102,362)	(49,805)
Interest expense	(344,878)	(305,122)
Change in fair value of derivative liability	760,691	(218,023)
Net proceeds from litigation settlement	20,000	150,000
Reversal of previously accrued DOL penalties	-	240,050
Other income	1,698	-
Total other income (expense)	335,149	(182,900)

NET LOSS	(204,746)	(773,742)

PREFERRED STOCK DIVIDENDS	(76,200)	(76,200)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$ (280,946)	$ (849,942)

Net loss per common share, basic and fully diluted	$ (0.008)	$ (0.023)

Weighted average number of common shares outstanding, basic and fully diluted	36,297,576	36,297,576

See the accompanying notes to these condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

	2017	2016
OPERATING ACTIVITIES
Net loss	$ (204,746)	$ (773,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	25,488	28,198
Change in fair value of derivative liability	(760,691)	218,023
Amortization of debt discount	102,362	49,805
Change in assets and liabilities:
Other assets	(765)	(566)
Accounts payable and accrued expenses	691,503	372,227
Net cash used in operating activities	(146,849)	(106,055)

FINANCING ACTIVITIES
Proceeds from notes payable issued to related parties	75,849	115,000
Proceeds from notes payable issued to others	15,000	22,500
Proceeds from non-interest bearing advances from related parties	-	15,000
Proceeds from short term notes and advances	43,271	2,946
Payment of non-interest bearing advances from related parties	-	(15,000)
Payment of short term note	(3,586)	(2,946)
Net cash provided by financing activities	130,534	137,500

Net (decrease) increase in cash	(16,315)	31,445
Cash beginning of period	17,606	15,655
Cash end of period	$ 1,291	$ 47,100

Cash paid for interest	$ 965	$ 715

Non-cash financing activities:
Unpaid preferred stock dividends included in accounts payable and accrued expenses	$ 76,200	$ 76,200

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

Note 2. Liquidity and Going Concern

These unaudited condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no operations and generates no operating revenues. During the nine months ended September 30, 2017, the Company incurred net losses applicable to common shareholders, exclusive of recording of change in fair value of derivatives, of $1,041,637.

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

In the past, in order to raise capital to continue to pay on-going costs and expenses, the Company has borrowed funds, through Private Placements of convertible instruments and other means, which are more fully described in Notes 5, 6, 7 and 8 to these unaudited condensed consolidated financial statements.  The Company is past due with respect to payment of significant principal and interest on most of these instruments. The Company is also in arrears with respect to payment of franchise taxes due to the State of Delaware for the years 2015 and 2016. In addition, the Company has also been unable to pay various routine operating expenses. At September 30, 2017, the Company had current liabilities totaling $9,069,246 and only $1,291 cash on hand.

The above conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and, in our opinion, reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the nine months ended September 30, 2017 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2016, attached as Exhibit 99.1 to our annual report on Form 10-K.

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

Land Held for Development

Land held for development is carried at cost. Costs directly related to site development, such as  permitting, engineering, and other costs, are capitalized.

Land development costs, which have been capitalized, consist of the following at September 30, 2017 and December 31, 2016:

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

The table listed below provides a reconciliation of the beginning and ending net balances for the derivative liability measured at fair value using significant unobservable inputs (Level 3) at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016

Beginning balance	$2,030,289	$1,704,570

Total unrealized (appreciation) depreciation	(760,691)	325,719

Ending balance	$1,269,598	$2,030,289

Sensitivity Analysis to Changes in Level 3 Assumptions

Significant inputs include the dates when required conditions are expected to be met under the conversion terms of the debentures, the underlying market cap due to borrowings and losses and discount for lack of marketability. In addition, use of different ranges of bond discount rates and changes in historical volatility rates would also result in a higher or lower fair value.

Current assets and current liabilities are financial instruments and management believes that their carrying amounts are reasonable estimates of their fair values due to their short term nature.

The convertible debentures and derivative liability approximate fair value based on Level 3 inputs, as further discussed in Note 7.

Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of longlived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. No impairment existed at September 30, 2017.

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

The table below summarizes the components of potential dilutive securities at September 30, 2017 and 2016.

	September 30,	September 30,
Description	2017	2016

Convertible Preferred Stock	260,000	260,000
Options to Purchase Common Shares	3,415,000	3,440,000
Private Placement Warrants	1,036,500	1,061,500
Convertible Promissory Notes	1,925,000	1,925,000

Total	6,636,500	6,686,500

Note 4. Accounts Payable and Accrued Expenses

The table below outlines the elements included in accounts payable and accrued expenses at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
Description	2017	2016
Related parties:
Accrued payroll due officers	$1,994,711	$1,769,711
Accrued interest due officers and directors	716,062	568,161
Accrued director fees	375,000	311,250
Base rents due to the President	117,632	76,826
Associated rental costs	38,780	28,908
Other	17,308	17,308
Total related parties	$3,259,493	$2,772,164

Non-related parties:
Accrued interest	$1,416,332	$1,220,516
Accrued dividends	635,000	558,800
Accrued fines and penalties	25,950	7,650
Other accounts payable and accrued expenses	215,619	225,560
Total non-related parties	$2,292,901	$2,012,526

Total accounts payable and accrued expenses	$5,552,394	$4,784,690

Note 5.  Convertible Notes and Line of Credit

Line of Credit

On October 23, 2008, the Company entered into an agreement with an unrelated third party for an unsecured Line of Credit up to a maximum of $1,000,000. The Line of Credit provided for funds to be drawn as needed and carries an interest rate on amounts borrowed of 9% per annum, originally payable quarterly, based on the pro rata number of days outstanding. All funds originally advanced under the facility were due and payable by November 1, 2012. As an inducement to provide the facility, the lender was awarded an immediate option to purchase 50,000 shares of common stock of the Company at $1.75 per share. In addition, the lender received an option to purchase a maximum of 250,000 additional shares of common stock of the Company at $1.75 per share. The options expire following repayment in full by the Company of the amount borrowed. At September 30, 2017, the principal and accrued interest due on the obligation, which totals $1,740,984, remains unpaid.

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

The Convertible Notes issued pursuant to the two Private Placements discussed above total $962,500 in principal and became due and payable beginning in March 2012 and extending at various dates through June 2013. As of the date of the filing of this report, all of the aforementioned debt obligations remain unpaid and in default under the repayment terms of the notes. In addition, a total of $529,801 of accrued interest on the above notes remains outstanding at September 30, 2017.

The table below summarizes the Company’s debt arising from the above-described sources as of September 30, 2017 and December 31, 2016:

	Principal	Amount	Amount
	Amount	Due	Due
Loan Facility	Owed	Related Parties	Others

Line of Credit	$1,000,000	$-	$1,000,000

Private Placements:
March 1, 2010	475,000	75,000	400,000
October 25, 2010	487,500	-	487,500

Total Private Placements	962,500	75,000	887,500

Total	$1,962,500	$75,000	$1,887,500

Note 6. Convertible Debentures and Derivative Liability

Pursuant to a Private Placement Memorandum dated February 14, 2014 (the "Private Placement"), the Company offered up to a maximum of $3,000,000 of Collateralized Convertible Senior Debentures in three tranches of $1,000,000 each, to accredited or institutional investors. The Offering was conducted contingent on the deposit into Escrow of the purchase price for all of the Debentures offered in the principal amount of $3,000,000. The Debentures, once issued, bore interest at 4% per annum after 180 days, mature six years from the date of issuance, and are secured by a lien on the Company’s Mississippi property. On March 31, 2014, the First Closing occurred when subscriptions in the amount of $3,000,000 were received in Escrow and accepted by the Company. The Escrow Agent released $1,000,000 to the Company and the Company issued First Tranche Debentures in the aggregate principal amount of $1,000,000.

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

On December 31, 2014, the Second Closing occurred when investors representing $850,000 of Second Tranche Debentures consented to Amendment II to the Private Placement, which amended certain terms and conditions, including those relating to issuance and conversion of the Second and Third Tranche Debentures, as well as the period of time within which to perform the Third Tranche Closing Obligations, as amended.  The Escrow Agent released $850,000 to the Company and the Company issued Second Tranche Debentures in the aggregate principal amount of $850,000. Thus, the Second Tranche Debentures can be converted into a total of 1,888,889 shares of common stock. The Escrow Agent refunded $300,000 to those investors who did not consent to Amendment II.

The Company did not meet the closing obligations for the Third Tranche Debentures as of June 30, 2015, as was required pursuant to the terms of the Private Placement, as amended. Therefore, the remaining $850,000 being held in escrow for the purchase of the Third Tranche Debentures was returned to the investors in July 2015.

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

The Company's stock was not trading from approximately September 4, 2014, when its stock registration was revoked, through approximately October 26, 2015, when its' stock began to trade again. The Company engaged an independent valuation expert to determine the fair value of its shares of common stock for each quarter beginning with the quarter ended September 30, 2014. For periods from September 30, 2014 through September 30, 2015, the fair value of the common stock was estimated by adjusting the most recent market price by changes in the underlying market cap due to changes in the value of net assets and applying a discount for lack of marketability inasmuch as the stock was not trading. After the stock began to trade again on or about October 26, 2015, the closing price of the stock was used in the valuation beginning with the quarter ending December 31, 2015 through this most recent valuation at September 30, 2017. Monte Carlo models were developed to value the derivative liability within the Notes using a historical volatility rate, based on comparable companies, of 132% at September 30, 2017 and 179% at December 31, 2016, and using discount bond rates based on the expected remaining term of each instrument ranging from 6.35% to 6.78% at September 30, 2017 and 5.26% at December 31, 2016. In addition, the September 30, 2017 valuation included that the conversion requirements for Tranche I Debentures, exclusive of price, were met as of September 30, 2017 and continue to be met at September 30, 2017, while conversion requirements for Tranche II Debentures were expected to be met by October 24, 2017.

The estimated fair value for the derivative liability relating to each Debenture at the balance sheet dates is as follows:

	September 30, 2017	December 31, 2016

Tranche 1	$ 668,654	$ 1,008,068
Tranche 2	600,944	1,022,221

Derivative Liability	$ 1,269,598	$ 2,030,289

At the initial valuation date of each Tranche, a portion of the derivative liability was allocated to the Convertible Debentures as debt discount, with the remainder being recorded as other income/expense. At March 31, 2014, the initial valuation of the First Tranche Debentures, $1,000,000, was allocated to debt discount and, at December 31, 2014, the initial valuation of the Second Tranche Debentures, $850,000, was allocated to debt discount. The debt discount is subsequently amortized to expense using an effective interest methodology. Amortization of debt discount amounted to $98,947 and $48,146 for Convertible Debentures and $3,415 and $1,659 for the non-convertible Debenture for the nine months ended September 30, 2017 and 2016, respectively.

The interest payment on the Tranche 1 and Tranche 2 Debentures for the calendar year 2015, in the amount of $57,233, was due March 1, 2016. The interest payment on the Tranche 1 and Tranche 2 Debentures for the calendar year 2016, in the amount of $74,000, was due March 1, 2017. The Company failed to make these interest payments and, therefore, is in default under the terms of the Debentures.

On October 25, 2016, certain Debenture holders filed a Complaint against the Company in the United States District Court for the District of Delaware for monies due and owing pursuant to the Tranche 1 and Tranche 2 Collateralized Convertible Senior Debentures issued on March 31, 2014 and December 31, 2014. The plaintiffs are seeking $1.4 million, plus interest from January 1, 2015, together with costs and fees. See Part II: Item 1: Legal Proceedings-Edson R. Arneault, Kathleen Devlin and James Devlin, J. Steven Emerson, Emerson Partners, J. Steven Emerson Roth IRA, Steven Rothstein, and Barry Stark and Irene Stark v. Diamondhead Casino Corporation (In the United States District Court for the District of Delaware (C.A. No. 1:16-cv-00989-LPS).

Note 7. Short Term Notes and Interest Bearing Advance

Short Term Note

In January 2017, the Company financed $2,694 of the premium due for liability insurance on its Mississippi property. The financing requires monthly installments of $285 of principal and interest at a rate of 12.75%. At September 30, 2017, a principal balance of $562 remained outstanding on the note.

Bank Credit Facility

Wells Fargo Bank provides an unsecured credit facility of up to $15,000 to the Company. The facility requires a variable monthly payment of amounts borrowed plus interest, which is applied at 11.24% on direct charges and 24.99% on any cash advanced through the facility. At September 30, 2017, a principal balance of $14,123 remained outstanding on the facility.

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

The table below summarizes the short-term notes and interest bearing advance at September 30, 2017.

		Balance Owing
Description of Facility	Interest Rate	September 30, 2017

Property Liability Insurance Financing	12.75%	$ 562

Bank Credit Facility	11.24% - 24.99%	14,123

Interest Bearing Advance	12.50%	25,000

Total Short Term Notes and Interest Bearing Advance		$ 39,685

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

The principal due under the two foregoing loan arrangements totals $137,500. The Company has filed a second lien on its Mississippi property in favor of the note holders to secure both principal and interest in the maximum amount of $250,000. The lien is second to the existing first lien on the Mississippi property in the amount of $3.85 million. The first lien is held by holders of previously-issued convertible and non-convertible Debentures ($1.85 million) and certain executives and directors ($2 million) as outlined in Note 10.

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

On July 24, 2017, the President of the Company, who is a Director of the Company, agreed to advance the Company up to $20,000 for the payment of expenses. As of September 30, 2017, the President had advanced a total of $8,221 under this agreement to pay certain accounting, legal and insurance expenses. The President previously agreed to secure a $25,000 loan and interest due thereon and to secure and guarantee a $15,000 loan and interest due thereon. The President is also personally liable for certain bank-issued credit cards used by the Company to pay expenses incurred by the Company.

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

The table below summarizes the Company’s long-term notes payable as of September 30, 2017 and December 31, 2016:

	Principal Amount	Amount Due	Amount Due
Loan Facility	Owed	Related Parties	Others

4 Year 8% secured note	$47,500	$25,000	$22,500

4 Year 14% secured note	90,000	90,000	-

Total Due December 31, 2016	$137,500	$115,000	$22,500

2 Year 12.5% secured note	15,000	-	15,000

2 Year 4%/15% secured
note due Chairman	67,628	67,628	-

2 Year 15% secured note
Note due President	8,221	8,221	-

Total Due September 30, 2017	$228,349	$190,849	$37,500

Note 9.  Related Party Transactions

As of September 30, 2017, the President of the Company is owed deferred salary in the amount of $1,791,996 and the Vice President and the current Chairman of the Board of Directors of the Company is owed deferred salary in the amount of $121,140. The Board of directors agreed to pay interest at 9% per annum on the foregoing amounts owed. Interest expense under this agreement amounted to $120,584 and $100,390 for the nine months ended September 30, 2017 and 2016, respectively. Total interest accrued under this agreement totaled $640,926 and $520,342 as of September 30, 2017 and December 31, 2016, respectively.

Effective September 1, 2011, the Company entered into a month-to-month lease with the President and then-Chairman of the Board of Directors of the Company, for office space in a furnished and fully equipped townhouse office building owned by the President in Alexandria, Virginia. The lease calls for monthly base rent in the amount of $4,534 and payment of associated costs of insurance, real estate taxes, utilities and other expenses. Rent expense associated with this lease amounted to base rent in the amount of $40,806 and associated rental costs of $11,188 for a total of $51,994 for the nine months ended September 30, 2017 and base rent in the amount of $40,806 and associated rental costs of $9,303 for a total of $50,109 for the nine months ended September 30, 2016. No payments associated with the base rents were made in the first nine months of 2017. At September 30, 2017 and December 31, 2016, amounts owing for base rent and associated rental costs totaled $156,412 and $105,734, respectively.

Directors of the Company are entitled to a director's fee of $15,000 per year for their services. The Company has been unable to pay directors' fees to date. A total of $375,000 and $311,250 was due and owing to the Company’s current and former directors as of September 30, 2017 and December 31, 2016, respectively. Directors have previously been compensated and may, in the future, be compensated for their services with cash, common stock, or options to purchase common stock of the Company.

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

The Company has filed a second lien in the maximum amount of $250,000 on the Diamondhead property to secure certain notes payable totaling $137,500 in principal and accrued interest incurred. A third lien will also be filed to secure related party notes arising in the third quarter of 2017. Details of these notes are more fully described in Note 8.

Litigation

CASE SETTLED

College Health & Investment, L.P. v. Diamondhead Casino Corporation (Delaware Superior Court)(C.A. No. N15C-01-119-WCC)

On January 15, 2015, the plaintiff, a beneficial owner of in excess of 5% of the common stock of the Company, filed suit for breach of a Promissory Note issued March 25, 2010, in the principal amount of $150,000, with interest payable at 12% per annum, with a maturity date of March 25, 2012. Plaintiff was seeking payment of principal of $150,000, interest due through December 31, 2014 in the amount of $45,000, and interest due of 12% per annum from December 31, 2014 until entry of judgment. The Note, as well as the accrued interest thereon, are shown as current liabilities on the Company’s current balance sheet. On January 22, 2015, the defendant forwarded a Notice of Conversion to plaintiff, exercising the Borrower's right to convert the principal and any interest due on the Note into common stock. On February 11, 2015, the Company moved to dismiss the complaint as moot. The plaintiff filed an opposition to the motion to dismiss alleging that the Note was convertible only prior to its maturity date. On July 2, 2015, the Court agreed with the Plaintiff and denied the Company's motion to dismiss. On July 16, 2015, the Company filed an Answer and Grounds of Defense.  On August 18, 2015, the Company filed a Suggestion of Bankruptcy and Automatic Stay. The matter was stayed due to the below-referenced bankruptcy action (Case No. 15-11647) which has now concluded. On July 7, 2017, the Court notified counsel for the parties that if no proceedings were taken within the next thirty days, that this action would be dismissed by the Court for want of prosecution. On August 4, 2017, the plaintiff filed a Motion for Summary Judgment. On or about October 11, 2017, the parties settled this case and the following two cases filed by the same Plaintiff, by entering into an Agreement of Settlement and Release.  In this case, the parties also filed a Stipulation and Order of Judgment with the Court in favor of the Plaintiff in the amount of $244,537, plus post judgment interest at the legal rate, with the understanding that the Plaintiff would forebear from execution on said Judgment, with certain exceptions, for one year. The settlement agreement required that Daniel Burstyn, the son of the General Partner of the Plaintiff, be appointed to the Board of Directors of the Company until the Judgment was paid in full, to the extent any of the current members of the Board of Directors remained in control of the Company and that a non-interest bearing promissory note, in the principal amount of $50,000, with a maturity date of October 11, 2021, be issued to College Health. The Stipulation and Order of Judgment was filed on October 13, 2017 and entered by the Court on October 16, 2017.

CASE SETTLED

College Health & Investment, L.P. v. Diamondhead Casino Corporation (In the Court of Chancery of the State of Delaware (C.A. No. 10663-CB)

On February 13, 2015, the plaintiff, a beneficial owner of in excess of 5% of the common stock of the Company, filed a Verified Complaint pursuant to 8 Del.C.§211(c), with a Verification signed by the plaintiff's General Partner, Samuel I. Burstyn, who was seeking an order compelling the Company to hold an annual meeting. The Company agreed to entry of an Order setting  a new date for an annual meeting of June 8, 2015, a Record Date of April 24, 2015, and to clarify that there is no advance notice requirement for the submission of stockholder proposals at the Company's annual stockholders' meetings. The plaintiff sought costs and expenses, including attorneys' fees. On or about July 7, 2015, the Plaintiff filed a Motion for an Award of Attorneys' Fees and Reimbursement of Expenses in the total amount of $150,000 for both this case and the following case.  The Company filed an opposition to this motion. On August 18, 2015, the Company filed a Suggestion of Bankruptcy and Automatic Stay. The matter was stayed due to the below-referenced bankruptcy action (Case No. 15-11647) which concluded in 2016. No further activity occurred in this case which was settled, as noted above, on or about October 11, 2017. The parties filed a Stipulation of Dismissal in the case, dismissing this case with prejudice. The Stipulation of Dismissal was filed with the Court and entered on October 13, 2017.

CASE SETTLED

College Health & Investment, L.P. v. Edson R. Arneault, Deborah A. Vitale, Gregory A. Harrison, Martin Blount and Benjamin Harrell(In the Court of Chancery of the State of Delaware)(C.A. No. 10793-CB)

On March 14, 2015, the plaintiff, a beneficial owner in excess of 5% of the common stock of the Company, filed a Verified Complaint, with a Verification signed by the plaintiff's General Partner, Samuel I. Burstyn. In Count I, the plaintiff alleged that the defendants breached their fiduciary duty of disclosure. In Count II, the plaintiff alleged that defendants breached their fiduciary duties of loyalty and care. The plaintiff sought injunctive relief, but no monetary damages other than attorney’s fees. On or about July 30, 2015, the defendant directors filed Defendants' Answer and Verified Counterclaims for defamation, breach of fiduciary duty and aiding and abetting a breach of fiduciary duty.

On August 19, 2015, the plaintiff filed a Motion to Dismiss the Counterclaims. As noted above, on or about July 7, 2015, the Plaintiff filed a Motion for an Award of Attorneys' Fees and Reimbursement of Expenses in the total amount of $150,000 in this case and the above-referenced case.  On or about August 26, 2015, the defendants filed an Opposition to Plaintiff's Motion for an Award of Fees and Reimbursement of Expenses.  On September 25, 2015, the parties entered into a Stipulation and [Proposed] Order Staying Litigation pending the below-referenced bankruptcy action (Case No. 15-11647) which concluded in 2016. No further activity occurred in this case which was settled, as noted above, on or about October 11, 2017. The parties filed a Stipulation of Dismissal in the case, dismissing this case with prejudice, subject to the approval of the Court. The Stipulation of Dismissal was filed with the Court and entered on October 13, 2017.

CASE DISMISSED/ATTORNEYS FEES AND EXPENSES AWARDED TO THE COMPANY

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

CASE PENDING

Edson R. Arneault, Kathleen Devlin and James Devlin, J. Steven Emerson, Emerson Partners, J. Steven Emerson Roth IRA, Steven Rothstein, and Barry Stark and Irene Stark v. Diamondhead Casino Corporation (In the United States District Court for the District of Delaware (C.A. No. 1:16-cv-00989-LPS)

On October 25, 2016, the above-named Debenture holders filed a Complaint against the Company in the United States District Court for the District of Delaware for monies due and owing pursuant to certain Collateralized Convertible Senior Debentures issued on March 31, 2014 and December 31, 2014. The plaintiffs are seeking $1.4 million, plus interest from January 1, 2015, together with costs and fees.  The Company was served with the Complaint on October 31, 2016. On November 21, 2016, the Company filed a motion to dismiss for lack of subject matter jurisdiction due to failure to plead diversity. On February 21, 2017, the plaintiffs filed a motion for leave to amend their complaint based upon declarations of citizenship filed with the court. On September 26, 2017, the motion for leave to amend was granted and the Company's motion to dismiss was granted in part and denied in part. The Court also granted plaintiffs leave to file a Second Amended Complaint which was filed on October 2, 2017. On October 16, 2017, the Company filed Defendant's Answer and Affirmative Defenses and Counterclaim. On November 2, 2017, the Plaintiffs filed an Answer to the Counterclaim.

Employee Stock Ownership Plan

The Company failed to file information returns required to be filed in connection with its Employee Stock Ownership Plan (“ESOP”) for the 2015 and 2016 calendar years in a timely fashion. The filings were due to be filed with the Department of Labor by July 15th of each respective year. The Company did not have sufficient funds to pay professionals to audit its ESOP and/or prepare and file required documents and forms when due. Although these required filings normally do not result in any tax due to an agency of the government, the Company could be subject to penalties for failure to file these forms when due. The Company intends to bring its ESOP-required filings current and when current, will attempt to enroll in a voluntary compliance program with the Department of Labor with respect to any penalties or fines incurred. However, there can be no assurance the Company will be able to enroll in any such program or obtain a reduction of the fines and penalties that may be due. The Company has accrued $25,950 in anticipation of penalties as of September 30, 2017. Previously delinquent filings for the Plan for the years 2010 through 2014 were filed in 2016.

Note 11. Subsequent Events

In the fourth quarter of 2017, the President has advanced approximately $15,000 to pay corporate expenses, including expenses for professional fees and services incurred in the preparation and filing of this Form 10-Q.

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

Liquidity

The Company has incurred continued losses over the years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has no operations, generates no revenues and has been dependent on various financing arrangements to raise sufficient cash to satisfy the expenses it incurs. The Company is concentrating its efforts on the development of its Diamondhead, Mississippi Property. The development of the Diamondhead property is dependent on obtaining the necessary capital, through equity and/or debt financing, unilaterally, or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, staff, open, and operate a casino resort. In the past, the Company has been able to sustain itself through various short term borrowing, however, at September 30, 2017, the Company’s cash on hand amounted to $1,291, while current liabilities totaled $9,069,246. Therefore, in order to sustain itself, it is imperative that the Company secures a source of funds to provide further working capital. There can be no assurance the Company will be able to obtain such funding.

In addition, a line of credit in the amount of $1,000,000 obtained in October 2008, was payable in November 2012. Also, convertible notes issued pursuant to two Private Placements offered in 2010, totaling $962,500 at September 30, 2017, had become payable beginning in March 2012 and extending at various dates through June 2013. As of the date of the filing of this report, none of the aforementioned debt obligations or the accrued interest thereon has been paid and, therefore, the Company is in default with respect to the repayment terms of the notes. Also, accrued interest on Tranche I and Tranche II Debentures issued in 2014, totaled $186,581, of which payment of $131,233 is delinquent. The Company is also in arrears with respect to payment of franchise taxes due to the State of Delaware for the years 2015 and 2016. In addition, the Company has also been unable to pay various routine operating expenses. At September 30, 2017, the Company had current liabilities totaling $9,069,246 and only $1,291 cash on hand. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Financial Results and Analysis

During the nine months ended September 30, 2017, the Company incurred net losses applicable to common stockholders, exclusive of the recording of change in the fair value of derivatives, of $1,041,637. However, the Company recorded a decrease in the fair value of the derivative liability in the amount of $760,691 which decreased the net loss applicable to common stockholders to $280,946 for the nine months ended September 30, 2017. During the nine months ended September 30, 2016, the Company incurred net losses, exclusive of the recording of change in the fair value of derivatives, of $631,919. However, the Company recorded an increase in the fair value of the derivative liability in the amount of $218,023 which increased the net loss applicable to common stockholders to $849,942 for the nine months ended September 30, 2016.

Administrative and general expenses incurred totaled $426,066 and $509,550 for the nine months ending September 30, 2017 and 2016, respectively. The table below depicts the major categories comprising these expenses:

	September 30,	September 30,
DESCRIPTION	2017	2016
Payroll and related taxes	$225,000	$225,000
Director fees	63,750	67,500
Professional services	79,140	83,200
Stock transfer and escrow fees	-	3,761
Rents and insurances	54,654	52,965
State franchise taxes and fees	5,131	5,031
Fines and penalties	18,300	24,432
Edgar reporting fees	4,951	5,419
Settlement fee paid to director	-	15,000
All other expenses	15,100	27,242

Total Administrative and General Expenses	$426,066	$509,550

Expense associated with fines and penalties decreased $6,132 from the prior year. The decrease is attributable to the Company successfully completing its previously delinquent filings for the Company’s Employee Stock Ownership Plan for the years 2010 through 2014 during the second quarter of 2016.

Other Income and Expense

Interest expense incurred totaled $344,878 and $305,122 for the nine months ended September 30, 2017 and 2016, respectively, an increase of $39,756. The increase in 2017 is primarily attributable to the impact of accrued interest on unpaid wages which continue to accrue quarterly as well as the impact from new borrowings arising in the first nine months of 2017.

The results for the period ended September 30, 2016 benefited from the settlement of certain litigation in the second quarter of 2016, which resulted in net proceeds to the Company of $150,000.  In addition, the Company filed previously delinquent filings associated with its Employee Stock Ownership Plan for the years ended December 31, 2010 through 2014 with the Department of Labor (“DOL”). In the absence of the filings, the Company could have been subjected to extensive penalties associated with those delinquencies and had accrued a provision for that possibility in prior financial statements. The Company believed it had complied with the DOL's Delinquent Filer Voluntary Compliance Program and, therefore, recaptured $240,050 of previously-accrued expense related to this matter in the second quarter of 2016.

Off-Balance Sheet Arrangements

Management Agreement

On June 19, 1993, two subsidiaries of the Company, Casino World Inc. and Mississippi Gaming Corporation, entered into a Management Agreement with Casinos Austria Maritime Corporation (“CAMC”). Subject to certain conditions, under the Management Agreement, CAMC would operate, on an exclusive basis, all of the Company’s proposed dockside gaming casinos in the State of Mississippi, including any operation fifty percent (50%) or more of which is owned by the Company or its affiliates. Unless terminated earlier pursuant to the provisions of the Agreement, the Agreement terminates five years from the first day of actual Mississippi gaming operations and provides for the payment of an annual operational term management fee of 1.2% of all gross gaming revenues between zero and $100,000,000; plus 0.75% of gross gaming revenue between $100,000,000 and $140,000,000; plus 0.5% of gross gaming revenue above $140,000,000; plus two percent of the net gaming revenue between zero and $25,000,000; plus three percent of the net gaming revenue above $25,000,000.  The Company believes this Agreement is no longer in effect. However, there can be no assurance that CAMC will not attempt to maintain otherwise which would lead to litigation.

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

The table listed below provides a reconciliation of the beginning and ending net balances for the derivative liability measured at fair value using significant unobservable inputs (Level 3) at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Tranche I	$668,654	$1,008,068
Tranche II	600,944	1,022,221

Derivative Liability	$1,269,598	$2,030,289

Sensitivity Analysis to Changes in Level 3 Assumptions

Significant inputs include the dates when required conditions are expected to be met under the conversion terms of the debentures, the underlying market cap due to borrowings and losses and discount for lack of marketability. In addition, use of different ranges of bond discount rates and changes in historical volatility rates would also result in a higher or lower fair value.

Current assets and current liabilities are financial instruments and management believes that their carrying amounts are reasonable estimates of their fair values due to their short-term nature.

The convertible debentures and derivative liability approximate fair value based on Level 3 inputs.

Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of longlived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. No impairment existed at September 30, 2017.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company currently is not subject to any trading or non-trading market risk-sensitive instruments. The note payable and the long-term debt listed on the Company’s balance sheet are at fixed interest rates and, therefore, are not market risk-sensitive.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer, who also serves as Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2017 that are expected to materially affect, or are  reasonably likely to materially affect, our internal control over financial reporting.

PART II:   OTHER INFORMATION

Item 1.  Legal Proceedings

CASE SETTLED

College Health & Investment, L.P. v. Diamondhead Casino Corporation (Delaware Superior Court)(C.A. No. N15C-01-119-WCC)

On January 15, 2015, the plaintiff, a beneficial owner of in excess of 5% of the common stock of the Company, filed suit for breach of a Promissory Note issued March 25, 2010, in the principal amount of $150,000, with interest payable at 12% per annum, with a maturity date of March 25, 2012. Plaintiff was seeking payment of principal of $150,000, interest due through December 31, 2014 in the amount of $45,000, and interest due of 12% per annum from December 31, 2014 until entry of judgment. The Note, as well as the accrued interest thereon, are shown as current liabilities on the Company’s current balance sheet. On January 22, 2015, the defendant forwarded a Notice of Conversion to plaintiff, exercising the Borrower's right to convert the principal and any interest due on the Note into common stock. On February 11, 2015, the Company moved to dismiss the complaint as moot. The plaintiff filed an opposition to the motion to dismiss alleging that the Note was convertible only prior to its maturity date. On July 2, 2015, the Court agreed with the Plaintiff and denied the Company's motion to dismiss. On July 16, 2015, the Company filed an Answer and Grounds of Defense.  On August 18, 2015, the Company filed a Suggestion of Bankruptcy and Automatic Stay. The matter was stayed due to the below-referenced bankruptcy action (Case No. 15-11647) which has now concluded. On July 7, 2017, the Court notified counsel for the parties that if no proceedings were taken within the next thirty days, that this action would be dismissed by the Court for want of prosecution. On August 4, 2017, the plaintiff filed a Motion for Summary Judgment. On or about October 11, 2017, the parties settled this case and the following two cases filed by the same Plaintiff, by entering into an Agreement of Settlement and Release.  In this case, the parties also filed a Stipulation and Order of Judgment with the Court in favor of the Plaintiff in the amount of $244,537, plus post judgment interest at the legal rate, with the understanding that the Plaintiff would forebear from execution on said Judgment, with certain exceptions, for one year. The settlement agreement required that Daniel Burstyn, the son of the General Partner of the Plaintiff, be appointed to the Board of Directors of the Company until the Judgment was paid in full, to the extent any of the current members of the Board of Directors remained in control of the Company and that a non-interest bearing promissory note, in the principal amount of $50,000, with a maturity date of October 11, 2021, be issued to College Health. The Stipulation and Order of Judgment was filed on October 13, 2017 and entered by the Court on October 16, 2017.

CASE SETTLED

College Health & Investment, L.P. v. Diamondhead Casino Corporation (In the Court of Chancery of the State of Delaware (C.A. No. 10663-CB)

On February 13, 2015, the plaintiff, a beneficial owner of in excess of 5% of the common stock of the Company, filed a Verified Complaint pursuant to 8 Del.C.§211(c), with a Verification signed by the plaintiff's General Partner, Samuel I. Burstyn, who was seeking an order compelling the Company to hold an annual meeting. The Company agreed to entry of an Order setting  a new date for an annual meeting of June 8, 2015, a Record Date of April 24, 2015, and to clarify that there is no advance notice requirement for the submission of stockholder proposals at the Company's annual stockholders' meetings. The plaintiff sought costs and expenses, including attorneys' fees. On or about July 7, 2015, the Plaintiff filed a Motion for an Award of Attorneys' Fees and Reimbursement of Expenses in the total amount of $150,000 for both this case and the following case.  The Company filed an opposition to this motion. On August 18, 2015, the Company filed a Suggestion of Bankruptcy and Automatic Stay. The matter was stayed due to the below-referenced bankruptcy action (Case No. 15-11647) which concluded in 2016. No further activity occurred in this case which was settled, as noted above, on or about October 11, 2017. The parties filed a Stipulation of Dismissal in the case, dismissing this case with prejudice. The Stipulation of Dismissal was filed with the Court and entered on October 13, 2017.

CASE SETTLED

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

On August 19, 2015, the plaintiff filed a Motion to Dismiss the Counterclaims. As noted above, on or about July 7, 2015, the Plaintiff filed a Motion for an Award of Attorneys' Fees and Reimbursement of Expenses in the total amount of $150,000 in this case and the above-referenced case.  On or about August 26, 2015, the defendants filed an Opposition to Plaintiff's Motion for an Award of Fees and Reimbursement of Expenses.  On September 25, 2015, the parties entered into a Stipulation and [Proposed] Order Staying Litigation pending the below-referenced bankruptcy action (Case No. 15-11647) which concluded in 2016. No further activity occurred in this case which was settled, as noted above, on or about October 11, 2017. The parties filed a Stipulation of Dismissal in the case, dismissing this case with prejudice, subject to the approval of the Court. The Stipulation of Dismissal was filed with the Court and entered on October 13, 2017.

CASE DISMISSED/ATTORNEYS FEES AND EXPENSES AWARDED TO THE COMPANY

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

CASE PENDING

Edson R. Arneault, Kathleen Devlin and James Devlin, J. Steven Emerson, Emerson Partners, J. Steven Emerson Roth IRA, Steven Rothstein, and Barry Stark and Irene Stark v. Diamondhead Casino Corporation (In the United States District Court for the District of Delaware (C.A. No. 1:16-cv-00989-LPS)

On October 25, 2016, the above-named Debenture holders filed a Complaint against the Company in the United States District Court for the District of Delaware for monies due and owing pursuant to certain Collateralized Convertible Senior Debentures issued on March 31, 2014 and December 31, 2014. The plaintiffs are seeking $1.4 million, plus interest from January 1, 2015, together with costs and fees.  The Company was served with the Complaint on October 31, 2016. On November 21, 2016, the Company filed a motion to dismiss for lack of subject matter jurisdiction due to failure to plead diversity. On February 21, 2017, the plaintiffs filed a motion for leave to amend their complaint based upon declarations of citizenship filed with the court. On September 26, 2017, the motion for leave to amend was granted and the Company's motion to dismiss was granted in part and denied in part. The Court also granted plaintiffs leave to file a Second Amended Complaint which was filed on October 2, 2017. On October 16, 2017, the Company filed Defendant's Answer and Affirmative Defenses and Counterclaim. On November 2, 2017, the Plaintiffs filed an Answer to the Counterclaim.

Item 1A.  Risk Factors

As a smaller reporting company, information under this item is not required to be presented.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

The Company is in arrears on the payment of dividends due on its three series of preferred stock currently issued and outstanding. The Company has not paid preferred dividends due in the first nine months of 2017 in the amount of i) $22,500 on its Series S preferred stock; ii) $22,500 on its Series S-NR preferred stock; and iii) $31,200 on its Series S-PIK preferred stock. The table below summarizes total preferred stock dividends in arrears at September 30, 2017.

Total Amount
Description	In Arrears

Series S	$187,500
Series S-NR	187,500
Series S-PIK	260,000

Total In Arrears	$635,000

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

DIAMONDHEAD CASINO CORPORATION

DATE: November 17, 2017	/s/	DEBORAH A. VITALE
	By:	Deborah A. Vitale
Chief Executive Officer