Form 10-K
period 2017-12-30
DIAMONDHEAD CASINO CORP
filed 2018-04-17
CIK 844887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2017

COMMISSION FILE NO: 017529

DIAMONDHEAD CASINO CORPORATION

(Exact name of registrant as specified in its charter)

Delaware592935476

(State of Incorporation)(I.R.S. Employer Identification Number)

1013 Princess Street, Alexandria, Virginia 22314

(Address of principal executive offices)

Registrant’s telephone number, including area code:703/683-6800

Securities registered pursuant to Section 12 (b) of the Act:None

Securities registered pursuant to Section 12 (g) of the Act:Common Stock, par value $.001

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

Yes   ☒   No  ☐

     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☒    No o

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10K or any amendment to this Form 10K. ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐   Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller Reporting Company  ☒

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No   ☒

     The aggregate market value of the voting common equity held by nonaffiliates of the Company based on the closing price of the stock on the over-the-counter market at June 30, 2017 was $1,924,073.

     The number of common shares outstanding as of April 9, 2018:  36,297,576.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and intentions and are not historical facts and typically are identified by use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given,” or “there is no way to anticipate with certainty.”  These statements include, among other things, statements regarding our ability to implement our business plan and business strategy, our ability to obtain financing to sustain the Company, our ability to finance any future development, construction or operations, our ability to attract key personnel, and our ability to operate profitably in the future. These forward-looking statements are based on current expectations and assumptions that are subject to substantial risks and uncertainties which could cause our actual results to differ materially from those reflected in the forward-looking statements. In evaluating these forward-looking statements, you should consider risks and uncertainties relating to various factors, including, but not limited to, financing, licensing, construction and development, competition, legal actions, federal, state, county and/or city government actions, general financing conditions, and general economic conditions.

The Company’s actual results may differ significantly from results projected in the forward-looking statements. We undertake no obligation to revise or update forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Throughout this Annual Report references to “we,” “our,” “us,” “Diamondhead Casino Corporation,” the “Company,” and similar terms refer to Diamondhead Casino Corporation and its wholly-owned subsidiaries, unless the context indicates otherwise.

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

For the year ending December 31, 2017 and, the Company's limited resources were consumed by extensive litigation relating to various lawsuits and efforts to obtain financing. See item 3. Legal Proceedings.

Mississippi

The Company is a single asset entity. It owns, through its wholly-owned subsidiary, Mississippi Gaming Corporation, an approximate 400-acre undeveloped property located at 7051 Interstate 10, Diamondhead, Mississippi 39525 (hereafter “the Diamondhead Property” or “the Property”). The Company intends to develop the Property beginning with a casino resort. The Company is in the early development stages of the project. There can be no assurance that the substantial funds required for the design and construction of the project can be obtained or obtained on acceptable terms. Moreover, there can be no assurance that if the requisite financing for the project is obtained and the project is constructed, that the project will be successful. The Company has no current operations in Mississippi, no offices in Mississippi, and no employees in Mississippi.

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

Mississippi Gaming Site Approval

In the State of Mississippi, in addition to local zoning, a proposed gaming site must obtain Gaming Site Approval. Only the Mississippi Gaming Commission has the authority to grant Gaming Site Approval. On or about May 29, 2014, the title holder of the Property, Mississippi Gaming Corporation, a wholly-owned subsidiary of the Company, applied for Gaming Site Approval for a fifty (50) acre site on the Diamondhead Property. In its Notice of Intent, the applicant anticipated the casino would contain approximately 1250 slot machines and approximately 40 table games and contain an estimated 80,000 square feet of gaming space. On August 21, 2014, the Mississippi Gaming Commission granted Gaming Site Approval to Mississippi Gaming Corporation for a fifty acre site on the Diamondhead Property.

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

The Gaming Site Approval was granted for a period expiring three years after the date Approval to Proceed with Development is granted. The Property owner has not applied for Approval to Proceed with Development. Thus, the three year period has not yet begun to run.

Additional Permits, Authorizations and Approvals Are Required

In addition to Gaming Site Approval, the development of the Diamondhead Property requires the Company to obtain additional permits, authorizations and approvals from various federal, state, county, and/or city agencies, boards and commissions, which may include, but not be limited to, the following: U.S. Army Corps of Engineers, Environmental Protection Agency, U.S. Fish and Wildlife Service, U.S. Coast Guard, Port and Harbor Commission, Mississippi Gaming Commission, Mississippi Department of Marine Resources, Mississippi Commission on Environmental Quality, Mississippi Department of Transportation, Hancock County, and/or the City of Diamondhead. The regulatory environment relating to such permits, authorizations and approvals is uncertain and subject to constant change. There can be no assurance that all permits, authorizations and/or approvals can be obtained, or that if obtained, that they will be renewed. While there is no pending environmental litigation, the foregoing permits, authorizations and approvals remain subject to future litigation and the actions of environmental groups and various federal, state, county and/or local governments and agencies, including, but not limited to, the foregoing. The Company will be required to spend significant funds to pay the architects, surveyors, engineers, accountants, attorneys, consultants and other experts required to prepare and process the applications required for the permits, authorizations and approvals required. The amount ultimately required is unknown at this time, but the Company does not have any funds required for this purpose. There can be no assurance the Company will be able to obtain the funds required for this purpose or that it will be able to obtain the funds required on acceptable terms.

Uncertain Regulatory and Political Environment

The political environment in which the Company and/or its subsidiaries intend to operate is also uncertain, dynamic and subject to rapid change. Existing operators often propose and support legislation and/or litigation designed to make it difficult or impossible for competition to enter a market. This political and regulatory environment makes it impossible to predict the effects that the adoption of and changes in gaming laws, rules and regulations and/or competition will have on development of a gaming resort. Moreover, legislatures in states in which gaming is legal often consider wide-ranging legislation and regulations which could adversely affect operations and expected revenues. Likewise, the federal government often considers legislation which could adversely affect operations and expected revenues and certain states have legalized internet gaming. The long term effects of legalizing internet gaming on the casino industry in general and on the Company’s proposed casino operations are unknown.

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

License Fees and Taxes

License fees and taxes are payable to the State of Mississippi and to the counties and cities in which the Mississippi Gaming Subsidiary’s respective operations will be conducted. The license fee payable to the State of Mississippi is based upon “gaming receipts,” which are generally defined as gross receipts less payouts to customers as winnings. The fee equals 4% of the first $50,000 or less of gross revenue per calendar month, plus 6% of the next $84,000 of gross revenue per calendar month, plus 8% of gross revenue over $134,000 per calendar month. License fees paid in any taxable year are allowed as a credit against the Mississippi State income tax liability of a licensee for that taxable year.

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

The following chart identifies casinos which are located in Mississippi and with which the Company will compete. Except for distances, the information contained in the chart is derived from the Mississippi Gaming Commission’s Monthly Survey Information (Property Data) for the period January 1, 2018 through January 31, 2018.

							Approximate
							Distance to
	Gaming	Slot	Table	Poker	Hotel	Total	Diamondhead
REGION	Sq. Ft	Games	Games	Games	Rooms	Parking	(in miles)

COASTAL REGION

Beau Rivage Casino	79,808	1,796	80	16	1,740	3,320	35
Boomtown Casino	37,891	778	14	0	0	1,490	33
Golden Nugget	54,728	1,145	44	9	706	1,345	35
Hard Rock Casino	51,934	1,201	52	0	479	2,332	35
Harrah’s Gulf Coast	31,419	772	35	0	499	2,705	35
IP Casino Resort Spa	81,733	1,534	55	10	1,089	3,400	33
Palace Casino	38,000	853	26	0	234	1,590	33
Treasure Bay Casino	28,140	816	26	0	195	1,096	31
Island View Casino	82,935	1,790	41	0	974	4,150	23
Hollywood Casino	56,300	996	21	5	291	1,700	12
Silver Slipper Casino	36,826	929	27	0	129	1,057	15
Scarlet Pearl	60,445	1,186	37	10	300	2,333	33

Region Totals	640,159	13,796	458	50	6,636	26,518

NORTHERN REGION

Bally’s Tunica
Casino	46,535	899	16	0	0	1,699	377
Fitzgerald’s Casino
Tunica	38,457	913	20	0	506	1,795	379
Gold Strike Casino
Resort	50,007	1,199	59	0	1,133	2,412	373
Hollywood Casino-
Tunica	55,000	1,041	17	6	494	1,801	379
Horseshoe Casino
And Hotel	63,000	1,043	76	39	505	1,775	373
Isle of Capri-Lula	56,985	871	20	0	486	1,500	345
Resorts Tunica
Hotel & Casino	42,902	794	4	0	201	2,738	378
Sam’s Town-
Tunica	46,000	737	19	0	700	4,308	378
Tunica Roadhouse
Casino	31,000	685	17	0	135	4,265	373

Region Totals	429,879	8,180	248	45	4,160	22,293

CENTRAL REGION

Ameristar Casino
Hotel	72,210	1,335	27	10	148	3,063	210
Harlow’s Casino
Resort	33,000	738	15	0	105	1,500	285
Lady Luck Casino	25,000	612	9	0	89	1,063	212
Magnolia Bluffs
Casino	16,032	484	14	4	140	427	199
Riverwalk
Casino	22,822	620	10	0	80	748	211
Trop Casino
Greenville	22,822	6092	10	0	40	734	287
Water View Casino
& Hotel	28,000	539	15	0	122	631	211

Region Totals	222,064	4,969	105	14	724	8,166

STATE TOTALS	1,292,102	26,945	811	109	11,520	56,977

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

Based on the Louisiana Gaming Control Board's 21st Annual Report to the Louisiana State Legislature for 2017,  there are fifteen riverboat casinos authorized to operate in Louisiana. There are six riverboat casinos in the Shreveport-Bossier City area, which is about 360 miles from the Diamondhead Property; three in Lake Charles, which is approximately 246 miles from the Diamondhead Property; three in East Baton Rouge Parish, which is approximately 123 miles from the Diamondhead Property; and one each in Kenner, Harvey and Amelia, which are approximately 73, 71, and 139 miles, respectively, from the Diamondhead Property. As of June 30, 2016, there were approximately 1,798 video poker outlets and 13,160 video poker devices in the 31 parishes in Louisiana where video poker gaming had been approved in the local option election of November 5, 1996. These machines are authorized in bars, restaurants, hotels, off-track betting parlors and truckstops. Louisiana also has slot machine gaming at racetracks. Louisiana generated direct gaming revenue of $705,517,316, a decrease of $8,341,668 from the previous fiscal year. Riverboat gaming continues to be the most dominant area in gaming in Louisiana, providing more than half of the state's gaming revenue. The cumulative effect of the foregoing could be seen as having a significant competitive effect on the Diamondhead Property project.

ITEM 1A.  RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

This section is not applicable to smaller reporting companies.

ITEM 2.  PROPERTIES

Diamondhead, Mississippi Property

The Company owns, through its wholly-owned subsidiary, Mississippi Gaming Corporation, an approximate 400-acre tract of unimproved land in Diamondhead, Mississippi. The property is located at 7051 Interstate 10, Diamondhead, Mississippi 39525 (hereafter “the Diamondhead Property” or “the Property”). The Property is located entirely within the City of Diamondhead and Hancock County. The Property is zoned “C-2-Interstate Commercial/Gaming/Resort.”

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

In 2016, a second lien in the maximum amount of $250,000 was placed on the Property to secure the principal and interest due on various notes payable which were issued in 2016. The details of these notes are more fully discussed in Note 7 of the attached consolidated financial statements attached to this report.

The Amended and Restated First Tranche Collateralized Convertible Senior Debentures and the Second Tranche Collateralized Convertible Senior Debentures are convertible, under certain circumstances, to common stock of the Company. If and when these Debentures have been converted to common stock of the Company, the liens securing these Debentures would be removed. There can be no assurance that the foregoing Debentures will be able to be converted to common stock of the Company and that these liens would be removed. Moreover, certain Debenture holders have filed suit against the Company for the principal and interest due under these Debentures. Therefore, the lien underlying these Debentures is not likely to be removed based on the conversion of the Debentures to stock.

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

CASE DISMISSED/ATTORNEYS FEES AND EXPENSES AWARDED TO THE COMPANY

In re Diamondhead Casino Corporation (United States Bankruptcy Court)(District of Delaware)(Case No. 15-11647-LSS)

On August 6, 2015, an Involuntary Petition was filed in the United States Bankruptcy Court by three promissory note holders under title 11, United States Code, requesting an order for relief under chapter 7 of the Bankruptcy Code. The three creditors listed combined claims of $150,000 in principal, plus interest due on certain promissory notes. On August 28, 2015, the Company filed a Motion to Dismiss the Involuntary Petition or, in the Alternative, to Convert the Case to Chapter 11 (the "Motion to Dismiss"). The Company maintained that the Petition was filed in bad faith by supporters of the dissident slate which lost the proxy contest that was decided by the stockholders on June 8, 2015 and that it was filed in retaliation for the Company's refusal, following the stockholders' vote, to place several of the losing dissident's nominees on the Board of Directors. On September 11, 15 and 17, 2015, three additional promissory note holders filed Joinders to the Involuntary Petition listing additional combined claims of $237,500 plus interest. The Company did not recognize one of the joining petitioners as a bona fide creditor of the Company.  On September 17, 2015, the six Petitioners, who were represented by the same attorneys, filed an Objection to the Company's Motion to Dismiss. On September 18, 2015, the six Petitioners filed an Emergency Motion for Entry of an Order Directing the Appointment of (I) an Interim Chapter 7 Trustee, or (II) alternatively, a Chapter 11 Trustee Should the Involuntary Case be converted (the "Emergency Motion").  The Court held an evidentiary hearing on the Emergency Motion in October 2015. On November 13, 2015, the Court denied the Petitioners' Emergency Motion as it related to the request for an interim Chapter 7 trustee. On January 15, 2016, the Court held an evidentiary hearing on the Company's Motion to Dismiss the Involuntary Petitions. The parties filed briefs in support of and in opposition to the motion.

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

The Company filed a collection action against the Petitioners in a Maryland state court to collect the attorneys' fees and expenses awarded by the Bankruptcy Court. In the first quarter of 2017, the Company collected $20,000 from one Petitioner. The Company is in the process of attempting to collect the remainder of the judgment due from another Petitioner, who was ordered by the Maryland court to post a cash bond in the amount of $36,000. The collection action is now on appeal.

CASE PENDING

Edson R. Arneault, Kathleen Devlin and James Devlin, J. Steven Emerson, Emerson Partners, J. Steven Emerson Roth IRA, Steven Rothstein, and Barry Stark and Irene Stark v. Diamondhead Casino Corporation (In the United States District Court for the District of Delaware (C.A. No. 1:16-cv-00989-LPS)

On October 25, 2016, the above-named Debenture holders filed a Complaint against the Company in the United States District Court for the District of Delaware for monies due and owing pursuant to certain Collateralized Convertible Senior Debentures issued on March 31, 2014 and December 31, 2014. The plaintiffs are seeking $1.4 million, plus interest from January 1, 2015, together with costs and fees.  The Company was served with the Complaint on October 31, 2016. On November 21, 2016, the Company filed a motion to dismiss for lack of subject matter jurisdiction due to failure to plead diversity. On February 21, 2017, the plaintiffs filed a motion for leave to amend their complaint based upon declarations of citizenship filed with the court. On September 26, 2017, the motion for leave to amend was granted and the Company's motion to dismiss was granted in part and denied in part. The Court also granted plaintiffs leave to file a Second Amended Complaint which was filed on October 2, 2017. On October 16, 2017, the Company filed Defendant's Answer and Affirmative Defenses and Counterclaim. On November 2, 2017, the Plaintiffs filed an Answer to the Counterclaim. The parties have exchanged discovery in the case. Trial in this matter is currently scheduled for March 22, 2019.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

The market price of the Company’s common stock is highly volatile. A lack of liquidity in the stock, announcements by the Company, its competitors, the industry, or other casino-related, gaming-related, economy-related, or various other announcements, can lead to wide swings in the market price of the Common Stock.

The following table sets forth the high and low closing price quotations of the Common Stock in each quarter during the periods set forth. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2017		2016
	High	Low	High	Low

First Quarter	$0.09	$0.06	$0.19	$0.10
Second Quarter	0.08	0.05	0.15	0.10
Third Quarter	0.06	0.04	0.13	0.05
Fourth Quarter	0.07	0.02	0.09	0.06

On April 1, 2018, there were 850 registered holders of record of the Common Stock of the Company.

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

Equity Compensation Plans

Plan Stock Options

On December 19, 1988, the Company adopted a stock option plan (the “Plan”) for its officers and management personnel under which options could be granted to purchase up to 1,000,000 shares of the Company’s common stock. Accordingly, the Company reserved 1,000,000 shares for issuance under the Plan. The option price may not be less than 100% of the market value of the shares on the date of the grant.  The options expire within ten years from the date of grant.  At December 31, 2017, no options from this plan were issued or exercised.

Non-Plan Stock Options

The Company has, from time to time, awarded non-plan stock options to its Directors, Officers and key employees. The table below summarizes the status of all non-plan options currently outstanding issued to Company Directors, Officers, and former Officers and employees of the Company.

	December 31, 2017		December 31, 2016
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	3,415,000	$.44	3,440,000	$.44
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	25,000.75
Outstanding at end of year	3,415,000	$.44	3,415,000	$.44
Options exercisable at year-end	3,415,000		3,415,000

On January 3, 2018, the Board of Directors voted to extend from March 13, 2018 to December 31, 2020, the expiration date for a total of 3,115,000 currently outstanding options previously issued to the Chairman, the President, the Vice President and two former employees of the Company. The Company is expected to record stock-based compensation expense of $21,570 in the first quarter of 2018.

Recent Sales of Equity Securities

None.

Repurchase of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read together with the consolidated financial statements and related notes thereto, for the years ended December 31, 2017 and 2016, attached to this report.

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

Liquidity

The Company has incurred continued losses over the years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has had no operations since it ended its gambling cruise ship operations in 2000. Since that time, the Company has concentrated its efforts on the development of its Diamondhead, Mississippi Property. The development of the Diamondhead Property is dependent on obtaining the necessary capital, through equity and/or debt financing, unilaterally, or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, staff, open, and operate a casino resort. In the past, the Company has been able to sustain itself through various short term borrowings, however, as of December 31, 2017, the Company's cash on hand amounted to $65, while accounts payable and accrued expenses totaled $5,851,208 and the Company had an accumulated deficit of $36,679,875. In addition, the Company reported a net loss applicable to common shareholders of $1,309,603 for the year ended December 31, 2017. Therefore, in order to sustain itself, it is imperative that the Company secure a source of funds to provide further working capital.

In addition, a Line of Credit in the amount of $1,000,000 obtained in October 2008, was payable in November 2012 and Convertible Notes issued pursuant to two Private Placements offered in 2010, totaling $962,500 in principal at December 31, 2016, had become payable beginning in March 2012 and extending at various dates through June 2013. As of the date of the filing of this report, none of the aforementioned debt obligations have been satisfied and the Company is in default of the repayment terms of those facilities.  In addition, holders of Debentures representing $1,400,000 of the $1,850,000 of Debentures issued, filed a Complaint against the Company in the United States District Court for the District of Delaware for amounts they assert are due and owing pursuant to certain Collateralized Convertible Senior Debentures issued on March 31, 2014 and December 31, 2014. The plaintiffs are seeking $1.4 million in principal plus interest from January 1, 2015, together with costs and fees.

The above conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Financial Results and Analysis

As reflected in the accompanying consolidated financial statements, the Company recorded a net loss applicable to common shareholders of $1,208,003 for the year ending December 31, 2017 and a net loss applicable to common shareholders of $784,073, as adjusted, for the year ending December 31, 2016, and expects continued losses for the foreseeable future. General and administrative expenses incurred totaled $667,260 and $665,610 for the years ending December 31, 2017 and 2016, respectively. The table below depicts the major categories comprising those expenses:

	December 31,	December 31,
DESCRIPTION	2017	2016
Payroll and Related Taxes	$300,000	$300,000
Director Fees	82,500	90,000
Professional Fess	139,700	105,314
Stock Transfer and Escrow Fees	-	5,704
Rents and Insurances	76,394	70,719
Fines and Penalties	33,635	32,082
Edgar Reporting Fees	5,175	6,606
Settlement Fee Paid to Director	-	15,000
All Other Expenses	29,856	40,185

Total General and Administrative Expenses	$667,260	$665,610

The amount reported as payroll includes amounts not actually paid to employees, but accrued as debt payable to employees. The Company compensated only one employee in 2017, the President and CEO of the Registrant, who also served as a Director, Chief Financial Officer, Treasurer and Secretary of the Registrant and held various positions in the Registrant’s subsidiaries.

Professional fees increased $34,386 in 2017 over the prior year. The increase was due to legal fees paid in settlement of certain lawsuits.

In 2016, the Company incurred a one-time expense for a payment in the amount of $15,000 to a Director in connection with his efforts associated with certain litigation which resulted in the Company collecting net settlement proceeds of $150,000 in the second quarter of 2016. No such expense was incurred in 2017.

Interest expense incurred in 2017 totaled $498,334. This included interest of $333,968 accrued for outstanding notes, debentures, a line of credit, amortization of finance cost and interest of $164,366 accrued for unpaid payroll due officers. Interest expense incurred in 2016 totaled $449,705. This included interest of $312,339 accrued for outstanding notes, debentures, a line of credit, amortization of finance costs and interest of $137,366 accrued for unpaid payroll due officers. The increase in interest on notes, debentures and the line of credit in the amount of $25,694 is primarily due to interest accruing under the terms of new interest bearing loans obtained in 2017, which totaled $102,628 in principal.

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

Related Party

On July 26, 2017, the Chairman paid $67,628 for all property taxes due, together with all interest due thereon, to Hancock County, Mississippi for an approximate 400-acre tract of land ("the Diamondhead Property"), owned by Mississippi Gaming Corporation, a wholly-owned subsidiary of the Company. The taxes had to be paid by July 31, 2017 to avoid a tax sale. The conditions of the note under which the Chairman agreed to make this payment are discussed in full detail in Note 6 of these consolidated financial statements.

Of particular note to those conditions is item (v) which calls for the Chairman to be indemnified for any loss sustained on the sale of certain common stock sold to cover the property taxes paid. The Chairman has identified the common stock sold and has provided the Company with the documentation required to document the sale of said stock and to calculate the contingent future loss, if any, on said stock.

Had the Company paid the note in full at December 31, 2017, in addition to the principal and interest due, the company would have been liable for approximately $167,580 in additional funds to indemnify the Chairman for his loss from the sale of the stock to pay the taxes due.

There are no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources, that are material to our stockholders.

Critical Accounting Policies

Accounting Pronouncements Adopted in the Consolidated Financial Statements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-11 -  Earnings per Share (Topic 260); Distinguishing Form Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatory Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interest with a Scope Exception. Topic 815, Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. The amendments in Part I of this Update change the classification of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments.

As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity-linked classified financial instruments, the amendments require entities that present earnings per share in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and a reduction of income available to common shareholders in basic earnings per share.

The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that are now presented as pending content in the Codification, to a scope exception. These amendments do not have an accounting effect.

The Company adopted the provisions of the update in its December 31, 2017 consolidated financial statements and elected the retrospective transition method whereby comparative consolidated financial statements for the prior year have been recast to reflect the impact of the adoption for comparability reasons. The effect of the recast on net income applicable to common shareholders is more fully discussed in Note 8 of the accompanying consolidated financial statements

In March 2018, the FASB issued ASU 2018-05 – Income Taxes (Topic 740) and amendments Securities and Exchange paragraphs pursuant to SEC Staff Accounting Bulletin No. 118. The amendments incorporate into Accounting Standards Codification recent SEC guidance related to the income tax accounting implications of the Tax Cut and Jobs Act. The amendments were effective upon issuance. The Company does not expect the amendments to have a material effect on its financial statements.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements for the years ended December 31, 2017 and 2016 are attached to this report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of the Chief Executive Officer/Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on the results of this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.

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

The Chief Executive Officer/Chief Financial Officer conducted an evaluation of the effectiveness of internal control over financial reporting. Based on this evaluation, the Chief Executive Officer/ Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter of the year ending December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Officers and
Directors	Age	Position(s)
Deborah A. Vitale	68	Director, President, Secretary, Treasurer and Chief Financial Officer
Martin Blount	55	Director
Benjamin J. Harrell	64	Director, Vice-President
Gregory A. Harrison	73	Chairman of the Board of Diamondhead Casino Corporation, Vice-President
Robert S. Crow III	62	Director

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

Martin C. Blount has served as a Director of the Company since June 9, 2010. Since approximately 1986, Mr. Blount has been a stock broker and a registered investment banking representative. Since approximately April of 2013, Mr. Blount has also served as a licensed structured settlement agent for various parties. Mr. Blount also represents professional athletes and is a certified Major League Baseball agent. Mr. Blount is a graduate of West Virginia Wesleyan College and holds a B.A. degree in Sociology. The Board believes Mr. Blount is qualified to serve as a Director due to his prior experience as a Director of the Company and his experience in the securities and financial industry.

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

The Compensation Committee is composed of two Directors: Robert S. Crow II and Martin C. Blount. The Board of Directors has determined that all members of the Committee are independent Directors based on the general independence standards adopted by the Board.

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

The Nominating Committee is composed of two Directors: Martin C. Blount and Benjamin J. Harrell. The Board of Directors has determined that Mr. Blount is an independent Director based on the general independence standards adopted by the Board. Mr. Harrell does not meet the general independence standards as adopted by the Board of Directors and, therefore, serves in an ex-officio capacity.

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

ITEM 11.   EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company only compensated one executive in 2017, the President and CEO, who also serves as a Director, and Chief Financial Officer, Treasurer and Secretary of the Registrant and held various positions in the Registrant’s subsidiaries. The Board of Directors monitors and approves compensation paid to executives of the Company.

Executive Compensation

The Board of Directors determined Ms. Vitale’s base salary to be $300,000 per annum. Ms. Vitale’s base salary reflects her contribution to the Company in a myriad of corporate roles and responsibilities. The Board recognized that Ms. Vitale manages the Company’s business without the benefit of any administrative staff normally associated with the management of a publicly-traded company at significant savings to the Company. Since mid-November of 2009, the Company has, from time to time, been unable to pay Ms. Vitale the salary due her because of a lack of funds. At December 31, 2017, Ms. Vitale was entitled to cash compensation of $1,866,996 for services rendered from 2010 through 2017, which has accrued and is unpaid at December 31, 2017. In addition, on October 12, 2012, the Board of Directors approved a motion to pay interest at 9% per annum on the unpaid compensation due Ms. Vitale retroactive to the outstanding amounts due beginning in 2010 through the date of actual payment. The following table sets forth the amounts due Ms. Vitale for unpaid salary for each of the years 2010 through 2017 and the interest due thereon. None of the accrued salary or interest has been paid to Ms. Vitale to date.

	TOTAL	SALARY	SALARY	INTEREST
YEAR	SALARY	PAID	ACCRUED	EARNED
2010	$300,000	$161,538	$138,462	$3,221
2011	300,000	96,466	203,534	18,837
2012	300,000	None	300,000	43,462
2013	300,000	None	300,000	70,428
2014	300,000	150,000	150,000	91,739
2015	300,000	125,000	175,000	101,899
2016	300,000	None	300,000	126,463
2017	300,000	None	300,000	153,463
	$2,400,000	$533,004	$1,866,996	$69,512

The following table provides information concerning the compensation of the former Chairman of the Board of Directors and the President and Chief Executive Officer. No cash compensation was paid to any other officer during 2017 and 2016.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified	(2)
						Incentive	Deferred	All
Name and		(1)		Stock	Option	Plan	Compensation	Other
Occupation	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Deborah A. Vitale	2017	$300,000	None	None	None	None	None	$168,463	$468,463
President	2016	$300,000	None	None	None	None	None	$141,463	$441,463

(1)In 2017 and 2016, none of Ms. Vitale’s salary compensation was paid to her and, therefore, the $300,000 of salary compensation owing to her for 2017 and 2016 will be paid to her when Company finances permit.

(2)In 2017, Ms. Vitale earned an annual Director's fee of $15,000. In addition, in 2017, Ms. Vitale earned interest in the amount of $153,463 on the portion of her unpaid salary for the years 2010 through 2017. In 2016, Ms. Vitale earned an annual Director's fee of $15,000. In addition, in 2016, Ms. Vitale earned interest in the amount of $126,463 on the portion of her  unpaid salary for the years 2010 through 2016.

The following tables provide a summary of the outstanding equity awards of the President at December 31, 2017.

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

The Company sponsors an employee stock ownership plan which is a tax deferred defined contribution pension plan formed in 1994. Ms. Vitale has been a plan participant since 1998. No contributions were made to Ms. Vitale’s participant account for the years ending December 31, 2017 or 2016.

At December 31, 2017, Ms. Vitale was 100% vested in 447,272 shares of common stock which were contributed to the plan on her behalf in past years.

Directors’ Compensation

Effective January 1, 2013, the directors of the Company are entitled to be compensated at a rate of $15,000 per annum. No director received directors' fees in the years  2016 or 2017.  Each Director is eligible for an annual payment in the amount of $15,000 as long as they remain a Director through December 31 of the applicable year, absent death or incapacitation. The annual payment to new directors will be prorated based upon months served in their initial year as a Director. Directors are reimbursed for certain approved expenses incurred in connection with Company business and for certain approved expenses incurred in connection with attendance at non-telephonic Board, committee, or other meetings.  Directors are from time to time, awarded non-qualified options to purchase common stock of the Company.

The table below summarizes Director Compensation for the year ended December 31, 2017.

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

(1)Mr. Harrison earned $10,903 of interest in 2017 which accrued to his benefit for unpaid salary for the years 2010 and 2011. None of the above interest due was paid to Mr. Harrison in 2017.

Other Compensation Arrangements

Gregory A. Harrison, the current Chairman of the Board of Directors and a Vice President of the Company was previously a compensated employee of the Company until December 31, 2011. Mr. Harrison is still due compensation for unpaid salary of $51,140 for the year 2010 and $70,000 for the year 2011. On October 12, 2012, the Board of Directors approved a motion to pay interest at 9% per annum on the unpaid compensation due Mr. Harrison retroactive to the outstanding amounts due beginning in 2010 through the date of actual payment.  Interest on the unpaid salary due to Mr. Harrison was $2,122 in 2010, $7,648 in 2011, $10,903 in 2012, $10,903 in 2013, and $10,903 per year for each of the years 2014 through 2017. The total accrued interest through December 31, 2017 was $75,196. None of the interest due to Mr. Harrison has been paid to date.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2017, to the Company’s knowledge, based on filings with the Securities & Exchange Commission by certain beneficial owners and/or information received by the Company, the beneficial ownership of the outstanding Voting Stock held by (i) each person or entity beneficially owning more than 5% of the shares of any class of Voting Stock, (ii) each director, nominee, and certain executive officers, individually, and (iii) all directors and executive officers as a group. The Common Stock and the Voting Preferred Stock vote as a single class and each share thereof is entitled to one vote per share.

BENEFICIAL OWNER	AMOUNT OF BENEFICIAL OWNERSHIP	CLASS OF STOCK	PERCENT OF CLASS	PERCENT OF VOTING (1)
Europa Cruises Corporation Employee Stock Ownership Plan Trust Deborah A. Vitale, Trustee (2) 1013 Princess Street Alexandria, Virginia 22314	2,147,735	Common	4.88%	4.68%

Deborah A. Vitale (2)(3) Director, President, Secretary, Treasurer and Chief Financial Officer Chairman, President, Secretary and Treasurer of Casino World, Inc. Chairman, President, Secretary and Treasurer of Mississippi Gaming Corporation 1013 Princess Street Alexandria, Virginia 22314	6,187,107	Common	14.05%	13.49%

Gregory Harrison (4) Chairman and Vice President 16209 Kimberly Grove Gaithersburg, Maryland 20878	1,462,554	Common	3.32%	3.19%

Benjamin J. Harrell (5) Director and Vice President 162 Hesper Avenue Metairie, Louisiana 70005	475,000	Common	1.08%	1.04%

Martin Blount, Director c/o 1013 Princess Street Alexandria, Virginia 22314	—

Robert S. Crow, III, Director (6) 5910 Coral Sea Avenue Rockville, Maryland 20851	1,079,869	Common	2.45%	2.35%

Serco International Financial Advisory and	901,831	Common	2.05%	5.95%
Management Services Limited (7)	900,000	Preferred S-NR	100.00%
P.O. Box 52 A-1072 Vienna, Austria	926,000	Preferred S	100.00%

Austroinvest International Limited (7)	901,831	Common	2.05%	5.95%
30, DeCastro Street,	900,000	Preferred S-NR	100.00%
Road Town Tortola, British Virgin Islands	926,000	Preferred S	100.00%

Serco International Limited (7)	901,831	Common	2.05%	5.95%
4, George Street	900,000	Preferred S-NR	100.00%
Mareva House P.O. Box N-3937 Nassau, Bahamas	926,000	Preferred S	100.00%

Ernst G. Walter (7)	901,831	Common	2.05%	5.95%
P.O. Box 15	900,000	Preferred S-NR	100.00%
1072 Vienna, Austria	926,000	Preferred S	100.00%

College Health and Investment Ltd. (8) College Health and Investment LP (8) Samuel I. Burstyn, General Partner	3,215,982	Common	7.30%	7.01%
701 Brickell Avenue, 24th Fl Miami, FL 33131

All Directors & Executive Officers (5 Persons)	9,204,430	Common	20.90%	20.07%

(1)Common Stock, Series S-NR Preferred Stock and Series S Preferred Stock have been combined for the purpose of calculating voting percentages.

(2)The Europa Cruises Corporation Employee Stock Ownership Plan (“ESOP”) was established on August 18, 1994. The Trustee of the ESOP is Deborah A. Vitale. As of December 31, 2017, a total of 2,295,450 ESOP shares had been released for allocation to participants in the ESOP and an additional 556,815 shares had been forfeited by the Trust. The participants in the ESOP are entitled to direct the Trustee as to the manner in which the Company’s allocated shares are voted. The remaining 2,147,735 unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.

(3)Includes 2,147,735 unallocated common shares of the ESOP Trust; 767,000 shares of Common Stock owned directly by Ms. Vitale; options to purchase 2,825,000 shares of Common Stock; and 447,272 shares of Common Stock, which represent shares of Common Stock held in Ms. Vitale’s fully vested ESOP participant account.

(4)Includes 1,247,279 shares of Common Stock owned directly by Mr. Harrison; options to purchase 150,000 shares of Common Stock; a convertible Promissory Note which is convertible or exercisable into a total of 50,000 shares of common stock and 15,275 shares of Common Stock held in Mr. Harrison’s fully vested ESOP participation account. Pursuant to a Private Placement dated February 14, 2014, on March 31, 2014, Mr. Harrison purchased a Collateralized Convertible Senior Debenture convertible into 166,667 shares of Common Stock. The conditions required for conversion of this Debenture into Common Stock of the Company have not yet been met. Assuming the conditions required for conversion are met in the future, Mr. Harrison’s Debenture would be converted into a total of 166,667 shares of Common Stock without any action on the part of Mr. Harrison, at which time his holdings, assuming no other changes occurred, would total 1,629,221.

(5)Includes 400,000 shares of Common Stock owned directly by Mr. Harrell and an option to purchase 75,000 shares of Common Stock.

(6)Includes 979,869 shares of Common Stock owned directly by Mr. Crow and a convertible Promissory Note which is convertible or exercisable into a total of 100,000 shares of Common Stock.

(7)Serco International Financial Advisory and Management Services Ltd., Austroinvest International Limited, and Serco International Limited (f/k/a Serco International Financial Advisory and Management Services, Ltd.), are affiliated entities. The Company is informed that Dr. Ernst Walter is the sole Director and President of each company. The total beneficial ownership of securities of the Company held by the foregoing includes: 901,831 shares of Common Stock owned by Serco International Financial Advisory and Management Services, Ltd.; 926,000 shares of Series S Preferred Stock owned by Austroinvest International Limited; and 900,000 shares of Series S-NR Preferred Stock owned by Serco International Limited.

(8)Includes 1,659,868 shares of Common Stock owned by College Health & Investment LP, 506,164 shares of Common Stock owned by College Health & Investment Ltd, 200,000 shares of Common Stock owned by Alana Burstyn, 199,950 shares of Common Stock owned by Sean Burstyn, c/o Burstyn.  College Health & Investment Ltd. holds a Promissory Note, issued March 25, 2010, convertible into 300,000 shares of Common Stock and Warrants to purchase 350,000 shares of Common Stock at $0.25 per share. The foregoing persons and entities appear to share a common address, 701 Brickell Avenue, Miami, FL 33131. Samuel I. Burstyn is the General Partner of College Health & Investment LP, which the General Partner maintains, is also known as College Health & Investment, Ltd. Does not include 200,000 shares of Common Stock held by Shari Jakobowitz, Custodian FBO Ava Burstyn, under the Florida Uniform Transfer Minor Act. College Health & Investment L.P. claims it assigned the Promissory Note dated March 25, 2010 to DDM Holdings, LLC. The Company does not recognize the alleged assignment.

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

As of December 31, 2017 a total of 2,295,450 shares of Common Stock had been released for allocation to participants in the ESOP.  An additional 556,815 shares had been forfeited by the Trust. The Company made no contributions to the ESOP Plan for the years ended December 31, 2011 through December 31, 2017. The participants in the ESOP are entitled to direct the Trustee as to the manner in which the Company’s allocated shares are voted. The remaining 2,147,735 unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.

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

In 2017, the President received no payments for base rent and the entire base rent due for that year in the amount of $54,408 was accrued. In 2016, the President received payment for six months' base rent in the amount of $27,204. The remaining base rent due, in the amount of $27,204, was accrued.

For the year ended December 31, 2016, rent expense associated with this lease amounted to base rent in the amount of $54,408 and associated rental costs of $15,140, for a total of $69,948. For the year ended December 31, 2016, rent expense associated with this lease amounted to base rent in the amount of $54,408 and associated rental costs of $12,743, for a total of $67,151.

At December 31, 2017, The President is owed a total of $173,965 under the lease agreement.

In June of 2016, the Company paid a Director $15,000 in connection with his efforts associated with certain litigation which resulted in the Company collecting net settlement proceeds of $150,000 in the second quarter of 2016.

In the second quarter of 2017, at the request of the Company, the current Chairman of the Board of Directors who is also a Vice President of the Company ("the Chairman"), paid all property taxes due, together with all interest due thereon, to Hancock County, Mississippi on an approximate 400-acre tract of land ("the Diamondhead Property"), owned by Mississippi Gaming Corporation, a wholly-owned subsidiary of the Company. The taxes had to be paid by July 31, 2017 to avoid a tax sale.

The taxes paid, together with interest due thereon, totaled $66,133. The credit card fees incurred in paying these taxes totaled $1,495. Thus, the total amount advanced was $67,628. The Chairman sold common stock in another publicly-held company, the name of which has been disclosed to the Board of Directors, to cover the amounts billed to his credit cards.

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

Also in the second quarter of 2017, the President of the Company, who is a Director of the Company, agreed to advance the Company up to $20,000 for the payment of expenses. As of December 31, 2017, the President had advanced the $20,000 specified under this agreement to pay certain accounting, legal and other operating expenses. The President previously agreed to secure a $25,000 loan and interest due thereon and to secure and guarantee a $15,000 loan and interest due thereon. The President is also personally liable for certain bank-issued credit cards used by the Company to pay expenses incurred by the Company.

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

The above described indebtedness incurred in 2016 was secured with a second lien on the Company’s Diamondhead, Mississippi property.

The Company’s policies and procedures require Board of Director approval of any related party transaction that involves an Officer or Director of the Company or any of its subsidiaries.

Director Independence

The Company has no written independence standards it follows in making a determination as to Director independence. However, in evaluating the independence of its members, the Company’s management determined that Mr. Blount and Mr. Crow are independent directors by virtue of the fact that they are not officers or employees of the Company.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The table below depicts the fees paid to Friedman LLP in each of the last two years:

Description of Services	2017	2016

Audit Fees…………………………………….	$50,300	$60,755
Audit-Related Fees………….……………….	-	-
Tax Fees……………………………………….	-	-
All Other Fees…………………………………	-	-

Total Fees Paid to Friedman LLP	$50,300	$60,755

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

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Subsidiaries of the Registrant:

             Mississippi Gaming Corporation (Delaware)

Casino World, Inc. (Delaware)

            Europasky Corporation (Delaware)

Exhibits 31.1 and 31.2

Attached to this report is the certification of  the Chief Executive Officer/ Chief Financial Officer of the Company pursuant to Rule 13A–14 of the Securities and Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibits 32.1 and 32.2

Attached to this report is the certification of the Chief Executive Officer/ Chief Financial Officer of the Company as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Index to Exhibits

(a)Previously filed as an Exhibit to Form 10 – Amendment 1 as filed on May 27, 2015 and incorporated by reference.

(b)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference.

(c)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated by reference.

(d)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed April 4, 2014 and incorporated by reference.

(e)Previously filed as an Exhibit to Form 10 as filed on March 31, 2015 and incorporated by reference.

(f)Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diamondhead Casino Corporation
(Registrant)

Date:	April 16, 2018		/s/ Deborah A. Vitale
		By:	Deborah A. Vitale
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory A. Harrison	Chairman of the Board of Directors	April 16, 2018
Gregory A. Harrison

/s/ Deborah A. Vitale	Director	April 16, 2018
Deborah A. Vitale

/s/ Benjamin J. Harrell	Director	April 16, 2018
Benjamin J. Harrell

/s/ Martin C. Blount	Director	April 16, 2018
Martin C. Blount

/s/ Robert S. Crow III	Director	April 16, 2018
Robert S. Crow III

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Diamondhead Casino Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Diamondhead Casino Corporation and Subsidiaries (the “Company”) as of December 31, 2017 and 2016 (as adjusted), and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended (as adjusted), and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Effect of Adopting New Accounting Standard

As discussed in Note 9, the Financial Accounting Standards Board recently issued ASU 2017-11, Earnings per Share (Topic 260); Distinguishing form Equity (Topic 480); Derivatives and Hedging (Topic 815), which a freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The Company elected to early adopt the provisions of this standard and is no longer reporting its liabilities as fair value. The Company elected the retrospective transition method whereby comparative consolidated financial statements for the prior year have been recast to reflect the impact of the adoption for comparability reasons from the beginning of the initial transaction. Our opinion is not modified with respect to this matter.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant recurring net losses over the past several years. In addition, the Company has no operations, except for its efforts to develop the Diamondhead, Mississippi property. Such efforts may not contribute to the Company’s cash flows for the foreseeable future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence is dependent upon its ability to raise the necessary capital with which to satisfy liabilities, fund future costs and expenses and develop the Diamondhead, Mississippi property. Management’s plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ Friedman LLP

We have served as the Company’s auditor since 2009.

New York, New York

April 16, 2018

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

		As Adjusted
	2017	2016
ASSETS

Current assets
Cash	$65	$17,606
Other current assets	370	352
Total current assets	435	17,958

Land held for development (Note 3)	5,476,097	5,476,097
Other assets	80	80

	$5,476,612	$5,494,135

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Notes and line of credit payable (Note 5)	$1,962,500	$1,962,500
Debenture payable (net of unamortized finance costs of $2,153 in 2017 and $3,178 in 2016) (Note 9)	47,847	46,822
Convertible debentures payable (net of unamortized finance costs of $71,394 in 2017 and $104,004 in 2016) (Note 9)	1,728,606	1,695,996
Short term note and interest bearing advance (Note 6)	39,299	-
Accounts payable and accrued expenses due related parties (Note 4)	3,427,168	2,772,164
Accounts payable and accrued expenses – other (Note 4)	2,424,040	2,012,526
Total current liabilities	9,629,460	8,490,008

Notes payable due related parties (Note 7)	202,628	115,000
Notes payable due others (Note 7)	87,500	22,500

Total liabilities	9,919,588	8,627,508

Commitments and contingencies (Notes 3 and 14)

Stockholders’ deficiency (Note 11)
Preferred stock, $0.01 par value; shares authorized 5,000,000, outstanding 2,086,000 in 2017 and 2016 (aggregate liquidation preference of $2,519,080 in 2017 and 2016).	20,860	20,860
Common stock, $0.001 par value; shares authorized 50,000,000, Issued: 39,052,472 in 2017 and 2016, outstanding: 36,297,576 in 2017 and 2016.	39,052	39,052
Additional paid-in capital	35,526,362	35,643,373
Unearned ESOP shares	(3,202,274)	(3,320,875)
Accumulated deficit	(36,679,875)	(35,370,272)
Treasury stock, at cost, 607,161 shares at December 31, 2017 and 527,616 shares at December 31, 2016	(147,101)	(145,511)

Total stockholders’ deficiency	(4,442,976)	(3,133,373)

	$5,476,612	$5,494,135

See the accompanying notes to these consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,

		As Adjusted
	2017	2016
COSTS AND EXPENSES
Administrative and general	$667,260	$665,610
Other	64,107	72,039

	731,367	737,649

OTHER (EXPENSE) INCOME
Net proceeds from litigation settlement	20,000	150,000
Reversal of previously accrued DOL penalties	-	253,281
Interest expense	(498,334)	(449,705)
Other	1,698	-

	(476,636)	(46,424)

NET LOSS	(1,208,003)	(784,073)

PREFERRED STOCK DIVIDENDS	(101,600)	(101,600)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(1,309,603)	$(885,673)

Net loss per common share, basic and fully diluted	$(0.036)	$(0.024)

Weighted average number of common shares outstanding, basic and fully diluted	36,297,575	36,297,575

See the accompanying notes to these consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

YEARS ENDED DECEMBER 31,

		As Adjusted
	2017	2016
Preferred Stock
Balance January 1	$20,860	$20,860
Balance December 31	$20,860	$20,860

Common Stock
Balance January 1	$39,052	$39,052
Balance December 31	$39,052	$39,052

Additional Paid-In Capital
Balance January 1	$35,643,373	$35,757,201
ESOP defaulted shares	(117,011)	(113,828)
Balance December 31	$35,526,362	$35,643,373

Unearned ESOP Shares
Balance January 1	$(3,320,875)	$(3,439,476)
Shares acquired from ESOP	118,601	118,601
Balance December 31	$(3,202,274)	$(3,320,875)

Accumulated Deficit
Balance January 1	$(35,370,272)	$(34,484,599)
Preferred stock dividends	(101,600)	(101,600)
Net loss for year	(1,208,003)	(784,073)
Balance December 31	$(36,679,875)	$(35,370,272)

Treasury Stock
Balance January 1	$(145,511)	$(140,738)
Shares acquired from ESOP	(1,590)	(4,773)
Balance December 31	$(147,101)	$(145,511)

Total Stockholders’ Deficiency	$(4,442,976)	$(3,133,373)

See the accompanying notes to these consolidated financial statements

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

		As Adjusted
	2017	2016
OPERATING ACTIVITIES
Net loss	$(1,208,003)	$(784,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	33,635	37,700
Change in assets and liabilities:
Other assets	(18)	146
Accounts payable and accrued expenses	964,918	610,678
Net cash used in operating activities	(209,468)	(135,549)

FINANCING ACTIVITIES
Proceeds from notes payable issued to related parties	87,628	115,000
Proceeds from notes payable issued to others	65,000	22,500
Proceeds from short term note	44,454	2,946
Payment of short term note	(5,155)	(2,946)
Proceeds from non-interest bearing advances from related parties	-	15,000
Payment of non-interest bearing advances from related parties	-	(15,000)
Net cash provided by financing activities	191,927	137,500

Net (decrease) increase in cash	(17,541)	1,951
Cash beginning of year	17,606	15,655
Cash end of year	$65	$17,606

Cash paid for interest	$1,519	$684

Non-cash financing activities:
Warrants included in deferred financing costs	$25,100	$25,100

Unpaid preferred stock dividends included in accounts payable and accrued expenses	$101,600	$101,600

See the accompanying notes to these consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Business

Diamondhead Casino Corporation and its Subsidiaries (the “Company”) own a total of approximately 400 acres of unimproved land in Diamondhead, Mississippi on which it plans, unilaterally, or in conjunction with one or more partners, to construct a casino resort and hotel and associated amenities. Active subsidiaries of the Company include Mississippi Gaming Corporation, which owns the approximate 400-acre site and Casino World, Inc., the development entity.

Note 2. Liquidity and Going Concern

These consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses over the past several years, has no operations, generates no operating revenues, and as reflected in the accompanying consolidated financial statements, incurred a net loss applicable to common stockholders of $1,309,603 for the year ended December 31, 2017 and a net loss applicable to common stockholders, as adjusted, of $885,673 for the year ended December 31, 2016. In addition, the Company had an accumulated deficit of $36,679,875 at December 31, 2017.

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

In the past, in order to raise capital to continue to pay on-going costs and expenses, the Company has borrowed funds, through Private Placements of convertible instruments as well as through other secured notes which are more fully described in Notes 5, 6 and 7 to these consolidated financial statements. The Company is in default with respect to payment of both principal and interest under the terms of these instruments. In addition, at December 31, 2017, the Company had $5,851,208 of accounts payable and accrued expenses, but only $65 cash on hand.

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

Land development costs, which have been capitalized, consist of the following at December 31, 2017 and 2016:

Land held for development	$4,934,323
Licenses	77,000
Engineering and costs associated with permitting	464,774

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

Current assets and liabilities are financial instruments and management believes that their carrying amounts are reasonable estimates of their fair values due to their short term nature.

Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. No impairment existed as of December 31, 2017.

Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan (ESOP) covering substantially all employees with one or more years of service, financed by employer loans. The Company also established a trust called the Europa Cruises Corporation Employee Stock Ownership Plan Trust Agreement, to serve as the funding vehicle for the ESOP. The President and Chief Executive Officer is the sole Trustee of the Trust. Compensation expense was measured at the current market price of shares committed for release and such shares constitute outstanding shares for earnings per share computations.

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

For the years 2011 through 2017, the Company elected to temporarily suspend contributions to the Plan, in accordance with the loan pledge agreement between the Company and the ESOP Trust. For each year in which there was no contribution to the Plan, the Plan returned the 79,545 shares, which would have been allocated to employees annually, to treasury.

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

The Company follows the provisions of ASC Topic 740, “Accounting for Uncertainty in Income Taxes.” The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this standard, an entity may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The standard also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. The Company does not have a liability for unrecognized tax benefits.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2017 and 2016, the Company has no accrued interest or penalties related to uncertain tax positions.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act was enacted into law and the new legislation contains key tax provisions that effect the company. The Company is required to recognize the effect of the tax law changes in the periods of enactment, such as determining the transition tax, measuring it to U.S. deferred tax assets and liabilities as well as reassessing the net realizability of deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (SAB 118), which allows the Company to record provisional amounts during a measurement period not extended beyond one year of the enactment date.

The Tax Reform Act lowers the corporate income tax rate from 35% to 21%. Aside from the effect on the Company’s net operating loss carryforward valuation allowance, the Act is not expected to have a material impact on the Company’s consolidated financial statements in the foreseeable future.

Net Loss per Common Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is calculated by using the weighted average number of common shares outstanding, plus other potentially dilutive securities. Common shares outstanding consist of issued shares, including allocated and committed shares held by the ESOP trust, less shares held in treasury. The dilutive securities below do not include 5,055,555 potentially convertible Debentures  since the requirements for possible conversion had not yet been met and may never be met.

The table below summarizes the components of potential dilutive securities at December 31, 2017 and 2016.

	December 31,	December 31,
Description	2017	2016

Convertible Preferred Stock	260,000	260,000
Options to Purchase Common Shares	3,415,000	3,415,000
Private Placement Warrants	-	1,061,500
Convertible Promissory Notes	1,925,000	1,925,000

Total	5,600,000	6,661,500

Recent Accounting Pronouncements

Accounting Pronouncements Adopted in the Consolidated Financial Statements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-11 -  Earnings per Share (Topic 260); Distinguishing form Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatory Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interest with a Scope Exception. Topic 815, Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. The amendments in Part I of this Update change the classification of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments.

As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity-linked classified financial instruments, the amendments require entities that present earnings per share in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and a reduction of income available to common shareholders in basic earnings per share.

The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that are now presented as pending content in the Codification, to a scope exception. These amendments do not have an accounting effect.

The Company adopted the provisions of the Update in its December 31, 2017 consolidated financial statements and elected the retrospective transition method whereby comparative consolidated financial statements for the prior year have been recast to reflect the impact of the adoption for comparability reasons. The effect of the recast on net loss applicable to common shareholders is more fully discussed in Note 9.

Other

In March 2018, the FASB issued ASU 2018-05 – Income Taxes (Topic 740) and amendments Securities and Exchange paragraphs pursuant to SEC Staff Accounting Bulletin No. 118. The amendments incorporate into Accounting Standards Codification recent SEC guidance related to the income tax accounting implications of the Tax Cut and Jobs Act. The amendments were effective upon issuance. The Company does not expect the amendments to have a material effect on its consolidated financial statements.

Note 4. Accounts Payable and Accrued Expenses

The table below outlines the elements included in accounts payable and accrued expenses at December 31, 2017 and 2016:

	December 31,	December 31,
Description	2017	2016
Related parties:
Accrued payroll due officers	$ 2,069,711	$ 1,769,711
Accrued interest due officers and directors	767,737	568,161
Accrued director fees	393,750	311,250
Base rents due to the President	131,234	76,826
Associated rental costs	42,731	28,908
Other	22,005	17,308

Total related parties	$ 3,427,168	$ 2,772,164

Non-related parties:
Accrued interest	$ 1,483,923	$ 1,220,516
Accrued dividends	660,400	558,800
Accrued fines and penalties	44,350	7,650
Other accounts payable and accrued expenses	235,367	225,560

Total non-related parties	$ 2,424,040	$ 2,012,526

Total accounts payable and accrued expenses	$ 5,851,208	$ 4,784,690

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

Convertible Notes and Warrants

Pursuant to a Private Placement Memorandum dated March 1, 2010, the Company offered Units consisting of a two year unsecured, convertible promissory note in the principal amount of $25,000 with interest at 12% per annum, together with a five year Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Promissory Note is convertible into 50,000 shares of common stock of the Company immediately upon issuance at the option of the investor. Interest on the notes was originally payable either in cash or common stock at the option of the Company. However, interest is now required to be paid in cash. The Company ultimately accepted subscriptions totaling $450,000 from unrelated subscribers and an additional $25,000 for one Unit purchased by a Director of the Company. The five-year Warrants issued in connection with the Units have expired.

Pursuant to an additional Private Placement Memorandum dated October 25, 2010, the Company offered Units consisting of a two year unsecured, convertible promissory note in the principal amount of $25,000 together with a five year Warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Promissory Notes bear interest at 9% per annum and are convertible into 50,000 shares of common stock of the Company. Interest on the notes was originally payable in either cash or common stock at the option of the Company. However, interest is now required to be paid in cash. The Company accepted subscriptions totaling $512,500 from unrelated accredited investors. On July 2, 2011, the Company redeemed a note in the principal amount of $25,000 by issuing 50,000 shares of common stock. The five-year Warrants issued in connection with the Units have expired.

The Convertible Notes issued pursuant to the two Private Placements discussed above total $962,500 in principal and became due and payable beginning in March 2012 and extending at various dates through June 2013. As of the date of the filing of this report, all of the aforementioned debt obligations remain unpaid and in default under the repayment terms of the notes. In October 2017, the Company entered into a settlement with one of the convertible note holders who had previously sued the Company for payment of the note and accrued interest. Under terms of the settlement, a judgment was entered against the Company for the principal due under the note in the amount of $150,000 plus accrued interest on the note to the date of the judgment for a total of $244,537. Thereafter, the note holder will be entitled to interest at the Delaware statutory rate (currently 7%) on the entire amount of the judgment.

The table below summarizes the Company’s notes payable at December 31, 2017 and 2016:

Gross Amount
Loan Facility	Owed

Line of Credit	$1,000,000

Private Placements:
March 1, 2010	475,000
October 25, 2010	487,500

Total Private Placements	962,500

Total Notes Payable	$1,962,500

Note 6. Short Term Notes and Interest Bearing Advance

Bank Credit Facility

Wells Fargo Bank provides an unsecured credit facility of up to $15,000 to the Company. The facility requires a variable monthly payment of amounts borrowed plus interest, which is applied at 11.24% on direct charges and 24.99% on any cash advanced through the facility. At December 31, 2017, a principal balance of $14,299 remained outstanding on the facility.

Interest Bearing Advance

On February 2, 2017, the Company borrowed $25,000 from an unrelated third party. The Company expects to enter into a formal note for these funds, however the terms of the note have not been finalized. The Note is expected to carry an annual interest rate of approximately 12.5% with a projected due date of December 31, 2017. The Company is in default and as such, the lender may increase the interest rate due by an amount of up to 3% per annum in excess of the rate then otherwise applicable. The Company does not have the funds to repay the advance.  The President of the Company has agreed to personally secure the note with an assignment of proceeds due to her under the first lien on the Diamondhead property.

Note 7. Long-Term Notes Payable

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

In the third quarter of 2016, the Chairman of the Board of Directors of the Company loaned the Company $90,000. On August 25, 2016, the Company issued a Note to the Chairman of the Board. The Note bears interest at 14% per annum effective August 1, 2016 and matures four years from the date of issuance. The proceeds of the loan were used for the payment of Mississippi property taxes and auditing, accounting and other corporate expenses.

The principal due under the two foregoing loan arrangements totals $137,500. The Company has filed a second lien on its Mississippi property in favor of the note holders to secure both principal and interest in the maximum amount of $250,000. The lien is second to the existing first lien on the Mississippi property in the principal amount of $3.85 million. The first lien is held by holders of previously-issued convertible and non-convertible Debentures ($1.85 million) and certain executives and directors ($2 million) as outlined in Note 10.

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

On July 26, 2017, at the request of the Company, the current Chairman of the Board of Directors, who is also a Vice President of the Company ("the Chairman"), paid all property taxes due, together with all interest due thereon, a total of $67,628, to Hancock County, Mississippi on an approximate 400-acre tract of land ("the Diamondhead Property"), owned by Mississippi Gaming Corporation, a wholly-owned subsidiary of the Company. The taxes had to be paid by July 31, 2017 to avoid a tax sale. The Chairman sold common stock in another publicly-held company, the name of which has been disclosed to the Board of Directors, to cover the amounts incurred to pay the taxes due.

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

On July 24, 2017, the President of the Company, who is a Director of the Company, agreed to advance the Company up to $20,000 for the payment of expenses. As of December 31, 2017, the President had advanced the $20,000 specified under this agreement to pay certain accounting, legal and other operating expenses. The President previously agreed to secure a $25,000 loan and interest due thereon and to secure and guarantee a $15,000 loan and interest due thereon. The President is also personally liable for certain bank-issued credit cards used by the Company to pay expenses incurred by the Company.

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

In October 2017, the Company entered into a settlement with a holder of $150,000 of convertible notes as described in Note 5, above.  The note holder was also a plaintiff in three lawsuits against the Company as is more fully discussed in Note 13. As part of  the settlements, the Company agreed to pay legal fees in the amount of $50,000 and issued a four year note at 0% interest to satisfy this obligation.

The table below summarizes the Company’s long-term notes payable as of December 31, 2017 and December 31, 2016:

	Principal Amount	Amount Due	Amount Due
Loan Facility	Owed	Related Parties	Others

4 Year 8% secured note	$47,500	$25,000	$22,500

4 Year 14% secured note	90,000	90,000	-

Total Due December 31, 2016	$137,500	$115,000	$22,500

2 Year 12.5% secured note	$15,000	$-	$ 15,000

2 Year 4%/15% secured
note due Chairman	67,628	67,628	-

2 Year 15% secured note
Note due President	20,000	20,000	-

4 Year 0% note	50,000	-	50,000

Total Due December 31, 2017	$290,128	$202,628	$87,500

Note 8. Convertible Debentures

Pursuant to a Private Placement Memorandum dated February 14, 2014 (the "Private Placement"), the Company offered up to a maximum of $3,000,000 of Collateralized Convertible Senior Debentures to accredited or institutional investors. The Offering was conducted contingent on the deposit into Escrow of the purchase price for all of the Debentures offered in the principal amount of $3,000,000. The Debentures, once issued, bear interest at 4% per annum after 180 days, mature six years from the date of issuance, and are secured by a lien on the Company’s Mississippi property. The debentures were offered in three tranches as follows:

(a)  $1,000,000 of First Tranche Collateralized Convertible Senior Debentures convertible into an aggregate of 3,333,333 shares of Common Stock of the Company at a conversion price of $0.30 per share (the “First Tranche Debentures”);

(b)  $1,000,000 of Second Tranche Collateralized Convertible Senior Debentures, convertible into an aggregate of 2,222,222 shares of Common Stock of the Company at a conversion price of $0.45 per share (the “Second Tranche Debentures”); and

(c)  $1,000,000 of Third Tranche Collateralized Convertible Senior Debentures, convertible into either 1,818,182 shares of Common Stock or 1,333,333 shares of Common Stock of the Company, at a conversion price of $0.55 or $0.75 per share depending upon certain conditions described in the Private Placement Memorandum (the “Third Tranche Debentures”).

The conversion rights on each issued Debenture carry an Anti-Dilution Provision. If the Company issues any shares of Common Stock or other securities after March 31, 2014 at a price per security that is less than the conversion price of a Debenture, then the Debenture shall have a new conversion price equal to the price per security that is less than the Conversion Price of the Debenture. The foregoing provision shall not apply to the following:

1. The issuance of any of the other Debentures in the Offering or the issuance of shares of Common Stock upon conversion of any of the Debentures in the Offering;

2. The issuance of any shares of Common Stock if such issuance relates to an agreement, arrangement or grant to issue shares of Common Stock entered into by the Company prior to the Issue Date of the First Tranche Debentures in the Offering, including but not limited to, for example, previously issued convertible promissory notes, previously issued warrants, previously issued options to purchase Common Stock, or common stock vested or to be issued pursuant to a pre-existing Employee Stock Ownership Plan.

The Anti-Dilution Provisions with respect to a Debenture terminate the earlier of (a) the date (if ever) the Company receives an “Approval to Proceed” from the Mississippi Gaming Commission to develop a casino/hotel on the Property, (b) the date on which the Debenture is converted in full, (c) the date on which the Debenture is paid in full, or (d) the Final Maturity Date of the Debenture (as defined in the Debenture).

Since the issuance of the Debentures, there have been no events that would trigger the above anti dilution provisions. Should an event take place which would trigger the provision, the Company would be required to record dividend expense in an amount equal to the difference in the fair value of the embedded derivatives before the event versus the fair value of the derivative after the triggering event.

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

When originally issued, in the event the Company failed to meet the conditions for conversion of the Debentures, the First Tranche Convertible Debentures, which total $950,000, would have been  due on March 31, 2020 and the Second Tranche Convertible Debentures, which total $850,000, would have been due December 31, 2020. The sole remaining non-convertible Debenture in the amount of $50,000 would have been due March 31, 2020.  However, the Company is in default with respect to interest payments due under the Debentures.

Note 9. Effect of Recast on Prior Period Reporting Due to Adoption of ASU 2017-11

The Company elected to adopt the provisions of ASU 2017-11 effective for its December 31, 2017 consolidated financial statements. The effect of the adoption eliminated the fair value presentation for the value of the embedded derivatives included in the convertible terms of the Debentures. In addition, the Company elected the retrospective transition method, whereby  results for the year ended December 31, 2016 were recast to reflect the impact of the adoption for  comparability.

The Company recast net income applicable to common shareholders by eliminating the charges to income for the change in the value of the former derivative liability in the amount of $325,719 and eliminating the amortization of debt discount in the amount of $73,567. The result recast reported net loss applicable to common shareholders from the previously reported $1,284,959 to $885,673.

In addition, since the convertible Debentures are no longer stated at fair value, the related unamortized portion of finance costs incurred at the time of issuance of each Tranche of Debentures is reported as an offset to the stated value of the Debenture.

Amortization of deferred finance costs to interest expense amounted to $909 and $1,019 for the non-convertible debenture for the years ended December 31, 2017 and 2016, respectively, and $32,726 and $36,681 for convertible debentures for the years ended December 31, 2017 and 2016, respectively.

The table below summarizes the effect of the adoption on net loss and accumulated deficit for the years ended December 31, 2014 through 2016.

	2014	2015	2016
Decrease (increase) to net loss:
Change in fair value of derivative liability	$ 1,904,233	$ (2,049,663)	$ 325,719
Amortization of debt discount	22,254	46,886	73,567
	$ 1,926,487	$ (2,002,777)	399,286
Net loss as originally reported			(1,183,359)
Net loss as adjusted			$ (784,073)

	2014	2015	2016
Effect on accumulated deficit:

Balance January 1	$ (31,084,176)	$ (32,535,064)	$ (34,484,599)
Preferred stock dividends	(101,600)	(101,600)	(101,600)
Net (loss) income for year	(3,275,775)	154,842	(1,183,359)
Adjustment to net (loss) income	1,926,487	(2,002,777)	399,286

Balance December 31	$ (32,535,064)	$ (34,484,599)	$ (35,370,272)

No other changes to the equity section of the balance sheet were affected by the adoption of ASU 2017-11.

The table below depicts the effect of the adoption on the presentation of the debentures payable at December 31, 2016.

		Convertible		Unamortized
	Debenture	Debenture	Derivative	Finance
	Payable	Payable	Liability	Costs

As originally reported December 31, 2016	$ 4,748	$ 137,959	$ 2,030,289	$ 107,182
Adjustments:
Reversal of derivative liability			(2,030,289)
Reversal of unamortized debt discount	45,252	1,662,041
Offset of unamortized finance costs	(3,178)	(104,004)		(107,182)
Balances as adjusted at December 31, 2016	$ 46,822	$ 1,695,996	$ -	$ -

Note 10. Related Party Transactions

The President of the Company is owed deferred salary in the principal amount of $1,866,996 and the Vice President and current Chairman of the Board of the Company is owed deferred salary in the principal amount of $121,140 as of December 31, 2017. On October 12, 2012 the Board of Directors approved a motion to pay these individuals interest on their deferred compensation retroactive to the outstanding amounts due beginning in 2010 through the date of actual payment. Accrued interest through December 31, 2017 and 2016 amounted to $684,708 and $520,342, respectively.

Effective September 1, 2011, the Company entered into a month-to-month lease with the President and then-Chairman of the Board of Directors of the Company, for office space in a furnished and fully equipped townhouse office building owned by the President in Alexandria, Virginia. The lease calls for monthly base rent in the amount of $4,534 and payment of associated costs of insurance, real estate taxes, expenses and utilities. Rent expense associated with this lease amounted to base rent in the amount of $54,408 and associated rental costs of $15,140 for a total of $69,548 for the year ended December 31, 2017 and base rent in the amount of $54,408 and associated rental costs of $12,743 for a total of $67,151 for the year ended December 31, 2016. In 2017, the Company did not pay any of the base rent due. In 2016, the Company paid for six months base rent in the amount of $27,204. The remaining base rents due, in each of the years has been accrued.

Effective January 1, 2013, the directors of the Company are compensated at a rate of $15,000 per annum. Each Director is eligible for an annual payment in the amount of $15,000 as long as they remain a Director through December 31 of the applicable year, absent death or incapacitation. The annual payment to new directors is prorated based upon months served in their initial year as a Director.

The Company has been unable to pay directors’ fees to date. As of December 31, 2017 and 2016 a total of $393,750 and $311,250 respectively, was due and owing to the Company’s directors. Directors have previously been compensated and may, in the future, be compensated for their services with Common Stock or options to purchase Common Stock of the Company. Directors are reimbursed for expenses incurred in attending meetings. Directors may be paid a consulting fee for services performed outside the scope of their directorship.

In June of 2016, the Company paid a Director $15,000 in connection with his efforts associated with certain litigation which resulted in the Company collecting net settlement proceeds of $150,000 in the second quarter of 2016.

See notes 7, 12 and 14 for other related party transactions.

Note 11.  Stockholders’ Equity

At December 31, 2017 and 2016, the Company had a stock option plan and non-plan options, which are described below.

Non-Plan Stock Options

In August of 2016, options to purchase 25,000 of common stock at a price of $0.75 per share previously issued to an honorary Director of the Company, expired.

Stock Option Plan

On December 19, 1988, the Company adopted a stock option plan (the “Plan”) for its officers and management personnel under which options could be granted to purchase up to 1,000,000 shares of the Company’s common stock. Accordingly, the Company reserved 1,000,000 shares for issuance under the Plan. The exercise price may not be less than 100% of the market value of the shares on the date of the grant. The options expire within ten years from the date of grant. At December 31, 2017, no options from this plan were issued or exercised.

Summary of Stock Options

A summary of the status of the Company’s fixed Plan and non-plan options as of December 31, 2017 and 2016, and changes during the years ended December 31, 2017 and 2016 is presented below.

	December 31, 2017		December 31, 2016
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	3,415,000	$0.44	3,440,000	$0.44
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	25,000	0.75
Outstanding at end of year	3,415,000	$0.44	3,415,000	$0.44
Options exercisable at year-end	3,415,000		3,415,000
Weighted-average fair value of options granted during the year		$ 0.00		$0.00

The following tables summarize information about stock options outstanding and exercisable at December 31, 2017 and 2016:

December 31, 2017

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average	Weighted	Number	Weighted-
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	At	Contractual	Exercise	At	Exercise
Prices	12/31/17	Life (Yrs.)	Price	12/31/17	Price

$.19	2,000,000.20		$0.19	2,000,000	$0.19
$.30	750,000.20		0.30	750,000	0.30
$.75	215,000.20		0.75	215,000	0.75
$1.25	150,000.20		1.25	150,000	1.25
$1.75	300,000	(a)	1.75	300,000	1.75
	3,415,000			3,415,000

December 31, 2016

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average	Weighted	Number	Weighted-
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	At	Contractual	Exercise	At	Exercise
Prices	12/31/16	Life (Yrs.)	Price	12/31/16	Price

$.19	2,000,000	1.20	$0.19	2,000,000	$0.19
$.30	750,000	1.20	0.30	750,000	0.30
$.75	215,000	1.20	0.75	215,000	0.75
$1.25	150,000	1.20	1.25	150,000	1.25
$1.75	300,000	(a)	1.75	300,000	1.75
	3,415,000			3,415,000

(a) These options expire upon payment in full of an outstanding note payable with an original due date of November 1, 2012. The note payable remains outstanding at December 31, 2017 and 2016.

On January 3, 2018, the Board of Directors voted to extend from March 13, 2018 to December 31, 2020, the expiration date for a total of 3,115,000 currently outstanding options previously issued to the Chairman, the President, the Vice President and two former employees of the Company. The Company is expected to record stock-based compensation expense of $21,570 in the first quarter of 2018.

Warrants

The Company has previously issued warrants to purchase shares of the Company’s common stock in conjunction with convertible promissory notes issued in private placements dated March 25, 2010 and October 25, 2010. The Company also issued warrants in conjunction with a private placement of shares of the Company’s common stock dated July 1, 2012. The Company also issued warrants for brokerage services rendered for issuance of convertible debentures in 2014.

A total of 1,061,500 warrants expired during the year ended December 31, 2017. A total of 100,000 warrants expired during the year ended December 31, 2016.  As of December 31, 2017, there are no warrants outstanding.

Preferred Stock

Series S Preferred Stock

On June 14, 1993, the Company issued 926,000 shares of $0.01 par value Series S Voting, Non-Convertible Preferred Stock to Austroinvest International, Inc. in exchange for proceeds of $1,000,080. The Company is required to pay quarterly cumulative dividends of three percent per annum on these shares.

These shares may be redeemed at the option of the Company at $1.08 per share plus $.0108 per share for each quarter that such shares are outstanding for a total of $2.14 per share at December 31, 2017. The shares also have a $1.08 per share preference in involuntary liquidation of the Company. At December 31, 2017 and 2016, outstanding Series S preferred stock totaled 926,000 shares. Cumulative dividends in arrears at December 31, 2017 and 2016 amounted to $195,000 and $165,000 respectively.

Series S-NR Preferred Stock

On September 13, 1993, the Company issued 900,000 shares of its $0.01 par value Series S-NR Voting, Non-Convertible, Non-Redeemable, Preferred Stock to Serco International Limited (a wholly-owned subsidiary of Austroinvest International, Inc.), in exchange for proceeds of $999,000. The Company is required to pay quarterly, non-cumulative dividends of three percent per annum on these shares. Upon involuntary liquidation of the Company, the liquidation preference of each share is $1.11. At December 31, 2017 and 2016, outstanding Series S-NR preferred stock totaled 900,000 shares.

Series S-PIK Preferred Stock

In March 1994, the Company offered, pursuant to Regulation S, one million units at $5.50 per unit, each unit consisting of one share of the Company’s $0.001 par value common stock and two shares of the Company’s Series S-PIK Junior, cumulative, convertible, non-redeemable, non-voting $0.01 par value preferred stock. Each share of Series S-PIK preferred stock is convertible into one share of the Company’s common voting stock at any time after February 15, 1995. No shares were converted during 2017 and 2016. The Series S-PIK preferred stock ranks junior to the Series S and Series S-NR preferred shares as to the distribution of assets upon liquidation, dissolution, or winding up of the Company. Upon liquidation of the Company, the S-PIK preferred stock will have a liquidation preference of $2.00 per share. A cumulative quarterly dividend of $0.04 per share is payable on Series S-PIK preferred stock. At December 31, 2017 and 2016, outstanding Series S-PIK preferred stock totaled 260,000 shares. Cumulative dividends in arrears at December 31, 2017 and 2016 amounted to $270,400 and $228,800, respectively.

Payment of Preferred Dividends

The Company did not pay any dividends due on its preferred stock in 2017 or 2016.

Note 12.  Employee Stock Ownership Plan

The Company’s employee stock ownership plan (ESOP) is intended to be a qualified retirement plan and an employee stock ownership plan. All employees having one year of service are eligible to participate in the ESOP. The ESOP is funded by two 8% promissory notes issued by the Company. The shares of common stock are pledged to the Company as security for the loans.  The promissory notes are payable from the proceeds of annual contributions made by the Company to the ESOP. In the event that the Company elects not to make a Plan contribution in any given year, the corresponding shares applicable to that year are released from the Trust to the Company in consideration of that years’ note payment. In January 2001, the Plan and accompanying promissory notes were amended to conform to the Company’s current employment structure, by extending the note repayment terms through 2044.

Assuming a Plan contribution is made, shares are allocated to the participants’ accounts in relation to repayments of the loans from the Company. At December 31, 2017, a total of 2,147,735 shares with a fair market value of $42,955 were unearned.

In 2011, the Company decided to temporarily suspend contributions to the Plan. Therefore the Trust was unable to make its annual loan payment to the company and a loan default occurred. In accordance with the Pledge Agreement between the Company and the Trust, the shares attached to the loan payments subsequent to the 2010 contribution reverted back to the Company as treasury shares. In 2017, 79,545 shares, with a market value of $1,590, reverted back to the Company treasury. In 2016, 79,545 shares, with a market value of $4,773, reverted back to the Company treasury.

Note 13.  Income Taxes

At December 31, 2017, the Company had net operating loss carryforwards for income taxes of approximately $13.8 million, which expire during various periods through 2037. Realization of deferred income taxes as of December 31, 2017 and 2016 is not considered likely. Therefore, by applying a federal statutory rate of 35% to the carryforward amounts, a valuation allowance of approximately $4.8 million and $4.7 million, has been established for each year for the entire amount of deferred tax assets relative to the net operating loss at December 31, 2017 and 2016, respectively, resulting in an effective tax rate of 0% and no deferred tax asset recognition. The valuation allowance increased by approximately $100,000 in 2017 and $200,000 in 2016.

The Tax Reform Act, signed into law on December 22, 2017, reduces the top corporate tax rates from 35% to 21% effective for the year ended December 31, 2018. The change in these rates will reduce the valuation allowance stated above to approximately $2.9 million for the year ended December 31, 2017.

Note 14.  Commitments and Contingencies

Leases

Effective September 1, 2011, the Company entered into a month-to-month lease with the President and CEO of the Company for office space in a building owned by the President and CEO in Alexandria, Virginia. The lease calls for monthly base rent in the amount of $4,534 or $54,408 per annum and payment of associated costs of insurance, real estate taxes, expenses and utilities.

Base rent and associated rental expenses totaled $69,548 in 2017 and $67,151 in 2016.

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

Related Party

On July 26, 2017, the Chairman paid $67,628 for all property taxes due, together with all interest due thereon, to Hancock County, Mississippi on an approximate 400-acre tract of land ("the Diamondhead Property"), owned by Mississippi Gaming Corporation, a wholly-owned subsidiary of the Company. The taxes had to be paid by July 31, 2017 to avoid a tax sale. The conditions of the note under which the Chairman agreed to make this payment are discussed in full detail in Note 6 of these consolidated financial statements.

Of particular note to those conditions, item (v) calls for him to be indemnified for any losses sustained on the sale of that common stock sold to cover the above payments. The Chairman has identified the common stock sold and has provided the Company with the documentation required to document the sale of said stock and to calculate the contingent future loss, if any, on said stock.

Had the Company paid the note in full at December 31, 2017, in addition to the principal and interest due, the company would have been additionally liable for approximately $167,580 in additional funds to indemnify the Chairman for his lost equity on the stock sale.

Other

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

The Company has filed a second lien in the maximum amount of $250,000 on the Diamondhead property to secure the notes payable totaling $137,500 and accrued interest incurred. Details of these notes as more fully described in Note 6, above.

The Company is currently delinquent in filing those documents and forms required to be filed in connection with its Employee Stock Ownership Plan (“ESOP”) for the year ended December 31, 2016 and 2015. The Company did not have the funds to pay professionals to prepare, audit and file these documents and forms when due.  Although these required filings normally do not result in any tax due to an agency of the government, the Company could be subject to significant penalties for failure to file these forms when due. Penalties are assessed by the Department of Labor on a per diem basis from the original due dates for the required informational filings until the filings are actually made. The Company has accrued $44,350 on the current delinquent filings. The Company intends to bring its ESOP-required filings current and when current, will attempt to enroll in a voluntary compliance program with the Department of Labor with respect to any penalties or fines incurred. However, there can be no assurance the Company will be able to enroll in any such program or obtain a reduction of the fines and penalties that may be due.

The Company has not filed its consolidated federal tax return for the year ended December 31, 2016. The Company believes no tax is due with that return. Diamondhead Casino Corporation and its two active subsidiaries, Mississippi Gaming Corporation and Casino World, Inc., are delinquent with respect to the filing of their franchise tax annual reports for 2017 and 2016 with the state of Delaware. Mississippi Gaming Corporation and Casino World, Inc. are also delinquent with respect to the filing of their annual franchise tax returns for the year ended December 31, 2016 with the state of Mississippi.

The Company has made provision for the expected taxes due on these state filings in their consolidated financial statements for the years ending December 31, 2017 and 2016.

Note 15.  Pending and Threatened Litigation

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

CASE DISMISSED/ATTORNEYS FEES AND EXPENSES AWARDED TO THE COMPANY

In re Diamondhead Casino Corporation (United States Bankruptcy Court)(District of Delaware)(Case No. 15-11647-LSS)

On August 6, 2015, an Involuntary Petition was filed in the United States Bankruptcy Court by three promissory note holders under title 11, United States Code, requesting an order for relief under chapter 7 of the Bankruptcy Code. The three creditors listed combined claims of $150,000 in principal, plus interest due on certain promissory notes. On August 28, 2015, the Company filed a Motion to Dismiss the Involuntary Petition or, in the Alternative, to Convert the Case to Chapter 11 (the "Motion to Dismiss"). The Company maintained that the Petition was filed in bad faith by supporters of the dissident slate which lost the proxy contest that was decided by the stockholders on June 8, 2015 and that it was filed in retaliation for the Company's refusal, following the stockholders' vote, to place several of the losing dissident's nominees on the Board of Directors. On September 11, 15 and 17, 2015, three additional promissory note holders filed Joinders to the Involuntary Petition listing additional combined claims of $237,500 plus interest. The Company did not recognize one of the joining petitioners as a bona fide creditor of the Company.  On September 17, 2015, the six Petitioners, who were represented by the same attorneys, filed an Objection to the Company's Motion to Dismiss. On September 18, 2015, the six Petitioners filed an Emergency Motion for Entry of an Order Directing the Appointment of (I) an Interim Chapter 7 Trustee, or (II) alternatively, a Chapter 11 Trustee Should the Involuntary Case be converted (the "Emergency Motion").  The Court held an evidentiary hearing on the Emergency Motion in October 2015. On November 13, 2015, the Court denied the Petitioners' Emergency Motion as it related to the request for an interim Chapter 7 trustee. On January 15, 2016, the Court held an evidentiary hearing on the Company's Motion to Dismiss the Involuntary Petitions. The parties filed briefs in support of and in opposition to the motion.

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

The Company filed a collection action against the Petitioners in a Maryland state court to collect the attorneys' fees and expenses awarded by the Bankruptcy Court. In the first quarter of 2017, the Company collected $20,000 from one Petitioner. The Company is in the process of attempting to collect the remainder of the judgment due from another Petitioner, who was ordered by the Maryland court to post a cash bond in the amount of $36,000. The collection action is now on appeal.

CASE PENDING

Edson R. Arneault, Kathleen Devlin and James Devlin, J. Steven Emerson, Emerson Partners, J. Steven Emerson Roth IRA, Steven Rothstein, and Barry Stark and Irene Stark v. Diamondhead Casino Corporation (In the United States District Court for the District of Delaware (C.A. No. 1:16-cv-00989-LPS)

On October 25, 2016, the above-named Debenture holders filed a Complaint against the Company in the United States District Court for the District of Delaware for monies due and owing pursuant to certain Collateralized Convertible Senior Debentures issued on March 31, 2014 and December 31, 2014. The plaintiffs are seeking $1.4 million, plus interest from January 1, 2015, together with costs and fees.  The Company was served with the Complaint on October 31, 2016. On November 21, 2016, the Company filed a motion to dismiss for lack of subject matter jurisdiction due to failure to plead diversity. On February 21, 2017, the plaintiffs filed a motion for leave to amend their complaint based upon declarations of citizenship filed with the court. On September 26, 2017, the motion for leave to amend was granted and the Company's motion to dismiss was granted in part and denied in part. The Court also granted plaintiffs leave to file a Second Amended Complaint which was filed on October 2, 2017. On October 16, 2017, the Company filed Defendant's Answer and Affirmative Defenses and Counterclaim. On November 2, 2017, the Plaintiffs filed an Answer to the Counterclaim. The parties have exchanged discovery in the case. Trial in this matter is currently scheduled for March 22, 2019.

Note 16. Subsequent Events

In March of 2018, the Board of Directors voted to increase up to an additional $200,000 the amount to be secured by a to-be-placed third lien in favor of the Chairman of the Board, for amounts advanced by the Chairman on behalf of the Company, on the following terms and conditions, namely, that (i) the advance constitutes a lien on the Diamondhead Property with interest at 15% per annum; (ii) that the full interest of 15% per annum is payable during any calendar year in which all or part of the amount advanced is due and owing or interest due thereon remains unpaid; (iii) that this debt be evidenced by a separate promissory note and is to be included in and secured with a third lien that is to be placed on the Diamondhead Property to secure previous advances made to the Company (hereafter "the Third Lien"); (iv) that he be indemnified for any losses sustained on the sale of his common stock in an unrelated publicly-traded company to be sold to cover this advance based on a sales price of approximately $2.65 per share with a cap on the maximum loss per share to be at a sales price of $10.00 per share; and (v) that the Chairman's previous indemnification approved by the Board of Directors on July 24, 2017 with respect to any loss on the sale of the same stock also be capped at a maximum of $10.00 per share. The Chairman will provide the Company with the documentation required to document the sale of said stock and to calculate the losses on said stock for all amounts loaned to the Company from the sale of said stock.

In March of 2018, the Chairman advanced approximately $51,000 on the Company’s behalf to pay all costs required to file the Company’s annual report on Form 10-K with the Securities and Exchange Commission.

In March of 2018, the Board of Directors voted to increase to up to $100,000 the amount to be secured by a to-be-placed third lien in favor of the President of the Company for amounts advanced by the President on behalf of the Company, on the following terms and conditions, namely, that (i) she be paid interest of 15% per annum on the amount advanced and owing and that the full 15% interest per annum is payable during any calendar year in which all or part of the amount advanced and owing or interest due thereon remains unpaid; (ii) the obligation in the maximum principal amount of $100,000 with interest due thereon be treated as a secured debt of the Company, to be evidenced by a separate note and to be secured with a separate lien to be placed on the Diamondhead Property ("the Third Lien") together with the Chairman's Third Lien, as well as a first lien to be placed on the residential lot owned by the Company; (iii) that the Third Lien on the Diamondhead Property also include the two loans ($25,000 and $15,000) and interest due thereon and credit facilities in the maximum amount of $15,000; and (iv) that the foregoing will be treated as advances to be paid out of any subsequent incoming financing obtained by the Company or any amounts recovered by the Company from a defendant in that collection action brought by the Company in the Circuit Court of Montgomery County, Maryland (Case No. 426962-V).

In the first quarter of 2018, the President advanced approximately $3,200 to pay certain corporate expenses on behalf of the Company. The President is expected to pay additional corporate costs and expenses on behalf of the Company in 2018.