Form 10-Q
period 2018-03-31
DIAMONDHEAD CASINO CORP
filed 2018-05-18
CIK 844887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes[  ] No [X]

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of shares outstanding as of May 14, 2018: 36,297,576.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

i

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2018	December 31, 2017
ASSETS

Current assets
Cash	$46	$65
Other current assets	2,792	370
Total current assets	2,838	435

Land held for development (Note 3)	5,476,097	5,476,097

Other assets	80	80

Total assets	$5,479,015	$5,476,612

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Convertible notes and line of credit payable (Note 5)	$1,962,500	$1,962,500
Debenture payable (net of unamortized finance costs of $1,916 at March 31, 2018 And $2,153 at December 31, 2017) (Note 6)	48,084	47,847
Convertible debentures payable (net of unamortized finance costs of $64,404 at March 31, 2018 and $71,394 at December 31, 2017) (Note 6)	1,735,596	1,728,606
Short term notes and interest bearing advance (Note 7)	42,394	39,299
Accounts payable and accrued expenses due related parties (Note 4)	3,614,579	3,427,168
Accounts payable and accrued expenses – others (Note 4)	2,533,809	2,424,040
Total current liabilities	9,936,962	9,629,460

Notes payable due related parties (Note 8)	261,443	202,628
Notes payable due others (Note 8)	87,500	87,500

Total liabilities	10,285,905	9,919,588

Commitments and contingencies (Notes 3 and 11)

Stockholders’ deficiency
Preferred stock, $.01 par value; shares authorized 5,000,000, outstanding 2,086,000 at March 31, 2018 and December 31, 2017 (aggregate liquidation preference of $2,519,080 at March 31, 2018 and December 31, 2017).	20,860	20,860
Common stock, $.001 par value; shares authorized 50,000,000, issued: 39,052,472 at March 31, 2018 and December 31, 2017, outstanding: 36,297,576 at March 31, 2018 and December 31, 2017.	39,052	39,052
Additional paid-in capital	35,547,932	35,526,362
Unearned ESOP shares	(3,202,274)	(3,202,274)
Accumulated deficit	(37,065,359)	(36,679,875)
Treasury stock, at cost, 607,161 shares at March 31, 2018 and December 31, 2017	(147,101)	(147,101)

Total stockholders’ deficiency	(4,806,890)	(4,442,976)

Total liabilities and stockholders’ deficiency	$5,479,015	$5,476,612

See the accompanying notes to these condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

		As
		Adjusted
	2018	2017
COSTS AND EXPENSES
Administrative and general	$170,736	$161,285
Stock-based compensation	21,570	-
Other	15,970	16,474
Total costs and expenses	208,276	177,759

OTHER (EXPENSE) INCOME
Interest expense	(151,808)	(116,480)
Other	-	20,765
Total other (expense) income	(151,808)	(95,715)

NET LOSS	(360,084)	(273,474)

PREFERRED STOCK DIVIDENDS	(25,400)	(25,400)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(385,484)	$(298,874)

Net loss per common share, basic and fully diluted	$(.01)	$(.01)

Weighted average number of common shares outstanding, basic and fully diluted	36,297,576	36,297,576

See the accompanying notes to these condensed consolidated financial statements

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

		As
		Adjusted
	2018	2017
OPERATING ACTIVITIES
Net loss	$(360,084)	$(273,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	7,227	9,296
Stock-based compensation	21,570	-
Change in assets and liabilities:
Other assets	(2,422)	(2,544)
Accounts payable and accrued expenses	271,780	225,680
Net cash used in operating activities	(61,929)	(41,042)

FINANCING ACTIVITIES
Proceeds from notes payable issued to related parties	58,815	-
Proceeds from interest bearing advance	-	25,000
Proceeds from short term notes and advances	4,390	2,694
Payment of short term note	(1,295)	(516)
Net cash provided by financing activities	61,910	27,178

Net decrease in cash	(19)	(13,864)
Cash beginning of period	65	17,606
Cash end of period	$46	$3,742

Cash paid for interest	$588	$55

Non-cash financing activities:
Unpaid preferred stock dividends included in accounts payable and accrued expenses	$25,400	$25,400

See the accompanying notes to these condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization and Business

Diamondhead Casino Corporation and Subsidiaries (the “Company”) own a total of approximately 400 acres of unimproved land in Diamondhead, Mississippi on which the Company plans, unilaterally, or in conjunction with one or more partners, to construct a casino resort and hotel and associated amenities. Active subsidiaries of the Company include Mississippi Gaming Corporation, which owns the approximate 400-acre site and Casino World, Inc., the development entity.

Note 2. Liquidity and Going Concern

These unaudited condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no operations and generates no operating revenues. During the three months ended March 31, 2018 and 2017, the Company incurred net losses applicable to common shareholders of $385,484 and $298,874 (as adjusted), respectively.

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

In the past, in order to raise capital to continue to pay on-going costs and expenses, the Company has borrowed funds, through Private Placements of convertible instruments and other means, which are more fully described in Notes 5, 6, 7 and 8 to these unaudited condensed consolidated financial statements. The Company is past due with respect to payment of significant principal and interest on most of these instruments. The Company is also in arrears with respect to payment of franchise taxes due to the State of Delaware for the years 2015, 2016 and 2017. In addition, the Company has also been unable to pay various routine operating expenses. At March 31, 2018, the Company had current liabilities totaling $9,936,962, with $46 of cash on hand and an accumulated deficit of $37,065,359.

The above conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and, in our opinion, reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2018 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2017, attached to our annual report on Form 10-K.

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

Land development costs, which have been capitalized, consist of the following at March 31, 2018 and December 31, 2017:

Land held for development	$4,934,323
Licenses	77,000
Engineering and costs associated with permitting	464,774

Total land held for development	$5,476,097

Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. No impairment existed at March 31, 2018.

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

The table below summarizes the components of potential dilutive securities at March 31, 2018 and 2017.

Description	March 31, 2018	March 31, 2017

Convertible Preferred Stock	260,000	260,000
Options to Purchase Common Shares	3,415,000	3,440,000
Private Placement Warrants	-	1,036,500
Convertible Promissory Notes	1,925,000	1,925,000

Total	5,600,000	6,636,500

Stock Based Compensation

The Company follows the provisions of ASC Topic 718 “Compensation — Stock Compensation” which requires the measurement and recognition of compensation expense for all share-based payment awards either modified or granted to employees and directors based upon estimated fair values. In the first quarter of 2018, the Board of Directors voted to extend the expiration dates of previously-awarded option grants from March 13, 2018 to December 31, 2020 with respect to the following: i) options previously granted to the President to purchase 750,000 shares of common stock at $0.30 per share, 75,000 shares of common stock at $0.75 per share and 2,000,000 shares of common stock at $0.19 per share; ii) options previously granted to the current Chairman of the Board to purchase 150,000 shares of common stock at $1.25 per share; iii) options previously granted to a Director of the Company to purchase 75,000 shares of common stock at $0.75; and iv) options previously granted to former employees of the Company to purchase a combined total of 65,000 shares of common stock at $0.75 per share. No share-based awards were issued or amended in 2017.

In determining the fair value of each option modified, the Black-Scholes option-pricing model, consistent with the provisions of ASC Topic 718, was used. The valuations were determined using the weighted-average assumptions of 0% dividend yield, expected volatility of 103% and a risk-free interest rate of 2.79%. This resulted in a charge to the statement of loss in the amount of $21,570, decreasing the net income per share of common stock $0.001 for the three months ending March 31, 2018.

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

Accounting Pronouncements Adopted in the Prior Years

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

As a result, a freestanding equity-linked financial instrument (or embedded conversion options) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity-linked classified financial instruments, the amendments require entities that present earnings per share in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and a reduction of income available to common shareholders in basic earnings per share.

The Company adopted the provisions of the ASU in its December 31, 2017 consolidated financial statements and elected the retrospective transition method whereby comparative consolidated financial statements for the prior year have been recast to reflect the impact of the adoption for comparability reasons. The effect of the recast on net loss for the three months ended March 31, 2017 is more fully discussed in Note 10.

Note 4. Accounts Payable and Accrued Expenses

The table below outlines the elements included in accounts payable and accrued expenses at March 31, 2018 and December 31, 2017:

Description	March 31, 2018	December 31, 2017
Related parties:
Accrued payroll due officers	$2,144,711	$2,069,711
Accrued interest due officers and directors	847,880	767,737
Accrued director fees	412,500	393,750
Base rents due to the President	144,836	131,234
Associated rental costs	47,344	42,731
Other	17,308	22,005
Total related parties	$3,614,579	$3,427,168

Non-related parties:
Accrued interest	$1,546,773	$1,483,923
Accrued dividends	685,800	660,400
Accrued fines and penalties	53,350	44,350
Other accounts payable and accrued expenses	247,886	235,367
Total non-related parties	$2,533,809	$2,424,040

Note 5. Convertible Notes and Line of Credit

Line of Credit

On October 23, 2008, the Company entered into an agreement with an unrelated third party for an unsecured Line of Credit up to a maximum of $1,000,000. The Line of Credit provided for funds to be drawn as needed and carries an interest rate on amounts borrowed of 9% per annum, originally payable quarterly, based on the pro rata number of days outstanding. All funds originally advanced under the facility were due and payable by November 1, 2012. As an inducement to provide the facility, the lender was awarded an immediate option to purchase 50,000 shares of common stock of the Company at $1.75 per share. In addition, the lender received an option to purchase a maximum of 250,000 additional shares of common stock of the Company at $1.75 per share. The options expire following repayment in full by the Company of the amount borrowed. At March 31, 2018, the principal and accrued interest due on the obligation, which totals $1,785,860, remains unpaid.

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

The Convertible Notes issued pursuant to the two Private Placements discussed above total $962,500 in principal and became due and payable beginning in March 2012 and extending at various dates through June 2013. As of the date of the filing of this report, all of the aforementioned debt obligations remain unpaid and in default under the repayment terms of the notes. In addition, a total of $579,660 of accrued interest on the above notes remains outstanding at March 31, 2018.

The table below summarizes the Company’s debt arising from the above-described sources as of March 31, 2018 and December 31, 2017:

Loan Facility	Principal Amount Owed	Amount Due Related Parties	Amount Due Others

Line of Credit	$1,000,000	$-	$1,000,000

Private Placements:
March 1, 2010	475,000	75,000	400,000
October 25, 2010	487,500	-	487,500

Total Private Placements	962,500	75,000	887,500

Total	$1,962,500	$75,000	$1,887,500

Note 6. Convertible Debentures Payable

Pursuant to a Private Placement Memorandum dated February 14, 2014 (the “Private Placement”), the Company offered up to a maximum of $3,000,000 of Collateralized Convertible Senior Debentures to accredited or institutional investors. The Offering was conducted contingent on the deposit into Escrow of the purchase price for all of the Debentures offered in the principal amount of $3,000,000. The Debentures, once issued, bear interest at 4% per annum after 180 days, mature six years from the date of issuance, and are secured by a lien on the Company’s Mississippi property. The debentures were offered in three tranches as follows:

(a) $1,000,000 of First Tranche Collateralized Convertible Senior Debentures convertible into an aggregate of 3,333,333 shares of Common Stock of the Company at a conversion price of $.30 per share (the “First Tranche Debentures”);

(b) $1,000,000 of Second Tranche Collateralized Convertible Senior Debentures, convertible into an aggregate of 2,222,222 shares of Common Stock of the Company at a conversion price of $.45 per share (the “Second Tranche Debentures”); and

(c) $1,000,000 of Third Tranche Collateralized Convertible Senior Debentures, convertible into either 1,818,182 shares of Common Stock or 1,333,333 shares of Common Stock of the Company, at a conversion price of $.55 or $.75 per share depending upon certain conditions described in the Private Placement Memorandum (the “Third Tranche Debentures”).

The conversion rights on each issued Debenture carry an Anti-Dilution Provision. If the Company issues any shares of Common Stock or other securities after March 31, 2014 at a price per security that is less than the conversion price of a Debenture, then the Debenture shall have a new conversion price equal to the price per security that is less than the Conversion Price of the Debenture. The foregoing provision shall not apply to the following:

(a) The issuance of any of the other Debentures in the Offering or the issuance of shares of Common Stock upon conversion of any of the Debentures in the Offering;

(b) The issuance of any shares of Common Stock if such issuance relates to an agreement, arrangement or grant to issue shares of Common Stock entered into by the Company prior to the Issue Date of the First Tranche Debentures in the Offering, including but not limited to, for example, previously issued convertible promissory notes, previously issued warrants, previously issued options to purchase Common Stock, or common stock vested or to be issued pursuant to a pre-existing Employee Stock Ownership Plan.

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

The Company’s stock registration was revoked effective September 4, 2014. Therefore, on December 4, 2014, the Company extended offers to the investors to amend the Private Placement. The Company offered to amend certain terms and conditions, including the conversion terms of the First Tranche Debentures, which were issued on March 31, 2014 (“Amendment I”). The Company separately offered to amend certain terms and conditions, including those relating to issuance and conversion of the Second and Third Tranche Debentures, as well as the period of time within which to perform the Third Tranche Closing Obligations, as amended (“Amendment II”).

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

The Company did not meet the closing obligations for the Third Tranche Debentures as of June 30, 2015, as was required, pursuant to the terms of the Private Placement, as amended. Therefore, in July 2015, the remaining $850,000 then being held in escrow for the purchase of the Third Tranche Debentures was returned to the investors.

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

Note 7. Short Term Notes and Interest Bearing Advance

Short Term Note

In January 2018, the Company financed $2,946 of the premium due for liability insurance on its Mississippi property. The financing requires monthly installments of $286 of principal and interest at a rate of 13.6% through December of 2018. At March 31, 2018, a principal balance of $2,693 remained outstanding on the note.

Bank Credit Facility

Wells Fargo Bank provides an unsecured credit facility of up to $15,000 to the Company. The facility requires a variable monthly payment of amounts borrowed plus interest, which is applied at 11.24% on direct charges and 24.99% on any cash advanced through the facility. At March 31, 2018, a principal balance of $14,701 remained outstanding on the facility.

Interest Bearing Advance

On February 2, 2017, the Company borrowed $25,000 from an unrelated third party. The Company expects to enter into a formal note for these funds. However, the terms of the note have not been finalized. The Note is expected to carry an annual interest rate of approximately 12.5% with a projected due date of December 31, 2017. The Company is in default and as such, the lender may increase the interest rate due by an amount of up to 3% per annum in excess of the rate then otherwise applicable. The Company does not have the funds to repay the advance. The President of the Company has agreed to personally secure the note with an assignment of proceeds due to her under the first lien on the Diamondhead property.

The table below summarizes the short-term notes and interest bearing advance at March 31, 2018 and December 31, 2017.

	Interest	March 31,	December 31,
Description of Facility	Rate	2018	2017

Property Liability Insurance Financing	13.6%	$2,693	$-

Bank Credit Facility	11.24% - 24.99%	14,701	14,299

Interest Bearing Advance	12.50%	25,000	25,000

Total Short Term Notes and Interest
Bearing Advance		$42,394	$39,299

Note 8. Long Term Notes Payable

In the first four months of 2016, the Company received cash advances totaling $47,500 from seven lenders which included $25,000 from three current Directors of the Company. The proceeds from the cash advances were earmarked for the payment of accounting and auditing fees and other expenses required to file the Company’s Form 10-Q. On August 25, 2016, the Company issued a Note to the foregoing lenders, which matures four years from the date of issuance and bears interest at 8% per annum, with a full year of interest accruing in any year in which the advance remains unpaid.

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

The principal due under the two foregoing loan arrangements totals $137,500. The Company has filed a second lien on its Mississippi property in favor of the note holders to secure both principal and interest in the maximum amount of $250,000. The lien is second to the existing first lien on the Mississippi property in the amount of $3.85 million. The first lien is held by holders of previously-issued convertible and non-convertible Debentures ($1.85 million in principle) and certain executives and directors ($2 million), as outlined in Note 11.

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

On July 26, 2017, at the request of the Company, the current Chairman of the Board of Directors, who is also a Vice President of the Company (“the Chairman”), paid all property taxes due, together with all interest due thereon, to Hancock County, Mississippi on an approximate 400-acre tract of land (“the Diamondhead Property”), owned by Mississippi Gaming Corporation, a wholly-owned subsidiary of the Company. The total amount advanced was $67,628.

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

The Chairman advanced the $67,628 on condition that: (i) the advance constitute a lien with interest at 4% per annum under that Land Deed of Trust recorded September 26, 2014; (ii) he be paid additional interest of 11% per annum on the amount advanced and owing and that the full 11% interest per annum is payable during any calendar year in which all or part of the amount advanced and owing or interest due thereon remains unpaid; (iii) this additional interest obligation be treated as a separate and secured debt of the Company, to be evidenced by a separate note and to be secured with a separate and third lien to be placed on the Diamondhead Property (hereafter “the Third Lien”); (iv) the entire obligation will be treated as an advance to be paid out of any subsequent incoming financing obtained by the Company or any amounts recovered by the Company from a defendant in that collection action brought by the Company in the Circuit Court of Montgomery County, Maryland (Case No. 426962-V); and (v) he be indemnified for any losses sustained on the sale of that common stock sold to cover the credit card payments. The Chairman has identified the common stock to be sold and will provide the Company with the documentation required to document the sale of said stock and to calculate the future loss, if any, on said stock.

On July 24, 2017, the President of the Company, who is a Director of the Company, agreed to advance the Company up to $20,000 for the payment of expenses. In March of 2018, the Board of Directors voted to increase to up to $100,000 the amount to be secured by a to-be-placed third lien in favor of the President of the Company for amounts advanced by the President under this note, on the following terms and conditions, namely, that (i) she be paid interest of 15% per annum on the amount advanced and owing and that the full 15% interest per annum is payable during any calendar year in which all or part of the amount advanced and owing or interest due thereon remains unpaid; (ii) the obligation in the maximum principal amount of $100,000 with interest due thereon be treated as a secured debt of the Company, to be evidenced by a separate note and to be secured with a separate lien to be placed on the Diamondhead Property (“the Third Lien”) together with the Chairman’s Third Lien, as well as a first lien to be placed on the residential lot owned by the Company; (iii) that the Third Lien on the Diamondhead Property also include the two loans ($25,000 and $15,000) and interest due thereon and credit facilities in the maximum amount of $15,000; and (iv) that the foregoing will be treated as advances to be paid out of any subsequent incoming financing obtained by the Company or any amounts recovered by the Company from a defendant in that collection action brought by the Company in the Circuit Court of Montgomery County, Maryland (Case No. 426962-V).

As of March 31, 2018 and December 31, 2017, the President had advanced a total of $27,518 and $20,000, respectively, under this agreement. The President previously agreed to secure a $25,000 loan and interest due thereon and to secure and guarantee a $15,000 loan and interest due thereon due non-related parties discussed above. The President is also personally liable for certain bank-issued credit cards used by the Company to pay expenses incurred by the Company.

In October 2017, the Company entered into a settlement with a holder of $150,000 of convertible notes as described in Note 5, above. The note holder was also a plaintiff in three lawsuits against the Company as is more fully discussed in Note 11. As part of the settlements, the Company agreed to pay legal fees in the amount of $50,000 and issued a four year note at 0% interest to satisfy this obligation.

In March of 2018, the Board of Directors voted to increase up to an additional $200,000 the amount to be secured by a to-be-placed third lien in favor of the Chairman of the Board, for amounts advanced by the Chairman on behalf of the Company, on the following terms and conditions, namely, that (i) the advance constitutes a lien on the Diamondhead Property with interest at 15% per annum; (ii) that the full interest of 15% per annum is payable during any calendar year in which all or part of the amount advanced is due and owing or interest due thereon remains unpaid; (iii) that this debt be evidenced by a separate promissory note and is to be included in and secured with a third lien that is to be placed on the Diamondhead Property to secure previous advances made to the Company (hereafter “the Third Lien”); (iv) that he be indemnified for any losses sustained on the sale of his common stock in an unrelated publicly-traded company to be sold to cover this advance based on a sales price of approximately $2.80 per share with a cap on the maximum loss per share to be at a sales price of $10.00 per share; and (v) that the Chairman’s previous indemnification approved by the Board of Directors on July 24, 2017 with respect to any loss on the sale of the same stock also be capped at a maximum of $10.00 per share. The Chairman will provide the Company with the documentation required to document the sale of said stock and to calculate the losses on said stock for all amounts loaned to the Company from the sale of said stock. As of March 31, 2018, the Chairman had advanced a total of $51,297 on behalf of the Company in 2018.

The table below summarizes the Company’s long-term notes payable as of March 31, 2018 and December 31, 2017:

	Principal Amount	Amount Due	Amount Due
Loan Facility	Owed	Related Parties	Others

4 Year 8% secured note	$47,500	$25,000	$22,500

4 Year 14% secured note	90,000	90,000	-

2 Year 12.5% secured note	15,000	-	15,000

2 Year 4%/15% secured note due Chairman (2017)	67,628	67,628	-

2 Year 15% secured note due President	20,000	20,000	-

4 Year 0% note	50,000	-	50,000

Balance December 31, 2017	$290,128	$202,628	$87,500

2 Year 15% secured note due Chairman (2018)	51,297	51,297	-

Additional advances 2 year 15% secured note due President	7,518	7,518	-

Balance March 31, 2018	$348,943	$261,443	$87,500

Note 9. Related Party Transactions

As of March 31, 2018, the President of the Company is owed deferred salary in the amount of $1,941,996 and the Vice President and the current Chairman of the Board of Directors of the Company is owed deferred salary in the amount of $121,140. The Board of directors agreed to pay interest at 9% per annum on the foregoing amounts owed. Interest expense under this agreement amounted to $52,889 and $38,018 for the three months ended March 31, 2018 and 2017, respectively. Total interest accrued under this agreement totaled $737,597 and $588,360 as of March 31, 2018 and March 31, 2017, respectively.

Effective September 1, 2011, the Company entered into a month-to-month lease with the President and then-Chairman of the Board of Directors of the Company, for office space in a furnished and fully equipped townhouse office building owned by the President in Alexandria, Virginia. The lease calls for monthly base rent in the amount of $4,534 and payment of associated costs of insurance, real estate taxes, utilities and other expenses. Rent expense associated with this lease amounted to base rent in the amount of $13,602 and associated rental costs of $4,613 for a total of $18,215 for the three months ended March 31, 2018 and base rent in the amount of $13,602 and associated rental costs of $3,763 for a total of $17,365 for the three months ended March 31, 2017. No payments associated with the base rents were made in the first three months of 2018. At March 31, 2018 and December 31, 2017, amounts owing for base rent and associated rental costs totaled $192,180 and $173,965, respectively.

Directors of the Company are entitled to a director’s fee of $15,000 per year for their services. The Company has been unable to pay directors’ fees to date. A total of $412,500 and $393,750 was due and owing to the Company’s current and former directors as of March 31, 2018 and December 31, 2017, respectively. Directors have previously been compensated and may, in the future, be compensated for their services with cash, common stock, or options to purchase common stock of the Company.

See Notes 8 and 11 for other related party transactions.

Note 10. Effect of Recast on Prior Period Reporting Due to Adoption of ASU 2017-11

The Company elected to adopt the provisions of ASU 2017-11 effective for its December 31, 2017 consolidated financial statements. The effect of the adoption eliminated the fair value presentation for the value of the embedded derivatives included in the convertible terms of the Debentures. In addition, the Company elected the retrospective transition method, whereby results for the three months ended March 31, 2017 were recast to reflect the impact of the adoption for comparability.

In addition, since the convertible Debentures are no longer stated at fair value, the related unamortized portion of finance costs incurred at the time of issuance of each Tranche of Debentures is reported as an offset to the stated value of the Debenture. The related amortization of the deferred finance costs is now included in interest expense.

Amortization of deferred finance costs to interest expense amounted to $236 and $303 for the non-convertible debenture for the three months ended March 31, 2018 and 2017, respectively, and $6,991 and $8,993 for convertible debentures for the three months ended March 31, 2018 and 2017, respectively. The table below summarizes the effect of the adoption on net loss for the three months ended March 31, 2017.

	Net	Net Loss Per
	Loss	Share
Net loss as originally reported	$88,665	$.003

Decrease (increase) to net loss:
Change in fair value of derivative liability	212,658
Amortization of debt discount	(27,849)

Net loss as adjusted	$273,474	$.010

	Amortization of	Interest
	Finance Costs	Expense
As originally reported	$9,296	$107,184

Reclassification of amortization of finance costs
To interest expense	(9,296)	9,296

As adjusted	$-	$116,480

Note 11. Commitments and Contingencies

Liens

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

The Company has filed a second lien in the maximum amount of $250,000 on the Diamondhead property to secure certain notes payable totaling $137,500 in principal and accrued interest incurred. A third lien will also be filed to secure related party notes arising in the third quarter of 2017 and the first quarter of 2018. Details of these notes are more fully described in Note 8.

Litigation

CASE PENDING

Edson R. Arneault, Kathleen Devlin and James Devlin, J. Steven Emerson, Emerson Partners, J. Steven Emerson Roth IRA, Steven Rothstein, and Barry Stark and Irene Stark v. Diamondhead Casino Corporation (In the United States District Court for the District of Delaware (C.A. No. 1:16-cv-00989-LPS)

On October 25, 2016, the above-named Debenture holders filed a Complaint against the Company in the United States District Court for the District of Delaware for monies due and owing pursuant to certain Collateralized Convertible Senior Debentures issued on March 31, 2014 and December 31, 2014. The plaintiffs are seeking $1.4 million, plus interest from January 1, 2015, together with costs and fees. The Company was served with the Complaint on October 31, 2016. On November 21, 2016, the Company filed a motion to dismiss for lack of subject matter jurisdiction due to failure to plead diversity. On February 21, 2017, the plaintiffs filed a motion for leave to amend their complaint based upon declarations of citizenship filed with the court. On September 26, 2017, the motion for leave to amend was granted and the Company’s motion to dismiss was granted in part and denied in part. The Court also granted plaintiffs leave to file a Second Amended Complaint which was filed on October 2, 2017. On October 16, 2017, the Company filed Defendant’s Answer and Affirmative Defenses and Counterclaim. On November 2, 2017, the Plaintiffs filed an Answer to the Counterclaim. The parties have exchanged discovery in the case. Trial in this matter is currently scheduled for March 22, 2019.

Other

On July 26, 2017, the Chairman paid $67,628 for all property taxes due, together with all interest due thereon, to Hancock County, Mississippi on an approximate 400-acre tract of land (“the Diamondhead Property”), owned by Mississippi Gaming Corporation, a wholly-owned subsidiary of the Company. The taxes had to be paid by July 31, 2017 to avoid a tax sale. The conditions of the note under which the Chairman agreed to make this payment are discussed in full detail in Note 6 of these consolidated financial statements.

Of particular note to those conditions, item (v) calls for the Chairman to be indemnified for any losses sustained on the sale of that common stock sold to cover the above payments. The Chairman has identified the common stock sold and has provided the Company with the documentation required to document the sale of said stock and to calculate the contingent future loss, if any, on said stock.

Had the Company paid the note in full at March 31, 2018, in addition to the principal and interest due, the company would have been additionally liable for approximately $209,760 in additional funds to indemnify the Chairman for his lost equity on the stock sale.

The Company is currently delinquent in filing those documents and forms required to be filed in connection with its Employee Stock Ownership Plan (“ESOP”) for the year ended December 31, 2016 and 2015. The Company did not have the funds to pay professionals to prepare, audit and file these documents and forms when due. Although these required filings normally do not result in any tax due to an agency of the government, the Company could be subject to significant penalties for failure to file these forms when due. Penalties are assessed by the Department of Labor on a per diem basis from the original due dates for the required informational filings until the filings are actually made. The Company has accrued $53,350 on the current delinquent filings. The Company intends to bring its ESOP-required filings current and when current, will attempt to enroll in a voluntary compliance program with the Department of Labor with respect to any penalties or fines incurred. However, there can be no assurance the Company will be able to enroll in any such program or obtain a reduction of the fines and penalties that may be due.

The Company has not filed its consolidated federal tax return for the year ended December 31, 2016. The Company believes no tax is due with that return. Diamondhead Casino Corporation and its two active subsidiaries, Mississippi Gaming Corporation and Casino World, Inc., are delinquent with respect to the filing of their franchise tax annual reports for 2017, 2016 and 2015 with the state of Delaware. Mississippi Gaming Corporation and Casino World, Inc. are also delinquent with respect to the filing of their annual franchise tax returns for the year ended December 31, 2016 and 2017 with the state of Mississippi.

The Company has made provision for the expected taxes due on these state filings in their unaudited condensed consolidated financial statements for the three months ending March 31, 2018 and 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND FINANCIAL RESULTS

Forward Looking Statements

This section should be read together with the consolidated financial statements and related notes thereto, for the year ended December 31, 2017 included with our annual report filed on Form 10-K.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and intentions and are not historical facts and typically are identified by use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given,” or “there is no way to anticipate with certainty.” These statements include, among other things, statements regarding our ability to implement our business plan and business strategy, our ability to obtain financing to sustain the Company, our ability to finance any future development, construction or operations, our ability to attract key personnel, and our ability to operate profitably in the future. These forward-looking statements are based on current expectations and assumptions that are subject to substantial risks and uncertainties which could cause our actual results to differ materially from those reflected in the forward-looking statements. In evaluating these forward-looking statements, you should consider risks and uncertainties relating to various factors, including, but not limited to, financing, licensing, construction and development, competition, legal actions, federal, state, county and/or city government actions, general financing conditions, and general economic conditions.

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

Liquidity

The Company has incurred continued losses over the years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has no operations, generates no revenues and has been dependent on various financing arrangements to raise sufficient cash to satisfy the expenses it incurs. The Company is concentrating its efforts on the development of its Diamondhead, Mississippi Property. The development of the Diamondhead property is dependent on obtaining the necessary capital, through equity and/or debt financing, unilaterally, or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, staff, open, and operate a casino resort. In the past, the Company has been able to sustain itself through various short term borrowing, however, at March 31, 2018, the Company had an accumulated deficit of $37,065,359 and cash on hand of $46, while current liabilities totaled $9,936,962. Therefore, in order to sustain itself, it is imperative that the Company secures a source of funds to provide further working capital. There can be no assurance the Company will be able to obtain such funding.

In addition, a line of credit in the principle amount of $1,000,000 obtained in October 2008, was payable in November 2012. Also, convertible notes issued pursuant to two Private Placements offered in 2010, totaling $962,500 in principle at September 30, 2017, had become payable beginning in March 2012 and extending at various dates through June 2013. As of the date of the filing of this report, none of the aforementioned debt obligations or the accrued interest thereon has been paid and, therefore, the Company is in default with respect to the repayment terms of the notes. Also, accrued interest on Tranche I and Tranche II Debentures issued in 2014, totaled $223,480, of which payment of $205,233 is delinquent. The Company is also in arrears with respect to payment of franchise taxes due to the State of Delaware for the years 2015, 2016 and 2017. In addition, the Company has also been unable to pay various routine operating expenses. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Financial Results and Analysis

During the three months ended March 31, 2018 and 2017, the Company incurred net losses applicable to common stockholders of $385,484 and $298,874 (as adjusted), respectively.

Administrative and general expenses incurred totaled $170,736 and $161,285 for the three months ending March 31, 2018 and 2017, respectively. The table below depicts the major categories comprising these expenses:

DESCRIPTION	March 31, 2018	March 31, 2017
Payroll and related taxes	$75,000	$75,000
Director fees	18,750	22,500
Professional services	41,444	34,088
Rents and insurances	19,065	18,245
Fines and penalties	9,000	4,500
All other expenses	7,477	6,952

Total administrative and general expenses	$170,736	$161,285

Other Income and Expense

Interest expense incurred totaled $151,808 and $116,480 for the three months ended March 31, 2018 and 2017, respectively, an increase of $35,328. The increase in 2018 is primarily attributable to the impact of accrued interest on unpaid wages which continue to accrue quarterly as well as the impact from new borrowings arising in the first three months of 2018.

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

Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. No impairment existed at March 31, 2018.

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

Accounting Pronouncements Adopted in the Prior Years

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

As a result, a freestanding equity-linked financial instrument (or embedded conversion options) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity-linked classified financial instruments, the amendments require entities that present earnings per share in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and a reduction of income available to common shareholders in basic earnings per share.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer, who also serves as Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2018 that are expected to materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

CASE PENDING

Edson R. Arneault, Kathleen Devlin and James Devlin, J. Steven Emerson, Emerson Partners, J. Steven Emerson Roth IRA, Steven Rothstein, and Barry Stark and Irene Stark v. Diamondhead Casino Corporation (In the United States District Court for the District of Delaware (C.A. No. 1:16-cv-00989-LPS)

On October 25, 2016, the above-named Debenture holders filed a Complaint against the Company in the United States District Court for the District of Delaware for monies due and owing pursuant to certain Collateralized Convertible Senior Debentures issued on March 31, 2014 and December 31, 2014. The plaintiffs are seeking $1.4 million, plus interest from January 1, 2015, together with costs and fees. The Company was served with the Complaint on October 31, 2016. On November 21, 2016, the Company filed a motion to dismiss for lack of subject matter jurisdiction due to failure to plead diversity. On February 21, 2017, the plaintiffs filed a motion for leave to amend their complaint based upon declarations of citizenship filed with the court. On September 26, 2017, the motion for leave to amend was granted and the Company’s motion to dismiss was granted in part and denied in part. The Court also granted plaintiffs leave to file a Second Amended Complaint which was filed on October 2, 2017. On October 16, 2017, the Company filed Defendant’s Answer and Affirmative Defenses and Counterclaim. On November 2, 2017, the Plaintiffs filed an Answer to the Counterclaim. The parties have exchanged discovery in the case. Trial in this matter is currently scheduled for March 22, 2019.

Item 1A. Risk Factors

As a smaller reporting company, information under this item is not required to be presented.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

The Company is in arrears on the payment of dividends due on its three series of preferred stock currently issued and outstanding. The Company has not paid preferred dividends due in the first three months of 2018 in the amount of i) $7,500 on its Series S preferred stock; ii) $7,500 on its Series S-NR preferred stock; and iii) $10,400 on its Series S-PIK preferred stock. The table below summarizes total preferred stock dividends in arrears at March 31, 2018.

Total Amount
Description	In Arrears

Series S	$202,500
Series S-NR	202,500
Series S-PIK	280,800

Total In Arrears	$685,800

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

DIAMONDHEAD CASINO CORPORATION

Date: May 18, 2018		/s/ Deborah A. Vitale
	By:	Deborah A. Vitale
Chief Executive Officer

