Form 10-Q
period 2018-06-30
DIAMONDHEAD CASINO CORP
filed 2018-08-09
CIK 844887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of shares outstanding as of August 8, 2018: 36,297,576.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2018	2017
ASSETS

Current assets
Cash	$6,112	$65
Other current assets	1,928	370
Total current assets	8,040	435

Land held for development (Note 3)	5,476,097	5,476,097

Other assets	80	80

Total assets	$5,484,217	$5,476,612

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Convertible notes and line of credit payable (Note 5)	$1,962,500	$1,962,500
Debenture payable (net of unamortized finance costs of $1,677 at June 30, 2018 And $2,153 at December 31, 2017) (Note 6)	48,323	47,847
Convertible debentures payable (net of unamortized finance costs of $57,330 at June 30, 2018 and $71,394 at December 31, 2017) (Note 6)	1,742,670	1,728,606
Short term notes and interest bearing advance (Note 7)	56,821	39,299
Accounts payable and accrued expenses due related parties (Note 4)	3,789,100	3,427,168
Accounts payable and accrued expenses – others (Note 4)	2,581,064	2,424,040
Total current liabilities	10,180,478	9,629,460

Notes payable due related parties (Note 8)	363,661	202,628
Notes payable due others (Note 8)	72,500	87,500

Total liabilities	10,616,639	9,919,588

Commitments and contingencies (Notes 3 and 11)

Stockholders’ deficiency
Preferred stock, $.01 par value; shares authorized 5,000,000, outstanding 2,086,000 at June 30, 2018 and December 31, 2017 (aggregate liquidation preference of $2,519,080 at June 30, 2018 and December 31, 2017).	20,860	20,860
Common stock, $.001 par value; shares authorized 50,000,000, issued: 39,052,472 at June 30, 2018 and December 31, 2017, outstanding: 36,297,576 at June 30, 2018 and December 31, 2017.	39,052	39,052
Additional paid-in capital	35,547,932	35,526,362
Unearned ESOP shares	(3,202,274)	(3,202,274)
Accumulated deficit	(37,390,891)	(36,679,875)
Treasury stock, at cost, 607,161 shares at June 30, 2018 and December 31, 2017	(147,101)	(147,101)

Total stockholders’ deficiency	(5,132,422)	(4,442,976)

Total liabilities and stockholders’ deficiency	$5,484,217	$5,476,612

See the accompanying notes to these condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30,

(UNAUDITED)

		As
		Adjusted
	2018	2017
COSTS AND EXPENSES
Administrative and general	$146,754	$156,251
Other	20,215	16,420
Total costs and expenses	166,969	172,671

OTHER EXPENSE
Interest expense	133,163	122,370
Total other expense	133,163	122,370

NET LOSS	(300,132)	(295,041)

PREFERRED STOCK DIVIDENDS	(25,400)	(25,400)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(325,532)	$(320,441)

Net loss per common share, basic and fully diluted	$(.01)	$(.01)

Weighted average number of common shares outstanding, basic and fully diluted	36,297,576	36,297,576

See the accompanying notes to these condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30,

(UNAUDITED)

		As
		Adjusted
	2018	2017
COSTS AND EXPENSES
Administrative and general	$317,490	$317,536
Stock-based compensation	21,570	-
Other	36,185	32,894
Total costs and expenses	375,245	350,430

OTHER (EXPENSE) INCOME
Interest expense	(284,971)	(238,850)
Other	-	20,765
Total other (expense) income	(284,971)	(218,085)

NET LOSS	(660,216)	(568,515)

PREFERRED STOCK DIVIDENDS	(50,800)	(50,800)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(711,016)	$(619,315)

Net loss per common share, basic and fully diluted	$(.020)	$(.017)
Weighted average number of common shares outstanding, basic and fully diluted	36,297,576	36,297,576

See the accompanying notes to these condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(UNAUDITED)

		As
		Adjusted
	2018	2017
OPERATING ACTIVITIES
Net loss	$(660,216)	$(568,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	14,540	17,348
Stock-based compensation	21,570	-
Change in assets and liabilities:
Other assets	(1,558)	(1,663)
Accounts payable and accrued expenses	468,156	486,591
Net cash used in operating activities	(157,508)	(66,239)

FINANCING ACTIVITIES
Proceeds from notes payable issued to related parties	161,033	-
Proceeds from notes payable	-	15,000
Proceeds from short term notes and interest bearing advances	5,520	42,368
Payment of short term notes	(2,998)	(1,780)
Net cash provided by financing activities	163,555	55,588

Net increase (decrease) in cash	6,047	(10,651)
Cash beginning of period	65	17,606
Cash end of period	$6,112	$6,956

Cash paid for interest	$1,145	$392
Non-cash financing activities:
Unpaid preferred stock dividends included in accounts payable and accrued expenses	$50,800	$50,800

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

Note 2. Liquidity and Going Concern

These unaudited condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no operations and generates no operating revenues. During the six months ended June 30, 2018 and 2017, the Company incurred net losses applicable to common shareholders of $711,016 and $619,315 (as adjusted), respectively.

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

In the past, in order to raise capital to continue to pay on-going costs and expenses, the Company has borrowed funds, through Private Placements of convertible instruments and other means, which are more fully described in Notes 5, 6, 7 and 8 to these unaudited condensed consolidated financial statements. The Company is past due with respect to payment of significant principal and interest on most of these instruments. The Company is also in arrears with respect to payment of franchise taxes due to the State of Delaware for the years 2015, 2016 and 2017. In addition, the Company has also been unable to pay various routine operating expenses. At June 30, 2018, the Company had current liabilities totaling $10,180,478 with $6,112 of cash on hand and an accumulated deficit of $37,390,891.

The above conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and, in our opinion, reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the six months ended June 30, 2018 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2017, attached to our annual report on Form 10-K.

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

Land development costs, which have been capitalized, consist of the following at June 30, 2018 and December 31, 2017:

Land held for development	$4,934,323
Licenses	77,000
Engineering and costs associated with permitting	464,774

Total land held for development	$5,476,097

Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. No impairment existed at June 30, 2018.

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

The table below summarizes the components of potential dilutive securities at June 30, 2018 and 2017.

	June 30,	June 30,
Description	2018	2017

Convertible Preferred Stock	260,000	260,000
Options to Purchase Common Shares	3,415,000	3,440,000
Private Placement Warrants	-	1,036,500
Convertible Promissory Notes	1,925,000	1,925,000

Total	5,600,000	6,636,500

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

In determining the fair value of each option modified, the Black-Scholes option-pricing model, consistent with the provisions of ASC Topic 718, was used. The valuations were determined using the weighted-average assumptions of 0% dividend yield, expected volatility of 103% and a risk-free interest rate of 2.79%. This resulted in a charge to the statement of operations in the amount of $21,570, decreasing the net income per share of common stock $0.001 for the six months ending June 30, 2018.

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

The Company adopted the provisions of the ASU in its December 31, 2017 consolidated financial statements and elected the retrospective transition method whereby comparative consolidated financial statements for the prior year have been recast to reflect the impact of the adoption for comparability reasons. The effect of the recast on net loss for the three months and six months periods ended June 30, 2017 is more fully discussed in Note 10.

There are no other recently issued accounting standards that are expected to have a material impact on the unaudited condensed consolidated financial position, statements of operations and cash flow.

Note 4. Accounts Payable and Accrued Expenses

The table below outlines the elements included in accounts payable and accrued expenses at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
Description	2018	2017
Related parties:
Accrued payroll due officers	$2,219,711	$2,069,711
Accrued interest due officers and directors	907,926	767,737
Accrued director fees	433,750	393,750
Base rents due to the President	158,438	131,234
Associated rental costs	51,967	42,731
Other	17,308	22,005
Total related parties	$3,789,100	$3,427,168

Non-related parties:
Accrued interest	$1,612,807	$1,483,923
Accrued dividends	711,200	660,400
Accrued fines and penalties	62,450	44,350
Other accounts payable and accrued expenses	194,607	235,367
Total non-related parties	$2,581,064	$2,424,040

Note 5. Convertible Notes and Line of Credit

Line of Credit

In 2008, the Company entered into an agreement with an unrelated third party for an unsecured Line of Credit up to a maximum of $1,000,000. The Line of Credit carries an interest rate on amounts borrowed of 9% per annum. All funds originally advanced under the facility were due and payable by November 1, 2012. As an inducement to provide the facility, the lender was awarded an immediate option to purchase 50,000 shares of common stock of the Company at $1.75 per share. In addition, the lender received an option to purchase a maximum of 250,000 additional shares of common stock of the Company at $1.75 per share. The options expire following repayment in full by the Company of the amount borrowed. At June 30, 2018, the principal and accrued interest due on the obligation, which totals $1,808,299, remains unpaid.

Convertible Notes

Pursuant to a Private Placement Memorandum dated March 1, 2010, the Company offered Units consisting of a two year unsecured, convertible promissory note in the principal amount of $25,000 with interest at 12% per annum. The Promissory Note is convertible into 50,000 shares of common stock of the Company immediately upon issuance at the option of the investor.

Pursuant to an additional Private Placement Memorandum dated October 25, 2010, the Company offered Units consisting of a two year unsecured, convertible promissory note in the principal amount of $25,000.. The Promissory Notes bear interest at 9% per annum and are convertible into 50,000 shares of common stock of the Company immediately upon issuance at the option of the investor.

The Convertible Notes issued pursuant to the two Private Placements discussed above total $962,500 in principal and became due and payable beginning in March 2012 and extending at various dates through June 2013. As of the date of the filing of this report, all of the aforementioned debt obligations remain unpaid and in default under the repayment terms of the notes. In addition, a total of $604,590 of accrued interest on the above notes remains outstanding at June 30, 2018.

The table below summarizes the Company’s debt arising from the above-described sources as of June 30, 2018 and December 31, 2017:

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

Since the issuance of the Debentures, there have been no events that would trigger the above anti-dilution provisions. Should an event take place which would trigger the provision, the Company would be required to record dividend expense in an amount equal to the difference in the fair value of the embedded derivatives before the event versus the fair value of the derivative after the triggering event.

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

When originally issued, in the event the Company failed to meet the conditions for conversion of the Debentures, the First Tranche Convertible Debentures, which total $950,000, would have been due on March 31, 2020 and the Second Tranche Convertible Debentures, which total $850,000, would have been due December 31, 2020. The sole remaining non-convertible Debenture in the amount of $50,000 would have been due March 31, 2020. However, the Company is in default with respect to interest payments due under the Debentures and as a result, they are reported as current liabilities.

Note 7. Short Term Notes and Interest Bearing Advance

Short Term Notes

In January 2018, the Company financed $2,946 of the premium due for liability insurance on its Mississippi property. The financing requires monthly installments of $286 of principal and interest at a rate of 13.6% through December of 2018. At June 30, 2018, a principal balance of $1,652 remained outstanding on the note.

On June 9, 2017, the Company entered into a Promissory Note with an unrelated lender in exchange for proceeds in the amount of $15,000. Interest on the note is 12.5% per annum and payable March 1 of each year the note remains outstanding. Payment in full of the Note is due June 9, 2019. Mississippi Gaming Corporation, a wholly owned subsidiary of the Company, guaranteed the Note. In addition, the President of the Company agreed to personally guarantee the Note and to personally secure the Note with an assignment of proceeds due to her under the first lien on the Diamondhead property. The interest payment, which was due March 1, 2018, was not made.

Bank Credit Facility

Wells Fargo Bank provides an unsecured credit facility of up to $15,000 to the Company. The facility requires a variable monthly payment of amounts borrowed plus interest, which is applied at 11.24% on direct charges and 24.99% on any cash advanced through the facility. At June 30, 2018, a principal balance of $15,169 remained outstanding on the facility.

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

The table below summarizes the short-term notes and interest bearing advance at June 30, 2018 and December 31, 2017.

	Interest	June 30,	December 31,
Description of Facility	Rate	2018	2017

Property liability insurance financing	13.6%	$1,652	$-

Short term note reclassed from long-term	12.5%	15,000	-

Bank credit facility	11.24% - 24.99%	15,169	14,299

Interest bearing advance	12.50%	25,000	25,000
Total short term notes and interest bearing advance		$56,821	$39,299

Note 8. Long Term Notes Payable

In 2016, the Company received cash advances totaling $47,500 from seven lenders which included $25,000 from three current Directors of the Company. The proceeds from the cash advances were earmarked for the payment of accounting and auditing fees and other expenses required to file the Company’s Form 10-Q. On August 25, 2016, the Company issued a Note to the foregoing lenders, which matures four years from the date of issuance and bears interest at 8% per annum, with a full year of interest accruing in any year in which the advance remains unpaid.

In 2016, the Chairman of the Board of Directors of the Company loaned the Company an additional $90,000. On August 25, 2016, the Company issued a Note to the Chairman of the Board. The Note bears interest at 14% per annum effective August 1, 2016 and matures four years from the date of issuance. The proceeds of the loan were used for the payment of Mississippi property taxes and auditing, accounting and other corporate expenses.

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

The Chairman advanced the $67,628 on condition that: (i) the advance constitute a lien with interest at 4% per annum under that Land Deed of Trust recorded September 26, 2014; (ii) he be paid additional interest of 11% per annum on the amount advanced and owing and that the full 11% interest per annum is payable during any calendar year in which all or part of the amount advanced and owing or interest due thereon remains unpaid; (iii) this additional interest obligation be treated as a separate and secured debt of the Company, to be evidenced by a separate note and to be secured with a separate and third lien to be placed on the Diamondhead Property (hereafter “the Third Lien”); (iv) the entire obligation will be treated as an advance to be paid out of any subsequent incoming financing obtained by the Company or any amounts recovered by the Company from a defendant in that collection action brought by the Company in the Circuit Court of Montgomery County, Maryland (Case No. 426962-V); and (v) he be indemnified for any losses sustained on the sale of that common stock sold to cover the credit card payments. The Chairman has identified the common stock to be sold and will provide the Company with the documentation required to document the sale of said stock and to calculate the future loss, if any, on said stock. Mississippi Gaming Corporation issued a secured promissory note to the Chairman for an amount up to $100,000 to cover the principal and interest due on this advance and will place a third lien on the Diamondhead Property to secure this obligation for $100,000.

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

As of June 30, 2018 and December 31, 2017, the President had advanced a total of $31,033 and $20,000, respectively, under this agreement. The President previously agreed to secure a $25,000 loan and interest due thereon and to secure and guarantee a $15,000 loan and interest due thereon due non-related parties discussed above. The President is also personally liable for certain bank-issued credit cards used by the Company to pay expenses incurred by the Company in the approximate amount of $15,000. Mississippi Gaming Corporation issued a secured promissory note to the President for an amount up to $100,000 to cover the principal and interest due on these advances and will place a third lien on the Diamondhead Property to secure this obligation for $100,000.

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

In March of 2018, the Board of Directors voted to increase up to an additional $200,000 the amount to be secured by a to-be-placed third lien in favor of the Chairman of the Board, for amounts advanced by the Chairman on behalf of the Company, on the following terms and conditions, namely, that (i) the advance constitutes a lien on the Diamondhead Property with interest at 15% per annum; (ii) that the full interest of 15% per annum is payable during any calendar year in which all or part of the amount advanced is due and owing or interest due thereon remains unpaid; (iii) that this debt be evidenced by a separate promissory note and is to be included in and secured with a third lien that is to be placed on the Diamondhead Property to secure previous advances made to the Company (hereafter “the Third Lien”); (iv) that he be indemnified for any losses sustained on the sale of his common stock in an unrelated publicly-traded company to be sold to cover this advance based on a sales price of approximately $2.80 per share with a cap on the maximum loss per share to be at a sales price of $10.00 per share; and (v) that the Chairman’s previous indemnification approved by the Board of Directors on July 24, 2017 with respect to any loss on the sale of the same stock also be capped at a maximum of $10.00 per share. The Chairman will provide the Company with the documentation required to document the sale of said stock and to calculate the losses on said stock for all amounts loaned to the Company from the sale of said stock. As of June 30, 2018, the Chairman had advanced a total of $150,000 on behalf of the Company in 2018. Mississippi Gaming Corporation issued a secured promissory note to the Chairman for an amount up to $200,000 to cover the principal and interest on these advances and will place a third lien on the Diamondhead Property to secure this obligation for $200,000.

Therefore, the third lien to be placed on the Diamondhead Property will secure three promissory notes which total up to $400,000 and which are payable to the Chairman of the Board ($300,000) and President ($100,000) of the Company.

The tables below summarize the Company’s long-term notes payable as of June 30, 2018 and December 31, 2017:

June 30, 2018

	Principal Amount	Amount Due	Amount Due
Loan Facility	Owed	Related Parties	Others

4 Year 8% secured note	$47,500	$25,000	$22,500

4 Year 14% secured note	90,000	90,000	-

2 Year 4%/15% secured note due Chairman (2017)	67,628	67,628	-

2 Year 15% secured note due President	31,033	31,033	-

4 Year 0% note	50,000	-	50,000

2 Year 15% secured note due Chairman (2018)	150,000	150,000	-

Balance June 30, 2018	$436,161	$363,661	$72,500

December 31, 2017

	Principal Amount	Amount Due	Amount Due
Loan Facility	Owed	Related Parties	Others

4 Year 8% secured note	$47,500	$25,000	$22,500

4 Year 14% secured note	90,000	90,000	-

2 Year 12.5% secured note	15,000	-	15,000

2 Year 4%/15% secured note due Chairman (2017)	67,628	67,628	-

2 Year 15% secured note due President	20,000	20,000	-

4 Year 0% note	50,000	-	50,000

Balance December 31, 2017	$290,128	$202,628	$87,500

Note 9. Related Party Transactions

As of June 30, 2018, the President of the Company is owed deferred salary in the amount of $2,016,996 and the Vice President and the current Chairman of the Board of Directors of the Company is owed deferred salary in the amount of $121,140. The Board of directors agreed to pay interest at 9% per annum on the foregoing amounts owed. Interest expense under this agreement amounted to $91,536 and $78,140 for the six months ended June 30, 2018 and 2017, respectively. Total interest accrued under this agreement totaled $776,243 and $598,432 as of June 30, 2018 and 2017, respectively.

Effective September 1, 2011, the Company entered into a month-to-month lease with the President and then-Chairman of the Board of Directors of the Company, for office space in a furnished and fully equipped townhouse office building owned by the President in Alexandria, Virginia. The lease calls for monthly base rent in the amount of $4,534 and payment of associated costs of insurance, real estate taxes, utilities and other expenses. Rent expense associated with this lease amounted to base rent in the amount of $27,204 and associated rental costs of $9,236 for a total of $36,440 for the six months ended June 30, 2018 and base rent in the amount of $27,204 and associated rental costs of $7,300 for a total of $34,504 for the six months ended June 30, 2017. No payments associated with the base rents were made in the first six months of 2018. At June 30, 2018 and December 31, 2017, amounts owing for base rent and associated rental costs totaled $210,405 and $173,965, respectively.

Directors of the Company are entitled to a director’s fee of $15,000 per year for their services. The Company has been unable to pay directors’ fees to date. A total of $433,750 and $393,750 was due and owing to the Company’s current and former directors as of June 30, 2018 and December 31, 2017, respectively. Directors have previously been compensated and may, in the future, be compensated for their services with cash, common stock, or options to purchase common stock of the Company.

See Notes 8 and 11 for other related party transactions.

Note 10. Effect of Recast on Prior Period Reporting Due to Adoption of ASU 2017-11

The Company elected to adopt the provisions of ASU 2017-11 effective for its December 31, 2017 consolidated financial statements. The effect of the adoption eliminated the fair value presentation for the value of the embedded derivatives included in the convertible terms of the Debentures. In addition, the Company elected the retrospective transition method, whereby results for the three months and six month periods ending June 30, 2017 were recast to reflect the impact of the adoption for comparability.

In addition, since the convertible Debentures are no longer stated at fair value, the related unamortized portion of finance costs incurred at the time of issuance of each Tranche of Debentures is reported as an offset to the stated value of the Debenture. The related amortization of the deferred finance costs is now included in interest expense.

Amortization of deferred finance costs to interest expense amounted to $475 and $542 for the non-convertible debenture for the six months ended June 30, 2018 and 2017, respectively, and $14,065 and $16,806 for convertible debentures for the six months ended June 30, 2018 and 2017, respectively. The tables below summarize the effect of the adoption on net loss for the three and six month periods ending June 30, 2017.

	Net	Net Loss Per
Three months ended June 30, 2017	Loss	Share
Net loss as originally reported	$120,976	$.003

(Decrease) increase to net loss:
Change in fair value of derivative liability	233,144
Amortization of debt discount	(33,679)

Net loss as adjusted	$320,441	$.008

	Net	Net Loss Per
Six months ended June 30, 2017	Loss	Share
Net loss as originally reported	$235,041	$.006

(Decrease) increase to net loss:
Change in fair value of derivative liability	445,802
Amortization of debt discount	(61,528)

Net loss as adjusted	$619,315	$.017

The tables below summarize the effect of the adoption on reported interest expense for the three and six month periods ending June 30, 2017.

	Amortization of	Interest
Three Months Ended June 30, 2017	Finance Costs	Expense
As originally reported	$8,052	$114,318

Reclassification of amortization of finance costs to interest expense	(8,052)	8,052

As adjusted	$-	$122,370

	Amortization of	Interest
Six Months Ended June 30, 2017	Finance Costs	Expense
As originally reported	$17,348	$221,502

Reclassification of amortization of finance costs to interest expense	(17,348)	17,348

As adjusted	$-	$238,850

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

The Company has filed a second lien in the maximum amount of $250,000 on the Diamondhead property to secure certain notes payable, including notes to related parties, totaling $137,500 in principal and accrued interest incurred.

The Company will file a third lien on the Diamondhead Property for up to $400,000 to secure notes issued to the Chairman and President of the Company arising in the third quarter of 2017 and the first and second quarter of 2018, as more fully described in Note 8 and to secure personal guarantees given by the President, as more fully described in Note 7.

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

Other

On July 26, 2017, the Chairman of the Board of the Company paid $67,628 for all property taxes due, together with all interest due thereon, to Hancock County, Mississippi on an approximate 400-acre tract of land (“the Diamondhead Property”), owned by Mississippi Gaming Corporation, a wholly-owned subsidiary of the Company. The taxes had to be paid by July 31, 2017 to avoid a tax sale. The conditions of the note under which the Chairman agreed to make this payment are discussed in full detail in Note 6 of these condensed consolidated financial statements.

Of particular note to those conditions, item (v) calls for the Chairman to be indemnified for any losses sustained on the sale of that common stock sold to cover the above payments. The Chairman has identified the common stock sold and has provided the Company with the documentation required to document the sale of said stock and to calculate the contingent future loss, if any, on said stock.

Had the Company paid the note in full at June 30, 2018, in addition to the principal and interest due, the company would have been additionally liable for approximately $216,600 in additional funds to indemnify the Chairman for his lost equity on the stock sale.

The Company is currently delinquent in filing those documents and forms required to be filed in connection with its Employee Stock Ownership Plan (“ESOP”) for the year ended December 31, 2016 and 2015. The Company did not have the funds to pay professionals to prepare, audit and file these documents and forms when due. Although these required filings normally do not result in any tax due to an agency of the government, the Company could be subject to significant penalties for failure to file these forms when due. Penalties are assessed by the Department of Labor on a per diem basis from the original due dates for the required informational filings until the filings are actually made. The Company has accrued $62,450 on the current delinquent filings. The Company intends to bring its ESOP-required filings current and when current, will attempt to enroll in a voluntary compliance program with the Department of Labor with respect to any penalties or fines incurred. However, there can be no assurance the Company will be able to enroll in any such program or obtain a reduction of the fines and penalties that may be due.

The Company has not filed its consolidated federal tax return for the years ended December 31, 2017 and 2016. The Company believes no tax is due with that return. Diamondhead Casino Corporation and its two active subsidiaries, Mississippi Gaming Corporation and Casino World, Inc., are delinquent with respect to the filing of their franchise tax annual reports for 2017, 2016 and 2015 with the state of Delaware. Mississippi Gaming Corporation and Casino World, Inc. are also delinquent with respect to the filing of their annual franchise tax returns for the year ended December 31, 2016 and 2017 with the state of Mississippi.

The Company has made provision for the expected taxes due on these state filings in their unaudited condensed consolidated financial statements for the six months ending June 30, 2018 and 2017.

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

Liquidity

The Company has incurred continued losses over the years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has no operations, generates no revenues and has been dependent on various financing arrangements to raise sufficient cash to satisfy the expenses it incurs. The Company is concentrating its efforts on the development of its Diamondhead, Mississippi Property. The development of the Diamondhead property is dependent on obtaining the necessary capital, through equity and/or debt financing, unilaterally, or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, staff, open, and operate a casino resort. In the past, the Company has been able to sustain itself through various short term borrowing, however, at June 30, 2018, the Company had an accumulated deficit of $37,390,891, with current liabilities of $10,180,478 and cash on hand of $6,112.

Therefore, in order to sustain itself, it is imperative that the Company secures a source of funds to provide further working capital. There can be no assurance the Company will be able to obtain such funding.

In addition, a line of credit in the principle amount of $1,000,000 obtained in October 2008, was payable in November 2012. Also, convertible notes issued pursuant to two Private Placements offered in 2010, totaling $962,500 in principle, had become payable beginning in March 2012 and extending at various dates through June 2013. As of the date of the filing of this report, none of the aforementioned debt obligations or the accrued interest thereon has been paid and, therefore, the Company is in default with respect to the repayment terms of the notes. Also, accrued interest on Tranche I and Tranche II Debentures issued in 2014, totaled $241,929, of which payment of $205,233 is delinquent. The Company is also in arrears with respect to payment of franchise taxes due to the State of Delaware for the years 2015, 2016 and 2017. In addition, the Company has also been unable to pay various routine operating expenses. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Financial Results and Analysis

During the six months ended June 30, 2018 and 2017, the Company incurred net losses applicable to common stockholders of $711,016 and $619,315 (as adjusted), respectively.

Administrative and general expenses incurred totaled $317,490 and $317,536 for the six months ending June 30, 2018 and 2017, respectively. The table below depicts the major categories comprising these expenses:

	June 30,	June 30,
DESCRIPTION	2018	2017
Payroll and Related Taxes	$150,000	$150,000
Director Fees	40,000	45,000
Professional Services	55,104	57,090
Rents and Insurances	38,156	36,265
Fines and Penalties	18,100	9,050
All Other Expenses	16,130	20,131

Total General and Administrative Expenses	$317,490	$317,536

Other Income and Expense

Interest expense incurred totaled $284,971 and $238,850 for the six months ended June 30, 2018 and 2017, respectively, an increase of $46,121. The increase in 2018 is primarily attributable to the impact of accrued interest on unpaid wages which continues to accrue quarterly as well as the impact from new borrowings arising in the first six months of 2018.

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

Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. No impairment existed at June 30, 2018.

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

Accounting Pronouncements Adopted in the Prior Years

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-11 - Earnings per Share (Topic 260); Distinguishing From Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatory Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interest with a Scope Exception. Topic 815, Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. The amendments in Part I of this Update change the classification of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer, who also serves as Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2018 that are expected to materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

The Company is in arrears on the payment of dividends due on its three series of preferred stock currently issued and outstanding. The Company has not paid preferred dividends due in the first six months of 2018 in the amount of i) $15,000 on its Series S preferred stock; ii) $15,000 on its Series S-NR preferred stock; and iii) $20,800 on its Series S-PIK preferred stock. The table below summarizes total preferred stock dividends in arrears at June 30, 2018.

Total Amount
Description	In Arrears

Series S	$210,000
Series S-NR	210,000
Series S-PIK	291,200

Total In Arrears	$711,200

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

DIAMONDHEAD CASINO CORPORATION

DATE: August 9, 2018		/s/ Deborah A. Vitale
	By:	Deborah A. Vitale
Chief Executive Officer

