Form 10-K
period 2018-12-31
DIAMONDHEAD CASINO CORP
filed 2019-04-12
CIK 844887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2018

COMMISSION FILE NO: 0-17529

DIAMONDHEAD CASINO CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	59-2935476
(State of Incorporation)	(I.R.S. Employer Identification Number)

1013 Princess Street, Alexandria, Virginia 22314

(Address of principal executive offices)

Registrant’s telephone number, including area code:	703/683-6800
Securities registered pursuant to Section 12 (b) of the Act:	None
Securities registered pursuant to Section 12 (g) of the Act:	Common Stock, par value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The aggregate market value of the voting common equity held by non-affiliates of the Company based on the closing price of the stock on the over-the-counter market at June 30, 2018 was $974,126.

The number of common shares outstanding as of April 9, 2019: 36,297,576

i

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

For the years ending December 31, 2017 and December 31, 2018, the Company’s limited resources were consumed by extensive litigation relating to various lawsuits and unsuccessful efforts to obtain financing. See item 3; Legal Proceedings.

Mississippi

The Company owns, through its wholly-owned subsidiary, Mississippi Gaming Corporation, an approximate 400-acre undeveloped property located at 7051 Interstate 10, Diamondhead, Mississippi 39525 (hereafter “the Diamondhead Property” or “the Property”). The Company’s intent was to construct a casino resort and other amenities on the Property unilaterally or, in conjunction with one or more joint venture partners. However, the Company has been unable, to date, to obtain financing to move the project forward and/or enter into a joint venture partnership. There can be no assurance that the substantial funds required for the design and construction of the project can be obtained or that such funds can be obtained on acceptable terms. In addition, the Company has been unable to obtain financing to sustain the Company. Due to its lack of financial resources and certain lawsuits filed by creditors against the Company, the Company has been forced to explore other alternatives, including a sale of part or all of the Property. The Company’s preference is to sell only part of the Property inasmuch as this would appear to be in the best interest of the stockholders of the Company. However, there can be no assurance the Company will be able to sell only part of the Property. The Company intends to continue to pursue a joint venture partnership and/or other financing while seeking a viable purchaser for part or all of the Property. Finally, there can be no assurance that if the requisite financing for the project were obtained and the project were constructed, that the project would be successful.

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

The qualifying infrastructure must be owned or leased by; (i) the holder of the site approval, or (ii) an affiliated company of the holder of the site approval where both the affiliated company and the holder of the site approval have identical direct or indirect equity ownership. This regulation shall apply to any new applicant for a gaming license for a new gaming facility and to the acquisition or purchase of a licensee or gaming facility for which gaming operations have ceased prior to the time of acquisition or purchase. It does not apply to any licensee, who has been licensed by the Commission, or to any person which has received Approval to Proceed with Development from the Commission prior to December 31, 2013 (or to such licensee upon any licensing renewal after such date.)

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

Competition

There is intense competition in the Mississippi market in which the Company intends to operate and in surrounding markets. The Company will compete directly with other existing gaming facilities located in Mississippi and in bordering states, including Louisiana. In addition, there may be additional casinos opening on the Gulf Coast of Mississippi and in Diamondhead where the Company’s Property is located. The Company will also be competing directly and indirectly, with gaming facilities throughout the United States and throughout the world, as well as with Native American gaming operations which enjoy certain tax advantages. The Company expects this competition to increase as new gaming operators enter these markets, existing competitors expand their operations, gaming activities expand in existing jurisdictions, gaming is legalized in new jurisdictions, and legalized gaming expands on the internet. Assuming it is successful in developing a destination casino resort, the Company will also be competing with other forms of gaming and entertainment, including but not limited to, bingo, online gambling, pull tab games, card parlors, sports-book operations, pari-mutuel betting, dog racing, lotteries, jai-alai, video lottery terminals, and video poker terminals.

The following chart identifies casinos which are located in Mississippi and with which the Company will compete. Except for distances, the information contained in the chart is derived from the Mississippi Gaming Commission’s Monthly Survey Information (Property Data) for the period December 1, 2018 through December 31, 2018.

							Approximate
							Distance to
	Gaming	Slot	Table	Poker	Hotel	Total	Diamondhead
REGION	Sq. Ft	Games	Games	Games	Rooms	Parking	(in miles)

COASTAL REGION

Beau Rivage Casino	84,819	1,786	80	16	1,740	3,320	35
Boomtown Casino	37,891	674	14	0	0	1,490	33
Golden Nugget	54,728	1,110	44	9	706	1,345	35
Hard Rock Casino	50,984	1,146	53	0	479	2,332	35
Harrah’s Gulf Coast	31,419	768	29	0	499	2,705	35
IP Casino Resort Spa	81,733	1,472	53	10	1,088	3,400	33
Palace Casino	38,000	777	26	0	234	1,590	33
Treasure Bay Casino	28,140	810	26	0	195	1,096	31
Island View Casino	117,500	2,598	49	0	974	4,150	23
Hollywood Casino	56,300	948	20	5	291	1,700	12
Silver Slipper Casino	38,926	920	26	0	129	1,057	15
Scarlet Pearl	60,445	1,148	37	0	300	2,333	33

Region Totals	680,855	14,157	457	40	6,635	26,518

NORTHERN REGION

1st Jackpot Casino Tunica	46,535	874	14	0	0	1,699	377
Fitzgerald’s Casino Tunica	38,457	858	19	0	506	1,795	379
Gold Strike Casino Resort	50,000	1,144	65	0	1,133	2,412	373
Hollywood Casino- Tunica	55,000	957	15	6	494	1,801	379
Horseshoe Casino and Hotel	63,000	1,008	76	24	505	1,775	373
Isle of Capri-Lula	56,985	870	17	0	486	1,500	345
Resorts Tunica Hotel and Casino	42,902	765	3	0	201	2,738	378
Sam’s Town- Tunica	53,000	795	16	0	700	4,308	378
Tunica Roadhouse Casino	31,000	689	17	0	135	4,265	373

Region Totals	436,879	7,960	242	30	4,160	22,293

CENTRAL REGION

Ameristar Casino Hotel	72,210	1,288	33	10	148	3,063	210
Harlow’s Casino Resort	33,000	734	15	0	105	1,500	285
Lady Luck Casino	25,000	607	0	0	89	1,063	212
Magnolia Bluffs Casino	16,032	483	14	3	140	427	199
Riverwalk Casino	25,000	650	15	0	76	748	211
Trop Casino Greenville	22,822	590	10	0	40	734	287
Water View Casino & Hotel	28,000	520	12	0	122	631	211

Region Totals	222,064	4,872	99	13	720	8,166

STATE TOTALS	1,339,828	26,989	798	83	11,515	56,977

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

Based on the Louisiana Gaming Control Board’s 21st Annual Report to the Louisiana State Legislature for 2017, there are fifteen riverboat casinos authorized to operate in Louisiana. There are six riverboat casinos in the Shreveport-Bossier City area, which is about 360 miles from the Diamondhead Property; three in Lake Charles, which is approximately 246 miles from the Diamondhead Property; three in East Baton Rouge Parish, which is approximately 123 miles from the Diamondhead Property; and one each in Kenner, Harvey and Amelia, which are approximately 73, 71, and 139 miles, respectively, from the Diamondhead Property. As of June 30, 2016, there were approximately 1,798 video poker outlets and 13,160 video poker devices in the 31 parishes in Louisiana where video poker gaming had been approved in the local option election of November 5, 1996. These machines are authorized in bars, restaurants, hotels, off-track betting parlors and truck stops. Louisiana also has slot machine gaming at racetracks. Louisiana generated direct gaming revenue of $705,517,316, a decrease of $8,341,668 from the previous fiscal year. Riverboat gaming continues to be the most dominant area in gaming in Louisiana, providing more than half of the state’s gaming revenue. The cumulative effect of the foregoing could be seen as having a significant competitive effect on the Diamondhead Property project.

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

The first lien on the Property is also composed of an Investors’ Lien, which secures the investment of purchasers of securities in a Private Placement dated February 14, 2014, as amended. There is a lien in the aggregate amount of $1 million in favor of the Holders of the original and/or Amended and Restated First Tranche Collateralized Convertible Senior Debentures issued for an aggregate of $1 million and a lien in the aggregate amount of $850,000 in favor of the Holders of the Second Tranche Collateralized Convertible Senior Debentures issued for an aggregate of $850,000.

In 2016, a second lien in the maximum amount of $250,000 was placed on the Property to secure the principal and interest due on various notes payable which were issued in 2016. The details of these notes are more fully discussed in Note 9 of the consolidated financial statements attached as Exhibit 99.1 to this report.

In 2018, a third lien in the amount of $400,000 was placed on the Property to secure the principal and interest due on various notes payable which were issued in 2017 and 2018. The details of these notes are more fully discussed in Note 8 of the consolidated financial statements attached as Exhibit 99.1 to this report.

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

ITEM 3. LEGAL PROCEEDINGS

Edson R. Arneault, Kathleen Devlin and James Devlin, J. Steven Emerson, Emerson Partners, J. Steven Emerson Roth IRA, Steven Rothstein, and Barry Stark and Irene Stark v. Diamondhead Casino Corporation (In the United States District Court for the District of Delaware (C.A. No. 1:16-cv-00989-LPS)

On October 25, 2016, the above-named Debenture holders filed a Complaint against Diamondhead Casino Corporation (the Company) in the United States District Court for the District of Delaware for monies due and owing pursuant to certain Collateralized Convertible Senior Debentures issued on March 31, 2014 and December 31, 2014. The plaintiffs are seeking $1.4 million, plus interest from January 1, 2015, together with costs and fees. The Company was served with the Complaint on October 31, 2016. On November 21, 2016, the Company filed a motion to dismiss for lack of subject matter jurisdiction due to failure to plead diversity. On February 21, 2017, the plaintiffs filed a motion for leave to amend their complaint based upon declarations of citizenship filed with the court. On September 26, 2017, the motion for leave to amend was granted and the Company’s motion to dismiss was granted in part and denied in part. The Court also granted plaintiffs leave to file a Second Amended Complaint which was filed on October 2, 2017. On October 16, 2017, the Company filed Defendant’s Answer and Affirmative Defenses and Counterclaim. On November 2, 2017, the Plaintiffs filed an Answer to the Counterclaim. The parties have exchanged discovery in the case. On September 27, 2018, the Plaintiffs’ filed a motion for summary judgment. On October 18, 2018, the Company filed its opposition to the motion for summary judgment. On November 8, 2018, the Plaintiff’s filed their reply to the Company’s opposition. On January 2, 2019, the Court canceled the trial previously scheduled for March 22, 2019. On April 2, 2019, the Court heard argument on the Plaintiff’s motion for summary judgment. On April 3, 2019, the Court scheduled a teleconference for April 15, 2019 for the parties to discuss alternative dispute resolution with a Magistrate.

John Hawley, as servicing agent for Argonaut 2000 Partners, L.P. v. Diamondhead Casino Corporation (Superior Court of the State of Delaware) (Case No. N19C-02-239 RRC)

On February 28, 2019, the above-named Debenture holder filed a Complaint against Diamondhead Casino Corporation (the Company) in the Superior Court of the State of Delaware for monies due and owing pursuant to certain Collateralized Convertible Senior Debentures issued on March 31, 2014 and December 31, 2014. The plaintiff is seeking $100,000 in principal, plus interest from January 1, 2015, together with costs and fees. The principal and interest due on this Debenture through December 31, 2018 are shown as current liabilities on the Company’s balance sheet. The Company was served with the Complaint on March 8, 2019. On March 28, 2019, the Company filed its Answer, Affirmative Defenses and Counterclaim and Affidavit of Defense.

Arnold J. Sussman, Robert Skaff and David J. Towner v. Diamondhead Casino Corporation (Superior Court of the State of Delaware) (Case No. N18C-11-091-WCC )

On November 9, 2018, Sussman filed suit against the Company for breach of a Promissory Note issued November 10, 2010, in the principal amount of $50,000, with interest payable at 9% per annum, with a maturity date of November 10, 2012. Plaintiff seeks payment of principal of $50,000 and interest due from June 30, 2012 to present, which Plaintiff alleges is approximately $28,500 as of October 31, 2018. The Note, as well as the accrued interest thereon, are shown as current liabilities on the Company’s balance sheet. On December 6, 2018, the Company’s registered agent was served with the Sussman Complaint. On November 28, 2018, Skaff and Towner also filed suit against the Company in the same court for breach of Promissory Notes (Case No. N18C-11-232 ALR). Skaff filed suit i) for breach of a note issued on November 29, 2010, in the principal amount of $37,500 with interest payable at 9% per annum, with a maturity date of November 29, 2012 and ii) for breach of a note issued on June 21, 2011, in the principal amount of $25,000 with interest payable at 9% per annum, with a maturity date of June 21, 2013. Towner filed suit for breach of a note issued on November 29, 2010, in the principal amount of $25,000 with interest payable at 9% per annum, with a maturity date of November 29, 2012. Skaff alleges interest is due on his two notes from June 30, 2012 in the amount of $36,038 as of November 28, 2018. Towner alleges interest is due on his note from June 30, 2012 in the amount of $14,413 as of November 28, 2018. On December 6, 2018, the Company’s registered agent was served with the Skaff and Towner Complaint. All of the foregoing Notes, as well as the accrued interest thereon, are shown as current liabilities on the Company’s balance sheet. Counsel for the Plaintiffs in the foregoing cases requested that the cases be consolidated and the Company agreed to the consolidation. On February 15, 2019, the Plaintiffs filed their Consolidated Complaint. On March 7, 2019, the Company filed its Answer and Affirmative Defenses and Affidavit of Defense.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

The Company’s common stock is traded on the Over the Counter Market. The market price of the Company’s common stock is highly volatile. A lack of liquidity in the stock, announcements by the Company, its competitors, the industry, or other casino-related, gaming-related, economy-related, or various other announcements, can lead to wide swings in the market price of the Common Stock.

On April 1, 2019, there were 850 registered holders of record of the Common Stock of the Company.

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

Equity Compensation Plans

Plan Stock Options

On December 19, 1988, the Company adopted a stock option plan (the “Plan”) for its officers and management personnel under which options could be granted to purchase up to 1,000,000 shares of the Company’s common stock. Accordingly, the Company reserved 1,000,000 shares for issuance under the Plan. The option price may not be less than 100% of the market value of the shares on the date of the grant. The options expire within ten years from the date of grant. At December 31, 2018, no options from this plan were issued or exercised.

Non-Plan Stock Options

The Company has, from time to time, awarded non-plan stock options to its Directors, Officers and key employees. The table below summarizes the status of all non-plan options currently outstanding issued to Company Directors, Officers, and former Officers and employees of the Company.

	December 31, 2018		December 31, 2017
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	3,415,000	$0.44	3,415,000	$0.44
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	-	-
Outstanding at end of year	3,415,000	$0.44	3,415,000	$0.44
Options exercisable at year-end	3,415,000		3,415,000

On January 3, 2018, the Board of Directors voted to extend from March 13, 2018 to December 31, 2020, the expiration date for a total of 3,115,000 currently outstanding options previously issued to the Chairman, the President, the Vice President and two former employees of the Company. The Company recorded stock-based compensation expense of $21,570.

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

In 2011, the Company decided to temporarily suspend contributions to the Plan. Therefore the Trust was unable to make its annual loan payment to the company and a loan default occurred. In accordance with the Pledge Agreement between the Company and the Trust, the shares attached to the loan payments subsequent to the 2010 contribution reverted back to the Company as treasury shares. In 2018, 79,545 shares, with a market value of $1,115, reverted back to the Company treasury. In 2017, 79,545 shares, with a market value of $1,590, reverted back to the Company treasury.

Recent Sales of Equity Securities

None.

Repurchase of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read together with the consolidated financial statements and related notes thereto, for the years ended December 31, 2018 and 2017, attached as Exhibit 99.1 to this report.

Liquidity, Capital Resources, and Financial Results

Overview

The Company’s intent was to construct a casino resort and other amenities on the Property unilaterally or, in conjunction with one or more joint venture partners. However, the Company has been unable to date, to obtain financing to move the project forward and/or enter into a joint venture partnership. Now, due to its lack of financial resources and certain lawsuits filed by creditors against the Company, the Company has been forced to explore other alternatives, including a sale of part or all of the Property. The Company’s preference is to sell only part of the Property inasmuch as this would appear to be in the best interest of the stockholders of the Company. However, there can be no assurance the Company will be able to sell only part of the Property. The Company intends to continue to pursue a joint venture partnership and/or other financing while seeking a viable purchaser for part or all of the Property. Thus, on March 25, 2019, Mississippi Gaming Corporation, a wholly owned subsidiary of the Company, entered into a brokerage agreement with an unrelated third party to seek a buyer for all or part of the Property or, alternatively, to seek a joint venture partner for the project. In addition, in the event it becomes necessary in order to protect the Company’s assets, the Board of Directors has authorized the Company to file a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

Liquidity

The Company has incurred continued losses over the years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has had no operations since it ended its gambling cruise ship operations in 2000. Since that time, the Company had concentrated its efforts on the development of its Diamondhead, Mississippi Property. The development of the Diamondhead Property would be dependent on obtaining the necessary capital, through equity and/or debt financing, unilaterally, or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, staff, open, and operate a casino resort. In the past, the Company has been able to sustain itself through various short term borrowings, however, as of December 31, 2018, the Company had no cash, while accounts payable and accrued expenses totaled $6,982,120 and the Company had an accumulated deficit of $38,070,603. In addition, the Company reported a net loss applicable to common shareholders of $1,390,728 for the year ended December 31, 2018. Therefore, in order to sustain itself, it is imperative that the Company secure a source of funds to provide further working capital.

In addition, a Line of Credit in the amount of $1,000,000 obtained in October 2008, was payable in November 2012 and Convertible Notes issued pursuant to two Private Placements offered in 2010, totaling $962,500 in principal at December 31, 2018, had become payable beginning in March 2012 and extending at various dates through June 2013. As of the date of the filing of this report, none of the aforementioned debt obligations have been satisfied and the Company is in default of the repayment terms of those facilities. In addition, holders of Debentures representing $1,500,000 of the $1,850,000 of Debentures issued, filed Complaints against the Company in the United States District Court for the District of Delaware and in the Superior Court for the State of Delaware for amounts they assert are due and owing pursuant to certain Collateralized Convertible Senior Debentures issued on March 31, 2014 and December 31, 2014. The plaintiffs are seeking $1.5 million in principal plus interest from January 1, 2015, together with costs and fees.

Management of the Company believes it will be difficult to secure suitable financing that would allow it to continue to pursue ultimate development of the Property. Therefore, on March 25, 2019, Mississippi Gaming Corporation entered into a brokerage agreement with an unrelated third party to seek a buyer for all or part of the Property or, alternatively, to seek a joint venture partner for the project.

The above conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Financial Results and Analysis

As reflected in the accompanying consolidated financial statements, the Company recorded a net loss applicable to common shareholders of $1,390,728 for the year ending December 31, 2018 and a net loss applicable to common shareholders of $1,309,603 for the year ending December 31, 2017, and expects continued losses for the foreseeable future. General and administrative expenses incurred totaled $643,269 and $667,260 for the years ending December 31, 2018 and 2017, respectively. The table below depicts the major categories comprising those expenses:

	December 31,	December 31,
DESCRIPTION	2018	2017
Payroll and Related Taxes	$300,000	$300,000
Director Fees	85,000	82,500
Professional Fess	90,858	139,700
Rents and Insurances	76,448	76,394
Fines and Penalties	33,350	33,635
Appraisal fee	33,750	-
Edgar Reporting Fees	2,440	5,175
All Other Expenses	21,423	29,856

Total General and Administrative Expenses	$643,269	$667,260

The amount reported as payroll includes amounts not actually paid to employees, but accrued and payable to employees. The Company accrued salary payable to only one employee in 2018, the President and CEO of the Registrant, who also served as a Director, Chief Financial Officer, Treasurer and Secretary of the Registrant and held various positions in the Registrant’s subsidiaries.

Professional fees decreased $48,842 in 2018 versus the prior year. The decrease was due to legal fees paid in settlement of certain lawsuits in 2017.

Interest expense incurred in 2018 totaled $554,743. This included interest of $363,377 accrued for outstanding notes and advances, debentures, a line of credit, amortization of finance cost and interest of $191,366 accrued for unpaid payroll due officers. Interest expense incurred in 2017 totaled $498,334. This included interest of $333,968 accrued for outstanding notes, debentures, a line of credit, amortization of finance costs and interest of $164,366 accrued for unpaid payroll due officers. The increase in interest on notes, debentures and the line of credit in the amount of $29,409 is primarily due to interest accruing under the terms of new interest bearing loans obtained in 2018 which, net of repayments, totaled $225,093 in principal.

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

Brokerage Agreement

On March 25, 2019, Mississippi Gaming Corporation, a wholly-owned subsidiary of the Company and the title owner of the Diamondhead Property (the "Owner"), entered into an agreement with an unrelated commercial real estate brokerage firm to sell all or part of the Diamondhead, Mississippi Property or, alternatively, to find a joint venture partner for the project. The agreement provides for an exclusive right to sell all or part of the Property beginning March 25, 2019 and ending October 31, 2019, unless extended by the parties. The agreement provides for a commission equal to three percent (3%) of the gross sales price for property sold if the Buyer does not have a broker or four percent (4%) of the gross sales price of property sold if the Buyer does have a broker, in which case the commission due will be split between the brokers. In the event the Owner consummates and closes a deal with a Joint Venture Partner introduced to the Owner by the broker, the Owner will pay the broker a commission equal to four percent (4%) of the amount contributed by the Joint Venture Partner as its capital contribution. This will not apply in the event the Owner consummates a deal with a Joint Venture Partner who is not introduced to the Owner by the broker. The agreement does not apply to loans obtained by or on behalf of the Owner using the Property as collateral or as security for a loan. The agreement also provides for a reduced commission to the broker in the event of a sale to certain potential purchasers already involved in discussions with the Owner.

Related Party

On July 26, 2017, the Chairman paid $67,628 for all property taxes due, together with all interest due thereon, to Hancock County, Mississippi for an approximate 400-acre tract of land (“the Diamondhead Property”), owned by Mississippi Gaming Corporation, a wholly-owned subsidiary of the Company. In 2018, the Chairman advanced additional funds totaling $205,250 to the Company. The conditions of the notes under which the Chairman agreed to make the above payments and advances are discussed in full detail in Note 8 of attached consolidated financial statements.

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

Had the Company paid the note in full at December 31, 2018, in addition to the principal and interest due, the Company would have been liable for approximately $124,260 in additional funds to indemnify the Chairman for his loss from the sale of the stock to pay the taxes due.

There are no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources, that are material to our stockholders.

Critical Accounting Policies

In May 2017, the FASB issued Accounting Standards Update (“ASU) 2017-09 – Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting. The Update provides clarity and reduces cost and complexity when applying the guidance of Topic 718 to a change in the terms or conditions of a share-based payment award. The Update mandates that an entity should account for the effects of the modification unless all three of the following conditions are met:

i) the fair value of the modified award is the same as the fair value of the original award immediately before the modification.

ii) the vesting provisions of the modified award are the same as the original award immediately before the award is modified.

iii) the classification of the modified award as an equity instrument of a liability instrument is the same as the original award immediately before the award is modified.

The Update is effective for periods beginning after December 15, 2017 and was adopted by the Company in its 2018 financial statements. The Update had no effect on the Company’s 2018 financial statements.

In June 2018, FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting” which addresses accounting for issuance of all share-based payments on the same accounting model. Previously, accounting for share-based payments to employees was covered by Accounting Standards Codification (“ASC”) Topic 718 while accounting for such payments to non-employees was covered by ASC Topic 505. As it considered recently issued updates to ASC Topic 718, the FASB, as part of its simplification initiatives, decided that ASC Topic 718 would also be used as the guidance for non-employee share-based awards. Under this new guidance, both employee and non-employee awards will essentially follow the same model, with small variances related to determining the term assumption when valuing a non-employee award as well as a different expense attribution model for non-employee awards. The ASU is effective beginning calendar 2019. The Company does not expect the amendments to have a material effect on its consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements for the years ended December 31, 2018 and 2017 are attached to this report as Exhibit 99.1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of the Chief Executive Officer/Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

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

The Chief Executive Officer/Chief Financial Officer conducted an evaluation of the effectiveness of internal control over financial reporting. Based on this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter of the year ending December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers of the Company are appointed annually by the Board of Directors to hold office until an officer’s successor has been duly appointed and qualified, unless an officer dies, resigns, is replaced, or is removed by the Board of Directors. Directors are elected to serve until the next Annual Meeting of Stockholders and until their successors are elected and qualified. A majority of directors constitutes a quorum of the Board of Directors for the transaction of business. The directors must be present at a meeting, in person or telephonically, to constitute a quorum. Any action required or permitted to be taken by the Board of Directors individually or collectively, may be taken without a meeting if all members of the Board of Directors consent, in writing, to the action.

Officers and
Directors	Age	Position(s)
Deborah A. Vitale	68	Director, President, Secretary, Treasurer and Chief Financial Officer
Martin Blount	56	Director
Benjamin J. Harrell	65	Director, Vice-President
Gregory A. Harrison	74	Chairman of the Board of Diamondhead Casino Corporation, Vice-President
Robert S. Crow III	63	Director
Daniel G. Burstyn	34	Director

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

Daniel G. Burstyn was appointed to the Board of Directors May 1, 2018. Mr. Burstyn is a technology-focused entrepreneur. Mr. Burstyn has developed his own proprietary applications as a programmer and develops web, mobile, and cryptocurrency and/or blockchain solutions for entrepreneurs and various corporations and other entities. From approximately October of 2010 to approximately July of 2012, Mr. Burstyn co-created an online aggregate shopping cart platform which was built, but never launched by Stashr, an entity he co-founded. From approximately October of 2012 to February of 2014, Mr Burstyn founded and co-developed SpaceMatch, LLC, which sought to develop an online commercial real estate marketplace. From approximately March of 2014 to December of 2015, Mr. Burstyn acted as Chief Operating Officer of Neuromore, LLC, a signal-processing software company where he planned and directed global business strategy and the implementation of cloud-based SaaS revenue channels with biosensor manufacturers, research institutions and other customers. Since approximately October of 2016, Mr. Burstyn has co-owned and operated CliqFix, LLC, a business that develops web and mobile applications as well as cutting-edge cryptocurrency, cryptoasset, and blockchain solutions. Since January of 2018, Mr. Burstyn has owned and operated Live Rigs, LLC, a business that builds machines for the purpose of mining cryptocurrencies. Mr. Burstyn received a B.S. degree in commerce in 2010 from the University of Virginia, McIntire School of Commerce where he concentrated on marketing and finance.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s outstanding Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. These persons are required by SEC regulations to furnish the Company with copies of all such reports they file.

On January 3, 2018, the Board of Directors voted to modify the terms of options to purchase 2,000,000 common shares at $0.19 per share, 750,000 common shares $0.30 per share and 75,000 common shares at $0.75 per share issued to the President by extending the expiration date of the options from March 13, 2018 until December 31, 2020. The President should have filed a Form 4 with the Securities and Exchange Commission by January 5, 2018 reporting the transaction. No filing regarding these option modifications was made.

Similarly, on January 3, 2018, the Board of Directors voted to modify the terms of options to purchase 150,000 common shares at $1.25 per share, issued to the Chairman and 75,000 common shares $0.75 per share issued to the Vice President by extending the expiration date of the options from March 13, 2018 until December 31, 2020. Both the Chairman and Vice President should have filed a Form 4 with the Securities and Exchange Commission by January 5, 2018 reporting the transaction. No filing regarding these option modifications was made.

On May 1, 2018, Daniel G. Burstyn was appointed to the Board of Directors. Mr. Burstyn should have filed a Form 3 with the Securities and Exchange Commission by May 11, 2018 to report his holdings in the Company, if any. No filing regarding this matter was made.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company accrued salary payable to only one executive in 2018, the President and CEO, who also serves as a Director, and Chief Financial Officer, Treasurer and Secretary of the Registrant and held various positions in the Registrant’s subsidiaries. The Board of Directors monitors and approves compensation paid to executives of the Company.

Executive Compensation

The Board of Directors determined Ms. Vitale’s base salary to be $300,000 per annum. Ms. Vitale’s base salary reflects her contribution to the Company in a myriad of corporate roles and responsibilities. The Board recognized that Ms. Vitale manages the Company’s business without the benefit of any administrative staff normally associated with the management of a publicly-traded company at significant savings to the Company. Since mid-November of 2009, the Company has, from time to time, been unable to pay Ms. Vitale the salary due her because of a lack of funds. At December 31, 2018, Ms. Vitale was entitled to cash compensation of $2,166,996 for services rendered from 2010 through 2018, which has accrued and is unpaid at December 31, 2018. In addition, on October 12, 2012, the Board of Directors approved a motion to pay interest at 9% per annum on the unpaid compensation due Ms. Vitale retroactive to the outstanding amounts due beginning in 2010 through the date of actual payment. The following table sets forth the amounts due Ms. Vitale for unpaid salary for each of the years 2010 through 2018 and the interest due thereon. None of the accrued salary or interest has been paid to Ms. Vitale to date.

	TOTAL	SALARY	SALARY	INTEREST
YEAR	SALARY	PAID	ACCRUED	EARNED
2010	$300,000	$161,538	$138,462	$3,221
2011	300,000	96,466	203,534	18,837
2012	300,000	None	300,000	43,462
2013	300,000	None	300,000	70,428
2014	300,000	150,000	150,000	91,739
2015	300,000	125,000	175,000	101,899
2016	300,000	None	300,000	126,463
2017	300,000	None	300,000	153,463
2018	300,000	None	300,000	180,463
	$2,700,000	$533,004	$2,166,996	$789,975

The following table provides information concerning the accrual of salary and other compensation of the President and Chief Executive Officer. No salary was paid to any officer of the Company in 2018 or 2017.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified	(3)
					(2)	Incentive	Deferred	All
Name and		(1)		Stock	Option	Plan	Compensation	Other
Occupation	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Deborah A. Vitale	2018	$300,000	None	None	$20,923	None	None	$195,463	$516,386
President	2017	$300,000	None	None	None	None	None	$168,463	$468,463

(1)	In 2018 and 2017, none of Ms. Vitale’s salary compensation was paid to her and, therefore, the $300,000 of salary compensation owing to her for 2018 and 2017 will be paid to her when Company finances permit.

(2)	In the first quarter of 2018, the Board of Directors voted to extend the expiration dates of previously-awarded option grants to Ms. Vitale from March 13, 2018 to December 31, 2020 with respect to options previously granted to her to purchase 750,000 shares of common stock at $0.30 per share, 75,000 shares of common stock at $0.75 per share and 2,000,000 shares of common stock at $0.19 per share;

Reference is hereby made to Note 3, “Summary of Significant Accounting Policies – Stock Based Compensation” in the attached 2018 consolidated financial statements, for a determination of the variables used in computing the value of option awards.

(3)	In 2018, Ms. Vitale earned an annual Director’s fee of $15,000. In addition, in 2018, Ms. Vitale earned interest in the amount of $180,463 on the portion of her unpaid salary for the years 2010 through 2018. In 2017, Ms. Vitale earned an annual Director’s fee of $15,000. In addition, in 2017, Ms. Vitale earned interest in the amount of $153,463 on the portion of her unpaid salary for the years 2010 through 2017.

The following tables provide a summary of the outstanding equity awards of the President at December 31, 2018.

SUMMARY OF OUTSANDING EQUITY AWARDS AT FISCAL YEAR END

Option Awards

			Equity
			Incentive
			Plan
			Awards
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexpired	Option	Option
	Options	Options	Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable	Options	Price	Date
Deborah A. Vitale	2, 000,000	None	None	$0.19	12/31/20
	750,000	None	None	$0.30	12/31/20
	75,000	None	None	$0.75	12/31/20

Stock Awards

			Equity	Incentive
			Incentive	Plan Awards
			Plan Awards	Market or
			Number of	Payout Value
	Number of	Market Value of	Unearned	of Unearned
	Shares or Units	Shares or Units	Shares, Units or	Shares, Units or
	Of Stock That	Of Stock That	Other Rights That	Other Rights That
	Have Not	Have Not	Have Not	Have Not
Name	Vested	Vested	Vested	Vested
Deborah A. Vitale	None	None	None	None

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired	Realized	Acquired	Realized
	On	On	On	On
Name	Exercise	Exercise	Vesting	Vesting

Deborah A. Vitale	None	None	None	None

The Company sponsors an employee stock ownership plan which is a tax deferred defined contribution pension plan formed in 1994. Ms. Vitale has been a plan participant since 1998. No contributions were made to Ms. Vitale’s participant account for the years ending December 31, 2018 or 2017.

At December 31, 2018, Ms. Vitale was 100% vested in 447,272 shares of common stock which were contributed to the plan on her behalf in past years.

Directors’ Compensation

Effective January 1, 2013, the directors of the Company are entitled to be compensated at a rate of $15,000 per annum. No director received directors’ fees in the years 2017 or 2018. Each Director is eligible for an annual payment in the amount of $15,000 as long as they remain a Director through December 31 of the applicable year, absent death or incapacitation. The annual payment to new directors will be prorated based upon months served in their initial year as a Director. Directors are reimbursed for certain approved expenses incurred in connection with Company business and for certain approved expenses incurred in connection with attendance at non-telephonic Board, committee, or other meetings. Directors are from time to time, awarded non-qualified options to purchase common stock of the Company.

The table below summarizes Director Compensation for the year ended December 31, 2018.

DIRECTOR COMPENSATION

	Earned or		(1)	Non- Equity	Deferred	(2)
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

Gregory A. Harrison	$15,000	None	$254	None	None	$10,903	$26,157
Benjamin Harrell	$15,000	None	$211	None	None	None	$15,211
Martin Blount	$15,000	None	None	None	None	None	$15,000
Robert Crow	$15,000	None	None	None	None	None	$15,000
Daniel Burstyn	$10,000	None	None	None	None	None	$10,000

(1)	In the first quarter of 2018, the Board of Directors voted to extend the expiration dates of previously-awarded options from March 13, 2018 until December 31, 2020 granted to the current Chairman of the Board to purchase 150,000 shares of common stock at $1.25 per share and previously-awarded options granted to a Vice president and Director of the Company to purchase 75,000 shares of common stock at $0.75.

Reference is hereby made to Note 3, “Summary of Significant Accounting Policies – Stock Based Compensation” in the attached 2018 financial statements, for a determination of the variables used in computing the value of option awards.

(2)	Mr. Harrison earned $10,903 of interest in 2018 which accrued to his benefit for unpaid salary for the years 2010 and 2011. None of the above interest due was paid to Mr. Harrison in 2018.

Other Compensation Arrangements

Gregory A. Harrison, the current Chairman of the Board of Directors and a Vice President of the Company was previously a compensated employee of the Company until December 31, 2011. Mr. Harrison is still due compensation for unpaid salary of $121,140 for services rendered in years prior to 2012. On October 12, 2012, the Board of Directors approved a motion to pay interest at 9% per annum on the unpaid compensation due Mr. Harrison retroactive to the outstanding amounts due beginning in 2010 through the date of actual payment. Interest on the unpaid salary due to Mr. Harrison amounted to $10,903 in 2018 and $10,903 in 2017. The total accrued interest through December 31, 2018 was $86,098. None of the interest due to Mr. Harrison has been paid to date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2019, to the Company’s knowledge, based on filings with the Securities & Exchange Commission by certain beneficial owners and/or information received by the Company, the beneficial ownership of the outstanding Voting Stock held by (i) each person or entity beneficially owning more than 5% of the shares of any class of Voting Stock, (ii) each director, nominee, and certain executive officers, individually, and (iii) all directors and executive officers as a group. The Common Stock and the Voting Preferred Stock vote as a single class and each share thereof is entitled to one vote per share.

BENEFICIAL OWNER	AMOUNT OF BENEFICIAL OWNERSHIP	CLASS OF STOCK	PERCENT OF CLASS	PERCENT OF VOTING (1)
Europa Cruises Corporation Employee Stock Ownership Plan Trust Deborah A. Vitale, Trustee (2) 1013 Princess Street Alexandria, Virginia 22314	2,068,190	Common	4.88%	4.68%

Deborah A. Vitale (2)(3) Director, President, Secretary, Treasurer and Chief Financial Officer Chairman, President, Secretary and Treasurer of Casino World, Inc. Chairman, President, Secretary and Treasurer of Mississippi Gaming Corporation 1013 Princess Street Alexandria, Virginia 22314	6,107,462	Common	13.89%	13.34%

Gregory Harrison (4) Chairman and Vice President 16209 Kimberly Grove Gaithersburg, Maryland 20878	1,462,554	Common	3.33%	3.19%

Benjamin J. Harrell (5) Director and Vice President 162 Hesper Avenue Metairie, Louisiana 70005	475,000	Common	1.08%	1.04%

Martin Blount Director 1320 Maryland Ave Washington, D.C. 20002	—		-	-

Robert S. Crow III (6) Director 5910 Coral Sea Avenue Rockville, Maryland 20851	1,079,869	Common	2.46%	2.36%

Daniel G. Burstyn Director 2828 Lemmon Ave., Apt. 5103 Dallas, Texas 75204	-		-	-

Serco International Financial Advisory and	901,831	Common	2.05%	5.96%
Management Services Limited (7)	900,000	Preferred S-NR	100.00%
P.O. Box 52 A-1072 Vienna, Austria	926,000	Preferred S	100.00%

Austroinvest International Limited (7)	901,831	Common	2.05%	5.96%
30, DeCastro Street,	900,000	Preferred S-NR	100.00%
Road Town Tortola, British Virgin Islands	926,000	Preferred S	100.00%

Serco International Limited (7)	901,831	Common	2.05%	5.96%
4, George Street	900,000	Preferred S-NR	100.00%
Mareva House P.O. Box N-3937 Nassau, Bahamas	926,000	Preferred S	100.00%

Ernst G. Walter (7)	901,831	Common	2.05%	5.96%
P.O. Box 15	900,000	Preferred S-NR	100.00%
1072 Vienna, Austria	926,000	Preferred S	100.00%

College Health and Investment Ltd. (8) College Health and Investment LP (8) Samuel I. Burstyn, General Partner	2,865,982	Common	6.52%	6.26%
701 Brickell Avenue, 24th Fl Miami, FL 33131

All Directors & Executive Officers (5 Persons)	9,124,885	Common	20.75%	19.93%

(1)	Common Stock, Series S-NR Preferred Stock and Series S Preferred Stock have been combined for the purpose of calculating voting percentages.

(2)	The Europa Cruises Corporation Employee Stock Ownership Plan (“ESOP”) was established on August 18, 1994. The Trustee of the ESOP is Deborah A. Vitale. As of December 31, 2018, a total of 2,295,450 ESOP shares had been released for allocation to participants in the ESOP and an additional 636,360 shares had been forfeited by the Trust. The participants in the ESOP are entitled to direct the Trustee as to the manner in which the Company’s allocated shares are voted. The remaining 2,068,190 unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.

(3)	Includes 2,068,190 unallocated common shares of the ESOP Trust; 767,000 shares of Common Stock owned directly by Ms. Vitale; options to purchase 2,825,000 shares of Common Stock; and 447,272 shares of Common Stock, which represent shares of Common Stock held in Ms. Vitale’s fully vested ESOP participant account.

(4)	Includes 1,247,279 shares of Common Stock owned directly by Mr. Harrison; options to purchase 150,000 shares of Common Stock; a convertible Promissory Note which is convertible or exercisable into a total of 50,000 shares of common stock and 15,275 shares of Common Stock held in Mr. Harrison’s fully vested ESOP participation account. Pursuant to a Private Placement dated February 14, 2014, on March 31, 2014, Mr. Harrison purchased a Collateralized Convertible Senior Debenture convertible into 166,667 shares of Common Stock. The conditions required for conversion of this Debenture into Common Stock of the Company have not yet been met. Assuming the conditions required for conversion are met in the future, Mr. Harrison’s Debenture would be converted into a total of 166,667 shares of Common Stock without any action on the part of Mr. Harrison, at which time his holdings, assuming no other changes occurred, would total 1,629,221.

(5)	Includes 400,000 shares of Common Stock owned directly by Mr. Harrell and an option to purchase 75,000 shares of Common Stock.

(6)	Includes 979,869 shares of Common Stock owned directly by Mr. Crow and a convertible Promissory Note which is convertible or exercisable into a total of 100,000 shares of Common Stock.

(7)	Serco International Financial Advisory and Management Services Ltd., Austroinvest International Limited, and Serco International Limited (f/k/a Serco International Financial Advisory and Management Services, Ltd.), are affiliated entities. The Company is informed that Dr. Ernst Walter is the sole Director and President of each company. The total beneficial ownership of securities of the Company held by the foregoing includes: 901,831 shares of Common Stock owned by Serco International Financial Advisory and Management Services, Ltd.; 926,000 shares of Series S Preferred Stock owned by Austroinvest International Limited; and 900,000 shares of Series S-NR Preferred Stock owned by Serco International Limited.

(8)	Includes 1,659,868 shares of Common Stock owned by College Health & Investment LP, 506,164 shares of Common Stock owned by College Health & Investment Ltd, 200,000 shares of Common Stock owned by Alana Burstyn, 199,950 shares of Common Stock owned by Sean Burstyn, c/o Burstyn. College Health & Investment Ltd. holds a Promissory Note issued March 25, 2010, convertible into 300,000 shares of Common Stock The foregoing persons and entities appear to share a common address, 701 Brickell Avenue, Miami, FL 33131. Samuel I. Burstyn is the General Partner of College Health & Investment LP, which the General Partner maintains, is also known as College Health & Investment, Ltd. Does not include 200,000 shares of Common Stock held by Shari Jakobowitz, Custodian FBO Ava Burstyn under the Florida Uniform Transfer Minor Act. College Health & Investment L.P. claims it assigned the Promissory Note dated March 25, 2010 to DDM Holdings, LLC. The Company does not recognize the alleged assignment.

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

As of December 31, 2018 a total of 2,295,450 shares of Common Stock had been released for allocation to participants in the ESOP. An additional 636,360 shares had been forfeited by the Trust. The Company made no contributions to the ESOP Plan for the years ended December 31, 2011 through December 31, 2018. The participants in the ESOP are entitled to direct the Trustee as to the manner in which the Company’s allocated shares are voted. The remaining 2,068,190 unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.

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

In 2018 and 2017, the President received no payments for base rent and the entire base rent due, in the amount of $54,408 per year, was accrued.

Rent expense associated with this lease amounted to base rent in the amount of $54,408 and associated rental costs of $18,610 for a total of $73,108 for the year ended December 31, 2018 and base rent in the amount of $54,408 and associated rental costs of $15,140 for a total of $69,548 for the year ended December 31, 2017.

At December 31, 2018, The President is owed a total of $246,983 under the lease agreement.

The President of the Company is owed deferred salary in the principal amount of $2,166,996 and the Vice President and current Chairman of the Board of the Company is owed deferred salary in the principal amount of $121,140 as of December 31, 2018. On October 12, 2012, the Board of Directors approved a motion to pay these individuals interest on their deferred compensation retroactive to the outstanding amounts due beginning in 2010 through the date of actual payment. Accrued interest through December 31, 2018 and 2017 amounted to $876,074 and $684,708, respectively.

In July, 2017, at the request of the Company, the current Chairman of the Board of Directors, who is also a Vice President of the Company (“the Chairman”), paid all property taxes due, together with all interest due thereon, to Hancock County, Mississippi on an approximate 400-acre tract of land (“the Diamondhead Property”), owned by Mississippi Gaming Corporation, a wholly-owned subsidiary of the Company. The total amount advanced was $67,628.

The Chairman is one of the secured parties under that Land Deed of Trust recorded on September 26, 2014 in Hancock County, Mississippi, to secure Tranche I and Tranche II Debentures issued by the Company in 2014. Under paragraph 5 of the Land Deed of Trust, a secured party who advances sums for taxes due on the Diamondhead Property is secured by the same Land Deed of Trust, but only at that interest rate specified in the note representing the primary indebtedness, namely, 4% per annum.

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

In March of 2018, the Board of Directors voted to increase up to an additional $200,000 the amount secured by the third lien in favor of the Chairman of the Board, for amounts advanced by the Chairman on behalf of the Company, on the following terms and conditions, namely, that (i) the advance constitutes a lien on the Diamondhead Property with interest at 15% per annum; (ii) that the full interest of 15% per annum is payable during any calendar year in which all or part of the amount advanced is due and owing or interest due thereon remains unpaid; (iii) that this debt be evidenced by a separate promissory note and is to be included in and secured with a third lien that is to be placed on the Diamondhead Property to secure previous advances made to the Company (hereafter “the Third Lien”); (iv) that he be indemnified for any losses sustained on the sale of his common stock in an unrelated publicly-traded company to be sold to cover this advance based on a sales price of approximately $2.80 per share with a cap on the maximum loss per share to be at a sales price of $10.00 per share; and (v) that the Chairman’s previous indemnification approved by the Board of Directors on July 24, 2017 with respect to any loss on the sale of the same stock also be capped at a maximum of $10.00 per share. The Chairman will provide the Company with the documentation required to document the sale of said stock and to calculate the losses on said stock for all amounts loaned to the Company from the sale of said stock. On June 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from the date of issue to the Chairman, for an amount up to $200,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi Gaming Corporation placed a third lien on the Diamondhead Property to secure this obligation for $200,000.

In November of 2018, the Board of Directors voted to increase up to an additional $100,000 of advances from the Chairman and in March of 2019, the Board of Directors voted to increased the limit of the advances to $200,000. The terms of this advance are identical to the terms as approved above in March 2018. However, the additional funds will be secured by a fourth lien to be placed on the Property in favor of the Chairman.

At December 31, 2018, the Chairman had advanced a total of $205,250 under both the March 2018 and November 2018 arrangements.

On July 24, 2017, the President of the Company, who is a Director of the Company, agreed to advance the Company up to $20,000 for the payment of expenses. In March of 2018, the Board of Directors voted to increase to up to $100,000 the amount to be secured by a third lien in favor of the President of the Company for amounts advanced by the President under this note, on the following terms and conditions, namely, that (i) she be paid interest of 15% per annum on the amount advanced and owing and that the full 15% interest per annum is payable during any calendar year in which all or part of the amount advanced and owing or interest due thereon remains unpaid; (ii) the obligation in the maximum principal amount of $100,000 with interest due thereon be treated as a secured debt of the Company, to be evidenced by a separate note and to be secured with a separate lien to be placed on the Diamondhead Property (“the Third Lien”) together with the Chairman’s Third Lien, as well as a first lien to be placed on the residential lot owned by the Company; (iii) that the Third Lien on the Diamondhead Property also include the two loans ($25,000 and $15,000) and interest due thereon and credit facilities in the maximum amount of $15,000; and (iv) that the foregoing will be treated as advances to be paid out of any subsequent incoming financing obtained by the Company or any amounts recovered by the Company from a defendant in that collection action brought by the Company in the Circuit Court of Montgomery County, Maryland (Case No. 426962-V).

As of December 31, 2018 and 2017, the President had advanced a total of $36,137 and $20,000, respectively, under this agreement. The President previously agreed to secure a $25,000 loan and interest due thereon and to secure and guarantee a $15,000 loan and interest due thereon due non-related parties discussed above. The President is also personally liable for certain bank-issued credit cards used by the Company to pay expenses incurred by the Company in the approximate amount of $18,000. On June 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from date of issue, to the President for an amount up to $100,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi gaming Corporation placed a third lien on the Diamondhead Property to secure this obligation for $100,000.

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

Director Independence

The Company has no written independence standards it follows in making a determination as to Director independence. However, in evaluating the independence of its members, the Company’s management determined that Mr. Blount, Mr. Crow and Mr. Burstyn are independent directors by virtue of the fact that they are not officers or employees of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The table below depicts the fees paid to Friedman LLP in each of the last two years:

Description of Services	2018	2017

Audit Fees	$50,900	$50,300
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees Paid to Friedman LLP	$50,900	$50,300

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Subsidiaries of the Registrant:

Mississippi Gaming Corporation (Delaware)

Casino World, Inc. (Delaware)

Europasky Corporation (Delaware)

Exhibits 31.1 and 31.2

Attached to this report is the certification of the Chief Executive Officer/Chief Financial Officer of the Company pursuant to Rule 13A–14 of the Securities and Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibits 32.1 and 32.2

Attached to this report is the certification of the Chief Executive Officer/Chief Financial Officer of the Company as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Other Exhibits

(a)	3.1	Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on November 15, 1988.

(e)	3.1.1	Amendment to Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on September 4, 1992.

(e)	3.1.2	Amendment to Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on November 22, 2002.

(a)	3.2	By-laws of the Company.

(e)	3.2.1	Amendment of By-laws of the Company, dated February 16, 2015.

(e)	4.1	Certificate of Designation of Preferences, Rights, and Limitations of Series S Voting, Non-Convertible, Redeemable Preferred Stock Par value $0.01 per Share as filed with the Secretary of State of Delaware on August 5, 1993.

(e)	4.2	Certificate of Designation of Preferences, Rights, and Limitations of Series S-NR Voting, Non-Convertible, Non-Redeemable Preferred Stock Par value $0.01 per Share, as filed with the Secretary of State of Delaware on September 13, 1993.

(e)	4.3	Certificate of Designation of Preferences, Rights, and Limitations of Series S-PIK Junior, Non-Voting, Convertible, Non-Redeemable Preferred Stock Par value $0.01 per Share, as filed with the Secretary of State of Delaware on March 23, 1994.

(a)	10.1	Management Agreement between the Company and Casinos Austria Maritime Corporation dated June 19, 1993.

(b)	10.6	Term Sheet (Redacted) for $1 Million Line of Credit dated October 22, 2008.

(c)	10.7	Private Placement Memorandum dated March 1, 2010.

(c)	10.7.1	Appendix (C) to Private Placement Memorandum dated March 1, 2010 (Form of Promissory Note).

(c)	10.7.2	Appendix (D) to Private Placement Memorandum dated March 1, 2010 (Form of Warrant).

(c)	10.8	Private Placement Memorandum dated October 25, 2010.

(c)	10.8.1	Appendix (C) to Private Placement Memorandum dated October 25, 2010 (Form of Promissory Note).

(c)	10.8.2	Appendix (D) to Private Placement Memorandum dated October 25, 2010 (Form of Warrant).

(d)	10.9	Private Placement Memorandum dated February 14, 2014.

(e)	10.9.1	Offers to Amend dated December 4, 2014.

(f)	10.10	Secured Promissory Note dated August 25, 2016 issued by Mississippi Gaming Corporation.

(g)	99.1	Consolidated Financial Statements of the Company for the years ended December 31, 2018 and 2017

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Index to Exhibits

(a)	Previously filed as an Exhibit to Form 10 – Amendment 1 as filed on May 27, 2015 and incorporated by reference.

(b)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference.

(c)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated by reference.

(d)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed April 4, 2014 and incorporated by reference.

(e)	Previously filed as an Exhibit to Form 10 as filed on March 31, 2015 and incorporated by reference.

(f)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated by reference.

(g)	Attached to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diamondhead Casino Corporation
(Registrant)

Date:	April 12, 2019	/s/ Deborah A. Vitale
		By:	Deborah A. Vitale
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory A. Harrison	Chairman of the Board of Directors	April 12, 2019
Gregory A. Harrison

/s/ Deborah A. Vitale	Director	April 12, 2019
Deborah A. Vitale

/s/ Benjamin J. Harrell	Director	April 12, 2019
Benjamin J. Harrell

/s/ Martin C. Blount	Director	April 12, 2019
Martin C. Blount

/s/ Robert S. Crow III	Director	April 12, 2019
Robert S. Crow III

/s/ Daniel G. Burstyn	Director	April 12, 2019
Daniel G. Burstyn

