Form 10-Q
period 2019-03-31
DIAMONDHEAD CASINO CORP
filed 2019-05-20
CIK 844887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File No: 0-17529

DIAMONDHEAD CASINO CORPORATION

(Exact name of registrant as specified in charter)

Delaware	59-2935476
(State of Incorporation)	(I.R.S. EIN)

1013 Princess Street, Alexandria, Virginia 22314

(Address of principal executive offices)

Registrant’s telephone number, including area code: 703-683-6800

Securities registered pursuant to Section 12(b)-2 of the Exchange Act.:

Title of each class	Trading Symbol	Name of each exchange on which registered
None

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of shares outstanding as of May 16, 2019: 36,297,576.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

i

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2019	December 31, 2018
ASSETS

Current assets
Cash	$6,624	$-
Other current assets	2,904	16,608
Total current assets	9,528	16,608

Land (Note 3)	5,476,097	5,476,097
Other assets	80	80

Total assets	$5,485,705	$5,492,785

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Convertible notes and line of credit payable (Note 5)	$1,962,500	$1,962,500
Debenture payable (net of unamortized finance costs of $958 at March 31, 2019 and $1,194 at December 31, 2018) (Note 6)	49,042	48,806
Convertible debentures payable (net of unamortized finance costs of $36,029 at March 31, 2019 and $43,026 at December 31, 2018) (Note 6)	1,763,971	1,756,974
Short term notes and interest bearing advance (Note 7)	60,255	58,004
Current notes payable due related parties (Note 8)	333,256	309,015
Accounts payable and accrued expenses due related parties (Note 4)	5,022,702	4,141,814
Accounts payable and accrued expenses – others (Note 4)	2,951,021	2,840,306
Total current liabilities	12,142,747	11,117,419

Notes payable due related parties (Note 9)	115,000	115,000
Notes payable due others (Note 9)	72,500	72,500

Total liabilities	12,330,247	11,304,919

Commitments and contingencies (Notes 3 and 12)

Stockholders’ deficiency
Preferred stock, $.01 par value; shares authorized 5,000,000, outstanding 2,086,000 at March 31, 2019 and December 31, 2018 (aggregate liquidation preference of $2,519,080 at March 31, 2019 and December 31, 2018).	20,860	20,860
Common stock, $.001 par value; shares authorized 50,000,000, issued: 39,052,472 at March 31, 2019 and December 31, 2018, outstanding: 36,297,576 at March 31, 2019 and December 31, 2018.	39,052	39,052
Additional paid-in capital	35,430,445	35,430,445
Unearned ESOP shares	(3,083,672)	(3,083,672)
Accumulated deficit	(39,103,011)	(38,070,603)
Treasury stock, at cost, 686,706 shares at March 31, 2019 and December 31, 2018.	(148,216)	(148,216)

Total stockholders’ deficiency	(6,844,542)	(5,812,134)

Total liabilities and stockholders’ deficiency	$5,485,705	$5,492,785

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

	2019	2018
COSTS AND EXPENSES
Administrative and general	$187,699	$170,736
Stock-based compensation	-	21,570
Other	15,968	15,970
Total costs and expenses	203,667	208,276

OTHER EXPENSE (INCOME)
Interest expense:
Related parties	106,609	80,144
Other	74,382	71,664
Change in derivative indemnification liability	658,350	-
Litigation settlement	(36,000)	-
Total other expense	803,341	151,808

NET LOSS	(1,007,008)	(360,084)

PREFERRED STOCK DIVIDENDS	(25,400)	(25,400)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(1,032,408)	$(385,484)

Net loss per common share, basic and fully diluted	$(.03)	$(.01)

Weighted average number of common shares outstanding, basic and fully diluted	36,297,576	36,297,576

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

	2019	2019	2018	2018
	Shares	Amount	Shares	Amount
Preferred Stock
Balance January 1	2,086,000	$20,860	2,086,000	$20,860
Balance March 31	2,086,000	$20,860	2,086,000	$20,860

Common Stock
Balance January 1	36,297,576	$39,052	36,297,576	$39,052
Balance March 31	36,297,576	$39,052	36,297,576	$39,052

Additional Paid-In Capital
Balance January 1		$35,430,445		$35,526,362
Stock-based compensation		-		21,570
Balance March 31		$35,430,445		$35,547,932

Unearned ESOP Shares
Balance January 1	2,068,190	$(3,083,672)	2,147,735	$(3,202,274)
Balance March 31	2,068,190	$(3,083,672)	2,147,735	$(3,202,274)

Accumulated Deficit
Balance January 1		$(38,070,603)		$(36,679,875)
Preferred stock dividends:
Series S ($0.0081 per share)		(7,500)		(7,500)
Series S-NR ($0.0083 per share)		(7,500)		(7,500)
Series S-PIK ($ 0.04 per share)		(10,400)		(10,400)
Net loss		(1,007,008)		(360,084)
Balance March 31		$(39,103,011)		$(37,065,359)

Treasury Stock
Balance January 1	686,706	$(148,216)	607,161	$(147,101)
Balance March 31	686,706	$(148,216)	607,161	$(147,101)

Total Stockholders’ Deficiency		$(6,844,542)		$(4,806,890)

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

	2019	2018
OPERATING ACTIVITIES
Net loss	$(1,007,008)	$(360,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	7,233	7,227
Stock-based compensation	-	21,570
Change in derivative indemnification liability	658,350	-
Change in assets and liabilities:
Other assets	13,704	(2,422)
Accounts payable and accrued expenses	307,853	271,780
Net cash used in operating activities	(19,868)	(61,929)

FINANCING ACTIVITIES
Proceeds from notes payable issued to related parties	60,408	58,815
Payments of notes payable issued to related parties	(36,167)	-
Proceeds from short term notes and interest bearing advances	2,734	4,390
Payments of short term notes	(483)	(1,295)
Net cash provided by financing activities	26,492	61,910

Net increase (decrease) in cash	6,624	(19)
Cash beginning of period	-	65
Cash end of period	$6,624	$46

Cash paid for interest	$841	$588
Non-cash financing activities:
Unpaid preferred stock dividends included in accounts payable and accrued expenses	$25,400	$25,400

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization and Business

Diamondhead Casino Corporation and its Subsidiaries (the “Company”) own a total of approximately 400 acres of unimproved land in Diamondhead, Mississippi (“the Property”). Active subsidiaries of the Company include Mississippi Gaming Corporation, which owns the approximate 400-acre site and Casino World, Inc.

The Company’s intent was to construct a casino resort and other amenities on the Property unilaterally or, in conjunction with one or more joint venture partners. However, the Company has been unable to date, to obtain financing to move the project forward and/or enter into a joint venture partnership. Due to its lack of financial resources and certain lawsuits filed against it, the Company has been forced to explore other alternatives, including a sale of part or all of the Property. The Company’s preference is to sell only part of the Property inasmuch as this would appear to be in the best interest of the stockholders of the Company. However, there can be no assurance the Company will be able to sell only part of the Property. The Company intends to continue to pursue a joint venture partnership and/or other financing while seeking a viable purchaser for part or all of the Property. Therefore, on March 25, 2019, Mississippi Gaming Corporation entered into a brokerage agreement with an unrelated third party to seek a buyer for all or part of the Property or, alternatively, to seek a joint venture partner for the project.

Note 2. Liquidity and Going Concern

These unaudited condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses over the past several years, has no operations, generates no operating revenues, and as reflected in the accompanying unaudited condensed consolidated financial statements, incurred a net loss applicable to common stockholders of $1,032,408 for the three months ended March 31, 2019. In addition, the Company had an accumulated deficit of $39,103,011 at March 31, 2019. Due to its lack of financial resources and certain lawsuits filed against it, the Company has been forced to explore other alternatives, including a sale of part or all of the Property. In addition, in the event it becomes necessary in order to protect the Company’s assets, the Board of Directors has authorized the Company to file a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

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

In the past, in order to raise capital to continue to pay on-going costs and expenses, the Company has borrowed funds, through Private Placements of convertible instruments as well as through other secured notes which are more fully described in Notes 5 through 9 to these unaudited condensed consolidated financial statements. The Company is in default with respect to payment of both principal and interest under the terms of most of these instruments. In addition, at March 31, 2019, the Company had $7,973,723 of accounts payable and accrued expenses and only $6,624 cash on hand.

The above conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and, in our opinion, reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2019 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2018, attached to our annual report on Form 10-K.

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

Reclassifications

Certain reclassifications have been made to the unaudited condensed consolidated 2018 financial statements to conform to the unaudited condensed consolidated 2019 financial statements presentation. The reclassifications of interest expense had no effect on net earnings or cash flows as previously reported.

Land

Land is carried at cost. Costs directly related to site development, such as permitting, engineering, and other costs, are capitalized. In the first quarter of 2019, the Company entered into a brokerage agreement for sale of all or part of the Property, or, alternatively, to seek a joint venture partner for the project.

Land development costs, which have been capitalized, consist of the following at March 31, 2019 and December 31, 2018:

Land	$4,934,323
Licenses	77,000
Engineering and costs associated with permitting	464,774

Total land	$5,476,097

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

The fair value measurement of the derivative indemnification liability at March 31, 2019 listed in Note 4 below was developed using Level 1 inputs.

Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. No impairment existed at March 31, 2019.

Net Loss per Common Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding, plus other potentially dilutive securities. Potentially dilutive securities are excluded from the computation of diluted loss per shares since their effect would be antidilutive. Common shares outstanding consist of issued shares, including allocated and committed shares held by the ESOP trust, less shares held in treasury. The dilutive securities below do not include 5,055,555 potentially convertible Debentures since the requirements for possible conversion have not yet been met and may never be met.

The table below summarizes the components of potential dilutive securities at March 31, 2019 and 2018.

	March 31,	March 31,
Description	2019	2018

Convertible Preferred Stock	260,000	260,000
Options to Purchase Common Shares	3,415,000	3,415,000
Convertible Promissory Notes	1,925,000	1,925,000

Total	5,600,000	5,600,000

Stock Based Compensation

The Company follows the provisions of ASC Topic 718 “Compensation — Stock Compensation” which requires the measurement and recognition of compensation expense for all share-based payment awards either modified or granted to employees and directors based upon estimated fair values. In the first quarter of 2018, the Board of Directors voted to extend the expiration dates of previously-awarded option grants from March 13, 2018 to December 31, 2020 with respect to the following: i) options previously granted to the President to purchase 750,000 shares of common stock at $0.30 per share, 75,000 shares of common stock at $0.75 per share and 2,000,000 shares of common stock at $0.19 per share; ii) options previously granted to the current Chairman of the Board to purchase 150,000 shares of common stock at $1.25 per share; iii) options previously granted to a Director of the Company to purchase 75,000 shares of common stock at $0.75; and iv) options previously granted to former employees of the Company to purchase a combined total of 65,000 shares of common stock at $0.75 per share. No share-based awards were issued or amended in 2019.

In determining the fair value of each option modified, the Black-Scholes option-pricing model, consistent with the provisions of ASC Topic 718, was used. The valuations were determined using the weighted-average assumptions of 0% dividend yield, expected volatility of 103% and a risk-free interest rate of 2.79%. This resulted in a charge to the statement of operations in the amount of $21,570 for the three months ending March 31, 2018.

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

Recent Accounting Pronouncements

In June 2018, FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting” which addresses accounting for issuance of all share-based payments on the same accounting model. Previously, accounting for share-based payments to employees was covered by Accounting Standards Codification (“ASC”) Topic 718 while accounting for such payments to non-employees was covered by ASC Topic 505. As it considered recently issued updates to ASC Topic 718, the FASB, as part of its simplification initiatives, decided that ASC Topic 718 would also be used as the guidance for non-employee share-based awards. Under this new guidance, both employee and non-employee awards will essentially follow the same model, with small variances related to determining the term assumption when valuing a non-employee award as well as a different expense attribution model for non-employee awards. The ASU is effective beginning in calendar year 2019 and did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires lessees to recognize lease assets and lease liabilities on the consolidated balance sheet and requires expanded disclosures about leasing arrangements. We adopted the standard on January 1, 2019. Based on our assessment of the new standard on our unaudited condensed consolidated financial statements we have concluded that the impact is insignificant to our unaudited condensed consolidated financial statements based on the month-to-month nature of our singular lease currently in effect.

Note 4. Accounts Payable and Accrued Expenses

The table below outlines the elements included in accounts payable and accrued expenses at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
Description	2019	2018
Related parties:
Accrued payroll due officers	$2,444,711	$2,369,711
Accrued interest due officers and directors	1,135,671	1,029,062
Accrued director fees	501,250	478,750
Base rents due to the President	199,244	185,642
Associated rental costs	66,168	61,341
Derivative indemnification	658,350	-
Other	17,308	17,308
Total related parties	$5,022,702	$4,141,814

Non-related parties:
Accrued interest	$1,809,966	$1,743,658
Accrued dividends	787,400	762,000
Accrued fines and penalties	91,200	77,700
Other	262,455	256,948
Total non-related parties	$2,951,021	$2,840,306

As of March 31, 2019, the Chairman had advanced a total of $301,115, net of repayment of $16,250, to the Company under certain conditions. The conditions of the notes under which the Chairman agreed to make these advances are discussed in full detail in Note 8 of these unaudited condensed consolidated financial statements.

Of particular note to those conditions, item (v) calls for the Chairman to be indemnified for any losses sustained on the sale of common stock of another publicly traded company, sold to raise the funds necessary to make the above advances. The Chairman has identified the common stock sold and has provided the Company with the documentation required to document the sale of said stock and to calculate the contingent future loss, if any, on said stock.

As listed in the above schedule, had the Company paid the notes in full at March 31, 2019, in addition to the principal and interest due, the Company would have been additionally liable for a derivative indemnification of $658,350 in additional funds to indemnify the Chairman for his lost equity on the stock sale. No liability for this circumstance existed at December 31, 2018.

Note 5. Convertible Notes and Line of Credit

Line of Credit

In 2008, the Company entered into an agreement with an unrelated third party for an unsecured Line of Credit up to a maximum of $1,000,000. The Line of Credit carries an interest rate on amounts borrowed of 9% per annum. All funds originally advanced under the facility were due and payable by November 1, 2012. As an inducement to provide the facility, the lender was awarded an immediate option to purchase 50,000 shares of common stock of the Company at $1.75 per share. In addition, the lender received an option to purchase a maximum of 250,000 additional shares of common stock of the Company at $1.75 per share. The options expire following repayment in full by the Company of the amount borrowed. The Company is in default under the repayment terms of the agreement. At March 31, 2019 and December 31, 2018, the unpaid principal and accrued interest due on the obligation totaled $1,875,860 and $1,853,669 respectively.

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

The Convertible Notes issued pursuant to the two Private Placements discussed above total $962,500 in principal and became due and payable beginning in March 2012 and extending to various dates through June 2013. As of the date of the filing of this report, all of the aforementioned debt obligations remain unpaid and in default under the repayment terms of the notes. In addition, a total of $679,653 and $654,998 of accrued interest on the above notes remains outstanding at March 31, 2019 and December 31, 2018, respectively.

The table below summarizes the Company’s debt arising from the above-described sources as of March 31, 2019 and December 31, 2018:

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

When originally issued, in the event the Company failed to meet the conditions for conversion of the Debentures, the First Tranche Convertible Debentures, which total $950,000, would have been due on March 31, 2020 and the Second Tranche Convertible Debentures, which total $850,000, would have been due December 31, 2020. The sole remaining non-convertible Debenture in the amount of $50,000 would have been due March 31, 2020. However, the Company is in default with respect to interest payments due under the Debentures agreements in the amount of $279,233 and as a result, the Debentures payable are reported as current liabilities. Certain Debenture holders maintain that the Company is in default, not only with respect to interest due under the Debentures, but with respect to principal due under the Debentures in the amount of $1,850,000, as well. See Note 12. Commitments and Contingencies-Litigation.

Total accrued interest due on all Debentures amounted to $297,479 and $279,233 at March 31, 2019 and December 31, 2018, respectively.

Note 7. Short Term Notes and Interest Bearing Advance

Property Liability Insurance Financing

In January 2019, the Company financed $2,734 of the premium due for liability insurance on its Mississippi property. The financing requires monthly installments of $258 of principal and interest at a rate of 7.751% through December of 2019. At March 31, 2019, a principal balance of $2,251 remained outstanding on the note.

Promissory Note

On June 9, 2017, the Company entered into a Promissory Note with an unrelated lender in exchange for proceeds in the amount of $15,000. Interest on the note is 12.5% per annum and payable March 1 of each year the note remains outstanding. Payment in full of the Note is due June 9, 2019. Mississippi Gaming Corporation, a wholly owned subsidiary of the Company, guaranteed the Note. In addition, the President of the Company agreed to personally guarantee the Note and to personally secure the Note with an assignment of proceeds due to her under the first lien on the Diamondhead property. The interest payments, which were due March 1, 2018 and March 1, 2019, were not made. Accrued interest on the note amounted to $3,390 and $2,928 at March 31, 2019 and December 31, 2018, respectively.

Bank Credit Facility

Wells Fargo Bank provides an unsecured credit facility of up to $15,000 to the Company. The facility requires a variable monthly payment of amounts borrowed plus interest, which is applied at 11.24% on direct charges and 24.99% on any cash advanced through the facility. In the fourth quarter of 2018, the lending bank cancelled privileges under the facility for non-payment and at March 31, 2019, a principal balance of $18,004 remained outstanding on the facility.

Interest Bearing Advance

On February 2, 2017, the Company borrowed $25,000 from an unrelated third party. The Company expects to enter into a formal note for these funds. However, the terms of the note have not been finalized. The Note is expected to carry an annual interest rate of approximately 12.5% with an original projected due date of December 31, 2017. The Company is in default and as such, the lender may increase the interest rate due by an amount of up to 3% per annum in excess of the rate then otherwise applicable. The Company does not have the funds to repay the advance. The President of the Company has agreed to personally secure the note with an assignment of proceeds due to her under the first lien on the Diamondhead property. Accrued interest on the advance amounted to $6,738 and $5,967 at March 31, 2019 and December 31, 2018, respectively.

The table below summarizes the short-term notes and interest bearing advance at March 31, 2019 and December 31, 2018.

	Interest	March 31,	December 31,
Description of Facility	Rate	2019	2018

Property liability insurance financing	7.751%	$2,251	$-

Promissory note	12.5%	15,000	15,000

Bank credit facility	11.24% - 24.99%	18,004	18,004

Interest bearing advance	12.50%	25,000	25,000
Total short term notes and interest bearing advance		$60,255	$58,004

Note 8. Current Notes Payable Due to Related Parties

In July, 2017, at the request of the Company, the current Chairman of the Board of Directors, who is also a Vice President of the Company (“the Chairman”), paid all property taxes due, together with all interest due thereon, to Hancock County, Mississippi on an approximate 400-acre tract of land, owned by Mississippi Gaming Corporation, a wholly-owned subsidiary of the Company. The total amount advanced was $67,628.

The Chairman is one of the secured parties under that Land Deed of Trust recorded on September 26, 2014 in Hancock County, Mississippi, to secure Tranche I and Tranche II Debentures issued by the Company in 2014. Under paragraph 5 of the Land Deed of Trust, a secured party who advances sums for taxes due on the Property is secured by the same Land Deed of Trust, but only at that interest rate specified in the note representing the primary indebtedness, namely 4% per annum.

The Chairman advanced the $67,628 on condition that: (i) the advance constitute a lien with interest at 4% per annum under that Land Deed of Trust recorded September 26, 2014; (ii) he be paid additional interest of 11% per annum on the amount advanced and owing and that the full 11% interest per annum is payable during any calendar year in which all or part of the amount advanced and owing or interest due thereon remains unpaid; (iii) this additional interest obligation be treated as a separate and secured debt of the Company, to be evidenced by a separate note and is secured with a separate and third lien to be placed on the Property (hereafter “the Third Lien”); (iv) the entire obligation will be treated as an advance to be paid out of any subsequent incoming financing obtained by the Company or any amounts recovered by the Company from a defendant in that collection action brought by the Company in the Circuit Court of Montgomery County, Maryland (Case No. 426962-V); and (v) he be indemnified for any losses sustained on the sale of that common stock sold to cover the credit card payments. The Chairman has identified the common stock to be sold and will provide the Company with the documentation required to document the sale of said stock and to calculate the future loss, if any, on said stock. On June 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from the date of issue, to the Chairman for an amount up to $100,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi Gaming Corporation placed a third lien on the Property to secure this obligation for $100,000. Accrued interest on the note amounted to $26,868 and $18,762 at March 31, 2019 and December 31, 2018, respectively.

In March of 2018, the Board of Directors voted to increase up to an additional $200,000 the amount secured by the third lien in favor of the Chairman of the Board, for amounts advanced by the Chairman on behalf of the Company, on the following terms and conditions, namely, that (i) the advance constitutes a lien on the Property with interest at 15% per annum; (ii) that the full interest of 15% per annum is payable during any calendar year in which all or part of the amount advanced is due and owing or interest due thereon remains unpaid; (iii) that this debt be evidenced by a separate promissory note and is to be included in and secured with a third lien that is to be placed on the Diamondhead Property to secure previous advances made to the Company (hereafter “the Third Lien”); (iv) that he be indemnified for any losses sustained on the sale of his common stock in an unrelated publicly-traded company to be sold to cover this advance based on a sales price of approximately $2.80 per share with a cap on the maximum loss per share to be at a sales price of $10.00 per share; and (v) that the Chairman’s previous indemnification approved by the Board of Directors on July 24, 2017 with respect to any loss on the sale of the same stock also be capped at a maximum of $10.00 per share. The Chairman will provide the Company with the documentation required to document the sale of said stock and to calculate the losses on said stock for all amounts loaned to the Company from the sale of said stock. On June 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from the date of issue to the Chairman, for an amount up to $200,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi Gaming Corporation placed a third lien on the Diamondhead Property to secure this obligation for $200,000.

In November of 2018, the Board of Directors voted to increase up to an additional $100,000 of advances from the Chairman and in March of 2019, the Board of Directors voted to increase the limit of the advances to $200,000. The terms of this advance are identical to the terms as approved above in March 2018. However, the additional funds will be secured by a fourth lien to be placed on the Property in favor of the Chairman.

At March 31, 2019, the Chairman had advanced a total of $233,487, net of repayments of $16,250, under both the March 2018 and March 2019 arrangements and was owed accrued interest in the amount of $65,811 and $30,788 at March 31, 2019 and December 31, 2018, respectively.

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

As of March 31, 2019, the President had advanced a total of $32,141 net of repayments of $19,917, under this agreement. The President previously agreed to secure a $25,000 loan and interest due thereon and to secure and guarantee a $15,000 loan and interest due thereon due non-related parties discussed above. The President is also personally liable for certain bank-issued credit cards used by the Company to pay expenses incurred by the Company in the approximate amount of $18,000. On June 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from date of issue, to the President for an amount up to $100,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi gaming Corporation placed a third lien on the Diamondhead Property to secure this obligation for $100,000. Accrued interest due on this note amounted to $13,242 and $8,421 at March 31, 2019 and December 31, 2018, respectively.

The third lien placed on the Diamondhead Property, which secures the above three promissory notes, totals up to $400,000 and is payable to the Chairman of the Board ($300,000) and President ($100,000) of the Company.

The principal balance of the notes payable to the officers and directors discussed above are due in June 2019 and totaled $333,256 and $309,015 in aggregate, at March 31, 2019 and December 31, 2018, respectively.

Note 9. Long Term Notes Payable

In 2016, the Company received cash advances totaling $47,500 from seven lenders which included $25,000 from three current Directors of the Company. The proceeds from the cash advances were earmarked for the payment of accounting and auditing fees and other expenses required to file the Company’s Form 10-Q. On August 25, 2016, the Company issued a Note to the foregoing lenders, which matures four years from the date of issuance and bears interest at 8% per annum, with a full year of interest accruing in any year in which the advance remains unpaid. Accrued interest due on the above notes amounted to $15,600 and $11,400 at March 31, 2019 and December 31, 2018, respectively.

In the third quarter of 2016, the Chairman of the Board of Directors of the Company loaned the Company $90,000. On August 25, 2016, the Company issued a Note to the Chairman of the Board. The Note bears interest at 14% per annum effective August 1, 2016 and matures four years from the date of issuance. The proceeds of the loan were used for the payment of Mississippi property taxes and auditing, accounting and other corporate expenses. Accrued interest due on the above note amounted to $33,588 and $30,482 at March 31, 2019 and December 31, 2018 respectively.

The principal due under the two foregoing loan arrangements totals $137,500. The Company has filed a second lien on its Mississippi property in favor of the note holders to secure both principal and interest in the maximum amount of $250,000. The lien is second to the existing first lien on the Mississippi property in the principal amount of $3.85 million.

In October 2017, the Company entered into a settlement with a holder of $150,000 of convertible notes as described in Note 5 above. As part of the settlement, the Company agreed to pay legal fees in the amount of $50,000 and issued a four year note at 0% interest to satisfy this obligation.

The table below summarizes the Company’s long-term notes payable as of March 31, 2019 and December 31, 2018:

	Principal Amount	Amount Due	Amount Due
Loan Facility	Owed	Related Parties	Others

4 Year 8% secured note	$47,500	$25,000	$22,500

4 Year 14% secured note	90,000	90,000	-

4 Year 0% note	50,000	-	50,000

Total Long-Term Notes Payable	$187,500	$115,000	$72,500

Note 10. Related Party Transactions

As of March 31, 2019, the President of the Company is owed deferred salary in the amount of $2,241,996 and the Vice President and the current Chairman of the Board of Directors of the Company is owed deferred salary in the amount of $121,140. The Board of directors agreed to pay interest at 9% per annum on the foregoing amounts owed. Interest expense under this agreement amounted to $51,333 and $52,889 for the three months ended March 31, 2019 and 2018, respectively. Total interest accrued under this agreement totaled $927,406 and $876,074 as of March 31, 2019 and December 31, 2018, respectively.

Effective September 1, 2011, the Company entered into a month-to-month lease with the President and then-Chairman of the Board of Directors of the Company, for office space in a furnished and fully equipped townhouse office building owned by the President in Alexandria, Virginia. The lease calls for monthly base rent in the amount of $4,534 and payment of associated costs of insurance, real estate taxes, utilities and other expenses. Rent expense associated with this lease amounted to base rent in the amount of $13,602 and associated rental costs of $5,042 for a total of $18,644 for the three months ended March 31, 2019 and base rent in the amount of $13,602 and associated rental costs of $4,613 for a total of $18,215 for the three months ended March 31, 2018. No payments associated with the base rents were made in the first three months of 2019. At March 31, 2019 and December 31, 2018, amounts owing for base rent and associated rental costs totaled $265,412 and $246,983, respectively.

Directors of the Company are entitled to a director’s fee of $15,000 per year for their services. The Company has been unable to pay directors’ fees to date. A total of $501,250 and $478,750 was due and owing to the Company’s current and former directors as of March 31, 2019 and December 31, 2018, respectively. Directors have previously been compensated and may, in the future, be compensated for their services with cash, common stock, or options to purchase common stock of the Company.

See Notes 4, 5, 8, 9, 11 and 12 for other related party transactions.

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

On August 21, 2018, the Company filed a third lien on the Diamondhead Property for up to $400,000 to secure notes issued to the Chairman and President of the Company arising in the third quarter of 2017 and during 2018, as more fully described in Notes 8.

Litigation

Edson R. Arneault, Kathleen Devlin and James Devlin, J. Steven Emerson, Emerson Partners, J. Steven Emerson Roth IRA, Steven Rothstein, and Barry Stark and Irene Stark v. Diamondhead Casino Corporation (In the United States District Court for the District of Delaware (C.A. No. 1:16-cv-00989-LPS)

On October 25, 2016, the above-named Debenture holders filed a Complaint against Diamondhead Casino Corporation (the Company) in the United States District Court for the District of Delaware for monies due and owing pursuant to certain Collateralized Convertible Senior Debentures issued on March 31, 2014 and December 31, 2014. The plaintiffs are seeking $1.4 million, plus interest from January 1, 2015, together with costs and fees. The Company was served with the Complaint on October 31, 2016. On November 21, 2016, the Company filed a motion to dismiss for lack of subject matter jurisdiction due to failure to plead diversity. On February 21, 2017, the plaintiffs filed a motion for leave to amend their complaint based upon declarations of citizenship filed with the court. On September 26, 2017, the motion for leave to amend was granted and the Company’s motion to dismiss was granted in part and denied in part. The Court also granted plaintiffs leave to file a Second Amended Complaint which was filed on October 2, 2017. On October 16, 2017, the Company filed Defendant’s Answer and Affirmative Defenses and Counterclaim. On November 2, 2017, the Plaintiffs filed an Answer to the Counterclaim. The parties have exchanged discovery in the case. On September 27, 2018, the Plaintiffs’ filed a motion for summary judgment. On October 18, 2018, the Company filed its opposition to the motion for summary judgment. On November 8, 2018, the Plaintiff’s filed their reply to the Company’s opposition. On January 2, 2019, the Court canceled the trial previously scheduled for March 22, 2019. On April 2, 2019, the Court heard argument on the Plaintiff’s motion for summary judgment. On April 3, 2019, the Court scheduled a teleconference for April 15, 2019 for the parties to discuss alternative dispute resolution with a Magistrate. The teleconference was held on April 15, 2019, but nothing further has been scheduled to date.

John Hawley, as servicing agent for Argonaut 2000 Partners, L.P. v. Diamondhead Casino Corporation (Superior Court of the State of Delaware)(Case No. N19C-02-239 RRC)

On February 28, 2019, the above-named Debenture holder filed a Complaint against Diamondhead Casino Corporation (the Company) in the Superior Court of the State of Delaware for monies due and owing pursuant to certain Collateralized Convertible Senior Debentures issued on March 31, 2014 and December 31, 2014. The plaintiff is seeking $100,000, plus interest from January 1, 2015, together with costs and fees. The Company was served with the Complaint on March 8, 2019. On March 28, 2019, the Company filed its Answer, Affirmative Defenses and Counterclaim and Affidavit of Defense.

Arnold J. Sussman, Robert Skaff and David J. Towner v. Diamondhead Casino Corporation (Superior Court of the State of Delaware)(Case No. N18C-11-091-WCC)

On November 9, 2018, Sussman filed suit against the Company for breach of a Promissory Note issued November 10, 2010, in the principal amount of $50,000, with interest payable at 9% per annum, with a maturity date of November 10, 2012. Plaintiff seeks payment of principal of $50,000 and interest due from June 30, 2012 to present, which Plaintiff alleges is approximately $28,500 as of October 31, 2018. The Note, as well as the accrued interest thereon, are shown as current liabilities on the Company’s balance sheet. On December 6, 2018, the Company’s registered agent was served with the Sussman Complaint. On November 28, 2018, Skaff and Towner also filed suit against the Company in the same court for breach of Promissory Notes (Case No. N18C-11-232 ALR). Skaff filed suit i) for breach of a note issued on November 29, 2010, in the principle amount of $37,500 with interest payable at 9% per annum, with a maturity date of November 29, 2012 and ii) for breach of a note issued on June 21, 2011, in the principal amount of $25,000 with interest payable at 9% per annum, with a maturity date of June 21, 2013. Towner filed suit for breach of a note issued on November 29, 2010, in the principal amount of $25,000 with interest payable at 9% per annum, with a maturity date of November 29, 2012. Skaff alleges interest is due on his two notes from June 30, 2012 in the amount of $36,038 as of November 28, 2018. Towner alleges interest is due on his note from June 30, 2012 in the amount of $14,413 as of November 28, 2018. On December 6, 2018, the Company’s registered agent was served with the Skaff and Towner Complaint. All of the foregoing Notes, as well as the accrued interest thereon, are shown as current liabilities on the Company’s balance sheet. Counsel for the Plaintiffs in the foregoing cases requested that the cases be consolidated and the Company agreed to the consolidation. On February 15, 2019, the Plaintiffs filed their Consolidated Complaint. On March 7, 2019, the Company filed its Answer and Affirmative Defenses and Affidavit of Defense. Trial in this case is scheduled for July 13, 2020.

Other

The Company is currently delinquent in filing those documents and forms required to be filed in connection with its Employee Stock Ownership Plan (“ESOP”) for the year ended December 31, 2017, 2016 and 2015. The Company did not have the funds to pay professionals to prepare, audit and file these documents and forms when due. Although these required filings normally do not result in any tax due to an agency of the government, the Company could be subject to significant penalties for failure to file these forms when due. Penalties are assessed by the Department of Labor on a per diem basis from the original due dates for the required informational filings until the filings are actually made. The Company has accrued $91,200 on the currently delinquent filings. The Company intends to bring its ESOP-required filings current and when current, will attempt to enroll in a voluntary compliance program with the Department of Labor with respect to any penalties or fines incurred. However, there can be no assurance the Company will be able to enroll in any such program or obtain a reduction of the fines and penalties that may be due.

The Company has not filed its consolidated federal tax return for the years ended December 31, 2018, 2017 and 2016. The Company believes no tax is due with that return. Diamondhead Casino Corporation and its active subsidiary, Mississippi Gaming Corporation, are delinquent with respect to the filing of their franchise tax annual reports for 2018 with the state of Delaware. A second active subsidiary, Casino World, Inc, is also delinquent with respect to the filing of their franchise tax annual report for the years ended December 31, 2016, 2017 and 2018 with the state of Delaware. Casino World Inc. is delinquent with respect to its filings of franchise tax returns with the State of Mississippi for the years ending December 31, 2016, 2017 and 2018, while Mississippi Gaming Corporation is delinquent with respect to its franchise tax return for the year ending December 31, 2018 with the State of Mississippi.

The Company has made provision for the expected taxes due on these state filings in their unaudited condensed consolidated financial statements for the three months ending March 31, 2019.

Note 12. Subsequent Event

In the second quarter of 2019, the Chairman advanced an additional $10,250 under his arrangement with the Company as discussed in Note 8.

Item 2. Management’s Discussion and Analysis of Financial Condition and Financial Results

Forward Looking Statements

This section should be read together with the consolidated financial statements and related notes thereto, for the year ended December 31, 2018 included with our annual report filed on Form 10-K.

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

Liquidity

The Company has incurred continued losses over the years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has had no operations since it ended its gambling cruise ship operations in 2000. Since that time, the Company had concentrated its efforts on the development of its Diamondhead, Mississippi Property. The development of the Diamondhead Property would be dependent on obtaining the necessary capital, through equity and/or debt financing, unilaterally, or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, staff, open, and operate a casino resort. In the past, the Company has been able to sustain itself through various short term borrowings, however, as of March 31, 2019, the Company had $6,624 of cash on hand, while accounts payable and accrued expenses totaled $7,973,723 and the Company had an accumulated deficit of $39,103,011. In addition, the Company reported a net loss applicable to common shareholders of $1,032,408 for the three months ended March 31, 2019. Therefore, in order to sustain itself, it is imperative that the Company secure a source of funds to provide further working capital.

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

The above conditions raise substantial doubt about the Company’s ability to continue as a going concern, and its ability to generate cash to meet its cash requirements for the following twelve months as of the date of this form 10-Q.

Financial Results and Analysis

During the three months ended March 31, 2019 and 2018, the Company incurred net losses applicable to common stockholders of $1,032,408 and $385,484, respectively. The increase in the loss which totals $646,924 is primarily attributable to the recording of an indemnification derivative liability in the amount of $658,350 in the first quarter of 2019. The liability arises from a condition in the notes issued to the Chairman whereby the Company agreed to indemnify the Chairman for any losses he may incur from the sale of other equity holdings sold to raise the capital used to lend to the Company.

Administrative and general expenses incurred totaled $187,699 and $170,736 for the three months ending March 31, 2019 and 2018, respectively. The table below depicts the major categories comprising these expenses:

	March 31,	March 31,
DESCRIPTION	2019	2018
Payroll and Related Taxes	$75,000	$75,000
Director Fees	22,500	18,750
Professional Services	49,840	41,444
Rents and Insurances	19,518	19,065
Fines and Penalties	14,904	9,000
All Other Expenses	5,937	7,477

Total General and Administrative Expenses	$187,699	$170,736

Other Income and Expense

Interest expense incurred totaled $180,991 and $151,808 for the three months ended March 31, 2019 and 2018, respectively, an increase of $29,183. The increase in 2019 is primarily attributable to the impact of accrued interest on unpaid wages which continues to accrue quarterly as well as the impact from new borrowings arising during the last three quarters of 2018 and first quarter of 2019.

In the first quarter of 2019, the Company received $36,000 in proceeds from a litigation settlement.

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

Brokerage Agreement

On March 25, 2019, Mississippi Gaming Corporation, a wholly-owned subsidiary of the Company and the title owner of the Diamondhead Property (the “Owner”), entered into an agreement with an unrelated commercial real estate brokerage firm to sell all or part of the Diamondhead, Mississippi Property or, alternatively, to find a joint venture partner for the project. The agreement provides for an exclusive right to sell all or part of the Property beginning March 25, 2019 and ending October 31, 2019, unless extended by the parties. The agreement provides for a commission equal to three percent (3%) of the gross sales price for property sold if the Buyer does not have a broker or four percent (4%) of the gross sales price of property sold if the Buyer does have a broker, in which case the commission due will be split between the brokers. In the event the Owner consummates and closes a deal with a Joint Venture Partner introduced to the Owner by the broker, the Owner will pay the broker a commission equal to four percent (4%) of the amount contributed by the Joint Venture Partner as its capital contribution. This will not apply in the event the Owner consummates a deal with a Joint Venture Partner who is not introduced to the Owner by the broker. The agreement does not apply to loans obtained by or on behalf of the Owner using the Property as collateral or as security for a loan. The agreement also provides for a reduced commission to the broker in the event of a sale to certain potential purchasers already involved in discussions with the Owner.

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

Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. No impairment existed at March 31, 2019.

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

The fair value measurement of the derivative indemnification liability at March 31, 2019 was developed using Level 1 inputs.

Stock-Based Compensation Expense

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As a smaller reporting company, information under this item is not required to be presented.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer, who also serves as Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2019 that are expected to materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Edson R. Arneault, Kathleen Devlin and James Devlin, J. Steven Emerson, Emerson Partners, J. Steven Emerson Roth IRA, Steven Rothstein, and Barry Stark and Irene Stark v. Diamondhead Casino Corporation (In the United States District Court for the District of Delaware (C.A. No. 1:16-cv-00989-LPS)

On October 25, 2016, the above-named Debenture holders filed a Complaint against Diamondhead Casino Corporation (the Company) in the United States District Court for the District of Delaware for monies due and owing pursuant to certain Collateralized Convertible Senior Debentures issued on March 31, 2014 and December 31, 2014. The plaintiffs are seeking $1.4 million, plus interest from January 1, 2015, together with costs and fees. The Company was served with the Complaint on October 31, 2016. On November 21, 2016, the Company filed a motion to dismiss for lack of subject matter jurisdiction due to failure to plead diversity. On February 21, 2017, the plaintiffs filed a motion for leave to amend their complaint based upon declarations of citizenship filed with the court. On September 26, 2017, the motion for leave to amend was granted and the Company’s motion to dismiss was granted in part and denied in part. The Court also granted plaintiffs leave to file a Second Amended Complaint which was filed on October 2, 2017. On October 16, 2017, the Company filed Defendant’s Answer and Affirmative Defenses and Counterclaim. On November 2, 2017, the Plaintiffs filed an Answer to the Counterclaim. The parties have exchanged discovery in the case. On September 27, 2018, the Plaintiffs’ filed a motion for summary judgment. On October 18, 2018, the Company filed its opposition to the motion for summary judgment. On November 8, 2018, the Plaintiff’s filed their reply to the Company’s opposition. On January 2, 2019, the Court canceled the trial previously scheduled for March 22, 2019. On April 2, 2019, the Court heard argument on the Plaintiff’s motion for summary judgment. On April 3, 2019, the Court scheduled a teleconference for April 15, 2019 for the parties to discuss alternative dispute resolution with a Magistrate. The teleconference was held on April 15, 2019, but nothing further has been scheduled to date.

John Hawley, as servicing agent for Argonaut 2000 Partners, L.P. v. Diamondhead Casino Corporation (Superior Court of the State of Delaware)(Case No. N19C-02-239 RRC)

On February 28, 2019, the above-named Debenture holder filed a Complaint against Diamondhead Casino Corporation (the Company) in the Superior Court of the State of Delaware for monies due and owing pursuant to certain Collateralized Convertible Senior Debentures issued on March 31, 2014 and December 31, 2014. The plaintiff is seeking $100,000, plus interest from January 1, 2015, together with costs and fees. The Company was served with the Complaint on March 8, 2019. On March 28, 2019, the Company filed its Answer, Affirmative Defenses and Counterclaim and Affidavit of Defense.

Arnold J. Sussman, Robert Skaff and David J. Towner v. Diamondhead Casino Corporation (Superior Court of the State of Delaware)(Case No. N18C-11-091-WCC)

On November 9, 2018, Sussman filed suit against the Company for breach of a Promissory Note issued November 10, 2010, in the principal amount of $50,000, with interest payable at 9% per annum, with a maturity date of November 10, 2012. Plaintiff seeks payment of principal of $50,000 and interest due from June 30, 2012 to present, which Plaintiff alleges is approximately $28,500 as of October 31, 2018. The Note, as well as the accrued interest thereon, are shown as current liabilities on the Company’s balance sheet. On December 6, 2018, the Company’s registered agent was served with the Sussman Complaint. On November 28, 2018, Skaff and Towner also filed suit against the Company in the same court for breach of Promissory Notes (Case No. N18C-11-232 ALR). Skaff filed suit i) for breach of a note issued on November 29, 2010, in the principle amount of $37,500 with interest payable at 9% per annum, with a maturity date of November 29, 2012 and ii) for breach of a note issued on June 21, 2011, in the principal amount of $25,000 with interest payable at 9% per annum, with a maturity date of June 21, 2013. Towner filed suit for breach of a note issued on November 29, 2010, in the principal amount of $25,000 with interest payable at 9% per annum, with a maturity date of November 29, 2012. Skaff alleges interest is due on his two notes from June 30, 2012 in the amount of $36,038 as of November 28, 2018. Towner alleges interest is due on his note from June 30, 2012 in the amount of $14,413 as of November 28, 2018. On December 6, 2018, the Company’s registered agent was served with the Skaff and Towner Complaint. All of the foregoing Notes, as well as the accrued interest thereon, are shown as current liabilities on the Company’s balance sheet. Counsel for the Plaintiffs in the foregoing cases requested that the cases be consolidated and the Company agreed to the consolidation. On February 15, 2019, the Plaintiffs filed their Consolidated Complaint. On March 7, 2019, the Company filed its Answer and Affirmative Defenses and Affidavit of Defense. Trial in this case is scheduled for July 13, 2020.

Item 1A. Risk Factors

As a smaller reporting company, information under this item is not required to be presented.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

The Company is currently in default on the following indebtedness:

1) Line of credit with a specified due date of November 1, 2012 in the amount of $1,000,000. Total principal and interest in arrears through March 31, 2019 totals $1,875,860.

2) Convertible notes issued pursuant to a private placement dated March 25, 2010 with an original due date of two years from date of issue (due on various dates in 2012) in the principal amount of $475,000. Total principal and interest in arrears through March 31, 2019 totals $858,467.

3) Convertible notes issued pursuant to a private placement dated October 25, 2010 with an original due date of two years from date of issue (due on various dates ranging from 2012 through 2013) in the principal amount of $487,500. Total principal and interest in arrears through March 31, 2019 totals $783,686.

4) Convertible Debentures issued March 2014 due March 2020 in the principal amount of $950,000. The Company is in default of required interest payable through December 31, 2018 in the amount of $160,000. Total principal and interest owing through March 31, 2019 totals $1,102,000.

5) Convertible Debentures issued December 2014 due December 2020 in the principal amount of $850,000. The Company is in default of required interest payable through December 31, 2018 in the amount of $119,233. Total principal and interest owing through March 31, 2019 totals $977,616.

The Company is in arrears on the payment of dividends due on its three series of preferred stock currently issued and outstanding. The Company has not paid preferred dividends due in the first three months of 2019 in the amount of i) $7,500 on its Series S preferred stock; ii) $7,500 on its Series S-NR preferred stock; and iii) $10,400 on its Series S-PIK preferred stock. The table below summarizes total preferred stock dividends in arrears at March 31, 2019.

Total Amount
Description	In Arrears

Series S	$232,500
Series S-NR	232,500
Series S-PIK	322,400

Total In Arrears	$787,400

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

DIAMONDHEAD CASINO CORPORATION

Date: May 20, 2019		/s/ Deborah A. Vitale
	By:	Deborah A. Vitale
Chief Executive Officer

