Form 10-Q
period 2019-06-30
DIAMONDHEAD CASINO CORP
filed 2019-08-14
CIK 844887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of shares outstanding as of August 12, 2019: 36,297,576.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

i

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2019	December 31, 2018
ASSETS

Current assets
Cash	$3,732	$-
Other current assets	2,011	16,608
Total current assets	5,743	16,608

Land (Note 3)	5,476,097	5,476,097
Other assets	80	80

Total assets	$5,481,920	$5,492,785

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Convertible notes and line of credit payable (Note 5)	$1,962,500	$1,962,500
Debenture payable (net of unamortized finance costs of $719 at June 30, 2019 and $1,194 at December 31, 2018) (Note 6)	49,281	48,806
Convertible debentures payable (net of unamortized finance costs of $28,955 at June 30, 2019 and $43,026 at December 31, 2018) (Note 6)	1,771,045	1,756,974
Short term notes and interest bearing advance (Note 7)	59,519	58,004
Current notes payable due related parties (Note 8)	352,209	309,015
Accounts payable and accrued expenses due related parties (Note 4)	4,783,538	4,141,814
Accounts payable and accrued expenses – others (Note 4)	3,078,669	2,840,306
Total current liabilities	12,056,761	11,117,419

Notes payable due related parties (Note 9)	115,000	115,000
Notes payable due others (Note 9)	72,500	72,500

Total liabilities	12,244,261	11,304,919

Commitments and contingencies (Notes 3 and 12)

Stockholders’ deficiency
Preferred stock, $.01 par value; shares authorized 5,000,000, outstanding 2,086,000 at June 30, 2019 and December 31, 2018 (aggregate liquidation preference of $2,519,080 at June 30, 2019 and December 31, 2018).	20,860	20,860
Common stock, $.001 par value; shares authorized 50,000,000, issued: 39,052,472 at June 30, 2019 and December 31, 2018, outstanding: 36,297,576 at June 30, 2019 and December 31, 2018.	39,052	39,052
Additional paid-in capital	35,430,445	35,430,445
Unearned ESOP shares	(3,083,672)	(3,083,672)
Accumulated deficit	(39,020,810)	(38,070,603)
Treasury stock, at cost, 686,706 shares at June 30, 2019 and December 31, 2018.	(148,216)	(148,216)

Total stockholders’ deficiency	(6,762,341)	(5,812,134)

Total liabilities and stockholders’ deficiency	$5,481,920	$5,492,785

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30,

(UNAUDITED)

	2019	2018
COSTS AND EXPENSES
Administrative and general	$151,242	$146,754

Other	15,968	20,215
Total costs and expenses	167,210	166,969

OTHER EXPENSE (INCOME)
Interest expense:
Related parties	62,507	60,046
Other	80,525	73,117
Change in derivative indemnification liability -related party	(417,843)	-

Total other (income) expense	(274,811)	133,163

NET INCOME(LOSS)	107,601	(300,132)

PREFERRED STOCK DIVIDENDS	(25,400)	(25,400)

NET INCOME(LOSS) APLICABLE TO COMMON STOCKHOLDERS	$82,201	$(325,532)

Net income(loss) per common share, basic and fully diluted	$.00	$(.01)

Weighted average number of common shares outstanding, basic and fully diluted	36,297,576	36,297,576

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30,

(UNAUDITED)

	2019	2018
COSTS AND EXPENSES
Administrative and general	$338,941	$317,490
Stock-based compensation	-	21,570
Other	31,936	36,185
Total costs and expenses	370,877	375,245

OTHER EXPENSE (INCOME)
Interest expense:
Related parties	169,116	140,190
Other	154,907	144,781
Change in derivative indemnification liability -related party	240,507	-
Litigation settlement	(36,000)	-
Total other expense	528,530	284,971

NET LOSS	(899,407)	(660,216)

PREFERRED STOCK DIVIDENDS	(50,800)	(50,800)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(950,207)	$(711,016)

Net loss per common share, basic and fully diluted	$(.03)	$(.01)

Weighted average number of common shares outstanding, basic and fully diluted	36,297,576	36,297,576

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

	Perferred stock	Preferred	Common stock	Common	Additional Paid-In	Unearned ESOP	Unearned	Accumulated	Treasury Stock	Treasury
	Shares	Stock	Shares	Stock	Capital	Shares	ESOP	Deficit	Shares	Stock	TOTAL

BALANCE 12/31/2017	2,086,000	$20,860	39,052,472	$39,052	$35,526,362	2,147,735	$(3,202,274)	$(36,679,875)	607,161	$(147,101)	$(4,442,976)

STOCK-BASED COMPENSATION	-	-	-	-	21,570	-	-	-	-	-	21,570

DIVIDENDS	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)

NET LOSS	-	-	-	-	-	-	-	(360,084)	-	-	(360,084)

BALANCE 3/31/2018	2,086,000	$20,860	39,052,472	$39,052	$35,547,932	2,147,735	$(3,202,274)	$(37,065,359)	607,161	$(147,101)	$(4,806,890)

DIVIDENDS	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)

NET LOSS	-	-	-	-	-	-	-	(300,132)	-	-	(300,132)

BALANCE 6/30/2018	2,086,000	$20,860	39,052,472	$39,052	$35,547,932	2,147,735	$(3,202,274)	$(37,390,891)	607,161	$(147,101)	$(5,132,422)

BALANCE 12/31/2018	2,086,000	$20,860	39,052,472	$39,052	$35,430,445	2,068,190	$(3,083,672)	$(38,070,603)	686,706	$(148,216)	$(5,812,134)

DIVIDENDS	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)

NET LOSS	-	-	-	-	-	-	-	(1,007,008)	-	-	(1,007,008)

BALANCE 3/31/2019	2,086,000	$20,860	39,052,472	$39,052	$35,430,445	2,068,190	$(3,083,672)	$(39,103,011)	686,706	$(148,216)	$(6,844,542)

DIVIDENDS	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)

NET INCOME	-	-	-	-	-	-	-	107,601	-	-	107,601

BALANCE 6/30/2019	2,086,000	$20,860	39,052,472	$39,052	$35,430,445	2,068,190	$(3,083,672)	$(39,020,810)	686,706	$(148,216)	$(6,762,341)

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(UNAUDITED)

	2019	2018
OPERATING ACTIVITIES
Net loss	$(899,407)	$(660,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	14,546	14,540
Stock-based compensation	-	21,570
Change in derivative indemnification liability	240,507	-
Change in assets and liabilities:
Other assets	14,597	(1,558)
Accounts payable and accrued expenses	588,780	468,156
Net cash used in operating activities	(40,977)	(157,508)

FINANCING ACTIVITIES
Proceeds from notes payable issued to related parties	79,361	161,033
Payments of notes payable issued to related parties	(36,167)	-
Proceeds from short term notes and interest bearing advances	2,734	5,520
Payments of short term notes	(1,219)	(2,998)
Net cash provided by financing activities	44,709	163,555

Net increase in cash	3,732	6,047
Cash beginning of period	-	65
Cash end of period	$3,732	$6,112

Cash paid for interest	$919	$1,145
Non-cash financing activities:
Unpaid preferred stock dividends included in accounts payable and accrued expenses	$50,800	$50,800

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

Note 2. Liquidity and Going Concern

These unaudited condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses over the past several years, has no operations, generates no operating revenues, and as reflected in the accompanying unaudited condensed consolidated financial statements, incurred a net loss applicable to common stockholders of $950,207 for the six months ended June 30, 2019. In addition, the Company had an accumulated deficit of $39,020,810 at June 30, 2019. Due to its lack of financial resources and certain lawsuits filed against it, the Company has been forced to explore other alternatives, including a sale of part or all of the Property. In addition, in the event it becomes necessary in order to protect the Company’s assets, the Board of Directors has authorized the Company to file a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

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

In the past, in order to raise capital to continue to pay on-going costs and expenses, the Company has borrowed funds, through Private Placements of convertible instruments as well as through other secured notes which are more fully described in Notes 5 through 9 to these unaudited condensed consolidated financial statements. The Company is in default with respect to payment of both principal and interest under the terms of most of these instruments. In addition, at June 30, 2019, the Company had $7,862,207 of accounts payable and accrued expenses and only $3,732 cash on hand.

The above conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and, in our opinion, reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2018, attached to our annual report on Form 10-K filed on April 12, 2019.

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

Land development costs, which have been capitalized, consist of the following at June 30, 2019 and December 31, 2018:

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

The fair value measurement of the derivative indemnification liability at June 30, 2019 listed in Note 4 below was developed using Level 1 inputs.

Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. No impairment existed at June 30, 2019.

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

The table below summarizes the components of potential dilutive securities at June 30, 2019 and 2018.

	June 30,	June 30,
Description	2019	2018

Convertible Preferred Stock	260,000	260,000
Options to Purchase Common Shares	3,415,000	3,415,000
Convertible Promissory Notes	1,925,000	1,925,000

Total	5,600,000	5,600,000

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

In determining the fair value of each option modified, the Black-Scholes option-pricing model, consistent with the provisions of ASC Topic 718, was used. The valuations were determined using the weighted-average assumptions of 0% dividend yield, expected volatility of 103% and a risk-free interest rate of 2.79%. This resulted in a charge to the statement of operations in the amount of $21,570 for the six months ending June 30, 2018.

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

Recently Adopted Accounting Pronouncements

In June 2018, FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting” which addresses accounting for issuance of all share-based payments on the same accounting model. Previously, accounting for share-based payments to employees was covered by Accounting Standards Codification (“ASC”) Topic 718, while accounting for such payments to non-employees was covered by ASC Topic 505. As it considered recently issued updates to ASC Topic 718, the FASB, as part of its simplification initiatives, decided that ASC Topic 718 would also be used as the guidance for non-employee share-based awards. Under this new guidance, both employee and non-employee awards will essentially follow the same model, with small variances related to determining the term assumption when valuing a non-employee award as well as a different expense attribution model for non-employee awards. The ASU is effective beginning in calendar year 2019 and did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

Note 4. Accounts Payable and Accrued Expenses

The table below outlines the elements included in accounts payable and accrued expenses at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
Description	2019	2018
Related parties:
Accrued payroll due officers	$2,519,711	$2,369,711
Accrued interest due officers and directors	1,198,179	1,029,062
Accrued director fees	523,750	478,750
Base rents due to the President	212,846	185,642
Associated rental costs	71,237	61,341
Derivative indemnification	240,507	-
Other	17,308	17,308
Total related parties	$4,783,538	$4,141,814

Non-related parties:
Accrued interest	$1,898,564	$1,743,658
Accrued dividends	812,800	762,000
Accrued fines and penalties	104,850	77,700
Other	262,455	256,948
Total non-related parties	$3,078,669	$2,840,306

As of June 30, 2019, the Chairman had advanced a total of $316,615, net of repayment of $16,250, to the Company under certain conditions. The conditions of the notes under which the Chairman agreed to make these advances are discussed in full detail in Note 8 of these unaudited condensed consolidated financial statements.

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

As listed in the above schedule, had the Company paid the notes in full at June 30, 2019, in addition to the principal and interest due, the Company would have been additionally liable for a derivative indemnification of $240,507 in additional funds to indemnify the Chairman for his lost equity on the stock sale. No liability for this circumstance existed at December 31, 2018.

Note 5. Convertible Notes and Line of Credit

Line of Credit

In 2008, the Company entered into an agreement with an unrelated third party for an unsecured Line of Credit up to a maximum of $1,000,000. The Line of Credit carries an interest rate on amounts borrowed of 9% per annum. All funds originally advanced under the facility were due and payable by November 1, 2012. As an inducement to provide the facility, the lender was awarded an immediate option to purchase 50,000 shares of common stock of the Company at $1.75 per share. In addition, the lender received an option to purchase a maximum of 250,000 additional shares of common stock of the Company at $1.75 per share. The options expire following repayment in full by the Company of the amount borrowed. The Company is in default under the repayment terms of the agreement. At June 30, 2019 and December 31, 2018, the unpaid principal and accrued interest due on the obligation totaled $1,898,299 and $1,853,669, respectively.

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

The Convertible Notes issued pursuant to the two Private Placements discussed above total $962,500 in principal and became due and payable beginning in March 2012 and extending to various dates through June 2013. As of the date of the filing of this report, all of the aforementioned debt obligations remain unpaid and in default under the repayment terms of the notes. In addition, a total of $704,584 and $654,998 of accrued interest on the above notes remains outstanding at June 30, 2019 and December 31, 2018, respectively.

The table below summarizes the Company’s debt arising from the above-described sources as of June 30, 2019 and December 31, 2018:

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

Total accrued interest due on all Debentures amounted to $315,929 and $279,233 at June 30, 2019 and December 31, 2018, respectively.

Note 7. Short Term Notes and Interest Bearing Advance

Property Liability Insurance Financing

In January 2019, the Company financed $2,734 of the premium due for liability insurance on its Mississippi property. The financing requires monthly installments of $258 of principal and interest at a rate of 7.751% through December of 2019. At June 30, 2019, a principal balance of $1,515 remained outstanding on the note.

Promissory Note

On June 9, 2017, the Company entered into a Promissory Note with an unrelated lender in exchange for proceeds in the amount of $15,000. Interest on the note is 12.5% per annum and payable March 1 of each year the note remains outstanding. Payment in full of the Note is due June 9, 2019. The Note is presently in default but interest continues to accrue. Mississippi Gaming Corporation, a wholly owned subsidiary of the Company, guaranteed the Note. In addition, the President of the Company agreed to personally guarantee the Note and to personally secure the Note with an assignment of proceeds due to her under the first lien on the Diamondhead property. The interest payments, which were due March 1, 2018 and March 1, 2019, were not made. Accrued interest on the note amounted to $3,858 and $2,928 at June 30, 2019 and December 31, 2018, respectively.

Bank Credit Facility

Wells Fargo Bank provides an unsecured credit facility of up to $15,000 to the Company. The facility requires a variable monthly payment of amounts borrowed plus interest, which is applied at 11.24% on direct charges and 24.99% on any cash advanced through the facility. In the fourth quarter of 2018, the lending bank cancelled privileges under the facility for non-payment and at June 30, 2019, a principal balance of $18,004 remained outstanding on the facility.

Interest Bearing Advance

On February 2, 2017, the Company borrowed $25,000 from an unrelated third party. The Company expects to enter into a formal note for these funds. However, the terms of the note have not been finalized. The Note is expected to carry an annual interest rate of approximately 12.5% with an original projected due date of December 31, 2017. The Company is in default and as such, the lender may increase the interest rate due by an amount of up to 3% per annum in excess of the rate then otherwise applicable. The Company does not have the funds to repay the advance. The President of the Company has agreed to personally secure the note with an assignment of proceeds due to her under the first lien on the Diamondhead property. Accrued interest on the advance amounted to $7,517 and $5,967 at June 30, 2019 and December 31, 2018 respectively.

The table below summarizes the short-term notes and interest bearing advance at June 30, 2019 and December 31, 2018.

	Interest	June 30,	December 31,
Description of Facility	Rate	2019	2018

Property liability insurance financing	7.751%	$1,515	$-

Promissory note	12.5%	15,000	15,000

Bank credit facility	11.24% - 24.99%	18,004	18,004

Interest bearing advance	12.50%	25,000	25,000
Total short term notes and interest bearing advance		$59,519	$58,004

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

The Chairman advanced the $67,628 on condition that: (i) the advance constitute a lien with interest at 4% per annum under that Land Deed of Trust recorded September 26, 2014; (ii) he be paid additional interest of 11% per annum on the amount advanced and owing and that the full 11% interest per annum is payable during any calendar year in which all or part of the amount advanced and owing or interest due thereon remains unpaid; (iii) this additional interest obligation be treated as a separate and secured debt of the Company, to be evidenced by a separate note and is secured with a separate and third lien to be placed on the Property (hereafter “the Third Lien”); (iv) the entire obligation will be treated as an advance to be paid out of any subsequent incoming financing obtained by the Company or any amounts recovered by the Company from a defendant in that collection action brought by the Company in the Circuit Court of Montgomery County, Maryland (Case No. 426962-V); and (v) he be indemnified for any losses sustained on the sale of that common stock sold to cover the credit card payments. The Chairman has identified the common stock to be sold and will provide the Company with the documentation required to document the sale of said stock and to calculate the future loss, if any, on said stock. On June 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from the date of issue, to the Chairman for an amount up to $100,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi Gaming Corporation placed a third lien on the Property to secure this obligation for $100,000. Accrued interest on the note amounted to $27,542 and $18,762 at June 30, 2019 and December 31, 2018, respectively.

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

At June 30, 2019, the Chairman had advanced a total of $248,987, net of repayments of $16,250, under both the March 2018 and March 2019 arrangements and was owed accrued interest in the amount of $68,136 and $30,788 at June 30, 2019 and December 31, 2018, respectively.

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

As of June 30, 2019, the President had advanced a total of $35,594 net of repayments of $19,917, under this agreement. The President previously agreed to secure a $25,000 loan and interest due thereon and to secure and guarantee a $15,000 loan and interest due thereon due non-related parties discussed above. The President is also personally liable for certain bank-issued credit cards used by the Company to pay expenses incurred by the Company in the approximate amount of $18,000. On June 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from date of issue, to the President for an amount up to $100,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi gaming Corporation placed a third lien on the Diamondhead Property to secure this obligation for $100,000. Accrued interest due on this note amounted to $13,761 and $8,421 at June 30, 2019 and December 31, 2018, respectively.

The third lien placed on the Diamondhead Property, which secures the above three promissory notes, totals up to $400,000 and is payable to the Chairman of the Board ($300,000) and President ($100,000) of the Company.

The principal balance of the notes payable to the officers and directors discussed above were due in June 2019 and totaled $352,209 and $309,015 in aggregate, at June 30, 2019 and December 31, 2018, respectively.

Note 9. Long Term Notes Payable

In 2016, the Company received cash advances totaling $47,500 from seven lenders which included $25,000 from three current Directors of the Company. The proceeds from the cash advances were earmarked for the payment of accounting and auditing fees and other expenses required to file the Company’s Form 10-Q. On August 25, 2016, the Company issued a Note to the foregoing lenders, which matures four years from the date of issuance and bears interest at 8% per annum, with a full year of interest accruing in any year in which the advance remains unpaid. Accrued interest due on the above notes amounted to $15,600 and $11,400 at June 30, 2019 and December 31, 2018, respectively.

In the third quarter of 2016, the Chairman of the Board of Directors of the Company loaned the Company $90,000. On August 25, 2016, the Company issued a Note to the Chairman of the Board. The Note bears interest at 14% per annum effective August 1, 2016 and matures four years from the date of issuance. The proceeds of the loan were used for the payment of Mississippi property taxes and auditing, accounting and other corporate expenses. Accrued interest due on the above note amounted to $36,730 and $30,482 at June 30, 2019 and December 31, 2018 respectively.

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

The table below summarizes the Company’s long-term notes payable as of June 30, 2019 and December 31, 2018:

Loan Facility	Principal Amount Owed	Amount Due Related Parties	Amount Due Others

4 Year 8% secured note	$47,500	$25,000	$22,500

4 Year 14% secured note	90,000	90,000	-

4 Year 0% note	50,000	-	50,000

Total Long-Term Notes Payable	$187,500	$115,000	$72,500

Note 10. Related Party Transactions

As of June 30, 2019, the President of the Company is owed deferred salary in the amount of $2,391,996 and the Vice President and the current Chairman of the Board of Directors of the Company is owed deferred salary in the amount of $121,140. The Board of directors agreed to pay interest at 9% per annum on the foregoing amounts owed. Interest expense under this agreement amounted to $104,937 and $91,536 for the six months ended June 30, 2019 and 2018, respectively. Total interest accrued under this agreement totaled $980,986 and $876,074 as of June 30, 2019 and December 31, 2018, respectively.

Effective September 1, 2011, the Company entered into a month-to-month lease with the President and then-Chairman of the Board of Directors of the Company, for office space in a furnished and fully equipped townhouse office building owned by the President in Alexandria, Virginia. The lease calls for monthly base rent in the amount of $4,534 and payment of associated costs of insurance, real estate taxes, utilities and other expenses. Rent expense associated with this lease amounted to base rent in the amount of $27,204 and associated rental costs of $10,111 for a total of $37,315 for the six months ended June30, 2019 and base rent in the amount of $27,204 and associated rental costs of $9,236 for a total of $36,440 for the six months ended June 30, 2018. No payments associated with the base rents were made in the first six months of 2019. At June 30, 2019 and December 31, 2018, amounts owing for base rent and associated rental costs totaled $284,083 and $246,983, respectively.

Directors of the Company are entitled to a director’s fee of $15,000 per year for their services. The Company has been unable to pay directors’ fees to date. A total of $523,750 and $478,750 was due and owing to the Company’s current and former directors as of June 30, 2019 and December 31, 2018, respectively. Directors have previously been compensated and may, in the future, be compensated for their services with cash, common stock, or options to purchase common stock of the Company.

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

Litigation

Edson R. Arneault, Kathleen Devlin and James Devlin, J. Steven Emerson, Emerson Partners, J. Steven Emerson Roth IRA, Steven Rothstein, and Barry Stark and Irene Stark v. Diamondhead Casino Corporation (In the United States District Court for the District of Delaware (C.A. No. 1:16-cv-00989-LPS)

On October 25, 2016, the above-named Debenture holders filed a Complaint against Diamondhead Casino Corporation (the Company) in the United States District Court for the District of Delaware for monies due and owing pursuant to certain Collateralized Convertible Senior Debentures issued on March 31, 2014 and December 31, 2014. The plaintiffs are seeking $1.4 million, plus interest from January 1, 2015, together with costs and fees. The Company was served with the Complaint on October 31, 2016. On November 21, 2016, the Company filed a motion to dismiss for lack of subject matter jurisdiction due to failure to plead diversity. On February 21, 2017, the plaintiffs filed a motion for leave to amend their complaint based upon declarations of citizenship filed with the court. On September 26, 2017, the motion for leave to amend was granted and the Company’s motion to dismiss was granted in part and denied in part. The Court also granted plaintiffs leave to file a Second Amended Complaint which was filed on October 2, 2017. On October 16, 2017, the Company filed Defendant’s Answer and Affirmative Defenses and Counterclaim. On November 2, 2017, the Plaintiffs filed an Answer to the Counterclaim. The parties have exchanged discovery in the case. On September 27, 2018, the Plaintiffs’ filed a motion for summary judgment. On October 18, 2018, the Company filed its opposition to the motion for summary judgment. On November 8, 2018, the Plaintiff’s filed their reply to the Company’s opposition. On January 2, 2019, the Court canceled the trial previously scheduled for March 22, 2019. On April 2, 2019, the Court heard argument on the Plaintiff’s motion for summary judgment. On June 4, 2019, the Court denied Plaintiffs’ motion for summary judgment. On June 14, 2019, the Plaintiffs filed a motion for leave to file a third amended complaint. On June 26, 2019, the Company filed an opposition to the motion. On July 1, 2019, the plaintiffs filed their reply. On July 24, 2019, the Court denied the motion for leave to amend without prejudice. On June 7, 2019, the Court scheduled a mediation conference for July 11, 2019. At the mediation conference, the parties reached a settlement agreement in principle which is being memorialized in a written agreement.

The Company expects the settlement agreement, in addition to other terms and conditions, will provide as follows: i) in the event Mississippi Gaming Corporation (“MGC”) has entered into a contract for the sale of the Diamondhead Property on or before December 31, 2019, the Plaintiffs will be paid the principal due under the debentures and interest stated in the debentures of four percent (4%) per annum through the payment date; ii) in the event MGC has entered into a contract for the sale of the Property on or before June 30, 2020, the Plaintiffs will be paid the principal due under the debentures, interest of four percent (4%) per annum through December 31, 2019 and, beginning January 1, 2020, interest of five percent (5%) per annum through the payment date; iii) in the event MGC has not entered into a contract for the sale of the Property on or before June 30, 2020, but has done so on or before December 31, 2021, the Plaintiffs will be paid the principal due under the debentures, interest of four percent (4% ) per annum through December 31, 2019 and, beginning January 1, 2020, interest of six percent (6%) per annum through the payment date; and iv) If MGC has not entered into a contract for the sale of the Property on or before December 31, 2021, the Plaintiffs will be entitled to a Judgment for the principal due under the debentures, interest of four percent (4%) per annum through December 31, 2019 and, beginning January 1, 2020, interest of six percent (6%) per annum through the date of Judgment. Following entry of Judgment, interest will accrue at the then post-judgment rate of interest charged pursuant to the laws of the State of Delaware. There is a provision for the payment of reasonable attorneys fees to counsel for Plaintiffs in the event MGC has not entered into a contract for the sale of the Property on or before December 31, 2019. If the parties cannot agree on the amount that constitutes reasonable attorneys fees, the parties will submit the matter to the Court for determination, but in no event will such fees exceed $160,000 unless there is a default in the Settlement Agreement.

John Hawley, as servicing agent for Argonaut 2000 Partners, L.P. v. Diamondhead Casino Corporation (Superior Court of the State of Delaware)(Case No. N19C-02-239 RRC)

On February 28, 2019, the above-named Debenture holder filed a Complaint against Diamondhead Casino Corporation (the Company) in the Superior Court of the State of Delaware for monies due and owing pursuant to certain Collateralized Convertible Senior Debentures issued on March 31, 2014 and December 31, 2014. The plaintiff is seeking $100,000, plus interest from January 1, 2015, together with costs and fees. The Company was served with the Complaint on March 8, 2019. On March 28, 2019, the Company filed its Answer, Affirmative Defenses and Counterclaim and Affidavit of Defense. The plaintiff in this case is represented by the same law firms that represent plaintiffs in the above-referenced case. Thus, at the mediation conference held on July 11, 2019 in the above case, the parties agreed that the same settlement agreement reached in that case would apply to the plaintiff in this case as well.

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

The Company has made provision for the expected taxes due on these state filings in their unaudited condensed consolidated financial statements for the six months ending June 30, 2019.

Note 12. Subsequent Events

In July 2019, the Chairman of the Board advanced a total of $74,909 for the payment of expenses and taxes due on the Diamondhead Property. The conditions of the note under which the Chairman agreed to make these advances are discussed in full detail in Note 8 of these unaudited condensed consolidated financial statements.

Of particular note to those conditions, item (v) calls for the Chairman to be indemnified for any losses sustained on the sale of certain common stock sold to cover the above payments. The Chairman has identified the common stock sold on July 30, 2019 to cover these payments and has provided the Company with the documentation required to document the sale of said stock and to calculate the contingent future loss, if any, on said stock. As of July 30, 2019, the Company would have to indemnify the Chairman $432,198 for his loss on said stock.

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

Liquidity

The Company has incurred continued losses over the years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has had no operations since it ended its gambling cruise ship operations in 2000. Since that time, the Company had concentrated its efforts on the development of its Diamondhead, Mississippi Property. The development of the Diamondhead Property would be dependent on obtaining the necessary capital, through equity and/or debt financing, unilaterally, or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, staff, open, and operate a casino resort. In the past, the Company has been able to sustain itself through various short term borrowings, however, as of June 30, 2019, the Company had $3,732 of cash on hand, while accounts payable and accrued expenses totaled $7,862,207 and the Company had an accumulated deficit of $39,020,810. In addition, the Company reported a net loss applicable to common shareholders of $950,207 for the six months ended June 30, 2019. Therefore, in order to sustain itself, it is imperative that the Company secure a source of funds to provide further working capital.

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

Financial Results and Analysis

During the six months ended June 30, 2019, the Company realized a net loss applicable to common stockholders of $950,207 as opposed to a net loss applicable to common stockholders of $711,016 for the six months ended June 30, 2018, an increase of $239,191. The net loss is primarily attributable to an indemnification derivative liability. The change in indemnification derivative liability amounted to $658,350 for the first quarter of 2019 and $240,507 for the second quarter of 2019, a decrease of $417,843. The indemnification derivative liability arises from a condition in the notes issued to the Chairman of the Board of Directors of the Company pursuant to which the Company agreed to indemnify the Chairman for any losses he may incur from the sale of certain other equity holdings sold to raise the capital used to lend to the Company and/or pay certain taxes and expenses on behalf of the Company.

Administrative and general expenses incurred totaled $338,941 and $317,490 for the six months ending June 30, 2019 and 2018, respectively. The table below depicts the major categories comprising these expenses:

	June 30,	June 30,
DESCRIPTION	2019	2018
Payroll and Related Taxes	$150,000	$150,000
Director Fees	45,000	40,000
Professional Services	65,340	55,104
Rents and Insurances	39,102	38,156
Fines and Penalties	28,554	18,100
All Other Expenses	10,945	16,130

Total General and Administrative Expenses	$338,941	$317,490

Other Income and Expense

Interest expense incurred totaled $324,023 and $284,971 for the six months ended June 30, 2019 and 2018, respectively, an increase of $39,052. The increase in 2019 is primarily attributable to the impact of accrued interest on unpaid wages which continues to accrue quarterly as well as the impact from new borrowings arising during the last two quarters of 2018 and first two quarters of 2019.

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

Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. No impairment existed at June 30, 2019.

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

The fair value measurement of the derivative indemnification liability at June 30, 2019 was developed using Level 1 inputs.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer, who also serves as Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2019 that are expected to materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Edson R. Arneault, Kathleen Devlin and James Devlin, J. Steven Emerson, Emerson Partners, J. Steven Emerson Roth IRA, Steven Rothstein, and Barry Stark and Irene Stark v. Diamondhead Casino Corporation (In the United States District Court for the District of Delaware (C.A. No. 1:16-cv-00989-LPS)

On October 25, 2016, the above-named Debenture holders filed a Complaint against Diamondhead Casino Corporation (the Company) in the United States District Court for the District of Delaware for monies due and owing pursuant to certain Collateralized Convertible Senior Debentures issued on March 31, 2014 and December 31, 2014. The plaintiffs are seeking $1.4 million, plus interest from January 1, 2015, together with costs and fees. The Company was served with the Complaint on October 31, 2016. On November 21, 2016, the Company filed a motion to dismiss for lack of subject matter jurisdiction due to failure to plead diversity. On February 21, 2017, the plaintiffs filed a motion for leave to amend their complaint based upon declarations of citizenship filed with the court. On September 26, 2017, the motion for leave to amend was granted and the Company’s motion to dismiss was granted in part and denied in part. The Court also granted plaintiffs leave to file a Second Amended Complaint which was filed on October 2, 2017. On October 16, 2017, the Company filed Defendant’s Answer and Affirmative Defenses and Counterclaim. On November 2, 2017, the Plaintiffs filed an Answer to the Counterclaim. The parties have exchanged discovery in the case. On September 27, 2018, the Plaintiffs’ filed a motion for summary judgment. On October 18, 2018, the Company filed its opposition to the motion for summary judgment. On November 8, 2018, the Plaintiff’s filed their reply to the Company’s opposition. On January 2, 2019, the Court canceled the trial previously scheduled for March 22, 2019. On April 2, 2019, the Court heard argument on the Plaintiff’s motion for summary judgment. On June 4, 2019, the Court denied Plaintiffs’ motion for summary judgment. On June 14, 2019, the Plaintiffs filed a motion for leave to file a third amended complaint. On June 26, 2019, the Company filed an opposition to the motion. On July 1, 2019, the plaintiffs filed their reply. On July 24, 2019, the Court denied the motion for leave to amend without prejudice. On June 7, 2019, the Court scheduled a mediation conference for July 11, 2019. At the mediation conference, the parties reached a settlement agreement in principle which is being memorialized in a written agreement.

The Company expects the settlement agreement, in addition to other terms and conditions, will provide as follows: i) in the event Mississippi Gaming Corporation (“MGC”) has entered into a contract for the sale of the Diamondhead Property on or before December 31, 2019, the Plaintiffs will be paid the principal due under the debentures and interest stated in the debentures of four percent (4%) per annum through the payment date; ii) in the event MGC has entered into a contract for the sale of the Property on or before June 30, 2020, the Plaintiffs will be paid the principal due under the debentures, interest of four percent (4%) per annum through December 31, 2019 and, beginning January 1, 2020, interest of five percent (5%) per annum through the payment date; iii) in the event MGC has not entered into a contract for the sale of the Property on or before June 30, 2020, but has done so on or before December 31, 2021, the Plaintiffs will be paid the principal due under the debentures, interest of four percent (4% ) per annum through December 31, 2019 and, beginning January 1, 2020, interest of six percent (6%) per annum through the payment date; and iv) If MGC has not entered into a contract for the sale of the Property on or before December 31, 2021, the Plaintiffs will be entitled to a Judgment for the principal due under the debentures, interest of four percent (4%) per annum through December 31, 2019 and, beginning January 1, 2020, interest of six percent (6%) per annum through the date of Judgment. Following entry of Judgment, interest will accrue at the then post-judgment rate of interest charged pursuant to the laws of the State of Delaware. There is a provision for the payment of reasonable attorneys fees to counsel for Plaintiffs in the event MGC has not entered into a contract for the sale of the Property on or before December 31, 2019. If the parties cannot agree on the amount that constitutes reasonable attorneys fees, the parties will submit the matter to the Court for determination, but in no event will such fees exceed $160,000 unless there is a default in the Settlement Agreement.

John Hawley, as servicing agent for Argonaut 2000 Partners, L.P. v. Diamondhead Casino Corporation (Superior Court of the State of Delaware)(Case No. N19C-02-239 RRC)

On February 28, 2019, the above-named Debenture holder filed a Complaint against Diamondhead Casino Corporation (the Company) in the Superior Court of the State of Delaware for monies due and owing pursuant to certain Collateralized Convertible Senior Debentures issued on March 31, 2014 and December 31, 2014. The plaintiff is seeking $100,000, plus interest from January 1, 2015, together with costs and fees. The Company was served with the Complaint on March 8, 2019. On March 28, 2019, the Company filed its Answer, Affirmative Defenses and Counterclaim and Affidavit of Defense. The plaintiff in this case is represented by the same law firms that represent plaintiffs in the above-referenced case. Thus, at the mediation conference held on July 11, 2019 in the above case, the parties agreed that the same settlement agreement reached in that case would apply to the plaintiff in this case as well.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

The Company is currently in default on the following indebtedness:

1) Line of credit with a specified due date of November 1, 2012 in the amount of $1,000,000. Total principal and interest in arrears through June 30, 2019 totals $1,898,299.

2) Convertible notes issued pursuant to a private placement dated March 25, 2010 with an original due date of two years from date of issue (due on various dates in 2012) in the principal amount of $475,000. Total principal and interest in arrears through June 30, 2019 totals $872,458.

3) Convertible notes issued pursuant to a private placement dated October 25, 2010 with an original due date of two years from date of issue (due on various dates ranging from 2012 through 2013) in the principal amount of $487,500. Total principal and interest in arrears through June 30, 2019 totals $794,625.

4) Convertible Debentures and one non-convertible debenture issued March 2014 due March 2020 in the principal amount of $1,000,000. The Company is in default of required interest payable through December 31, 2018 in the amount of $160,000. Total principal and interest owing through June 30, 2019 totals $1,179,836.

5) Convertible Debentures issued December 2014 due December 2020 in the principal amount of $850,000. The Company is in default of required interest payable through December 31, 2018 in the amount of $119,233. Total principal and interest owing through June 30, 2019 totals $986,093.

The Company is in arrears on the payment of dividends due on its three series of preferred stock currently issued and outstanding. The Company has not paid preferred dividends due in the second quarter of 2019 in the amount of i) $7,500 on its Series S preferred stock; ii) $7,500 on its Series S-NR preferred stock; and iii) $10,400 on its Series S-PIK preferred stock. The table below summarizes total preferred stock dividends in arrears at June 30, 2019.

Total Amount
Description	In Arrears

Series S	$240,000
Series S-NR	240,000
Series S-PIK	332,800

Total In Arrears	$812,800

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

DIAMONDHEAD CASINO CORPORATION

Date: August 14, 2019		/s/ Deborah A. Vitale
	By:	Deborah A. Vitale
Chief Executive Officer

