Form 10-K
period 2019-12-31
DIAMONDHEAD CASINO CORP
filed 2021-03-16
CIK 844887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2019

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

Yes [  ] No [X]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [X] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The aggregate market value of the voting common equity held by non-affiliates of the Company based on the closing price of the stock on the over-the-counter market at June 30, 2019 was $1,377,552.

The number of common shares outstanding as of March 15, 2021: 36,297,576

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and intentions and are not historical facts and typically are identified by use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given,” or “there is no way to anticipate with certainty.” These statements include, among other things, statements regarding our ability to implement our business plan and business strategy, our ability to obtain financing to sustain the Company, our ability to finance any future development, construction or operations, our ability to attract key personnel, and our ability to operate profitably in the future. These forward-looking statements are based on current expectations and assumptions that are subject to substantial risks and uncertainties which could cause our actual results to differ materially from those reflected in the forward-looking statements. In evaluating these forward-looking statements, you should consider risks and uncertainties relating to various factors, including, but not limited to, financing, licensing, construction and development, competition, legal actions, federal, state, county and/or city government actions, the passage of statutes, rules and regulations, general financing conditions, and general economic conditions.

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

Part I

ITEM 1. BUSINESS

The Company is a Delaware corporation which was incorporated on November 15, 1988, under the name “Europa Cruises Corporation.” In 1989, the Company became a publicly-held company. On November 22, 2002, the Company amended its Certificate of Incorporation to change its name to “Diamondhead Casino Corporation.” The Company currently has three subsidiaries: Mississippi Gaming Corporation, Casino World, Inc. and Europasky Corporation.

The Company has no current operations in any state. The Company has had no income or revenue from any operations since 2000. The Company currently has only one employee who serves in an executive officer capacity.

For the years ending December 31, 2018 and December 31, 2019, the Company’s limited resources were consumed by extensive litigation relating to various lawsuits and unsuccessful efforts to obtain financing. See item 3; Legal Proceedings.

Mississippi

The Company owns, through its wholly-owned subsidiary, Mississippi Gaming Corporation, an approximate 400-acre undeveloped property located at 7051 Interstate 10, Diamondhead, Mississippi 39525 (hereafter “the Diamondhead Property” or “the Property”). The Company’s intent was to construct a casino resort and other amenities on the Property unilaterally or in conjunction with one or more joint venture partners. However, the Company has been unable, to date, to obtain financing to move the project forward and/or enter into a joint venture partnership. There can be no assurance that the substantial funds required for the design and construction of the project can be obtained or that such funds can be obtained on acceptable terms. In addition, the Company has been unable to obtain financing to sustain the Company. Due to its lack of financial resources and certain lawsuits filed by creditors against the Company, the Company was forced to explore other alternatives, including a sale of part or all of the Property. The Company’s preference is to sell only part of the Property inasmuch as this would appear to be in the best interest of the stockholders of the Company. However, there can be no assurance the Company will be able to sell only part of the Property. The Company intends to continue to pursue a joint venture partnership and/or other financing while seeking a viable purchaser for part or all of the Property. Finally, there can be no assurance that if the requisite financing for the project were obtained and the project were constructed, that the project would be successful.

The Company has no current operations in Mississippi, no offices in Mississippi, and no employees in Mississippi.

Property Zoning

The Diamondhead Property is located entirely within the City of Diamondhead which is in Hancock County, Mississippi. The City of Diamondhead incorporated in February of 2012. On October 15, 2012, the Mayor and City Council adopted a Zoning Ordinance in which the City of Diamondhead zoned the entire Property as “C-2-Interstate Commercial/Gaming/Resort.” Thus, the requisite City zoning for a casino is currently in place.

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

The Company intends to take full advantage of this legislation.

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

This annual in-lieu tidelands assessment will apply to any casino constructed on land on the Diamondhead Property, but does not apply at present and will not apply prior to construction.

Mississippi Gaming Site Approval

In the State of Mississippi, in addition to the local casino zoning, which the Company has, a proposed gaming site must obtain Gaming Site Approval. Only the Mississippi Gaming Commission has the authority to grant Gaming Site Approval. On or about May 29, 2014, the title holder of the Property, Mississippi Gaming Corporation, a wholly-owned subsidiary of the Company, applied for Gaming Site Approval for a fifty (50) acre site on the Diamondhead Property. In its Notice of Intent, the applicant anticipated the casino would contain approximately 1250 slot machines and approximately 40 table games and contain an estimated 80,000 square feet of gaming space. On August 21, 2014, the Mississippi Gaming Commission granted Gaming Site Approval to Mississippi Gaming Corporation for a fifty-acre site on the east side of the Diamondhead Property. There is no expiration date for Gaming Site Approval.

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

Although the Gaming Site Approval obtained from the Mississippi Gaming Commission in 2014 does not have any expiration date, assuming the Mississippi Gaming Commission grants the Company Approval to Proceed with Development at a later date, the Company will have three years within which to construct its casino and required facilities. The Property owner has not applied for Approval to Proceed with Development. Thus, this three year period of time has not yet begun to run.

Additional Permits, Authorizations and Approvals Are Required

In addition to Gaming Site Approval, the development of the Diamondhead Property requires the Company to obtain additional permits, authorizations and approvals from various federal, state, county, and/or city agencies, boards and commissions, which may include, but not be limited to, the following: Mississippi Gaming Commission, Mississippi Department of Transportation, Mississippi Department of Environmental Quality, Mississippi Department of Marine Resources, Port and Harbor Commission, Levee Board, U.S. Army Corps of Engineers, U.S. Environmental Protection Agency, U.S. Fish and Wildlife Service, U.S. Coast Guard, Hancock County, and/or the City of Diamondhead. The regulatory environment relating to such permits, authorizations and approvals is uncertain and subject to constant change. There can be no assurance that all permits, authorizations and/or approvals can be obtained, or that if obtained, that they will be renewed. While there is no pending environmental litigation, the foregoing permits, authorizations and approvals remain subject to future litigation and the actions of environmental groups and various federal, state, county and/or local governments and agencies, including, but not limited to, the foregoing. The Company will be required to spend significant funds to pay the architects, surveyors, engineers, accountants, attorneys, consultants and other experts required to prepare and process the applications required for the permits, authorizations and approvals required. The amount ultimately required is unknown at this time, but the Company does not have any funds required for this purpose. There can be no assurance the Company will be able to obtain the funds required for this purpose or that it will be able to obtain the funds required on acceptable terms.

Uncertain Regulatory and Political Environment

The political environment in which the Company and/or its subsidiaries intend to operate is also uncertain, dynamic and subject to rapid change. Existing operators often propose and support legislation and/or litigation designed to make it difficult or impossible for competition to enter a market. This political and regulatory environment makes it impossible to predict the effects that the adoption of and changes in gaming laws, rules and regulations and/or competition will have on development of a gaming resort. Moreover, legislatures in states in which gaming is legal often consider wide-ranging legislation and regulations which could adversely affect operations and expected revenues. Likewise, the federal government often considers legislation which could adversely affect operations and expected revenues. Some states have legalized internet gaming and the trend to legalize internet gaming in the remaining states is strong. The long term effects of legalizing internet gaming on the casino industry in general and on the Company’s proposed casino operations are unknown.

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

Mississippi Regulation

The Company has no current operations in Mississippi and does not operate any gaming facility in Mississippi. The Company intends to develop the Diamondhead property as a destination casino resort.

Assuming it is successful in developing its resort, the Company and its subsidiaries and/or affiliates will be subject to federal, state, county, city and local, laws, rules, ordinances and regulations with respect to the operation of any gaming facility. The following is intended to serve as a partial description of the Mississippi regulatory environment in which the Company or its subsidiaries or joint venture partner(s) would seek approvals to construct and operate a gaming facility and is not intended to be a complete, precise, or up-to-date recitation of all applicable laws, rules, regulations or ordinances that might affect the Company’s operations or with which the Company would be required to comply. Additional or more restrictive laws, rules and regulations could be adopted at any time or gambling in Mississippi could be completely banned.

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

1. Gaming Site Approval

Mississippi Gaming Corporation, which holds title to the Property and is a wholly-owned subsidiary of the Company, obtained Gaming Site Approval on August 21, 2014. There is no expiration date on Gaming Site Approval. With respect to gaming site approval, approval constitutes only the Commission’s finding that the location complies with applicable gaming laws and regulations. Gaming site approval does not entitle the recipient to proceed with development, nor does it constitute a license to engage in gaming or a right to a gaming license. Gaming site approval is a revocable privilege and no holder acquires any vested right therein. The Mississippi Gaming Commission reserves the right to revoke any site approval should the circumstances change that would make the site illegal or unsuitable.

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

Competition

There is intense competition in the Mississippi market in which the Company intends to operate and in surrounding markets. The Company will compete directly with other existing gaming facilities located in Mississippi and in bordering states, including Louisiana. In addition, there may be additional casinos opening on the Gulf Coast of Mississippi. The Company will also be competing directly and indirectly, with gaming facilities throughout the United States and throughout the world, as well as with Native American gaming operations which enjoy certain tax advantages. The Company expects competition to increase as new gaming operators enter these markets, existing competitors expand their operations, gaming activities expand in existing jurisdictions, gaming is legalized in new jurisdictions, and legalized gaming expands on the internet. Assuming it is successful in developing a destination casino resort, the Company will also be competing with other forms of gaming and entertainment, including but not limited to, bingo, online gambling, pull tab games, card parlors, sports-book operations, pari-mutuel betting, dog racing, lotteries, jai-alai, video lottery terminals, and video poker terminals.

Sports Betting

On August 1, 2018, Mississippi legalized single game sports betting.

The following chart identifies casinos which are located in Mississippi and with which the Company will compete. Except for distances, the information contained in the chart is derived from the Mississippi Gaming Commission’s Monthly Survey Information (Property Data) for the period December 1, 2019 through December 31, 2019.

							Approximate
							Distance to
	Gaming	Slot	Table	Poker	Hotel	Total	Diamondhead
REGION	Sq. Ft	Games	Games	Games	Rooms	Parking	(in miles)

COASTAL REGION

Beau Rivage Casino	84,819	1,811	81	16	1,740	3,320	35
Boomtown Casino	37,891	653	19	1	0	1,490	33
Golden Nugget	54,728	1,110	44	9	706	1,345	35
Hard Rock Casino	50,984	1,183	52	0	479	2,332	35
Harrah’s Gulf Coast	30,819	770	29	0	499	2,705	35
IP Casino Resort Spa	81,733	1,453	54	10	1,088	3,400	33
Palace Casino	38,000	774	26	0	234	1,590	33
Treasure Bay Casino	28,140	809	26	0	195	1,469	31
Island View Casino	117,500	2,560	49	0	974	4,150	23
Hollywood Casino	56,300	926	20	5	291	1,700	12
Silver Slipper Casino	38,926	855	24	0	129	1,057	15
Scarlet Pearl	60,445	920	33	0	300	2,333	33

Region Totals	680,285	13,824	457	41	6,635	26,891

NORTHERN REGION

1st Jackpot Casino Tunica	46,535	840	15	0	0	1,699	377
Fitzgerald’s Casino Tunica	38,457	758	12	0	506	1,795	379
Gold Strike Casino Resort	50,000	1,183	68	0	1,133	2,412	373
Hollywood Casino- Tunica	55,000	955	11	6	494	1,801	379
Horseshoe Casino and Hotel	63,000	1,021	80	24	640	6,040	373
Isle of Capri-Lula	56,985	861	17	0	486	1,500	345
Sam’s Town- Tunica	53,000	785	17	0	700	4,308	378

Region Totals	362,977	6,408	220	31	3,959	19,555

CENTRAL REGION

Ameristar Casino Hotel	72,210	1,212	27	10	148	3,063	210
Harlow’s Casino Resort	33,000	733	13	0	105	1,500	285
Lady Luck Casino	25,000	577	0	0	89	1,063	212
Magnolia Bluffs Casino	16,032	500	14	3	140	427	199
Riverwalk Casino	25,000	650	15	0	76	748	211
Trop Casino Greenville	22,822	588	4	0	40	734	287
Water View Casino & Hotel	30,000	565	12	0	122	631	211

Region Totals	224,064	4,825	85	13	720	8,166

STATE TOTALS	1,267,326	25,057	762	85	11,314	54,612

Louisiana Competition

The Company believes that its greatest competition will come from any existing and any new casinos that might be constructed in or around Diamondhead, Bay St. Louis, Gulfport and Biloxi, Mississippi due to their close proximity to the Diamondhead Property. While the Company’s primary competition will come from the foregoing, the Company’s Diamondhead, Mississippi casino will also compete with casinos and other gaming located in the adjacent State of Louisiana. The following information is based, in large part, on the Louisiana Gaming Control Board’s 23rd Annual Report to the Louisiana State Legislature for 2019.

Louisiana has four land-based casinos. Inasmuch as the Company’s casino will be land-based, the Company’s primary competition is expected to come from Harrah’s land-based casino located in downtown New Orleans. This casino is approximately one hour from the Diamondhead site. The land-based casino in New Orleans generated $63,753,100 in gaming revenue. This represented a $3,753,100 increase from the previous fiscal year. Harrah’s employs approximately 2,400 individuals. Three of the land-based casinos in Louisiana are Indian casinos, which are located in Marksville in central Louisiana and in Kinder and Charenton in southern Louisiana. These are not expected to represent significant competition because of their distance from the Diamondhead site. None of the three tribes are required to pay any fees directly to the state nor can they be required to provide the Louisiana Gaming Control Board with any financial figures, although the Chitimacha Tribe in Charenton provides information voluntarily. All of these tribes make contributions to the local governments in their respective locations.

There are fifteen riverboat casinos authorized to operate in Louisiana. There are six riverboat casinos in the Shreveport-Bossier City area, which is about 360 miles from the Diamondhead Property; three in Lake Charles, which is approximately 246 miles from the Diamondhead Property; three in East Baton Rouge Parish, which is approximately 123 miles from the Diamondhead Property; and one each in Kenner, Harvey and Amelia, which are approximately 73, 71, and 139 miles, respectively, from the Diamondhead Property. These riverboat casinos employ approximately 12,900 individuals and in fiscal year 2017-2018, contributed $414,271,795 in net revenue to Louisiana. Adjusted gross revenue increased in Lake Charles, but decreased in Baton Rouge, Shreveport/Bossier and New Orleans.

As of June 30, 2018, there were approximately 1,707 video poker outlets and 12,985 video poker devices in the 31 parishes in Louisiana where video poker gaming had been approved in the local option election of November 5, 1996. These machines are authorized in bars, restaurants, hotels, off-track betting parlors and truck stops. Franchise fees to Louisiana from video poker amounted to $174,864,350 for fiscal year 2017-2018, an increase of $1,941,284 from the previous fiscal year.

Slot machine gaming at racetracks in Louisiana generated $352,811,366 in adjusted gross revenue for fiscal year 2017-2018, an increase of $8,013,838 from the previous fiscal year. After subtracting the Support Contribution Deduction of $63,753,100 for Purse Supplements, Executive Committee of the Louisiana Thoroughbred Breeders Association, Louisiana received fees in the amount of $53,521,484.

Louisiana generated direct gaming revenue of $706,410,728 for fiscal year 2017-2018, an increase of $4,414,467 from the previous fiscal year. Riverboat gaming continues to be the most dominant area in gaming in Louisiana, providing more than half of the state’s gaming revenue. The cumulative effect of the foregoing could be seen as having a significant competitive effect on the Diamondhead Property project.

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

Liens on the Diamondhead Property

In September of 2014, a first lien was placed on the Diamondhead Property (“Property”) pursuant to a Private Placement dated February 14, 2014, as amended, to secure certain obligations of the Company. The first lien is composed of an (i) Executives Lien and (ii) an Investors’ Lien. The liens are in pari passu.

(i) The first lien is composed of an “Executives Lien” for a maximum of $2 million in favor of certain executives to whom monies are owed for accrued, but unpaid salaries, expenses and Directors fees. The President of the Company is the primary beneficiary of this lien.

(II)The first lien is also composed of an Investors’ Lien, which secures the investment of purchasers of securities in a Private Placement dated February 14, 2014, as amended. There is a lien in the amount of $1 million in principal in favor of the Holders of the original and/or Amended and Restated First Tranche Collateralized Convertible Senior Debentures issued for an aggregate of $1 million and a lien in the principal amount of $850,000 in favor of the Holders of the Second Tranche Collateralized Convertible Senior Debentures issued for an aggregate of $850,000, for a total lien of $1.85 million in principal. This is an interest-bearing lien.

The Amended and Restated First Tranche Collateralized Convertible Senior Debentures and the Second Tranche Collateralized Convertible Senior Debentures are convertible, under certain circumstances, to common stock of the Company. If and when these Debentures have been converted to common stock of the Company, the liens securing these Debentures would be removed. There is little likelihood that the conditions for conversion will be met. Therefore, the liens securing these Debentures will not be removed until the Debentures are paid in full.

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

In January 2021, a fourth lien in the amount of $2,000,000 was placed on the Property to secure a non-interest-bearing note payable in the amount of $2,000,000, issued to secure amounts owed to the President of the Company for accrued, but unpaid, salary, rent and other expenses.

In February 2021, a fifth lien in the amount of $658,750 was placed on the Property to secure a non-interest-bearing note payable in the amount of $658,750, issued to secure amounts owed to nine directors, including the Company’s six current directors.

In 2021, additional liens in small amounts are expected to be placed on the Property to secure non-interest-bearing notes and/or interest-bearing notes payable to be issued to a number of small lenders. These are expected to range from $25,000 to $150,000.

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

ITEM 3. LEGAL PROCEEDINGS

CASE SETTLED

Edson R. Arneault, Kathleen Devlin and James Devlin, J. Steven Emerson, Emerson Partners, J. Steven Emerson Roth IRA, Steven Rothstein, and Barry Stark and Irene Stark v. Diamondhead Casino Corporation (In the United States District Court for the District of Delaware (C.A. No. 1:16-cv-00989-LPS)

On October 25, 2016, the above-named Debenture holders filed a Complaint against Diamondhead Casino Corporation (the Company) in the United States District Court for the District of Delaware for monies due and owing pursuant to certain Collateralized Convertible Senior Debentures issued on March 31, 2014 and December 31, 2014. The plaintiffs were seeking $1.4 million, plus interest from January 1, 2015, together with costs and fees. The Company was served with the Complaint on October 31, 2016. On November 21, 2016, the Company filed a motion to dismiss for lack of subject matter jurisdiction due to failure to plead diversity. On February 21, 2017, the plaintiffs filed a motion for leave to amend their complaint based upon declarations of citizenship filed with the court. On September 26, 2017, the motion for leave to amend was granted and the Company’s motion to dismiss was granted in part and denied in part. The Court also granted plaintiffs leave to file a Second Amended Complaint which was filed on October 2, 2017. On October 16, 2017, the Company filed Defendant’s Answer and Affirmative Defenses and Counterclaim. On November 2, 2017, the Plaintiffs filed an Answer to the Counterclaim. The parties exchanged discovery in the case. On September 27, 2018, the Plaintiffs’ filed a motion for summary judgment. On October 18, 2018, the Company filed its opposition to the motion for summary judgment. On November 8, 2018, the Plaintiff’s filed their reply to the Company’s opposition. On January 2, 2019, the Court canceled the trial previously scheduled for March 22, 2019. On April 2, 2019, the Court heard argument on the Plaintiff’s motion for summary judgment. On June 4, 2019, the Court denied Plaintiffs’ motion for summary judgment. On June 14, 2019, the Plaintiffs filed a motion for leave to file a third amended complaint. On June 26, 2019, the Company filed an opposition to the motion. On July 1, 2019, the plaintiffs filed their reply. On July 24, 2019, the Court denied the motion for leave to amend without prejudice. On June 7, 2019, the Court scheduled a mediation conference for July 11, 2019. At the mediation conference the parties reached a settlement.

On December 12, 2019, the parties entered into a written Settlement Agreement. The Settlement Agreement, in addition to other terms and conditions provides, in pertinent part, as follows: i) in the event Mississippi Gaming Corporation (“MGC”) entered into a contract for the sale of the Diamondhead Property on or before December 31, 2019, the Plaintiffs would be paid the principal due under the debentures and interest stated in the debentures of four percent (4%) per annum through the payment date; ii) in the event MGC entered into a contract for the sale of the Property on or before June 30, 2020, the Plaintiffs would be paid the principal due under the debentures, interest of four percent (4%) per annum through December 31, 2019 and, beginning January 1, 2020, interest of five percent (5%) per annum through the payment date; iii) in the event MGC has not entered into a contract for the sale of the Property on or before June 30, 2020, but has done so on or before December 31, 2021, the Plaintiffs would be paid the principal due under the debentures, interest of four percent (4% ) per annum through December 31, 2019 and, beginning January 1, 2020, interest of six percent (6%) per annum through the payment date; and iv) if MGC has not entered into a contract for the sale of the Property on or before December 31, 2021, the Plaintiffs will be entitled to a Judgment for the principal due under the debentures, interest of four percent (4%) per annum through December 31, 2019 and, beginning January 1, 2020, interest of six percent (6%) per annum through the date of Judgment. Following entry of Judgment, interest will accrue at the then post-judgment rate of interest charged pursuant to the laws of the State of Delaware. There is a provision for the payment of reasonable attorneys fees to counsel for Plaintiffs in the event MGC has not entered into a contract for the sale of the Property on or before December 31, 2019. If the parties cannot agree on the amount that constitutes reasonable attorneys fees, the parties will submit the matter to the Court for determination, but in no event will such fees exceed $160,000 unless there is a default in the Settlement Agreement. On January 13, 2020, the parties filed a Stipulation of Voluntary Dismissal with Prejudice in the case. The principal and interest pertaining to the settlement above has been accrued through December 31, 2019.

CASE SETTLED

John Hawley, as servicing agent for Argonaut 2000 Partners, L.P. v. Diamondhead Casino Corporation (Superior Court of the State of Delaware)(Case No. N19C-02-239 RRC)

On February 28, 2019, the above-named Debenture holder filed a Complaint against the Company in the Superior Court of the State of Delaware for monies due and owing pursuant to certain Collateralized Convertible Senior Debentures issued on March 31, 2014 and December 31, 2014. The plaintiff was seeking $100,000, plus interest from January 1, 2015, together with costs and fees. The Company was served with the Complaint on March 8, 2019. On March 28, 2019, the Company filed its Answer, Affirmative Defenses and Counterclaim and Affidavit of Defense. The plaintiff in this case is represented by the same law firms that represent plaintiffs in the above-referenced case. Thus, at the mediation conference held on July 11, 2019 in the above case, the parties agreed that the same settlement agreement reached in that case would apply to the plaintiff in this case as well. A Stipulation of Dismissal With Prejudice was filed in the case on or about January 13, 2020. The principal and interest pertaining to the settlement above has been accrued through December 31, 2019.

CASE DECIDED

Arnold J. Sussman, Robert Skaff and David J. Towner v. Diamondhead Casino Corporation (Superior Court of the State of Delaware) (Case No. N18C-11-091-WCC )

On November 9, 2018, Sussman filed suit against the Company for breach of a Promissory Note issued November 10, 2010, in the principal amount of $50,000, with interest payable at 9% per annum, with a maturity date of November 10, 2012. Plaintiff sought payment of principal of $50,000 and interest due from June 30, 2012 to present. On November 28, 2018, Skaff and Towner also filed suit against the Company in the same court for breach of Promissory Notes (Case No. N18C-11-232 ALR). Skaff filed suit i) for breach of a note issued on November 29, 2010 in the principal amount of $37,500 with interest payable at 9% per annum, with a maturity date of November 29, 2012 and ii) for breach of a note issued on June 21, 2011, in the principal amount of $25,000 with interest payable at 9% per annum, with a maturity date of June 21, 2013. Towner filed suit for breach of a note issued on November 29, 2010, in the principal amount of $25,000 with interest payable at 9% per annum, with a maturity date of November 29, 2012. The cases were consolidated for hearing and trial. On February 15, 2019, the Plaintiffs filed their Consolidated Complaint. On March 7, 2019, the Company filed its Answer and Affirmative Defenses and Affidavit of Defense. On or about April 1, 2020, the Plaintiffs filed a motion for summary judgment and a brief in support thereof. The Company filed a brief in opposition. On July 13, 2020, the Court heard oral argument on the motion. On November 13, 2020, the Court granted Plaintiffs’ motion for summary judgment. On December 4, 2020, the Court entered a Final Order and Judgment in the case awarding judgment to Plaintiffs as follows: i) Sussman: $88,151.46; ii) Skaff: $109,978.93; and iii) Towner: $44,127.68. Post-judgment interest was awarded in accordance with the legal rate in Delaware (5% plus the federal discount rate). The principal and interest pertaining to the settlement above has been accrued through December 31, 2019.

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

On March 10, 2021, there were 850 registered holders of record of the Common Stock of the Company.

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

Equity Compensation Plans

Plan Stock Options

On December 19, 1988, the Company adopted a stock option plan (the “Plan”) for its officers and management personnel under which options could be granted to purchase up to 1,000,000 shares of the Company’s common stock. Accordingly, the Company reserved 1,000,000 shares for issuance under the Plan. The option price may not be less than 100% of the market value of the shares on the date of the grant. The options expire within ten years from the date of grant. At December 31, 2019, no options from this plan were issued or exercised.

Non-Plan Stock Options

The Company has, from time to time, awarded non-plan stock options to its Directors, Officers and key employees. The table below summarizes the status of all non-plan options currently outstanding issued to Company Directors, Officers, and former Officers and employees of the Company.

	December 31, 2019		December 31, 2018
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	3,415,000	$0.44	3,415,000	$0.44
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding at end of year	3,415,000	$0.44	3,415,000	$0.44
Options exercisable at year-end	3,415,000		3,415,000

On January 3, 2018, the Board of Directors voted to extend from March 13, 2018 to December 31, 2020, the expiration date for a total of 3,115,000 currently outstanding options previously issued to the Chairman, the President, the Vice President and two former employees of the Company. The Company recorded stock-based compensation expense of $21,570 for the year ended December 31, 2018.

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

In 2011, the Company decided to temporarily suspend contributions to the Plan. Therefore the Trust was unable to make its annual loan payment to the company and a loan default occurred. In accordance with the Pledge Agreement between the Company and the Trust, the shares attached to the loan payments subsequent to the 2010 contribution reverted back to the Company as treasury shares. In 2019, 79,545 shares, with a market value of $1,194, reverted back to the Company treasury. In 2018, 79,545 shares, with a market value of $1,115, reverted back to the Company treasury.

Recent Sales of Equity Securities

None.

Repurchase of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read together with the consolidated financial statements and related notes thereto, for the years ended December 31, 2019 and 2018, attached as Exhibit 99.1 to this report.

Liquidity, Capital Resources, and Financial Results

Overview

The Company’s intent is and has been to construct a casino resort and other amenities on the Property unilaterally or, in conjunction with one or more joint venture partners. However, the Company has been unable to date, to obtain financing to move the project forward and/or enter into a joint venture partnership. Now, due to its lack of financial resources, the Company has been forced to explore other alternatives, including a sale of part or all of the Property. The Company’s preference is to sell only part of the Property inasmuch as this would appear to be in the best interest of the stockholders of the Company. However, there can be no assurance the Company will be able to sell only part of the Property. The Company intends to continue to pursue a joint venture partnership and/or other financing while seeking a viable purchaser for part or all of the Property. Thus, on March 25, 2019, Mississippi Gaming Corporation, a wholly owned subsidiary of the Company, entered into a brokerage agreement with an unrelated third party to seek a buyer for all or part of the Property or, alternatively, to seek a joint venture partner for the project. This contract has now expired, but the Company continues to work with the brokerage firm.

Liquidity

The Company has incurred continued losses over the years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has had no operations since it ended its gambling cruise ship operations in 2000. Since that time, the Company has concentrated its efforts on the development of its Diamondhead, Mississippi Property. The development of the Diamondhead Property is dependent on obtaining the necessary capital, through equity and/or debt financing, unilaterally, or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, staff, open, and operate a casino resort. In the past, the Company has been able to sustain itself through various short term borrowings, however, as of December 31, 2019, the Company had minimal cash, while accounts payable and accrued expenses totaled $8,187,535 and the Company had an accumulated deficit of $39,448,219. In addition, the Company reported a net loss applicable to common shareholders of $1,377,616 for the year ended December 31, 2019. Therefore, in order to sustain itself, it is imperative that the Company secure a source of funds to provide further working capital.

Management of the Company believes it will be difficult to secure suitable financing that would allow it to continue to pursue ultimate development of the Property. Therefore, on March 25, 2019, Mississippi Gaming Corporation entered into a brokerage agreement with an unrelated third party to seek a buyer for all or part of the Property or, alternatively, to seek a joint venture partner for the project. The brokerage agreement has expired, but the Company continues to work with the broker on the same terms under the contract.

The above conditions raise substantial doubt about the Company’s ability to continue as a going concern.

COVID-19

The Company had no casino or other operations in 2020 when COVID-19 surfaced. Therefore, the Company did not experience the adverse consequences that other casino companies experienced from COVID-19 based on their cessation of casino-related operations. However, as a result of COVID, the Company's sole employee, its President, was unable to travel domestically or internationally to meet with potential investors or potential joint venture partners or to meet with outside, independent contractors. The extent to which COVID-19 may have affected the market for financing new construction in the hospitality, hotel and casino industries given the impact of COVID-19 on this segment of the economy is unknown. The Company did not incur any extraordinary expenses as a result of COVID-19, nor did it obtain any loans under the CARES Act.

Financial Results and Analysis

As reflected in the accompanying consolidated financial statements, the Company recorded a net loss applicable to common shareholders of $1,377,616 for the year ending December 31, 2019 and a net loss applicable to common shareholders of $1,390,728 for the year ending December 31, 2018, and expects continued losses for the foreseeable future. General and administrative expenses incurred totaled $652,882 and $643,269 for the years ending December 31, 2019 and 2018, respectively. The table below depicts the major categories comprising those expenses:

	December 31,	December 31,
DESCRIPTION	2019	2018
Payroll and Related Taxes	$300,000	$300,000
Director Fees	90,000	85,000
Professional Fees	110,238	90,858
Rents and Insurances	76,159	76,448
Fines and Penalties	33,350	33,350
Appraisal fee	-	33,750
Edgar Reporting Fees	2,440	2,440
All Other Expenses	40,695	21,423

Total General and Administrative Expenses	$652,882	$643,269

The amount reported as payroll includes amounts not actually paid to employees, but accrued and payable to employees. The Company accrued salary payable to only one employee in 2019, the President and CEO of the Registrant, who also served as a Director, Chief Financial Officer, Treasurer and Secretary of the Registrant and held various positions in the Registrant’s subsidiaries.

Professional fees increased $19,380 in 2019 versus the prior year. The increase was due to legal fees paid in settlement of certain lawsuits in 2019.

During the year ended December 31, 2019, the Company incurred interest expense of $599,784, including related parties of $307,564 as compared to interest expense of $554,743 in 2018, including related parties of $261,326.

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

Brokerage Agreement

On March 25, 2019, Mississippi Gaming Corporation, a wholly-owned subsidiary of the Company and the title owner of the Diamondhead Property (the “Owner”), entered into an agreement with an unrelated commercial real estate brokerage firm to sell all or part of the Diamondhead, Mississippi Property or, alternatively, to find a joint venture partner for the project. The agreement provides for an exclusive right to sell all or part of the Property beginning March 25, 2019 and ending October 31, 2019, unless extended by the parties. The agreement provides for a commission equal to three percent (3%) of the gross sales price for property sold if the Buyer does not have a broker or four percent (4%) of the gross sales price of property sold if the Buyer does have a broker, in which case the commission due will be split between the brokers. In the event the Owner consummates and closes a deal with a Joint Venture Partner introduced to the Owner by the broker, the Owner will pay the broker a commission equal to four percent (4%) of the amount contributed by the Joint Venture Partner as its capital contribution. This will not apply in the event the Owner consummates a deal with a Joint Venture Partner who is not introduced to the Owner by the broker. The agreement does not apply to loans obtained by or on behalf of the Owner using the Property as collateral or as security for a loan. The agreement also provides for a reduced commission to the broker in the event of a sale to certain potential purchasers already involved in discussions with the Owner. The brokerage agreement has expired, but the Company continues to work with the broker on the same terms under the contract.

There are no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources, that are material to our stockholders.

Related Party

In July, 2017, the Chairman of the Board paid $67,628 for all property taxes due, together with all interest due thereon, to Hancock County, Mississippi for an approximate 400-acre tract of land (“the Diamondhead Property”), owned by Mississippi Gaming Corporation, a wholly-owned subsidiary of the Company. In 2018, the Chairman advanced additional funds totaling $205,250 to the Company. In 2019, the Chairman advanced additional funds totaling $125,396 to the Company. The conditions of the notes under which the Chairman agreed to make the foregoing payments and advances are discussed in full detail in Note 8 of attached consolidated financial statements.

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

Had the Company paid the note in full at December 31, 2019, in addition to the principal and interest due, the Company would not have been liable for any additional funds to indemnify the Chairman pursuant to the terms of the notes.

There are no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources, that are material to our stockholders.

Critical Accounting Policies

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The fair value measurement of the derivative indemnification liability at December 31, 2019 was developed using Level 1 inputs.

Stock-Based Compensation Expense

In determining the fair value of options and warrants granted or modified, the Company uses the Black-Scholes option-pricing model, consistent with the provisions of ASC Topic 718. Valuations are determined using the weighted-average assumptions of dividend yield, expected volatility and risk-free interest rates.

Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company uses projected volatility rates, which are based upon historical volatility rates, trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s options.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure under this item is not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements for the years ended December 31, 2019 and 2018 are attached to this report as Exhibit 99.1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of the Chief Executive Officer/Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Disclosure controls and procedures, as defined in Rules 13a-15€ and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

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

The Chief Executive Officer/Chief Financial Officer conducted an evaluation of the effectiveness of internal control over financial reporting. Based on this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter of the year ending December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Officers and Directors	Age	Position(s)
Deborah A. Vitale	70	Director, President, Secretary, Treasurer and Chief Financial Officer
Martin Blount	58	Director
Benjamin J. Harrell	68	Director, Vice-President
Gregory A. Harrison	76	Chairman of the Board of Diamondhead Casino Corporation, Vice-President
Robert S. Crow III	64	Director
Daniel G. Burstyn	36	Director

Background of Current Executive Officer and Directors

Deborah A. Vitale has served as President, Chief Executive Officer and Treasurer of the Company since February 1998, as Chief Financial Officer of the Company since September 2011, and as Chairman of the Board of the Company from March 1995 through March 31, 2014. Ms. Vitale served as Secretary of the Company from November 1994 until July 2002, and as Interim Secretary from January 11, 2012 until appointed Secretary again on January 29, 2015. As President and CEO, Ms. Vitale was responsible for all phases of the day-to-day operations of four casino ships sailing out of three Florida ports into international waters and for the management and supervision of approximately 400 casino, marine and land-based employees. She has been a Director of the Company since December 1992. On February 14, 1997, Ms. Vitale was appointed Chairman of the Board of Directors of Casino World, Inc. and Chairman of the Board of Directors of Mississippi Gaming Corporation, each a subsidiary of the Company. On September 2, 1997, Ms. Vitale was appointed President of Casino World, Inc. and Mississippi Gaming Corporation. On March 31, 2014, Ms. Vitale stepped down as Chairman of the Board of the Company and as President and CEO of Casino World, Inc. On June 16, 2015, Ms. Vitale was again appointed Chairman of the Board and President of Casino World, Inc. Ms. Vitale is a trial attorney by background with over thirty-five years of experience handling complex civil litigation. Ms. Vitale is licensed to practice law in Washington, D.C., Maryland, and Virginia. The Board believes Ms. Vitale is qualified to serve as a Director due to her experience as President and Chief Executive Officer of the Company, her management experience in operating ship-based casinos, her knowledge of and participation in all aspects of the Diamondhead Project, and her extensive legal background and experience.

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

Benjamin J. Harrell has served as a Director of the Company since July 18, 2002. On June 16, 2015, Mr. Harrell was appointed a Vice President of the Company. Mr. Harrell was the founder and served as President and CEO of Pete Fountain Productions, Inc. from 1979 until it was acquired in 1999 by Production Group International, Inc. (“PGI”), a global event communications company, which was subsequently acquired by TBA Global Events, LLC in 2005. Mr. Harrell managed the acquiring company’s business in the New Orleans area. Mr. Harrell currently serves as Vice President of Support Services, MC&A USA LLC, , a corporate event and travel company which specializes in event solutions, corporate meetings, incentive programs and sporting events. He also served as Vice President of Pete Fountain Entertainment, LLC, which until March 2003 operated one of the largest jazz clubs in New Orleans. Since 1975, Mr. Harrell has served as personal manager for the internationally noted jazz artist, Pete Fountain. Mr. Harrell handled all aspects of Mr. Fountain’s career, including promotion, concerts, personal appearances and commercial endorsements. From 1985 through 2003, Mr. Harrell served as President of Crescent Sound & Light, Inc, a professional sound, lighting, video and staging company for the convention and entertainment industry. Mr. Harrell served as a Director of the New Orleans Metropolitan Convention and Visitors Bureau from 1997 through 1999. On January 15, 2004, Mr. Harrell was elected to the Board of Directors of Mississippi Gaming Corporation, a wholly owned subsidiary of the Company. The Board believes Mr. Harrell is qualified to serve as a Director due to his prior experience as a Director of the Company and his extensive knowledge of, familiarity with, and active participation in all aspects of the Diamondhead Project, including site approval.

Gregory A. Harrison, Ph.D., P.E. has served as a Director of the Company since February 20, 1998. On June 16, 2015, Dr. Harrison was appointed Chairman of the Board of the Company. Dr. Harrison was appointed Vice-President of the Company on July 18, 2002. Mr. Harrison served as Secretary of the Company from July 25, 2002 until January 2012. Dr. Harrison is a consulting forensic engineer with over fifty years of diversified fire protection/safety/project engineering experience with NASA, DOD, NBS, NRC, ARAMCO, and Tenera, L.P. Dr. Harrison is a professional engineer licensed in six states and, effective August 27, 2004, became a Professional Engineer licensed to practice in the state of Mississippi. Dr. Harrison is an expert with respect to the concept of Highly Protective Risk (HPR), Factory Mutual Engineering standards of care and HPR insurance principles and is intimately familiar with Factory Mutual Global Insurance construction requirements. Dr. Harrison has qualified as an expert witness in various courts in fourteen states and the District of Columbia. Dr. Harrison received a B.S. degree in Fire Protection Engineering from the University of Maryland, an M.S. degree in Civil Engineering from the University of Maryland, an M.S. degree in Engineering Administration from George Washington University and a Ph.D. in Safety Engineering from Kennedy-Western University. Dr. Harrison has held a top secret security clearance with the U.S. Department of Energy, the U.S. Nuclear Regulatory Commission, and the Department of Defense. Dr. Harrison has served on the Board of Directors of Data Measurement Corporation and was an Advisory Board member of United Bank and First Patriot National Bank. The Board believes Mr. Harrison is qualified to serve as a Director due to his prior experience as a director on other Boards, due to his prior experience as a Director and Vice-President of the Company when it was an operating casino entity, and due to his background and experience in construction management, structural engineering, environmental engineering, fire protection and life safety.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company accrued salary payable to only one executive in 2019, the President and CEO, who also serves as a Director, Chief Financial Officer, Treasurer and Secretary of the Registrant and who held various positions in the Registrant’s subsidiaries. The Board of Directors monitors and approves compensation paid to executives of the Company.

Executive Compensation

The Board of Directors determined Ms. Vitale’s base salary to be $300,000 per annum. Ms. Vitale’s base salary reflects her contribution to the Company in a myriad of corporate roles and responsibilities. The Board recognized that Ms. Vitale manages the Company’s business without the benefit of any administrative staff normally associated with the management of a publicly-traded company at significant savings to the Company. Since mid-November of 2009, the Company has, from time to time, been unable to pay Ms. Vitale the salary due her because of a lack of funds. At December 31, 2019, Ms. Vitale was entitled to cash compensation of $2,466,996 for services rendered from 2010 through 2019, which has accrued and is unpaid at December 31, 2019. In addition, on October 12, 2012, the Board of Directors approved a motion to pay interest at 9% per annum on the unpaid compensation due Ms. Vitale retroactive to the outstanding amounts due beginning in 2010 through the date of actual payment. The following table sets forth the amounts due Ms. Vitale for unpaid salary for each of the years 2010 through 2019 and the interest due thereon. None of the accrued salary or interest has been paid to Ms. Vitale to date.

	TOTAL	SALARY	SALARY	INTEREST
YEAR	SALARY	PAID	ACCRUED	EARNED
2010	$300,000	$161,538	$138,462	$3,221
2011	300,000	96,466	203,534	18,837
2012	300,000	None	300,000	43,462
2013	300,000	None	300,000	70,428
2014	300,000	150,000	150,000	91,739
2015	300,000	125,000	175,000	101,899
2016	300,000	None	300,000	126,463
2017	300,000	None	300,000	153,463
2018	300,000	None	300,000	180,463
2019	300,000	None	300,000	207,463
	$3,000,000	$533,004	$2,466,996	$997,439

The following table provides information concerning the accrual of salary and other compensation of the President and Chief Executive Officer. No salary was paid to any officer of the Company in 2019 or 2018.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified	(3)
					(2)	Incentive	Deferred	All
Name and		(1)		Stock	Option	Plan	Compensation	Other
Occupation	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Deborah A. Vitale	2019	$300,000	None	None	None	None	None	$222,463	$522,463
President	2018	$300,000	None	None	$20,923	None	None	$195,463	$516,386

(1)	In 2019 and 2018, none of Ms. Vitale’s salary compensation was paid to her and, therefore, the $300,000 of salary compensation owing to her for 2019 and 2018 will be paid to her when Company finances permit.

(2)	In the first quarter of 2018, the Board of Directors voted to extend the expiration dates of previously-awarded option grants to Ms. Vitale from March 13, 2018 to December 31, 2020 with respect to options previously granted to her to purchase 750,000 shares of common stock at $0.30 per share, 75,000 shares of common stock at $0.75 per share and 2,000,000 shares of common stock at $0.19 per share;

Reference is hereby made to Note 3, “Summary of Significant Accounting Policies – Stock Based Compensation” in the attached 2019 consolidated financial statements, for a determination of the variables used in computing the value of option awards for the year ended December 31, 2018.

(3)	In 2019, Ms. Vitale earned an annual Director’s fee of $15,000. In addition, in 2019, Ms. Vitale earned interest in the amount of $207,463 on the portion of her unpaid salary for the years 2010 through 2019. In 2018, Ms. Vitale earned an annual Director’s fee of $15,000. In addition, in 2018, Ms. Vitale earned interest in the amount of $180,463 on the portion of her unpaid salary for the years 2010 through 2018.

The following tables provide a summary of the outstanding equity awards of the President at December 31, 2019.

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

In 2020, the option expiration date for the above-referenced options was extended to December 31, 2023.

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

The Company sponsors an employee stock ownership plan which is a tax deferred defined contribution pension plan formed in 1994. Ms. Vitale has been a plan participant since 1998. No contributions were made to Ms. Vitale’s participant account for the years ending December 31, 2019 or 2018.

At December 31, 2019, Ms. Vitale was 100% vested in 447,272 shares of common stock which were contributed to the plan on her behalf in past years.

Directors’ Compensation

Effective January 1, 2013, the directors of the Company are entitled to be compensated at a rate of $15,000 per annum. No director received directors’ fees in the years 2019 or 2018. Each Director is eligible for an annual payment in the amount of $15,000 as long as they remain a Director through December 31 of the applicable year, absent death or incapacitation. The annual payment to new directors will be prorated based upon months served in their initial year as a Director. Directors are reimbursed for certain approved expenses incurred in connection with Company business and for certain approved expenses incurred in connection with attendance at non-telephonic Board, committee, or other meetings. Directors are from time to time, awarded non-qualified options to purchase common stock of the Company.

The table below summarizes amounts accrued for Director Compensation for the year ended December 31, 2019 for all directors other than the President, who is also a Director of the Company and whose compensation is itemized above. The Company did not have funds with which to pay any of the Directors the compensation earned.

DIRECTOR COMPENSATION

	Earned or			Non- Equity	Deferred	(1)
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

Gregory A. Harrison	$15,000	None	None	None	None	$10,903	$25,903
Benjamin Harrell	$15,000	None	None	None	None	None	$15,000
Martin Blount	$15,000	None	None	None	None	None	$15,000
Robert Crow	$15,000	None	None	None	None	None	$15,000
Daniel Burstyn	$15,000	None	None	None	None	None	$15,000

(1)	Mr. Harrison earned $10,903 of interest in 2019 which accrued to his benefit for unpaid salary for the years 2010 and 2011. None of the above interest due was paid to Mr. Harrison in 2019.

Other Compensation Arrangements

Gregory A. Harrison, the current Chairman of the Board of Directors and a Vice President of the Company, was a compensated employee of the Company until December 31, 2011. The Company owes Mr. Harrison unpaid salary of $121,140 for services rendered in years prior to 2012. On October 12, 2012, the Board of Directors approved a motion to pay interest at 9% per annum on the unpaid compensation due Mr. Harrison retroactive to the outstanding amounts due beginning in 2010 through the date of actual payment. Interest on the unpaid salary due to Mr. Harrison amounted to $10,903 in both 2018 and 2019. The total accrued interest through December 31, 2019 was $97,001. None of the interest due to Mr. Harrison has been paid to date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 16, 2021, to the Company’s knowledge, based on filings with the Securities & Exchange Commission by certain beneficial owners and/or information received by the Company, the beneficial ownership of the outstanding Voting Stock held by (i) each person or entity beneficially owning more than 5% of the shares of any class of Voting Stock, (ii) each director, nominee, and certain executive officers, individually, and (iii) all directors and executive officers as a group. The Common Stock and the Voting Preferred Stock vote as a single class and each share thereof is entitled to one vote per share.

BENEFICIAL OWNER	AMOUNT OF BENEFICIAL OWNERSHIP	CLASS OF STOCK	PERCENT OF CLASS		PERCENT OF VOTING (1)
Europa Cruises Corporation Employee Stock Ownership Plan Trust Deborah A. Vitale, Trustee (2) 1013 Princess Street Alexandria, Virginia 22314	1,909,100	Common	4.89%		4.68%

Deborah A. Vitale (2)(3) Director, President, Secretary, Treasurer and Chief Financial Officer Chairman, President, Secretary and Treasurer of Casino World, Inc. Chairman, President, Secretary and Treasurer of Mississippi Gaming Corporation 1013 Princess Street Alexandria, Virginia 22314	6,088,372	Common	15.59%		13.34%

Gregory Harrison (4) Chairman and Vice President 16209 Kimberly Grove Gaithersburg, Maryland 20878	1,979,701	Common	5.07%		3.19%

Benjamin J. Harrell (5) Director and Vice President 162 Hesper Avenue Metairie, Louisiana 70005	835,000	Common	2.14%		1.04%

Martin Blount (6) Director 1320 Maryland Ave Washington, D.C. 20002	200,000	Common	0.51%		-

Robert S. Crow III (7) Director 5910 Coral Sea Avenue Rockville, Maryland 20851	1,129,869	Common	2.89%		2.36%

Daniel G. Burstyn (8)(10) Director 2828 Lemmon Ave., Apt. 5103 Dallas, Texas 75204	40,000	Common	-		-

Serco International Financial Advisory and	901,831	Common	2.31%		5.96%
Management Services Limited (9)	900,000	Preferred S-NR	100.00%
P.O. Box 52 A-1072 Vienna, Austria	926,000	Preferred S	100.00%

Austroinvest International Limited (9)	901,831	Common	2.3	1%	5.96%
30, DeCastro Street,	900,000	Preferred S-NR	100.00%
Road Town Tortola, British Virgin Islands	926,000	Preferred S	100.00%

Serco America Corporation (9)	901,831	Common	2.31%		5.96%
4, George Street	900,000	Preferred S-NR	100.00%
Mareva House P.O. Box N-3937 Nassau, Bahamas	926,000	Preferred S	100.00%

Ernst G. Walter (9)	901,831	Common	2.31%		5.96%
P.O. Box 15	900,000	Preferred S-NR	100.00%
1072 Vienna, Austria	926,000	Preferred S	100.00%

College Health and Investment Ltd. (10) College Health and Investment LP (8) Samuel I. Burstyn, General Partner	2,565,982	Common	6.5	7%	6.26%
701 Brickell Avenue, 24th Fl Miami, FL 33131

All Directors & Executive Officers (6 Persons)		Common	20.75%		19.93%

(1)	Common Stock, Series S-NR Preferred Stock and Series S Preferred Stock have been combined for the purpose of calculating voting percentages.

(2)	The Europa Cruises Corporation Employee Stock Ownership Plan (“ESOP”) was established on August 18, 1994. The Trustee of the ESOP is Deborah A. Vitale. As of December 31, 2020, a total of 2,295,450 ESOP shares had been released for allocation to participants in the ESOP and an additional 795,450 shares had been forfeited by the Trust. The participants in the ESOP are entitled to direct the Trustee as to the manner in which the Company’s allocated shares are voted. The remaining 1,909,100 unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.

(3)	Includes 1,909,100 unallocated common shares of the ESOP Trust; 767,000 shares of Common Stock owned directly by Ms. Vitale; options to purchase 2,965,000 shares of Common Stock; and 447,272 shares of Common Stock, which represent shares of Common Stock held in Ms. Vitale’s fully vested ESOP participant account.

(4)	Includes 1,347,759 shares of Common Stock owned directly by Mr. Harrison; options to purchase 450,000 shares of Common Stock; and 15,275 shares of Common Stock held in Mr. Harrison’s fully vested ESOP participation account. Pursuant to a Private Placement dated February 14, 2014, on March 31, 2014, Mr. Harrison purchased a Collateralized Convertible Senior Debenture convertible into 166,667 shares of Common Stock. The conditions required for conversion of this Debenture into Common Stock of the Company were never met.. Assuming the conditions required for conversion are met in the future, Mr. Harrison’s Debenture would be converted into a total of 166,667 shares of Common Stock without any action on the part of Mr. Harrison, at which time his holdings, assuming no other changes occurred, would total 1,979,701.

(5)	Includes 400,000 shares of Common Stock owned directly by Mr. Harrell and options to purchase 435,000 shares of Common Stock.
(6)	Consists of options to purchase 200,000 shares of Common Stock.
(7)	Includes 1,029,869 shares of Common Stock owned directly by Mr. Crow and options to purchase 100,000 shares of Common Stock.
(8)	Consists of options to purchase 40,000 shares of Common Stock. Mr. Burstyn is the son of the General Partner of College Health & Investment LP, and College Health & Investment Ltd. See footnote 10 below.
(9)	Serco International Financial Advisory and Management Services Ltd., Austroinvest International Limited, and Serco America Corporation are affiliated entities. The Company is informed that Dr. Ernst Walter is the sole Director and President of each company. The total beneficial ownership of securities of the Company held by the foregoing includes: 901,831 shares of Common Stock owned by Serco International Financial Advisory and Management Services, Ltd.; 926,000 shares of Series S Preferred Stock owned by Austroinvest International Limited; and 900,000 shares of Series S-NR Preferred Stock owned by Serco America Corporation.
(10)	Includes 1,659,868 shares of Common Stock owned by College Health & Investment LP, 506,164 shares of Common Stock owned by College Health & Investment Ltd, 200,000 shares of Common Stock owned by Alana Burstyn, 199,950 shares of Common Stock owned by Sean Burstyn, c/o Burstyn. The foregoing persons and entities appear to share a common address, 701 Brickell Avenue, Miami, FL 33131. Samuel I. Burstyn is the General Partner of College Health & Investment LP, which the General Partner maintains, is also known as College Health & Investment, Ltd. Daniel G. Burstyn, a Director of the Company, is the son of Samuel I. Burstyn. Does not include 200,000 shares of Common Stock held by Shari Jakobowitz, Custodian FBO Ava Burstyn under the Florida Uniform Transfer Minor Act.

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

As of December 31, 2019 a total of 2,295,450 shares of Common Stock had been released for allocation to participants in the ESOP. An additional 715,905 shares had been forfeited by the Trust. The Company made no contributions to the ESOP Plan for the years ended December 31, 2011 through December 31, 2019. The participants in the ESOP are entitled to direct the Trustee as to the manner in which the Company’s allocated shares are voted. The remaining 1,988,645 unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.

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

In 2019 and 2018, the President received no payments for base rent and the entire base rent due, in the amount of $54,408 per year, was accrued.

Rent expense associated with this lease amounted to base rent in the amount of $54,408 and associated rental costs of $21,751 for a total of $76,159 for the year ended December 31, 2019 and base rent in the amount of $54,408 and associated rental costs of $18,610 for a total of $73,108 for the year ended December 31, 2018.

At December 31, 2019, the President is owed a total of $321,780 under the lease agreement.

The President of the Company is owed deferred salary in the principal amount of $2,466,996 and the Vice President and current Chairman of the Board of the Company is owed deferred salary in the principal amount of $121,140 as of December 31, 2019. On October 12, 2012, the Board of Directors approved a motion to pay these individuals interest of 9% per annum on their deferred compensation retroactive to amounts due beginning in 2010 through the date of actual payment. Accrued interest on deferred salary for both individuals through December 31, 2019 and 2018 amounted to $1,094,439 and $876,074, respectively.

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

The Chairman advanced the $67,628 on condition that: (i) the advance constitute a lien with interest at 4% per annum under that Land Deed of Trust recorded September 26, 2014; (ii) he be paid additional interest of 11% per annum on the amount advanced and owing and that the full 11% interest per annum is payable during any calendar year in which all or part of the amount advanced and owing or interest due thereon remains unpaid; (iii) this additional interest obligation be treated as a separate and secured debt of the Company, to be evidenced by a separate note and is secured with a separate and third lien to be placed on the Diamondhead Property (hereafter “the Third Lien”); (iv) the entire obligation will be treated as an advance to be paid out of any subsequent incoming financing obtained by the Company or any amounts recovered by the Company from a defendant in that collection action brought by the Company in the Circuit Court of Montgomery County, Maryland (Case No. 426962-V); and (v) he be indemnified for any losses sustained on the sale of that common stock sold to cover the credit card payments. The Chairman has identified the common stock to be sold and will provide the Company with the documentation required to document the sale of said stock and to calculate the future loss, if any, on said stock. On June 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from the date of issue to the Chairman for an amount up to $100,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi Gaming Corporation placed a third lien on the Diamondhead Property to secure this obligation for $100,000.

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

At December 31, 2019, the Chairman had advanced a total of $398,271 under both the March 2018 and March 2019 arrangements. At December 31, 2018, the Chairman had advanced a total of $205,250 under both the March 2018 and November 2018 arrangements.

On July 24, 2017, the President of the Company, who is a Director of the Company, agreed to advance the Company up to $20,000 for the payment of expenses. In March of 2018, the Board of Directors voted to increase to up to $100,000 the amount to be secured by a third lien in favor of the President of the Company for amounts advanced by the President under this note, on the following terms and conditions, namely, that (i) she be paid interest of 15% per annum on the amount advanced and owing and that the full 15% interest per annum is payable during any calendar year in which all or part of the amount advanced and owing or interest due thereon remains unpaid; (ii) the obligation in the maximum principal amount of $100,000 with interest due thereon be treated as a secured debt of the Company, to be evidenced by a separate note and to be secured with a separate lien to be placed on the Diamondhead Property (“the Third Lien”) together with the Chairman’s Third Lien, as well as a first lien to be placed on the residential lot owned by the Company; (iii) that the Third Lien on the Diamondhead Property also include the two loans ($25,000 and $15,000) and interest due thereon and credit facilities in the maximum amount of $15,000; and (iv) that the foregoing will be treated as advances to be paid out of any subsequent incoming financing obtained by the Company or any amounts recovered by the Company from a defendant in that collection action brought by the Company in the Circuit Court of Montgomery County, Maryland.

As of December 31, 2019, the President had advanced a total of $39,047 under this agreement. The President previously agreed to secure a $25,000 loan and interest due thereon and to secure and guarantee a $15,000 loan and interest due thereon due non-related parties discussed above. The President is also personally liable for certain bank-issued credit cards used by the Company to pay expenses incurred by the Company in the approximate amount of $18,000. On June 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from date of issue, to the President for an amount up to $100,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi gaming Corporation placed a third lien on the Diamondhead Property to secure this obligation for $100,000.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The table below depicts the fees paid to Friedman LLP in each of the last two years:

Description of Services	2019	2018

Audit Fees	$50,750	$50,900
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees Paid to Friedman LLP	$50,750	$50,900

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

Other Exhibits

(a)	3.1	Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on November 15, 1988.

(e)	3.1.1	Amendment to Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on September 4, 1992.

(e)	3.1.2	Amendment to Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on November 22, 2002.

(a)	3.2	By-laws of the Company.

(e)	3.2.1	Amendment of By-laws of the Company, dated February 16, 2015.

(e)	4.1	Certificate of Designation of Preferences, Rights, and Limitations of Series S Voting, Non-Convertible, Redeemable Preferred Stock Par value $0.01 per Share as filed with the Secretary of State of Delaware on August 5, 1993.

(e)	4.2	Certificate of Designation of Preferences, Rights, and Limitations of Series S-NR Voting, Non-Convertible, Non-Redeemable Preferred Stock Par value $0.01 per Share, as filed with the Secretary of State of Delaware on September 13, 1993.

(e)	4.3	Certificate of Designation of Preferences, Rights, and Limitations of Series S-PIK Junior, Non-Voting, Convertible, Non-Redeemable Preferred Stock Par value $0.01 per Share, as filed with the Secretary of State of Delaware on March 23, 1994.

(a)	10.1	Management Agreement between the Company and Casinos Austria Maritime Corporation dated June 19, 1993.

(b)	10.6	Term Sheet (Redacted) for $1 Million Line of Credit dated October 22, 2008.

(c)	10.7	Private Placement Memorandum dated March 1, 2010.

(c)	10.7.1	Appendix (C) to Private Placement Memorandum dated March 1, 2010 (Form of Promissory Note).

(c)	10.7.2	Appendix (D) to Private Placement Memorandum dated March 1, 2010 (Form of Warrant).

(c)	10.8	Private Placement Memorandum dated October 25, 2010.

(c)	10.8.1	Appendix (C) to Private Placement Memorandum dated October 25, 2010 (Form of Promissory Note).

(c)	10.8.2	Appendix (D) to Private Placement Memorandum dated October 25, 2010 (Form of Warrant).

(d)	10.9	Private Placement Memorandum dated February 14, 2014.

(e)	10.9.1	Offers to Amend dated December 4, 2014.

(f)	10.10	Secured Promissory Note dated August 25, 2016 issued by Mississippi Gaming Corporation.

(g)	99.1	Consolidated Financial Statements of the Company for the years ended December 31, 2019 and 2018

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Index to Exhibits

(a)	Previously filed as an Exhibit to Form 10 –Amendment 1 as filed on May 27, 2015 and incorporated by reference.

(b)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference.

(c)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated by reference.

(d)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed April 4, 2014 and incorporated by reference.

(e)	Previously filed as an Exhibit to Form 10 as filed on March 31, 2015 and incorporated by reference.

(f)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diamondhead Casino Corporation
(Registrant)

Date:	March 16, 2021	By:	/s/ Deborah A. Vitale
Deborah A. Vitale
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory A. Harrison	Chairman of the Board of Directors	March 16, 2021
Gregory A. Harrison

/s/ Deborah A. Vitale	Director	March 16, 2021
Deborah A. Vitale

/s/ Benjamin J. Harrell	Director	March 16, 2021
Benjamin J. Harrell

/s/ Martin C. Blount	Director	March 16, 2021
Martin C. Blount

/s/ Robert S. Crow III	Director	March 16, 2021
Robert S. Crow III

/s/ Daniel G. Burstyn	Director	March 16, 2021
Daniel G. Burstyn

