Form 10-Q
period 2020-09-30
DIAMONDHEAD CASINO CORP
filed 2021-07-20
CIK 844887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

i

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$795	$1,966
Total current assets	795	1,966
Land (Note 3)	5,476,097	5,476,097
Other assets	80	80
Total assets	$5,476,972	$5,478,143

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses due related parties (Note 4)	$5,542,927	$4,914,175
Accounts payable and accrued expenses - others (Note 4)	3,686,060	3,273,360
Convertible notes and line of credit payable (Note 5)	1,962,500	1,962,500
Debenture payable (net of unamortized finance costs of $0 and $236, respectively) (Note 6)	50,000	49,764
Convertible debenture payable (net of unamortized finance costs of $2,563 and $14,731, respectively) (Note 6)	1,797,437	1,785,269
Short term notes and interest bearing advance (Note 7)	80,504	80,504
Notes payable due related parties (Note 8)	634,670	552,321
Total current liabilities	13,754,098	12,617,893
Notes payable due others (Note 9)	50,000	50,000
Total liabilities	13,804,098	12,667,893

Commitments and contingencies (Notes 3 and 11)

Stockholders’ deficit:
Preferred stock, $0.01 par value; shares authorized 5,000,000, outstanding 2,086,000 at September 30, 2020 and December 31, 2019 (aggregate liquidation preference of $2,519,080 at September 30, 2020 and December 31, 2019)	20,860	20,860
Common stock, $0.001 par value; shares authorized 50,000,000, issued: 39,052,472 at September 30, 2020 and December 31, 2019 outstanding: 36,297,576 at September 30, 2020 and December 31, 2019	39,052	39,052
Additional paid-in capital	35,313,037	35,313,037
Unearned ESOP shares	(2,965,070)	(2,965,070)
Accumulated deficit	(40,585,595)	(39,448,219)
Treasury stock, at cost, 766,251 shares at September 30, 2020 and December 31, 2019	(149,410)	(149,410)
Total stockholders’ deficit	(8,327,126)	(7,189,750)
Total liabilities and stockholders’ deficit	$5,476,972	$5,478,143

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

	2020	2019
COSTS AND EXPENSES
Administrative and general	$164,288	$184,633
Other	16,912	27,412
Total costs and expenses	181,200	212,045

OTHER EXPENSE (INCOME)
Interest expense:
Related parties	79,431	73,207
Other	67,996	65,835
Change in derivative indemnification liability	-	(240,507)
Total other expense (income), net	147,427	(101,465)

NET LOSS	(328,627)	(110,580)

PREFERRED STOCK DIVIDENDS	(25,400)	(25,400)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(354,027)	$(135,980)

Weighted average common shares outstanding - basic and diluted	36,297,576	36,297,576
Net loss per common share - basic and diluted	$(0.010)	$(0.004)

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

	2020	2019
COSTS AND EXPENSES
Administrative and general	$525,317	$523,574
Other	50,736	59,348
Total costs and expenses	576,053	582,922

OTHER EXPENSE (INCOME)
Interest expense:
Related parties	277,000	242,323
Other	208,123	220,742
Litigation settlement	-	(36,000)
Total other expense (income), net	485,123	427,065

NET LOSS	(1,061,176)	(1,009,987)

PREFERRED STOCK DIVIDENDS	(76,200)	(76,200)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(1,137,376)	$(1,086,187)

Weighted average common shares outstanding - basic and diluted	36,297,576	36,297,576
Net loss per common share - basic and diluted	$(0.031)	$(0.030)

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

					Additional						Total
	Preferred Stock		Common Stock		Paid-in	Unearned ESOP		Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Shares	Amount	Deficit

Balances at December 31, 2018	2,086,000	$20,860	39,052,472	$39,052	$35,430,445	2,068,190	$(3,083,672)	$(38,070,603)	686,706	$(148,216)	$(5,812,134)
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(1,007,008)	-	-	(1,007,008)
Balances at March 31, 2019	2,086,000	20,860	39,052,472	39,052	35,430,445	2,068,190	(3,083,672)	(39,103,011)	686,706	(148,216)	(6,844,542)
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net income	-	-	-	-	-	-	-	107,601	-	-	107,601
Balances at June 30, 2019	2,086,000	20,860	39,052,472	39,052	35,430,445	2,068,190	(3,083,672)	(39,020,810)	686,706	(148,216)	(6,762,341)
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(110,580)	-	-	(110,580)
Balances at September 30, 2019	2,086,000	$20,860	39,052,472	$39,052	$35,430,445	2,068,190	$(3,083,672)	$(39,156,790)	686,706	$(148,216)	$(6,898,321)

Balances at December 31, 2019	2,086,000	$20,860	39,052,472	$39,052	$35,313,037	1,988,645	$(2,965,070)	$(39,448,219)	766,251	$(149,410)	$(7,189,750)
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(413,435)	-	-	(413,435)
Balances at March 31, 2020	2,086,000	20,860	39,052,472	39,052	35,313,037	1,988,645	(2,965,070)	(39,887,054)	766,251	(149,410)	(7,628,585)
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(319,114)	-	-	(319,114)
Balances at June 30, 2020	2,086,000	20,860	39,052,472	39,052	35,313,037	1,988,645	(2,965,070)	(40,231,568)	766,251	(149,410)	(7,973,099)
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(328,627)	-	-	(328,627)
Balances at September 30, 2020	2,086,000	$20,860	39,052,472	$39,052	$35,313,037	1,988,645	$(2,965,070)	$(40,585,595)	766,251	$(149,410)	$(8,327,126)

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

	2020	2019
Cash flows from operating activities:
Net loss	$(1,061,176)	$(1,009,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	12,404	21,940
Changes in operating assets and liabilities:
Other current assets	-	15,133
Accounts payable and accrued expenses - related parties	552,552	590,199
Accounts payable and accrued expenses - other	412,700	268,514
Net cash used in operating activities	(83,520)	(114,201)
Cash flows from financing activities:
Proceeds from notes payable issued to related parties	82,349	154,270
Payments of notes payable issued to related parties	-	(36,167)
Proceeds from short term notes and interest bearing advances	-	2,734
Payments of short term notes	-	(1,969)
Net cash provided by financing activities	82,349	118,868
Net (decrease) increase in cash	(1,171)	4,667
Cash at beginning of period	1,966	-
Cash at end of period	$795	$4,667

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$943

Supplemental disclosure of non-cash financing activities:
Unpaid preferred stock dividends in accounts payable and accrued expenses	$76,200	$76,200

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

The Company’s intent was and is to construct a casino resort and other amenities on the Property unilaterally or, in conjunction with one or more joint venture partners. However, the Company has been unable to date, to obtain financing to move the project forward and/or enter into a joint venture partnership. Due to its lack of financial resources and certain law suits filed against it, the Company has been forced to explore other alternatives, including a sale of part or all of the Property. The Company’s preference is to sell only part of the Property inasmuch as this would appear to be in the best interest of the stockholders of the Company. However, there can be no assurance the Company will be able to sell only part of the Property. The Company intends to continue to pursue a joint venture partnership and/or other financing while seeking a viable purchaser for part or all of the Property. Thus, on March 25, 2019, Mississippi Gaming Corporation entered into a brokerage agreement with an unrelated third party to seek a buyer for all or part of the Property or, alternatively, to seek a joint venture partner for the project. The brokerage agreement has expired, but the Company continues to work with the broker on the same terms that applied under the contract.

Note 2. Liquidity and Going Concern

These unaudited condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses over the past several years, has no operations, generates no operating revenues, and as reflected in the accompanying unaudited condensed consolidated financial statements, incurred a net loss applicable to common stockholders of $1,137,376 for the nine months ended September 30, 2020. In addition, the Company had an accumulated deficit of $40,585,595 at September 30, 2020. Due to its lack of financial resources and certain lawsuits filed against it, the Company has been forced to explore other alternatives, including a sale of part or all of the Property.

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

In the past, in order to raise capital to continue to pay on-going costs and expenses, the Company has borrowed funds, through Private Placements of convertible instruments as well as through other secured notes which are more fully described in Notes 5 through 9 to these unaudited condensed consolidated financial statements. The Company is in default with respect to payment of both principal and interest under the terms of most of these instruments. In addition, at September 30, 2020, the Company had $9,228,987 of accounts payable and accrued expenses and only $795 cash on hand.

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

Note 3. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and, in our opinion, reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2019, attached to our annual report on Form 10-K.

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

Land development costs, which have been capitalized, consist of the following at September 30, 2020 and December 31, 2019:

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

The fair value measurement of the derivative indemnification liability at September 30, 2020 and December 31, 2019 listed in Note 8 below was developed using Level 1 inputs.

Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. No impairment existed at September 30, 2020.

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

The table below summarizes the components of potential dilutive securities at September 30, 2020 and 2019.

	September 30,	September 30,
Description	2020	2019

Convertible Preferred Stock	260,000	260,000
Options to Purchase Common Shares	3,415,000	3,415,000

Total	3,675,000	3,675,000

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

Note 4. Accounts Payable and Accrued Expenses

The table below outlines the elements included in accounts payable and accrued expenses at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Related parties:
Accrued payroll due officers	$2,894,711	$2,669,711
Accrued interest due officers and directors	1,613,626	1,336,626
Accrued director fees	636,250	568,750
Base rents due to the President	280,856	240,050
Associated rental costs	100,176	81,730
Other	17,308	17,308
Total related parties	$5,542,927	$4,914,175

Non-related parties:
Accrued interest	$2,202,264	$2,006,545
Accrued dividends	939,800	863,600
Accrued fines and penalties	197,750	140,100
Other	346,246	263,115
Total non-related parties	$3,686,060	$3,273,360

Note 5. Convertible Notes and Line of Credit

Line of Credit

In 2008, the Company entered into an agreement with an unrelated third party for an unsecured Line of Credit up to a maximum of $1,000,000. The Line of Credit carries an interest rate on amounts borrowed of 9% per annum. All funds originally advanced under the facility were due and payable by November 1, 2012. As an inducement to provide the facility, the lender was awarded an immediate option to purchase 50,000 shares of common stock of the Company at $1.75 per share. In addition, the lender received an option to purchase a maximum of 250,000 additional shares of common stock of the Company at $1.75 per share. The options expire following repayment in full by the Company of the amount borrowed. The Company is in default under the repayment terms of the agreement. At September 30, 2020 and December 31, 2019, the unpaid principal and accrued interest due on the obligation totaled $2,010,737 and $1,943,422, respectively.

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

The Convertible Notes issued pursuant to the two Private Placements discussed above total $962,500 in principal and became due and payable beginning in March 2012 and extending to various dates through June 2013.As of the date of the filing of this report, all of the aforementioned debt obligations remain unpaid and in default under the repayment terms of the notes. In November 2020, the Superior Court of the State of Delaware awarded Judgments in favor of certain holders of these Promissory Notes who filed suit against the Company. As a result, the Company must carry an aggregate of $486,796 (total principal and interest) as debt owed to these noteholders. As of September 30, 2020 and December 31, 2019, all Notes issued had a total outstanding principal of $962,500 and accrued interest, including the additional interest awarded pursuant to the Court Judgments of $829,780 and $754,991, respectively.

The table below summarizes the Company’s debt arising from the above-described sources as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Private placements - March 1, 2010*	$475,000	$475,000
Private placements - October 25, 2010	487,500	487,500
	$962,500	$962,500

*Of the 2010 placements above, $75,000 is due to a related party.

Note 6. Convertible Debentures Payable

Pursuant to a Private Placement Memorandum dated February 14, 2014 (the “Private Placement”), the Company offered up to a maximum of $3,000,000 of Collateralized Convertible Senior Debentures to accredited or institutional investors. The Offering was conducted contingent on the deposit into Escrow of the purchase price for all of the Debentures offered in the principal amount of $3,000,000. The Debentures, once issued, originally bore interest at 4% per annum after 180 days, matured six years from the date of issuance, and were secured by a lien on the Company’s Mississippi property. The interest rate on these debentures was raised pursuant to a settlement agreement. The debentures were offered in three tranches as follows:

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

When originally issued, in the event the Company failed to meet the conditions for conversion of the Debentures, the First Tranche Convertible Debentures, which total $950,000, would have been due on March 31, 2020 and the Second Tranche Convertible Debentures, which total $850,000, would have been due December 31, 2020. The sole remaining non-convertible Debenture in the amount of $50,000 would have been due March 31, 2020. However, the Company is in default with respect to interest payments due under the Debenture agreements in the amount of $389,929 and as a result, the Debentures payable are reported as current liabilities. Certain Debenture holders sued the Company for failing to make payments due under the terms of the Debentures and the case was settled. See Note 15 below. Total accrued interest due on all outstanding Debentures amounted to $408,581 and $353,233 at September 30, 2020 and December 31, 2019, respectively.

Note 7. Short Term Notes and Interest Bearing Advance

Promissory Note

On June 9, 2017, the Company entered into a Promissory Note with an unrelated lender in exchange for proceeds in the amount of $15,000. Interest on the note is 12.5% per annum and payable March 1 of each year the note remains outstanding. Payment in full of the Note was due June 9, 2019. Mississippi Gaming Corporation, a wholly owned subsidiary of the Company, guaranteed the Note. In addition, the President of the Company agreed to personally guarantee the Note and to personally secure the Note with an assignment of proceeds due to her under the first lien on the Diamondhead property. The interest payments since March 1, 2018 have not been made. Accrued interest due on this obligation amounted to $6,205 and $4,803 at September 30, 2020 and December 31, 2019, respectively.

Bank Credit Facility

Wells Fargo Bank provided an unsecured credit facility of up to $15,000 to the Company. The facility required a variable monthly payment of amounts borrowed plus interest, which is applied at 11.24% on direct charges and 24.99% on any cash advanced through the facility. At September 30, 2020 and December 31, 2019, a principal balance of $18,004 remained outstanding on the facility. The lending bank has since cancelled privileges under the facility for non-payment.

Interest Bearing Advances

In 2016, the Company received cash advances totaling $47,500 from seven lenders which included $22,500 from third parties (see Note 8 for related party advances). The proceeds from the cash advances were earmarked for the payment of accounting and auditing fees and other expenses required to file the Company’s Form 10-Q. On August 25, 2016, the Company issued a Note to the foregoing lenders, which matures four years from the date of issuance and bears interest at 8% per annum, with a full year of interest accruing in any year in which the advance remains unpaid. Accrued interest due on the above notes amounted to $9,800 and $7,600 at September 30, 2020 and December 31, 2019, respectively.

On February 2, 2017, the Company borrowed $25,000 from an unrelated third party. The Note carries an annual interest rate of approximately 12.5% and is past due. The Company is in default and as such, the lender may increase the interest rate due by an amount of up to 3% per annum in excess of the rate then otherwise applicable. The Company does not have the funds to repay the advance. The President of the Company has agreed to personally secure the note with an assignment of proceeds due to her under the first lien on the Property. Accrued interest on this obligation amounted to $11,430 and $9,092 at September 30, 2020 and December 31, 2019, respectively.

The above short-term notes and interest-bearing advances total $80,504 in aggregate and all are in default under the original agreed to terms.

Note 8. Current Notes Payable Due to Related Parties

In 2016, the Company received cash advances totaling $47,500 from seven lenders which included $25,000 from three Current Directors of the Company (see Note 7). The proceeds from the cash advances were earmarked for the payment of accounting and auditing fees and other expenses required to file the Company’s Form 10-Q. On August 25, 2016, the Company issued a Note to the foregoing lenders, which matures four years from the date of issuance and bears interest at 8% per annum, with a full year of interest accruing in any year in which the advance remains unpaid. Accrued interest due on the above notes amounted to $10,000 and $8,000 at September 30, 2020 and December 31, 2019, respectively. These amounts are included in current liabilities on the unaudited condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019. This note is secured by a second lien on the Diamondhead Property.

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

The Chairman advanced the $67,628 on condition that: (is) the advance constitute a lien with interest at 4% per annum under that Land Deed of Trust recorded September 26, 2014; (ii) he be paid additional interest of 11% per annum on the amount advanced and owing and that the full 11% interest per annum is payable during any calendar year in which all or part of the amount advanced and owing or interest due thereon remains unpaid; (iii) this additional interest obligation be treated as a separate and secured debt of the Company, to be evidenced by a separate note and is secured with a separate and third lien to be placed on the Property (hereafter “the Third Lien”); (iv) the entire obligation will be treated as an advance to be paid out of any subsequent incoming financing obtained by the Company or any amounts recovered by the Company from a defendant in that collection action brought by the Company in the Circuit Court of Montgomery County, Maryland; and (v) he be indemnified for any losses sustained on the sale of that common stock sold to cover the payment of real estate property taxes and any credit card fees associated with payment. The Chairman has identified the common stock to be sold and will provide the Company with the documentation required to document the sale of said stock and to calculate the future loss, if any, on said stock. The fair value measurement of the derivative indemnification liability at September 30, 2020 and December 31, 2019 was developed using Level 1 inputs, which was valued at $0. On June 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from the date of issue, to the Chairman for an amount up to $100,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi Gaming Corporation placed a third lien on the Property to secure this obligation for $100,000. Accrued interest on the note amounted to $38,368 and $28,906 at September 30, 2020 and December 31, 2019, respectively.

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

At September 30, 2020, the Chairman had advanced a total of $467,953, net of repayment of $16,250, under both the March 2018 and March 2019 arrangements and was owed accrued interest in the amount of $140,433 and $80,384 at September 30, 2020 and December 31, 2019, respectively.

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

As of September 30, 2020, the President had advanced a total of $51,717, net of repayments of $19,917, under this agreement. The President previously agreed to secure a $25,000 loan and interest due thereon and to secure and guarantee a $15,000 loan and interest due thereon due non-related parties discussed above. The President is also personally liable for certain bank-issued credit cards used by the Company to pay expenses incurred by the Company in the approximate amount of $18,000. On June 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from date of issue, to the President for an amount up to $100,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi gaming Corporation placed a third lien on the Diamondhead Property to secure this obligation for $100,000. Accrued interest due on this note amounted to $22,635 and $14,278 at September 30, 2020 and December 31, 2019, respectively.

The third lien placed on the Diamondhead Property, which secures the above three promissory notes, totals up to $400,000 and is payable to the Chairman of the Board ($300,000) and President ($100,000) of the Company.

The majority of the principal balance of the notes payable to the officers and directors discussed above were due in September 2019 and totaled $519,670 and $437,321 in aggregate, at September 30, 2020 and December 31, 2019, respectively.

In 2016, the Chairman of the Board of Directors of the Company loaned the Company $90,000. On August 25, 2016, the Company issued a Note to the Chairman of the Board. The Note bears interest at 14% per annum effective August 1, 2016 and matures four years from the date of issuance. Accrued interest due on the above note amounted to $52,506 and $43,082 at September 30, 2020 and December 31, 2019, respectively. The note is currently in default.

Note 9. Long-Term Notes Payable Due Others

In October 2017, the Company entered into a settlement with a holder of $150,000 of convertible notes as described in Note 5 above. As part of the settlement, the Company agreed to pay legal fees in the amount of $50,000 and issued a four year note at 0% interest to satisfy this obligation.

Note 10. Related Party Transactions

As of September 30, 2020, the President of the Company is owed deferred salary in the amount of $2,691,996 and the Vice President and the current Chairman of the Board of Directors of the Company is owed deferred salary in the amount of $121,140. The Board of directors agreed to pay interest at 9% per annum on the foregoing amounts owed. Interest expense under this agreement amounted to $180,977 and $160,782 during the nine months ended September 30, 2020 and 2019, respectively. Total interest accrued under this agreement totaled $1,275,416 and $1,094,439 as of September 30, 2020 and December 31, 2019, respectively.

The Company has a month-to-month lease with the President and then-Chairman of the Board of Directors of the Company, for office space in a furnished and fully equipped townhouse office building owned by the President in Alexandria, Virginia. The lease calls for monthly base rent in the amount of $4,534 and payment of associated costs of insurance, real estate taxes, utilities and other expenses. Rent expense associated with this lease amounted to base rent in the amount of $40,806 and associated rental costs of $18,446 for a total of $59,252 for the nine months ended September 30, 2020 and base rent of $40,806 and associated rental costs of $15,931 for a total of $56,737 for the nine months ended September 30, 2019. No payments associated with the base rents were made in the nine months ended September 30, 2020. At September 30, 2020 and December 31, 2019, amounts owing for base rent and associated rental costs totaled $381,032 and $321,780, respectively.

Directors of the Company are entitled to a director’s fee of $15,000 per year for their services. The Company has been unable to pay directors’ fees to date. A total of $636,250 and $568,750 was due and owing to the Company’s current and former directors as of September 30, 2020 and December 31, 2019, respectively. Directors have previously been compensated and may, in the future, be compensated for their services with cash, common stock, or options to purchase common stock of the Company.

See Notes 4, 5, 7, 8, 9 and 11 for other related party transactions.

Note 11. Commitments and Contingencies

Liens

As of September 30, 2020, there were three liens on the Company’s Diamondhead, Mississippi Property as follows:

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

Other

The Company is currently delinquent in filing those documents and forms required to be filed in connection with its Employee Stock Ownership Plan (“ESOP”) for the year ended December 31, 2019, 2018, 2017, 2016 and 2015. The Company did not have the funds to pay professionals to prepare, audit and file these documents and forms when due. Although these required filings normally do not result in any tax due to an agency of the government, the Company could be subject to significant penalties for failure to file these forms when due. Penalties are assessed by the Department of Labor on a per diem basis from the original due dates for the required informational filings until the filings are actually made. The Company has accrued $197,750 and $140,100 on the current delinquent filings as of September 30, 2020 and December 31, 2019, respectively. The Company intends to bring its ESOP-required filings current and when current, will attempt to enroll in a voluntary compliance program with the Department of Labor with respect to any penalties or fines incurred. However, there can be no assurance the Company will be able to enroll in any such program or obtain a reduction of the fines and penalties that may be due.

The Company and its subsidiaries file their federal tax return on a consolidated basis. The Company has not filed its consolidated federal tax returns for the years ended December 31, 2020, 2019, 2018, 2017 and 2016. The Company believes no tax will be due with these federal returns. The Company has not filed its annual reports together with its franchise tax due with the state of Delaware for 2020, 2019 and 2018. Mississippi Gaming Corporation, a wholly owned subsidiary of the Company, has not filed its annual reports, together with its franchise tax due, with the state of Delaware for 2020, 2019 and 2018. Casino World, Inc., a wholly owned subsidiary of the Company, has not filed its annual reports, together with its franchise tax due, with the state of Delaware for 2020, 2019, 2018, 2017 and 2016. Mississippi Gaming Corporation has not filed its corporate income and franchise tax returns, together with the tax due, with the state of Mississippi for 2020, 2019, or 2018. Casino World, Inc. has not filed its corporate income and franchise tax returns, together with the tax due, with the state of Mississippi for 2020, 2019, 2018, 2017 and 2016.

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

On December 12, 2019, the parties entered into a written Settlement Agreement. The Settlement Agreement, in addition to other terms and conditions provides, in pertinent part, as follows: i) in the event Mississippi Gaming Corporation (“MGC”) entered into a contract for the sale of the Diamondhead Property on or before December 31, 2019, the Plaintiffs would be paid the principal due under the debentures and interest stated in the debentures of four percent (4%) per annum through the payment date; ii) in the event MGC entered into a contract for the sale of the Property on or before June 30, 2020, the Plaintiffs would be paid the principal due under the debentures, interest of four percent (4%) per annum through December 31, 2019 and, beginning January 1, 2020, interest of five percent (5%) per annum through the payment date; iii) in the event MGC has not entered into a contract for the sale of the Property on or before June 30, 2020, but has done so on or before December 31, 2021, the Plaintiffs would be paid the principal due under the debentures, interest of four percent (4% ) per annum through December 31, 2019 and, beginning January 1, 2020, interest of six percent (6%) per annum through the payment date; and iv) if MGC has not entered into a contract for the sale of the Property on or before December 31, 2021, the Plaintiffs will be entitled to a Judgment for the principal due under the debentures, interest of four percent (4%) per annum through December 31, 2019 and, beginning January 1, 2020, interest of six percent (6%) per annum through the date of Judgment. Following entry of Judgment, interest will accrue at the then post-judgment rate of interest charged pursuant to the laws of the State of Delaware. There is a provision for the payment of reasonable attorneys fees to counsel for Plaintiffs in the event MGC has not entered into a contract for the sale of the Property on or before December 31, 2019. If the parties cannot agree on the amount that constitutes reasonable attorneys fees, the parties will submit the matter to the Court for determination, but in no event will such fees exceed $160,000 unless there is a default in the Settlement Agreement. On January 13, 2020, the parties filed a Stipulation of Voluntary Dismissal with Prejudice in the case. The principal and interest pertaining to the settlement above has been accrued through September 30, 2020.

CASE SETTLED

John Hawley, as servicing agent for Argonaut 2000 Partners, L.P. v. Diamondhead Casino Corporation (Superior Court of the State of Delaware)(Case No. N19C-02-239 RRC)

On February 28, 2019, the above-named Debenture holder filed a Complaint against the Company in the Superior Court of the State of Delaware for monies due and owing pursuant to certain Collateralized Convertible Senior Debentures issued on March 31, 2014 and December 31, 2014. The plaintiff was seeking $100,000, plus interest from January 1, 2015, together with costs and fees. The Company was served with the Complaint on March 8, 2019. On March 28, 2019, the Company filed its Answer, Affirmative Defenses and Counterclaim and Affidavit of Defense. The plaintiff in this case is represented by the same law firms that represent plaintiffs in the above-referenced case. Thus, at the mediation conference held on July 11, 2019 in the above case, the parties agreed that the same settlement agreement reached in that case would apply to the plaintiff in this case as well. A Stipulation of Dismissal With Prejudice was filed in the case on January 13, 2020. The principal and interest pertaining to the settlement above has been accrued through September 30, 2020.

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

CASE DECIDED

Arnold J. Sussman, Robert Skaff and David J. Towner v. Diamondhead Casino Corporation (Superior Court of the State of Delaware) (Case No. N18C-11-091-WCC )

On November 9, 2018, Sussman filed suit against the Company for breach of a Promissory Note issued November 10, 2010, in the principal amount of $50,000, with interest payable at 9% per annum, with a maturity date of November 10, 2012. Plaintiff sought payment of principal of $50,000 and interest due from June 30, 2012 to present. On November 28, 2018, Skaff and Towner also filed suit against the Company in the same court for breach of Promissory Notes (Case No. N18C-11-232 ALR). Skaff filed suit i) for breach of a note issued on November 29, 2010 in the principal amount of $37,500 with interest payable at 9% per annum, with a maturity date of November 29, 2012 and ii) for breach of a note issued on June 21, 2011, in the principal amount of $25,000 with interest payable at 9% per annum, with a maturity date of June 21, 2013. Towner filed suit for breach of a note issued on November 29, 2010, in the principal amount of $25,000 with interest payable at 9% per annum, with a maturity date of November 29, 2012. The cases were consolidated for hearing and trial. On February 15, 2019, the Plaintiffs filed their Consolidated Complaint. On March 7, 2019, the Company filed its Answer and Affirmative Defenses and Affidavit of Defense. On or about April 1, 2020, the Plaintiffs filed a motion for summary judgment and a brief in support thereof. The Company filed a brief in opposition. On July 13, 2020, the Court heard oral argument on the motion. On November 13, 2020, the Court granted Plaintiffs’ motion for summary judgment. On December 4, 2020, the Court entered a Final Order and Judgment in the case awarding judgment to Plaintiffs as follows: i) Sussman: $88,151.46; ii) Skaff: $109,978.93; and iii) Towner: $44,127.68. Post-judgment interest was awarded in accordance with the legal rate in Delaware (5% plus the federal discount rate). The principal and interest pertaining to the settlement above has been accrued through September 30, 2020.

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

Through the issuance date of this report, the President advanced additional funds totaling $1,934.

Item 2. Management’s Discussion and Analysis of Financial Condition and Financial Results

Forward Looking Statements

This section should be read together with the consolidated financial statements and related notes thereto, for the year ended December 31, 2019, included with our annual report filed on Form 10-K.

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

Liquidity

The Company has incurred continued losses over the years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has had no operations since it ended its gambling cruise ship operations in 2000. Since that time, the Company has concentrated its efforts on the development of its Diamondhead, Mississippi Property. The development of the Diamondhead Property is dependent on obtaining the necessary capital, through equity and/or debt financing, unilaterally, or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, staff, open, and operate a casino resort. In the past, the Company has been able to sustain itself through various short term borrowings, however, as of September 30, 2020, the Company had minimal cash, while accounts payable and accrued expenses totaled $9,228,987 and the Company had an accumulated deficit of $40,585,595. In addition, the Company reported a net loss applicable to common shareholders of $1,137,376 for the nine months ended September 30, 2020. Therefore, in order to sustain itself, it is imperative that the Company secure a source of funds to provide further working capital.

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

Financial Results and Analysis

During the nine months ended September 30, 2020 and 2019, the Company incurred net losses applicable to common stockholders of $1,137,376 and 1,086,187, respectively. The increase in the loss, which totaled $51,189, is primarily attributable to higher related party interest expense in 2020.

Administrative and general expenses incurred totaled $525,317 and $523,574 for the nine months ending September 30, 2020 and 2019, respectively. The table below depicts the major categories comprising these expenses:

	September 30,	September 30,
	2020	2019
Payroll and Related Taxes	$225,000	$225,000
Director Fees	67,500	67,500
Professional Services	94,980	113,373
Rents and Insurances	59,252	57,377
Fines and Penalties	57,650	45,404
All Other Expenses	20,935	14,920
Total General and Administrative Expenses	$525,317	$523,574

Other Income and Expense

Interest expense incurred totaled $485,123 and $463,065 for the nine months ended September 30, 2020 and 2019, respectively, an increase of $22,058. The increase in 2020 is primarily attributable to the impact of accrued interest on unpaid wages which continues to accrue quarterly as well as the impact from new borrowings arising during the last quarter of 2019 and first three quarters of 2020.

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

Related Party

In July, 2017, the Chairman of the Board paid $67,628 for all property taxes due, together with all interest due thereon, to Hancock County, Mississippi for an approximate 400-acre tract of land (“the Diamondhead Property”), owned by Mississippi Gaming Corporation, a wholly-owned subsidiary of the Company. In 2018, the Chairman advanced additional funds totaling $205,250 to the Company. In 2020 and 2019, the Chairman advanced additional funds totaling $69,679 and $125,396, respectively, to the Company. As of September 30, 2020, the Chairman had advanced a total of $467,954 to the Company. The conditions of the notes under which the Chairman agreed to make the foregoing payments and advances are discussed in full detail in Note 8 of attached unaudited condensed consolidated financial statements.

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

Had the Company paid the note in full at December 31, 2019 and September 30, 2020, in addition to the principal and interest due, the Company would not have been liable for any additional funds to indemnify the Chairman pursuant to the terms of the notes.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer, who also serves as Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the nine months ended September 30, 2020 that are expected to materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 12, 2019, the parties entered into a written Settlement Agreement. The Settlement Agreement, in addition to other terms and conditions provides, in pertinent part, as follows: i) in the event Mississippi Gaming Corporation (“MGC”) entered into a contract for the sale of the Diamondhead Property on or before December 31, 2019, the Plaintiffs would be paid the principal due under the debentures and interest stated in the debentures of four percent (4%) per annum through the payment date; ii) in the event MGC entered into a contract for the sale of the Property on or before June 30, 2020, the Plaintiffs would be paid the principal due under the debentures, interest of four percent (4%) per annum through December 31, 2019 and, beginning January 1, 2020, interest of five percent (5%) per annum through the payment date; iii) in the event MGC has not entered into a contract for the sale of the Property on or before June 30, 2020, but has done so on or before December 31, 2021, the Plaintiffs would be paid the principal due under the debentures, interest of four percent (4% ) per annum through December 31, 2019 and, beginning January 1, 2020, interest of six percent (6%) per annum through the payment date; and iv) if MGC has not entered into a contract for the sale of the Property on or before December 31, 2021, the Plaintiffs will be entitled to a Judgment for the principal due under the debentures, interest of four percent (4%) per annum through December 31, 2019 and, beginning January 1, 2020, interest of six percent (6%) per annum through the date of Judgment. Following entry of Judgment, interest will accrue at the then post-judgment rate of interest charged pursuant to the laws of the State of Delaware. There is a provision for the payment of reasonable attorneys fees to counsel for Plaintiffs in the event MGC has not entered into a contract for the sale of the Property on or before December 31, 2019. If the parties cannot agree on the amount that constitutes reasonable attorneys fees, the parties will submit the matter to the Court for determination, but in no event will such fees exceed $160,000 unless there is a default in the Settlement Agreement. On January 13, 2020, the parties filed a Stipulation of Voluntary Dismissal with Prejudice in the case. The principal and interest pertaining to the settlement above has been accrued through September 30, 2020.

CASE SETTLED

John Hawley, as servicing agent for Argonaut 2000 Partners, L.P. v. Diamondhead Casino Corporation (Superior Court of the State of Delaware)(Case No. N19C-02-239 RRC)

On February 28, 2019, the above-named Debenture holder filed a Complaint against the Company in the Superior Court of the State of Delaware for monies due and owing pursuant to certain Collateralized Convertible Senior Debentures issued on March 31, 2014 and December 31, 2014. The plaintiff was seeking $100,000, plus interest from January 1, 2015, together with costs and fees. The Company was served with the Complaint on March 8, 2019. On March 28, 2019, the Company filed its Answer, Affirmative Defenses and Counterclaim and Affidavit of Defense. The plaintiff in this case is represented by the same law firms that represent plaintiffs in the above-referenced case. Thus, at the mediation conference held on July 11, 2019 in the above case, the parties agreed that the same settlement agreement reached in that case would apply to the plaintiff in this case as well. A Stipulation of Dismissal With Prejudice was filed in the case on January 13, 2020. The principal and interest pertaining to the settlement above has been accrued through September 30, 2020.

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

CASE DECIDED

Arnold J. Sussman, Robert Skaff and David J. Towner v. Diamondhead Casino Corporation (Superior Court of the State of Delaware) (Case No. N18C-11-091-WCC )

On November 9, 2018, Sussman filed suit against the Company for breach of a Promissory Note issued November 10, 2010, in the principal amount of $50,000, with interest payable at 9% per annum, with a maturity date of November 10, 2012. Plaintiff sought payment of principal of $50,000 and interest due from June 30, 2012 to present. On November 28, 2018, Skaff and Towner also filed suit against the Company in the same court for breach of Promissory Notes (Case No. N18C-11-232 ALR). Skaff filed suit i) for breach of a note issued on November 29, 2010 in the principal amount of $37,500 with interest payable at 9% per annum, with a maturity date of November 29, 2012 and ii) for breach of a note issued on June 21, 2011, in the principal amount of $25,000 with interest payable at 9% per annum, with a maturity date of June 21, 2013. Towner filed suit for breach of a note issued on November 29, 2010, in the principal amount of $25,000 with interest payable at 9% per annum, with a maturity date of November 29, 2012. The cases were consolidated for hearing and trial. On February 15, 2019, the Plaintiffs filed their Consolidated Complaint. On March 7, 2019, the Company filed its Answer and Affirmative Defenses and Affidavit of Defense. On or about April 1, 2020, the Plaintiffs filed a motion for summary judgment and a brief in support thereof. The Company filed a brief in opposition. On July 13, 2020, the Court heard oral argument on the motion. On November 13, 2020, the Court granted Plaintiffs’ motion for summary judgment. On December 4, 2020, the Court entered a Final Order and Judgment in the case awarding judgment to Plaintiffs as follows: i) Sussman: $88,151.46; ii) Skaff: $109,978.93; and iii) Towner: $44,127.68. Post-judgment interest was awarded in accordance with the legal rate in Delaware (5% plus the federal discount rate). The principal and interest pertaining to the settlement above has been accrued through September 30, 2020.

Item 1A. Risk Factors

As a smaller reporting company, information under this item is not required to be presented.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

Refer to the footnotes for all defaults on the Company’s indebtedness.

The Company is in arrears on the payment of dividends due on its three series of preferred stock currently issued and outstanding. The Company has not paid preferred dividends due in the first nine months of 2020 in the amount of i) $15,000 on its Series S preferred stock; ii) $15,000 on its Series S-NR preferred stock; and iii) $20,800 on its Series S-PIK preferred stock. The table below summarizes total preferred stock dividends in arrears at September 30, 2020.

Total Amount
Description	In Arrears

Series S	$277,500
Series S-NR	277,500
Series S-PIK	384,800

Total In Arrears	$939,800

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

