Form 10-K
period 2020-12-31
DIAMONDHEAD CASINO CORP
filed 2021-09-03
CIK 844887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2020

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

Yes ☐ No ☒

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the Company based on the closing price of the stock on the over-the-counter market at June 30, 2021 was $218,421.

The number of common shares outstanding as of September 2, 2021: 36,297,576

i

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

For the years ending December 31, 2020 and December 31, 2019, the Company’s limited resources were consumed by extensive litigation relating to various lawsuits and unsuccessful efforts to obtain financing. See item 3; Legal Proceedings.

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

As there were no operations in 2020, the Company was not required to make any license or tax payments and does not owe any fees as of December 31, 2020.

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

Competition

There is intense competition in the Mississippi market in which the Company intends to operate and in surrounding markets. The Company will compete directly with other existing gaming facilities located in Mississippi and in bordering states, including Louisiana. In addition, there may be additional casinos opening on the Gulf Coast of Mississippi or in Louisiana. The Company will also be competing directly and indirectly, with gaming facilities throughout the United States and throughout the world, as well as with Native American gaming operations which enjoy certain tax advantages. The Company expects competition to increase as new gaming operators enter these markets, existing competitors expand their operations, gaming activities expand in existing jurisdictions, gaming is legalized in new jurisdictions, and legalized gaming expands on the internet. Assuming it is successful in developing a destination casino resort, the Company will also be competing with other forms of gaming and entertainment, including but not limited to, bingo, online gambling, pull tab games, card parlors, sports-book operations, pari-mutuel betting, dog racing, lotteries, jai-alai, video lottery terminals, and video poker terminals.

Sports Betting

On August 1, 2018, Mississippi legalized single game sports betting. As of December 31, 2020, all twenty-six of the Mississippi below-referenced casinos had sports wagering.

The following chart identifies casinos which are located in Mississippi and with which the Company will compete. Except for distances, the information contained in the chart is derived from the Mississippi Gaming Commission’s Monthly Survey Information (Property Data) for the period December 1, 2020 through December 31, 2020.

							Approximate
							Distance to
	Gaming	Slot	Table	Poker	Hotel	Total	Diamondhead
REGION	Sq. Ft	Games	Games	Games	Rooms	Parking	(in miles)

COASTAL REGION

Beau Rivage Casino	84,819	1,072	75	9	1,740	3,320	35
Boomtown Casino	37,891	482	15	0	0	1,490	33
Golden Nugget	54,728	702	44	9	706	1,345	35
Hard Rock Casino	50,984	722	55	0	479	2,332	35
Harrah’s Gulf Coast	31,903	580	28	0	499	2,705	35
IP Casino Resort Spa	81,733	850	48	4	1,088	3,400	33
Palace Casino	38,000	580	26	0	234	1,590	33
Treasure Bay Casino	28,140	440	26	0	197	1,469	31
Island View Casino	117,500	1,554	49	0	974	4,150	23
Hollywood Casino	56,300	634	21	0	291	1,700	12
Silver Slipper Casino	38,926	534	23	0	129	1,057	15
Scarlet Pearl	60,445	578	33	0	300	2,333	33

Region Totals	681,369	8,728	443	22	6,637	26,891

NORTHERN REGION

1st Jackpot Casino Tunica	46,535	577	9	0	0	1,699	377
Fitzgerald’s Casino Tunica	38,457	694	9	0	506	1,795	379
Gold Strike Casino Resort	50,000	858	66	0	1,133	2,412	373
Hollywood Casino- Tunica	55,000	584	8	6	494	1,801	379
Horseshoe Casino and Hotel	63,000	680	75	13	505	6,040	373
Isle of Capri-Lula	56,985	298	9	0	486	1,500	345
Sam’s Town- Tunica	53,000	594	10	0	354	4,308	378

Region Totals	362,977	4,285	186	19	3,478	19,555

CENTRAL REGION

Ameristar Casino Hotel	72,210	783	11	1	148	3,063	210
Harlow’s Casino Resort	33,000	455	15	0	105	1,500	285
Casino Vicksburg	32,000	365	8	0	89	1,063	212
Magnolia Bluffs Casino	16,032	277	15	3	140	427	199
Riverwalk Casino	25,000	437	11	0	76	748	211
Trop Casino Greenville	22,822	338	4	0	40	734	287
Water View Casino & Hotel	32,200	412	11	0	122	631	211

Region Totals	233,264	3,067	75	4	720	8,166

STATE TOTALS	1,277,610	16,080	704	45	10,835	54,612

Louisiana Competition

The Company believes that its greatest competition will come from any existing and any new casinos that might be constructed in or around Diamondhead, Bay St. Louis, Gulfport and Biloxi, Mississippi due to their close proximity to the Diamondhead Property. While the Company’s primary competition is expected to come from the foregoing, the Company’s Diamondhead, Mississippi casino will also compete with casinos and other gaming located in the adjacent State of Louisiana, including potential casinos in Slidell, Louisiana. The following information is based, in large part, on the Louisiana Gaming Control Board’s 25th Annual Report to the Louisiana State Legislature for 2020 which covers the fiscal year 2019 through 2020, ending June 30, 2020. On March 16, 2020, due to COVID 19, all casinos and other gaming establishments in Louisiana were required to cease operations and close. On May 8, 2020, the state authorized a re-opening of casinos and gaming establishments with limited capacity and limited gaming positions. On March 30, 2021, these restrictions were lifted. The fiscal year ended June 30, 2020 with adjusted gross revenue of $2,472,674,755, a decrease of $648,095,199 from the previous year. The following information reflects the impact of COVID 19 on the gaming industry in Louisiana.

Louisiana has four land-based casinos. Inasmuch as the Company’s casino will be land-based, significant competition is expected to come from Harrah’s land-based casino located in downtown New Orleans. This casino is approximately one hour from the Diamondhead site. The land-based casino in New Orleans generated $60,040,872 in gaming revenue. This represented a decrease of $3,108,192 from the previous fiscal year. Harrah’s employs approximately 2,378 individuals. Three of the land-based casinos in Louisiana are Indian casinos, which are located in Marksville in central Louisiana and in Kinder and Charenton in southern Louisiana. These are not expected to represent significant competition because of their distance from the Diamondhead site. None of the three tribes are required to pay any fees directly to the state nor can they be required to provide the Louisiana Gaming Control Board with any financial figures, although the Chitimacha Tribe in Charenton provides information voluntarily. All of these tribes make contributions to the local governments in their respective locations.

There are fifteen riverboat casinos authorized to operate in Louisiana. There are six riverboat casinos in the Shreveport-Bossier City area, which is about 360 miles from the Diamondhead Property; three in Lake Charles, which is approximately 246 miles from the Diamondhead Property; three in East Baton Rouge Parish, which is approximately 123 miles from the Diamondhead Property; and one each in Kenner, Harvey and Amelia, which are approximately 73, 71, and 139 miles, respectively, from the Diamondhead Property. These riverboat casinos employ approximately 12,667 individuals and in fiscal year 2019-2020, contributed $313,100,017 in net revenue to Louisiana. Adjusted gross revenue decreased in Lake Charles, Baton Rouge, Shreveport/Bossier and New Orleans.

As of June 30, 2020, there were approximately 1,567 video poker outlets and 12,669 video poker devices in the 31 parishes in Louisiana where video poker gaming had been approved in the local option election of November 5, 1996. These machines are authorized in bars, restaurants, hotels, off-track betting parlors and truckstops. Franchise fees to Louisiana from video poker amounted to $158,750,345 for fiscal year 2019-2020, a decrease of $24,126,60 from the previous fiscal year.

Slot machine gaming at racetracks in Louisiana generated $277,411,323 in adjusted gross revenue for fiscal year 2019-2020, a decrease of $77,685,801 from the previous fiscal year. After subtracting the Support Contribution Deduction of $49,934,039 for Purse Supplements, Executive Committee of the Louisiana Thoroughbred Breeders’ Association, and Executive Committee of the Louisiana Quarter Horse Breeders Association, Louisiana received fees in the amount of $42,083,298. There were 1,389 individuals employed at the racing facilities.

On June 9, 2020, the Governor of Louisiana signed a law which provided for the regulatory structure and laws for the operation of fantasy sports. It required the Louisiana Gaming Control Board to institute rulemaking procedures no later than August 1, 2020. The rulemaking process took from July 6, 2020 until February 20, 2021. Applications are currently being processed and reviewed.

Louisiana generated direct gaming revenue of $573,954,533 for fiscal year 2019-2020, a decrease of $132,436,195 from the previous fiscal year. The cumulative effect of the foregoing could be seen as having a significant competitive effect on the Diamondhead Property project.

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

The first lien is also composed of an Investors’ Lien, which secures the investment of purchasers of securities in a Private Placement dated February 14, 2014, as amended. There is a lien in the amount of $1 million in principal in favor of the Holders of the original and/or Amended and Restated First Tranche Collateralized Convertible Senior Debentures issued for an aggregate of $1 million and a lien in the principal amount of $850,000 in favor of the Holders of the Second Tranche Collateralized Convertible Senior Debentures issued for an aggregate of $850,000, for a total lien of $1.85 million in principal. This is an interest-bearing lien.

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

In May of 2021, the Chairman of the Board of the Company loaned the Company $50,000 on the same terms and conditions as loans made by certain unrelated third parties in 2020 and 2021. The Company placed a sixteenth lien on the Property in July 2021 to secure this non-interest bearing note which totals $50,000 in principal and calls for the issuance of 100,000 shares of common stock. The note is not convertible. As of the issuance date of these financial statements, no shares have been issued.

In July 2021, a seventeenth lien was placed on the Property to secure a non-interest bearing note issued in July 2021 for $25,000 in principal and which calls for the issuance of 50,000 shares of common stock. The note is not convertible. As of the issuance date of these financial statements, no shares have been issued.

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

On December 12, 2019, the parties entered into a written Settlement Agreement. The Settlement Agreement, in addition to other terms and conditions provides, in pertinent part, as follows: i) in the event Mississippi Gaming Corporation (“MGC”) entered into a contract for the sale of the Diamondhead Property on or before December 31, 2019, the Plaintiffs would be paid the principal due under the debentures and interest stated in the debentures of four percent (4%) per annum through the payment date; ii) in the event MGC entered into a contract for the sale of the Property on or before June 30, 2020, the Plaintiffs would be paid the principal due under the debentures, interest of four percent (4%) per annum through December 31, 2019 and, beginning January 1, 2020, interest of five percent (5%) per annum through the payment date; iii) in the event MGC has not entered into a contract for the sale of the Property on or before June 30, 2020, but has done so on or before December 31, 2021, the Plaintiffs would be paid the principal due under the debentures, interest of four percent (4%) per annum through December 31, 2019 and, beginning January 1, 2020, interest of six percent (6%) per annum through the payment date; and iv) if MGC has not entered into a contract for the sale of the Property on or before December 31, 2021, the Plaintiffs will be entitled to a Judgment for the principal due under the debentures, interest of four percent (4%) per annum through December 31, 2019 and, beginning January 1, 2020, interest of six percent (6%) per annum through the date of Judgment. Following entry of Judgment, interest will accrue at the then post-judgment rate of interest charged pursuant to the laws of the State of Delaware. There is a provision for the payment of reasonable attorney’s fees to counsel for Plaintiffs in the event MGC has not entered into a contract for the sale of the Property on or before December 31, 2019. If the parties cannot agree on the amount that constitutes reasonable attorney’s fees, the parties will submit the matter to the Court for determination, but in no event will such fees exceed $160,000 unless there is a default in the Settlement Agreement. On January 13, 2020, the parties filed a Stipulation of Voluntary Dismissal with Prejudice in the case. The principal and interest pertaining to the settlement above has been accrued through December 31, 2020.

CASE SETTLED

John Hawley, as servicing agent for Argonaut 2000 Partners, L.P. v. Diamondhead Casino Corporation (Superior Court of the State of Delaware)(Case No. N19C-02-239 RRC)

On February 28, 2019, the above-named Debenture holder filed a Complaint against the Company in the Superior Court of the State of Delaware for monies due and owing pursuant to certain Collateralized Convertible Senior Debentures issued on March 31, 2014 and December 31, 2014. The plaintiff was seeking $100,000, plus interest from January 1, 2015, together with costs and fees. The Company was served with the Complaint on March 8, 2019. On March 28, 2019, the Company filed its Answer, Affirmative Defenses and Counterclaim and Affidavit of Defense. The plaintiff in this case is represented by the same law firms that represent plaintiffs in the above-referenced case. Thus, at the mediation conference held on July 11, 2019 in the above case, the parties agreed that the same settlement agreement reached in that case would apply to the plaintiff in this case as well. A Stipulation of Dismissal With Prejudice was filed in the case on January 13, 2020. The principal and interest pertaining to the settlement above has been accrued through December 31, 2020.

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

CASE DECIDED

Arnold J. Sussman, Robert Skaff and David J. Towner v. Diamondhead Casino Corporation (Superior Court of the State of Delaware) (Case No. N18C-11-091-WCC)

On November 9, 2018, Sussman filed suit against the Company for breach of a Promissory Note issued November 10, 2010, in the principal amount of $50,000, with interest payable at 9% per annum, with a maturity date of November 10, 2012. Plaintiff sought payment of principal of $50,000 and interest due from June 30, 2012 to present. On November 28, 2018, Skaff and Towner also filed suit against the Company in the same court for breach of Promissory Notes (Case No. N18C-11-232 ALR). Skaff filed suit i) for breach of a note issued on November 29, 2010 in the principal amount of $37,500 with interest payable at 9% per annum, with a maturity date of November 29, 2012 and ii) for breach of a note issued on June 21, 2011, in the principal amount of $25,000 with interest payable at 9% per annum, with a maturity date of June 21, 2013. Towner filed suit for breach of a note issued on November 29, 2010, in the principal amount of $25,000 with interest payable at 9% per annum, with a maturity date of November 29, 2012. The cases were consolidated for hearing and trial. On February 15, 2019, the Plaintiffs filed their Consolidated Complaint. On March 7, 2019, the Company filed its Answer and Affirmative Defenses and Affidavit of Defense. On or about April 1, 2020, the Plaintiffs filed a motion for summary judgment and a brief in support thereof. The Company filed a brief in opposition. On July 13, 2020, the Court heard oral argument on the motion. On November 13, 2020, the Court granted Plaintiffs’ motion for summary judgment. On December 4, 2020, the Court entered a Final Order and Judgment in the case awarding judgment to Plaintiffs as follows: i) Sussman: $88,151.46; ii) Skaff: $109,978.93; and iii) Towner: $44,127.68. Post-judgment interest was awarded in accordance with the legal rate in Delaware (5% plus the federal discount rate). The principal and interest pertaining to the settlement above has been accrued through December 31, 2020.

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

On August 30, 2021, there were 850 registered holders of record of the Common Stock of the Company.

Dividends on Common Stock

We have never paid any cash dividends on our Common Stock and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We intend to retain future earnings, if any, to fund operations and promote our business strategy. Any future determination to pay cash dividends on our Common Stock will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, if any, capital requirements and such other factors as the Board of Directors deems relevant.

Equity Compensation Plans

Plan Stock Options

On December 19, 1988, the Company adopted a stock option plan (the “Plan”) for its officers and management personnel under which options could be granted to purchase up to 1,000,000 shares of the Company’s common stock. Accordingly, the Company reserved 1,000,000 shares for issuance under the Plan. The option price may not be less than 100% of the market value of the shares on the date of the grant. The options expire within ten years from the date of grant. At December 31, 2020, no options from this plan were issued or exercised.

Non-Plan Stock Options

The Company has, from time to time, awarded non-plan stock options to its Directors, Officers and key employees. The table below summarizes the status of all non-plan options currently outstanding issued to Company Directors, Officers, and former Officers and employees of the Company.

	Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2019	3,415,000	$0.44
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding as of December 31, 2019	3,415,000	$0.44
Granted	1,290,000	0.46
Exercised	-	-
Expired	(150,000)	1.25
Forfeited	-	-
Outstanding as of December 31, 2020	4,555,000	$0.41

Exercisable as of December 31, 2019	3,415,000	$0.44
Exercisable as of December 31, 2020	4,555,000	$0.41

On November 6, 2020, the Board of Directors of the Company voted to extend to December 31, 2023, a total of 2,965,000 options to purchase common stock previously awarded to officers, directors and current and former employees of the Company. The options were scheduled to expire on December 31, 2020. As a result of the modification, the Company recorded stock-based compensation expense of $573,000 for the year ended December 31, 2020.

On November 9, 2020, the Board of Directors voted to award 1,290,000 options to purchase common stock to its six current directors, including three officers of the Company, at an exercise price of $0.46 per share with an expiration date of December 31, 2023, as follows: Martin Blount: 200,000; Daniel Burstyn: 40,000; Robert Crow: 100,000; Benjamin Harrell: 360,000; Gregory Harrison: 450,000 and Deborah Vitale: 140,000. All options are vested. The Company recorded stock-based compensation expense of $258,000 for the year ended December 31, 2020.

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

In 2011, the Company decided to temporarily suspend contributions to the Plan. Therefore the Trust was unable to make its annual loan payment to the company and a loan default occurred. In accordance with the Pledge Agreement between the Company and the Trust, the shares attached to the loan payments subsequent to the 2010 contribution reverted back to the Company as treasury shares. In 2020, 79,545 shares, with a market value of $16,704, reverted back to the Company. In 2019, 79,545 shares, with a market value of $1,194, reverted back to the Company treasury.

Recent Sales of Equity Securities

None.

Repurchase of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read together with the consolidated financial statements and related notes thereto, for the years ended December 31, 2020 and 2019, attached as Exhibit 99.1 to this report.

Liquidity, Capital Resources, and Financial Results

Overview

The Company’s intent was and is to construct a casino resort and other amenities on the Diamondhead, Mississippi Property unilaterally or, in conjunction with one or more joint venture partners. However, the Company has been unable to date, to obtain financing to move the project forward and/or enter into a joint venture partnership. Due to its lack of financial resources and certain law suits filed against it, the Company has been forced to explore other alternatives, including a sale of part or all of the Property. The Company’s preference is to sell only part of the Property inasmuch as this would appear to be in the best interest of the stockholders of the Company. However, there can be no assurance the Company will be able to sell only part of the Property. The Company intends to continue to pursue a joint venture partnership and/or other financing while seeking a viable purchaser for part or all of the Property.

Liquidity

The Company has incurred continued losses over the years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has had no operations since it ended its gambling cruise ship operations in 2000. Since that time, the Company has concentrated its efforts on the development of its Diamondhead, Mississippi Property. The development of the Diamondhead Property is dependent on obtaining the necessary capital, through equity and/or debt financing, unilaterally, or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, staff, open, and operate a casino resort. In the past, the Company has been able to sustain itself through various short term borrowings, however, as of as of December 31, 2020, the Company had cash of $88,711, while accounts payable and accrued expenses totaled $9,562,809 and the Company had an accumulated deficit of $41,773,364. Therefore, in order to sustain itself, it is imperative that the Company secure a source of funds to provide further working capital as the Company does not have sufficient cash on hand.

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

Financial Results and Analysis

As reflected in the accompanying consolidated financial statements, the Company recorded a net loss applicable to common shareholders of $2,325,145 for the year ending December 31, 2020 and a net loss applicable to common shareholders of $1,377,616 for the year ending December 31, 2019. The Company expects continued losses for the foreseeable future. General and administrative expenses incurred totaled $695,056 and $652,882 for the years ending December 31, 2020 and 2019, respectively. The table below depicts the major categories comprising those expenses:

	December 31,	December 31,
	2020	2019
Payroll and Related Taxes	$300,000	$300,000
Director Fees	90,000	90,000
Professional Services	120,380	110,238
Rents and Insurances	79,747	76,159
Fines and Penalties	80,650	62,400
All Other Expenses	24,279	14,085
Total General and Administrative Expenses	$695,056	$652,882

The amount reported as payroll includes amounts not actually paid to employees, but accrued and payable to employees. The Company accrued salary payable to only one employee in 2020, the President and CEO of the Registrant, who also served as a Director, Chief Financial Officer, Treasurer and Secretary of the Registrant and held various positions in the Registrant’s subsidiaries.

The increase in fines and penalties was due to ESOP penalties incurred in 2020. The Company recorded stock-based compensation expense of $831,000 for the year ended December 31, 2020.

Other Income and Expense

Interest expense incurred totaled $625,642 and $599,784 for the years ended December 31, 2020 and 2019, respectively, an increase of $25,858. The increase in 2020 is primarily attributable to the impact of accrued interest on unpaid wages which continues to accrue yearly, the impact from new borrowings arising during the year ended December 31, 2020 and amortization of debt discount in 2020.

During the year ended December 31, 2020, the Company recorded a $4,200 loss pertaining to the change in fair value of the stock issuance liability.

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

Related Party

In July, 2017, the Chairman of the Board paid $67,628 for all property taxes due, together with all interest due thereon, to Hancock County, Mississippi for an approximate 400-acre tract of land (“the Diamondhead Property”), owned by Mississippi Gaming Corporation, a wholly-owned subsidiary of the Company. In 2018, the Chairman advanced additional funds totaling $205,250 to the Company. In 2019, the Chairman advanced additional funds totaling $125,396 to the Company. In 2020, the Chairman advanced additional funds totaling $69,679 to the Company. The conditions of the notes under which the Chairman agreed to make the foregoing payments and advances are discussed in full detail in Note 8 of attached consolidated financial statements.

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

Had the Company paid the note in full at December 31, 2020 in addition to the principal and interest due, the Company would not have been liable for any additional funds to indemnify the Chairman pursuant to the terms of the notes.

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

Financial instruments included in current assets and liabilities are reported in the consolidated balance sheets, which approximate fair value due to their short term nature.

The fair value measurement of the derivative indemnification liability at December 31, 2020 and 2019 was developed using Level 1 inputs.

The fair value measurement of the stock issuance liability was developed using Level 1 inputs as the liability was valued using quoted prices in active markets for identical assets or liabilities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements for the years ended December 31, 2020 and 2019 are attached to this report as Exhibit 99.1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of the Chief Executive Officer/Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020. See below for management’s report.

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

The Chief Executive Officer/Chief Financial Officer conducted an evaluation of the effectiveness of internal control over financial reporting. Based on this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that material weaknesses over financial reporting existed as of December 31, 2020. Management identified the following four material weaknesses that have caused management to conclude that, as of December 31, 2020, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have sufficient segregation of duties within accounting functions.
2.	We have not been timely in our financial reporting functions. Management has not developed and effectively communicated its accounting policies and procedures. This has resulted in inconsistent practices with regards to complex debt and equity transactions.
3.	The loan and lien details are not reviewed by the board of directors.

As a result of the material weaknesses identified above, our internal control over financial reporting was not effective as of December 31, 2020. The Company plans to initiate a program to address the above weakness. While segregation of duties is very difficult in a small company, the Company intends to file timely reports and utilize third-party consultants to ensure effective financial reporting and disclosures are met.

To address the material weaknesses identified, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter of the year ending December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Officers and Directors	Age	Position(s)
Deborah A. Vitale	71	Director, President, Secretary, Treasurer and Chief Financial Officer
Martin Blount	58	Director
Benjamin J. Harrell	68	Director, Vice-President
Gregory A. Harrison	77	Chairman of the Board of Diamondhead Casino Corporation, Vice-President
Robert S. Crow III	65	Director
Daniel G. Burstyn	37	Director

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

Benjamin J. Harrell has served as a Director of the Company since July 18, 2002. On June 16, 2015, Mr. Harrell was appointed a Vice President of the Company. Mr. Harrell was the founder and served as President and CEO of Pete Fountain Productions, Inc. from 1979 until it was acquired in 1999 by Production Group International, Inc. (“PGI”), a global event communications company, which was subsequently acquired by TBA Global Events, LLC in 2005. Mr. Harrell managed the acquiring company’s business in the New Orleans area. Mr. Harrell currently serves as Vice President of Support Services, MC&A USA LLC, a corporate event and travel company which specializes in event solutions, corporate meetings, incentive programs and sporting events. He also served as Vice President of Pete Fountain Entertainment, LLC, which until March 2003 operated one of the largest jazz clubs in New Orleans. Since 1975, Mr. Harrell has served as personal manager for the internationally noted jazz artist, Pete Fountain. Mr. Harrell handled all aspects of Mr. Fountain’s career, including promotion, concerts, personal appearances and commercial endorsements. From 1985 through 2003, Mr. Harrell served as President of Crescent Sound & Light, Inc, a professional sound, lighting, video and staging company for the convention and entertainment industry. Mr. Harrell served as a Director of the New Orleans Metropolitan Convention and Visitors Bureau from 1997 through 1999. On January 15, 2004, Mr. Harrell was elected to the Board of Directors of Mississippi Gaming Corporation, a wholly owned subsidiary of the Company. The Board believes Mr. Harrell is qualified to serve as a Director due to his prior experience as a Director of the Company and his extensive knowledge of, familiarity with, and active participation in all aspects of the Diamondhead Project, including site approval.

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

Daniel G. Burstyn was appointed to the Board of Directors May 1, 2018. Mr. Burstyn is a technology-focused entrepreneur. Mr. Burstyn has developed his own proprietary applications as a programmer and develops web, mobile, and cryptocurrency and/or blockchain solutions for entrepreneurs and various corporations and other entities. From approximately October of 2010 to approximately July of 2012, Mr. Burstyn co-created an online aggregate shopping cart platform which was built, but never launched by Stashr, an entity he co-founded. From approximately October of 2012 to February of 2014, Mr. Burstyn founded and co-developed SpaceMatch, LLC, which sought to develop an online commercial real estate marketplace. From approximately March of 2014 to December of 2015, Mr. Burstyn acted as Chief Operating Officer of Neuromore, LLC, a signal-processing software company where he planned and directed global business strategy and the implementation of cloud-based SaaS revenue channels with biosensor manufacturers, research institutions and other customers. Since approximately October of 2016, Mr. Burstyn has co-owned and operated CliqFix, LLC, a business that develops web and mobile applications as well as cutting-edge cryptocurrency, cryptoasset, and blockchain solutions. Since January of 2018, Mr. Burstyn has owned and operated Live Rigs, LLC, a business that builds machines for the purpose of mining cryptocurrencies. Mr. Burstyn received a B.S. degree in commerce in 2010 from the University of Virginia, McIntire School of Commerce where he concentrated on marketing and finance.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company accrued salary payable to only one executive in 2020, the President and CEO, who also serves as a Director, Chief Financial Officer, Treasurer and Secretary of the Registrant and who held various positions in the Registrant’s subsidiaries. The Board of Directors monitors and approves compensation paid to executives of the Company.

Executive Compensation

The Board of Directors determined Ms. Vitale’s base salary to be $300,000 per annum. Ms. Vitale’s base salary reflects her contribution to the Company in a myriad of corporate roles and responsibilities. The Board recognized that Ms. Vitale manages the Company’s business without the benefit of any administrative staff normally associated with the management of a publicly-traded company at significant savings to the Company. Since mid-November of 2009, the Company has, from time to time, been unable to pay Ms. Vitale the salary due her because of a lack of funds. At December 31, 2020, Ms. Vitale was entitled to cash compensation of $2,766,996 for services rendered from 2010 through 2020, which has accrued and is unpaid at December 31, 2020. In addition, on October 12, 2012, the Board of Directors approved a motion to pay interest at 9% per annum on the unpaid compensation due Ms. Vitale retroactive to the outstanding amounts due beginning in 2010 through the date of actual payment. The following table sets forth the amounts due Ms. Vitale for unpaid salary for each of the years 2010 through 2020 and the interest due thereon. None of the accrued salary or interest has been paid to Ms. Vitale to date.

	TOTAL	SALARY	SALARY	INTEREST
YEAR	SALARY	PAID	ACCRUED	EARNED
2010	$300,000	$161,538	$138,462	$3,221
2011	300,000	96,466	203,534	18,837
2012	300,000	None	300,000	43,462
2013	300,000	None	300,000	70,428
2014	300,000	150,000	150,000	91,739
2015	300,000	125,000	175,000	101,899
2016	300,000	None	300,000	126,463
2017	300,000	None	300,000	153,463
2018	300,000	None	300,000	180,463
2019	300,000	None	300,000	207,463
2020	300,000	None	300,000	234,457
	$3,300,000	$533,004	$2,766,996	$1,231,895

The following table provides information concerning the accrual of salary and other compensation of the President and Chief Executive Officer. No salary was paid to any officer of the Company in 2020 or 2019.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified	(3)
					(2)	Incentive	Deferred	All
Name and		(1)		Stock	Option	Plan	Compensation	Other
Occupation	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Deborah A. Vitale	2020	$300,000	None	None	$573,000	None	None	$249,457	$1,122,457
President	2019	$300,000	None	None	None	None	None	$222,463	$522,463

(1)	In 2020 and 2019, none of Ms. Vitale’s salary compensation was paid to her and, therefore, the $300,000 of salary compensation owing to her for 2020 and 2019 will be paid to her when Company finances permit.

(2)

On November 9, 2020, the Board of Directors voted to award 140,000 options to purchase common stock to Ms. Vitale at an exercise price of $0.46 per share with an expiration date of December 31, 2023. All options are vested. Additionally, 2,825,000 options previously issued to Ms. Vitale were extended through December 31, 2023.

Reference is hereby made to Note 3, “Summary of Significant Accounting Policies – Stock Based Compensation” in the attached 2020 consolidated financial statements, for a determination of the variables used in computing the value of option awards for the year ended December 31, 2020.

(3)	In 2020, Ms. Vitale earned an annual Director’s fee of $15,000. In addition, in 2020, Ms. Vitale earned interest in the amount of $234,457 on the portion of her unpaid salary for the years 2010 through 2020. In 2019, Ms. Vitale earned an annual Director’s fee of $15,000. In addition, in 2019, Ms. Vitale earned interest in the amount of $207,463 on the portion of her unpaid salary for the years 2010 through 2019.

The following tables provide a summary of the outstanding equity awards of the President at December 31, 2020.

SUMMARY OF OUTSANDING EQUITY AWARDS AT FISCAL YEAR END

Option Awards

			Equity
			Incentive
			Plan
			Awards
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexpired	Option	Option
	Options	Options	Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable	Options	Price	Date
Deborah A. Vitale	2, 000,000	None	None	$0.19	12/31/2023
	750,000	None	None	$0.30	12/31/2023
	75,000	None	None	$0.75	12/31/2023
	140,000	None	None	$0.46	12/31/2023

Stock Awards

			Equity	Incentive
			Incentive	Plan Awards
			Plan Awards	Market or
			Number of	Payout Value
	Number of	Market Value of	Unearned	of Unearned
	Shares or Units	Shares or Units	Shares, Units or	Shares, Units or
	Of Stock That	Of Stock That	Other Rights That	Other Rights That
	Have Not	Have Not	Have Not	Have Not
Name	Vested	Vested	Vested	Vested
Deborah A. Vitale	None	None	None	None

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired	Realized	Acquired	Realized
	On	On	On	On
Name	Exercise	Exercise	Vesting	Vesting

Deborah A. Vitale	None	None	None	None

The Company sponsors an employee stock ownership plan which is a tax deferred defined contribution pension plan formed in 1994. Ms. Vitale has been a plan participant since 1998. No contributions were made to Ms. Vitale’s participant account for the years ending December 31, 2020 or 2019.

At December 31, 2020, Ms. Vitale was 100% vested in 447,272 shares of common stock which were contributed to the plan on her behalf in past years.

Directors’ Compensation

Effective January 1, 2013, the directors of the Company are entitled to be compensated at a rate of $15,000 per annum. No director received directors’ fees in the years 2020 or 2019. Each Director is eligible for an annual payment in the amount of $15,000 as long as they remain a Director through December 31 of the applicable year, absent death or incapacitation. The annual payment to new directors will be prorated based upon months served in their initial year as a Director. Directors are reimbursed for certain approved expenses incurred in connection with Company business and for certain approved expenses incurred in connection with attendance at non-telephonic Board, committee, or other meetings. Directors are from time to time, awarded non-qualified options to purchase common stock of the Company.

The table below summarizes amounts accrued for Director Compensation for the year ended December 31, 2020 for all directors other than the President, who is also a Director of the Company and whose compensation is itemized above. The Company did not have funds with which to pay any of the Directors the compensation earned.

DIRECTOR COMPENSATION

	Earned or				Non- Equity	Deferred
	Paid in	Stock	Option		Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	(2)	Compensation	Earnings	Compensation	Total
Gregory A. Harrison	$15,000	None	$90,000		None	None	$10,903	$115,903
Benjamin Harrell	$15,000	None	$87,000		None	None	None	$102,000
Martin Blount	$15,000	None	$40,000		None	None	None	$55,000
Robert Crow	$15,000	None	$20,000		None	None	None	$35,000
Daniel Burstyn	$15,000	None	$8,000		None	None	None	$23,000

(1)	Mr. Harrison earned $10,903 of interest in 2020 which accrued to his benefit for unpaid salary for the years 2010 and 2011. None of the above interest due was paid to Mr. Harrison in 2020.
(2)	Includes stock compensation for options issued in 2020 and previously issued options extended for certain directors.

Other Compensation Arrangements

Gregory A. Harrison, the current Chairman of the Board of Directors and a Vice President of the Company, was a compensated employee of the Company until December 31, 2011. The Company owes Mr. Harrison unpaid salary of $121,140 for services rendered in years prior to 2012. On October 12, 2012, the Board of Directors approved a motion to pay interest at 9% per annum on the unpaid compensation due Mr. Harrison retroactive to the outstanding amounts due beginning in 2010 through the date of actual payment. Interest on the unpaid salary due to Mr. Harrison amounted to $10,903 in both 2020 and 2019. The total accrued interest through December 31, 2020 was $107,903. None of the interest due to Mr. Harrison has been paid to date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 30, 2021, to the Company’s knowledge, based on filings with the Securities & Exchange Commission by certain beneficial owners and/or information received by the Company, the beneficial ownership of the outstanding Voting Stock held by (i) each person or entity beneficially owning more than 5% of the shares of any class of Voting Stock, (ii) each director, nominee, and certain executive officers, individually, and (iii) all directors and executive officers as a group. The Common Stock and the Voting Preferred Stock vote as a single class and each share thereof is entitled to one vote per share.

BENEFICIAL OWNER	AMOUNT OF BENEFICIAL OWNERSHIP	CLASS OF STOCK	PERCENT OF CLASS	PERCENT OF VOTING (1)
Europa Cruises Corporation Employee Stock Ownership Plan Trust Deborah A. Vitale, Trustee (2) 1013 Princess Street Alexandria, Virginia 22314	1,909,100	Common	4.89%	4.68%

Deborah A. Vitale (2)(3) Director, President, Secretary, Treasurer and Chief Financial Officer Chairman, President, Secretary and Treasurer of Casino World, Inc. Chairman, President, Secretary and Treasurer of Mississippi Gaming Corporation 1013 Princess Street Alexandria, Virginia 22314	6,088,372	Common	15.59%	13.34%

Gregory Harrison (4) Chairman and Vice President 16209 Kimberly Grove Gaithersburg, Maryland 20878	1,979,701	Common	5.07%	3.19%

Benjamin J. Harrell (5) Director and Vice President 162 Hesper Avenue Metairie, Louisiana 70005	835,000	Common	2.14%	1.04%

Martin Blount (6) Director 1320 Maryland Ave Washington, D.C. 20002	200,000	Common	0.51%	-

Robert S. Crow III (7) Director 5910 Coral Sea Avenue Rockville, Maryland 20851	1,129,869	Common	2.89%	2.36%

Daniel G. Burstyn (8)(10) Director 2828 Lemmon Ave., Apt. 5103 Dallas, Texas 75204	40,000	Common	-	-

Serco International Financial Advisory and	901,831	Common	2.31%	5.96%
Management Services Limited (9)	900,000	Preferred S-NR	100.00%
P.O. Box 52 A-1072 Vienna, Austria	926,000	Preferred S	100.00%

Austroinvest International Limited (9)	901,831	Common	2.31%	5.96%
30, DeCastro Street,	900,000	Preferred S-NR	100.00%
Road Town Tortola, British Virgin Islands	926,000	Preferred S	100.00%

Serco America Corporation (9)	901,831	Common	2.31%	5.96%
4, George Street	900,000	Preferred S-NR	100.00%
Mareva House P.O. Box N-3937 Nassau, Bahamas	926,000	Preferred S	100.00%

Ernst G. Walter (9)	901,831	Common	2.31%	5.96%
P.O. Box 15	900,000	Preferred S-NR	100.00%
1072 Vienna, Austria	926,000	Preferred S	100.00%

College Health and Investment Ltd. (10) College Health and Investment LP (8) Samuel I. Burstyn, General Partner 701 Brickell Avenue, 24th Fl Miami, FL 33131	2,565,982	Common	6.57%	6.26%

All Directors & Executive Officers (6 Persons)		Common	20.75%	19.93%

(1)	Common Stock, Series S-NR Preferred Stock and Series S Preferred Stock have been combined for the purpose of calculating voting percentages.

(2)	The Europa Cruises Corporation Employee Stock Ownership Plan (“ESOP”) was established on August 18, 1994. The Trustee of the ESOP is Deborah A. Vitale. As of December 31, 2020, a total of 2,295,450 ESOP shares had been released for allocation to participants in the ESOP and an additional 795,450 shares had been forfeited by the Trust. The participants in the ESOP are entitled to direct the Trustee as to the manner in which the Company’s allocated shares are voted. The remaining 1,909,100 unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.

(3)	Includes 1,909,100 unallocated common shares of the ESOP Trust; 767,000 shares of Common Stock owned directly by Ms. Vitale; options to purchase 2,965,000 shares of Common Stock; and 447,272 shares of Common Stock, which represent shares of Common Stock held in Ms. Vitale’s fully vested ESOP participant account.

(4)	Includes 1,347,759 shares of Common Stock owned directly by Mr. Harrison; options to purchase 450,000 shares of Common Stock; and 15,275 shares of Common Stock held in Mr. Harrison’s fully vested ESOP participation account. Pursuant to a Private Placement dated February 14, 2014, on March 31, 2014, Mr. Harrison purchased a Collateralized Convertible Senior Debenture convertible into 166,667 shares of Common Stock. The conditions required for conversion of this Debenture into Common Stock of the Company were never met. Assuming the conditions required for conversion are met in the future, Mr. Harrison’s Debenture would be converted into a total of 166,667 shares of Common Stock without any action on the part of Mr. Harrison, at which time his holdings, assuming no other changes occurred, would total 1,979,701.

(5)	Includes 400,000 shares of Common Stock owned directly by Mr. Harrell and options to purchase 435,000 shares of Common Stock.

(6)	Consists of options to purchase 200,000 shares of Common Stock.

(7)	Includes 1,029,869 shares of Common Stock owned directly by Mr. Crow and options to purchase 100,000 shares of Common Stock.

(8)	Consists of options to purchase 40,000 shares of Common Stock. Mr. Burstyn is the son of the General Partner of College Health & Investment LP, and College Health & Investment Ltd. See footnote 10 below.

(9)	Serco International Financial Advisory and Management Services Ltd., Austroinvest International Limited, and Serco America Corporation are affiliated entities. The Company is informed that Dr. Ernst Walter is the sole Director and President of each company. The total beneficial ownership of securities of the Company held by the foregoing includes: 901,831 shares of Common Stock owned by Serco International Financial Advisory and Management Services, Ltd.; 926,000 shares of Series S Preferred Stock owned by Austroinvest International Limited; and 900,000 shares of Series S-NR Preferred Stock owned by Serco America Corporation.

(10)	Includes 1,659,868 shares of Common Stock owned by College Health & Investment LP, 506,164 shares of Common Stock owned by College Health & Investment Ltd, 200,000 shares of Common Stock owned by Alana Burstyn, 199,950 shares of Common Stock owned by Sean Burstyn, c/o Burstyn. The foregoing persons and entities appear to share a common address, 701 Brickell Avenue, Miami, FL 33131. Samuel I. Burstyn is the General Partner of College Health & Investment LP, which the General Partner maintains, is also known as College Health & Investment, Ltd. Daniel G. Burstyn, a Director of the Company, is the son of Samuel I. Burstyn. Does not include 200,000 shares of Common Stock held by Shari Jakobowitz, Custodian FBO Ava Burstyn under the Florida Uniform Transfer Minor Act.

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

As of December 31, 2020 a total of 2,295,450 shares of Common Stock had been released for allocation to participants in the ESOP. An additional 795,450 shares had been forfeited by the Trust. The Company made no contributions to the ESOP Plan for the years ended December 31, 2011 through December 31, 2020. The participants in the ESOP are entitled to direct the Trustee as to the manner in which the Company’s allocated shares are voted. The remaining 1,909,100 unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.

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

In 2020 and 2019, the President received no payments for base rent and the entire base rent due, in the amount of $54,408 per year, was accrued.

Rent expense associated with this lease amounted to base rent in the amount of $54,408 and associated rental costs of $25,020 for a total of $79,428 for the year ended December 31, 2020 and base rent in the amount of $54,408 and associated rental costs of $21,751 for a total of $76,159 for the year ended December 31, 2019.

At December 31, 2020, the President is owed a total of $401,208 under the lease agreement.

The President of the Company is owed deferred salary in the principal amount of $2,766,996 and the Vice President and current Chairman of the Board of the Company is owed deferred salary in the principal amount of $121,140 as of December 31, 2020. On October 12, 2012, the Board of Directors approved a motion to pay these individuals interest of 9% per annum on their deferred compensation retroactive to amounts due beginning in 2010 through the date of actual payment. Accrued interest on deferred salary for both individuals through December 31, 2020 and 2019 amounted to $1,339,799 and $1,094,439, respectively.

In 2016, the Company received cash advances totaling $47,500 from seven lenders which included $25,000 from three Current Directors of the Company. The proceeds from the cash advances were earmarked for the payment of accounting and auditing fees and other expenses required to file the Company’s Form 10-Q. On August 25, 2016, the Company issued a Note to the foregoing lenders, which matures four years from the date of issuance and bears interest at 8% per annum, with a full year of interest accruing in any year in which the advance remains unpaid. Accrued interest due on the above notes amounted to $10,000 and $8,000 at December 31, 2020 and 2019, respectively. These amounts are included in current liabilities on the unaudited condensed consolidated balance sheets as of December 31, 2020 and 2019. This note is secured by a second lien on the Diamondhead Property.

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

The Chairman advanced the $67,628 on condition that: (is) the advance constitute a lien with interest at 4% per annum under that Land Deed of Trust recorded September 26, 2014; (ii) he be paid additional interest of 11% per annum on the amount advanced and owing and that the full 11% interest per annum is payable during any calendar year in which all or part of the amount advanced and owing or interest due thereon remains unpaid; (iii) this additional interest obligation be treated as a separate and secured debt of the Company, to be evidenced by a separate note and is secured with a separate and third lien to be placed on the Property (hereafter “the Third Lien”); (iv) the entire obligation will be treated as an advance to be paid out of any subsequent incoming financing obtained by the Company or any amounts recovered by the Company from a defendant in that collection action brought by the Company in the Circuit Court of Montgomery County, Maryland; and (v) he be indemnified for any losses sustained on the sale of that common stock sold to cover the payment of real estate property taxes and any credit card fees associated with payment. The Chairman has identified the common stock to be sold and will provide the Company with the documentation required to document the sale of said stock and to calculate the future loss, if any, on said stock. The fair value measurement of the derivative indemnification liability at December 31, 2020 and 2019 was developed using Level 1 inputs, which was valued at $0. On June 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from the date of issue, to the Chairman for an amount up to $100,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi Gaming Corporation placed a third lien on the Property to secure this obligation for $100,000. Accrued interest on the note amounted to $39,050 and $28,906 at December 31, 2020 and 2019, respectively.

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

At December 31, 2020, the Chairman had advanced a total of $467,953, net of repayment of $16,250, under both the March 2018 and March 2019 arrangements and was owed accrued interest in the amount of $140,433 and $80,384 at December 31, 2020 and 2019, respectively.

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

As of December 31, 2020, the President had advanced a total of $53,652, net of repayments of $19,917, under this agreement. The President previously agreed to secure a $25,000 loan and interest due thereon and to secure and guarantee a $15,000 loan and interest due thereon due non-related parties discussed above. The President is also personally liable for certain bank-issued credit cards used by the Company to pay expenses incurred by the Company in the approximate amount of $18,000. On June 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from date of issue, to the President for an amount up to $100,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi gaming Corporation placed a third lien on the Diamondhead Property to secure this obligation for $100,000. Accrued interest due on this note amounted to $22,925 and $14,278 at and December 31, 2020 and 2019, respectively.

The third lien placed on the Diamondhead Property, which secures the above three promissory notes, totals up to $400,000 and is payable to the Chairman of the Board ($300,000) and President ($100,000) of the Company.

The majority of the principal balance of the notes payable to the officers and directors discussed above were due in September 2019 and totaled $521,605 and $437,321 in aggregate, at December 31, 2020 and 2019, respectively.

In the third quarter of 2016, the Chairman of the Board of Directors of the Company loaned the Company $90,000. On August 25, 2016, the Company issued a Note to the Chairman of the Board. The Note bears interest at 14% per annum effective August 1, 2016 and matures four years from the date of issuance. The proceeds of the loan were used for the payment of Mississippi property taxes and auditing, accounting and other corporate expenses. Accrued interest due on the above note amounted to $55,682 and $43,082 at December 31, 2020 and 2019, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The table below depicts the fees billed to Diamondhead Casino Corporation by Friedman LLP in each of the last two years:

Description of Services	2020	2019

Audit Fees	$-	$55,750
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees Paid to Friedman LLP	$-	$55,750

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

Diamondhead Casino Corporation

(Registrant)

Date: September 3, 2021	By:	/s/ Deborah A. Vitale
Deborah A. Vitale
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory A. Harrison	Chairman of the Board of Directors	September 3, 2021
Gregory A. Harrison

/s/ Deborah A. Vitale	Director	September 3, 2021
Deborah A. Vitale

/s/ Benjamin J. Harrell	Director	September 3, 2021
Benjamin J. Harrell

/s/ Martin C. Blount	Director	September 3, 2021
Martin C. Blount

/s/ Robert S. Crow III	Director	September 3, 2021
Robert S. Crow III

/s/ Daniel G. Burstyn	Director	September 3, 2021
Daniel G. Burstyn

