Form 10-Q
period 2021-03-31
DIAMONDHEAD CASINO CORP
filed 2021-09-27
CIK 844887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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
None

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of shares outstanding as of September 24, 2021: 36,297,576.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

i

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$82,499	$88,711
Total current assets	82,499	88,711
Land (Note 3)	5,476,097	5,476,097
Other assets	80	80
Total assets	$5,558,676	$5,564,888

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses due related parties (Note 4)	$5,999,561	$5,729,129
Accounts payable and accrued expenses - others (Note 4)	3,935,519	3,833,680
Convertible notes and line of credit payable (Note 5)	1,962,500	1,962,500
Debenture payable (Note 6)	50,000	50,000
Convertible debenture payable (Note 6)	1,800,000	1,800,000
Short term notes and interest bearing advance (Note 7)	80,504	80,504
Notes payable due related parties (Note 8)	636,605	636,605
Notes payable due others (net of unamortized debt discount of $50,527 and $46,135, respectively) (Note 9)	181,974	130,115
Stock issuance liability (Note 9)	40,000	26,250
Total liabilities	14,686,663	14,248,783

Commitments and contingencies (Notes 3 and 11)

Stockholders’ deficit:
Preferred stock, $0.01 par value; shares authorized 5,000,000, outstanding 2,086,000 at March 31, 2021 and December 31, 2020 (aggregate liquidation preference of $2,519,080 at March 31, 2021 and December 31, 2020)	20,860	20,860
Common stock, $0.001 par value; shares authorized 50,000,000, issued: 39,052,472 at March 31, 2021 and December 31, 2020 outstanding: 36,297,576 at March 31, 2021 and December 31, 2020	39,052	39,052
Additional paid-in capital	36,042,139	36,042,139
Unearned ESOP shares	(2,846,468)	(2,846,468)
Accumulated deficit	(42,217,456)	(41,773,364)
Treasury stock, at cost, 845,796 shares at March 31, 2021 and December 31, 2020	(166,114)	(166,114)
Total stockholders’ deficit	(9,127,987)	(8,683,895)
Total liabilities and stockholders’ deficit	$5,558,676	$5,564,888

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

	2021	2020
COSTS AND EXPENSES
Administrative and general	$169,458	$193,428
Other	16,912	16,912
Total costs and expenses	186,370	210,340

OTHER EXPENSE
Interest expense:
Related parties	152,844	124,974
Other	79,478	78,121
Total other expense	232,322	203,095

NET LOSS	(418,692)	(413,435)

PREFERRED STOCK DIVIDENDS	(25,400)	(25,400)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(444,092)	$(438,835)

Weighted average common shares outstanding - basic and diluted	36,297,576	36,297,576
Net loss per common share - basic and diluted	$(0.012)	$(0.012)

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

					Additional						Total
	Preferred Stock		Common Stock		Paid-in	Unearned ESOP		Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Shares	Amount	Deficit

Balances at December 31, 2019	2,086,000	$20,860	39,052,472	$39,052	$35,313,037	1,988,645	$(2,965,070)	$(39,448,219)	766,251	$(149,410)	$(7,189,750)
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(413,435)	-	-	(413,435)
Balances at March 31, 2020	2,086,000	$20,860	39,052,472	$39,052	35,313,037	1,988,645	$(2,965,070)	$(39,887,054)	766,251	$(149,410)	$(7,628,585)

Balances at December 31, 2020	2,086,000	$20,860	39,052,472	$39,052	$36,042,139	1,909,100	$(2,846,468)	$(41,773,364)	845,796	$(166,114)	$(8,683,895)
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(418,692)	-	-	(418,692)
Balances at March 31, 2021	2,086,000	$20,860	39,052,472	$39,052	36,042,139	1,909,100	$(2,846,468)	$(42,217,456)	845,796	$(166,114)	$(9,127,987)

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

	2021	2020
Cash flows from operating activities:
Net loss	$(418,692)	$(413,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	15,609	7,313
Changes in operating assets and liabilities:
Accounts payable and accrued expenses - related parties	245,032	216,765
Accounts payable and accrued expenses - other	101,839	185,510
Net cash used in operating activities	(56,212)	(3,847)
Cash flows from financing activities:
Proceeds from note payable - others	50,000	-
Proceeds from notes payable issued to related parties	-	2,115
Net cash provided by financing activities	50,000	2,115
Net decrease in cash	(6,212)	(1,732)
Cash at beginning of period	88,711	1,966
Cash at end of period	$82,499	$234
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Supplemental disclosure of non-cash financing activities:
Unpaid preferred stock dividends in accounts payable and accrued expenses	$25,400	$25,400
Stock issuance liability	$13,750	$-

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

Note 2. Liquidity and Going Concern

These unaudited condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses over the past several years, has no operations, generates no operating revenues, and as reflected in the accompanying unaudited condensed consolidated financial statements, incurred a net loss applicable to common stockholders of $444,092 for the three months ended March 31, 2021. In addition, the Company had an accumulated deficit of $42,217,456 at March 31, 2021. Due to its lack of financial resources and certain lawsuits filed against it, the Company has been forced to explore other alternatives, including a sale of part or all of the Property.

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

In the past, in order to raise capital to continue to pay on-going costs and expenses, the Company has borrowed funds, through Private Placements of convertible instruments as well as through other secured notes which are more fully described in Notes 5 through 9 to these unaudited condensed consolidated financial statements. The Company is in default with respect to payment of both principal and interest under the terms of most of these instruments. In addition, at March 31, 2021, the Company had $9,935,080 of accounts payable and accrued expenses and $82,499 in cash on hand.

The above conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

COVID-19

The Company had no casino or other operations in 2020 and 2021 when COVID-19 surfaced. Therefore, the Company did not experience the adverse consequences that other casino companies experienced from COVID-19 based on their cessation of casino-related operations. However, as a result of COVID, the Company’s sole employee, its President, was unable to travel domestically or internationally to meet with potential investors or potential joint venture partners or to meet with outside, independent contractors. The extent to which COVID-19 may have affected the market for financing new construction in the hospitality, hotel and casino industries given the impact of COVID-19 on this segment of the economy is unknown. The Company did not incur any extraordinary expenses as a result of COVID-19, nor did it obtain any loans under the CARES Act.

Note 3. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and, in our opinion, reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2021 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2020, attached to our annual report on Form 10-K.

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

Land development costs, which have been capitalized, consist of the following at March 31, 2021 and December 31, 2020:

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

Financial instruments included in current assets and liabilities are reported in the unaudited condensed consolidated balance sheets, which approximate fair value due to their short term nature.

The fair value measurement of the derivative indemnification liability at March 31, 2021 and December 31, 2020 listed in Note 8 below was developed using Level 1 inputs.

The fair value measurement of the stock issuance liability was developed using Level 1 inputs as the liability was valued using quoted prices in active markets for identical assets or liabilities.

Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. No impairment existed at March 31, 2021.

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

The table below summarizes the components of potential dilutive securities at March 31, 2021 and 2020.

	March 31,	March 31,
Description	2021	2020

Convertible Preferred Stock	260,000	260,000
Options to Purchase Common Shares	4,555,000	3,415,000

Total	4,815,000	3,675,000

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivative and Hedging (Topic 815, and Leases (Topic 841). This new guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods. This pronouncement was amended under ASU 2019-10 to allow an extension on the adoption date to entities that qualify as a small reporting company. The Company has elected this extension and the effective date for the Company to adopt this standard will be for fiscal years beginning after December 15, 2022. The Company has not completed its assessment of the standard, but does not expect the adoption to have a material impact on the Company’s unaudited condensed consolidated financial position, results of operations, or cash flows.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740)(“ASU 2019-12”). The objective of the standard is to improve areas of GAAP by removing certain exceptions permitted by ASC Topic 740 Income Taxes and clarifying existing guidance to facilitate consistent application. The standard will become effective for the Company beginning on January 1, 2021. Effective January 1, 2021, the Company has adopted this standard and it does not have a material impact on the Company’s unaudited condensed consolidated financial position, results of operations, or cash flows.

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company’s present or future financial statements.

Note 4. Accounts Payable and Accrued Expenses

The table below outlines the elements included in accounts payable and accrued expenses at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Related parties:
Accrued payroll due officers	$3,044,711	$2,969,711
Accrued interest due officers and directors	1,834,996	1,682,152
Accrued director fees	681,250	658,750
Base rents due to the President	308,060	294,458
Associated rental costs	113,236	106,750
Other	17,308	17,308
Total related parties	$5,999,561	$5,729,129

Non-related parties:
Accrued interest	2,333,397	$2,269,530
Accrued dividends	990,600	965,200
Accrued fines and penalties	243,650	220,750
Other	367,872	378,200
Total non-related parties	$3,935,519	$3,833,680

Note 5. Convertible Notes and Line of Credit

Line of Credit

In 2008, the Company entered into an agreement with an unrelated third party for an unsecured Line of Credit up to a maximum of $1,000,000. The Line of Credit carries an interest rate on amounts borrowed of 9% per annum. All funds originally advanced under the facility were due and payable by November 1, 2012. As an inducement to provide the facility, the lender was awarded an immediate option to purchase 50,000 shares of common stock of the Company at $1.75 per share. In addition, the lender received an option to purchase a maximum of 250,000 additional shares of common stock of the Company at $1.75 per share. The options expire following repayment in full by the Company of the amount borrowed. The Company is in default under the repayment terms of the agreement. At March 31, 2021 and December 31, 2020, the unpaid principal and accrued interest due on the obligation totaled $2,055,614 and $2,033,175, respectively.

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

The Convertible Notes issued pursuant to the two Private Placements discussed above total $962,500 in principal and became due and payable beginning in March 2012 and extending to various dates through June 2013.As of the date of the filing of this report, all of the aforementioned debt obligations remain unpaid and in default under the repayment terms of the notes. In November 2020, the Superior Court of the State of Delaware awarded Judgments in favor of certain holders of these Promissory Notes who filed suit against the Company. As a result, the Company must carry an aggregate of $486,796 (total principal and interest) as debt owed to these noteholders. As of March 31, 2021 and December 31, 2020, all Notes issued had a total outstanding principal of $962,500 and accrued interest, including the additional interest awarded pursuant to the Court Judgments of $878,463 and $854,847, respectively.

The table below summarizes the Company’s debt arising from the above-described sources as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Private placements - March 1, 2010*	$475,000	$475,000
Private placements - October 25, 2010	487,500	487,500
	$962,500	$962,500

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

When originally issued, in the event the Company failed to meet the conditions for conversion of the Debentures, the First Tranche Convertible Debentures, which total $950,000, would have been due on March 31, 2020 and the Second Tranche Convertible Debentures, which total $850,000, would have been due December 31, 2020. The sole remaining non-convertible Debenture in the amount of $50,000 would have been due March 31, 2020. However, the Company is in default with respect to interest payments due under the Debenture agreements in the amount of $445,581 and as a result, the Debentures payable are reported as current liabilities. Certain Debenture holders sued the Company for failing to make payments due under the terms of the Debentures and the case was settled. Total accrued interest due on all outstanding Debentures amounted to $445,581 and $427,081 at March 31, 2021 and December 31, 2020, respectively.

Note 7. Short Term Notes and Interest-Bearing Advance

Promissory Notes

On June 9, 2017, the Company entered into a Promissory Note with an unrelated lender in exchange for proceeds in the amount of $15,000. Interest on the note is 12.5% per annum and payable March 1 of each year the note remains outstanding. Payment in full of the Note is due June 9, 2019. Mississippi Gaming Corporation, a wholly owned subsidiary of the Company, guaranteed the Note. In addition, the President of the Company agreed to personally guarantee the Note and to personally secure the Note with an assignment of proceeds due to her under the first lien on the Diamondhead property. The interest payment, which was due March 1, 2018, was not made. Accrued interest due on this obligation amounted to $7,150 and $6,677 at March 31, 2021 and December 31, 2020, respectively.

Bank Credit Facility

Wells Fargo Bank provides an unsecured credit facility of up to $15,000 to the Company. The facility requires a variable monthly payment of amounts borrowed plus interest, which is applied at 11.24% on direct charges and 24.99% on any cash advanced through the facility. At March 31, 2021 and December 31, 2020, a principal balance of $18,004 remained outstanding on the facility. The lending bank has since cancelled privileges under the facility for non-payment.

Interest Bearing Advances

In 2016, the Company received cash advances totaling $47,500 from seven lenders which included $22,500 from third parties (see Note 8 for related party advances). The proceeds from the cash advances were earmarked for the payment of accounting and auditing fees and other expenses required to file the Company’s Form 10-Q. On August 25, 2016, the Company issued a Note to the foregoing lenders, which matures four years from the date of issuance and bears interest at 8% per annum, with a full year of interest accruing in any year in which the advance remains unpaid. Accrued interest due on the above notes amounted to $12,000 and $9,800 at March 31, 2021 and December 31, 2020, respectively.

On February 2, 2017, the Company borrowed $25,000 from an unrelated third party. The Note carries an annual interest rate of approximately 12.5% and is past due. The Company is in default and as such, the lender may increase the interest rate due by an amount of up to 3% per annum in excess of the rate then otherwise applicable. The Company does not have the funds to repay the advance. The President of the Company has agreed to personally secure the note with an assignment of proceeds due to her under the first lien on the Property. Accrued interest on this obligation amounted to $13,005 and $12,217 at March 31, 2021 and December 31, 2020, respectively.

Of the amounts discussed above, $80,504 in short-term notes and advances are in default under the original agreed to terms.

Note 8. Current Notes Payable Due Related Parties

In 2016, the Company received cash advances totaling $47,500 from seven lenders which included $25,000 from three Current Directors of the Company (see Note 7). The proceeds from the cash advances were earmarked for the payment of accounting and auditing fees and other expenses required to file the Company’s Form 10-Q. On August 25, 2016, the Company issued a Note to the foregoing lenders, which matures four years from the date of issuance and bears interest at 8% per annum, with a full year of interest accruing in any year in which the advance remains unpaid. Accrued interest due on the above notes amounted to $12,000 and $10,000 at March 31, 2021 and December 31, 2020, respectively. These amounts are included in current liabilities on the unaudited condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020. This note is secured by a second lien on the Diamondhead Property.

In the third quarter of 2016, the Chairman of the Board of Directors of the Company loaned the Company $90,000. On August 25, 2016, the Company issued a Note to the Chairman of the Board. The Note bears interest at 14% per annum effective August 1, 2016 and matures four years from the date of issuance. The proceeds of the loan were used for the payment of Mississippi property taxes and auditing, accounting and other corporate expenses. Accrued interest due on the above note amounted to $58,788 and $55,682 at March 31, 2021 and December 31, 2020, respectively.

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

The Chairman advanced the $67,628 on condition that: (is) the advance constitute a lien with interest at 4% per annum under that Land Deed of Trust recorded September 26, 2014; (ii) he be paid additional interest of 11% per annum on the amount advanced and owing and that the full 11% interest per annum is payable during any calendar year in which all or part of the amount advanced and owing or interest due thereon remains unpaid; (iii) this additional interest obligation be treated as a separate and secured debt of the Company, to be evidenced by a separate note and is secured with a separate and third lien to be placed on the Property (hereafter “the Third Lien”); (iv) the entire obligation will be treated as an advance to be paid out of any subsequent incoming financing obtained by the Company or any amounts recovered by the Company from a defendant in that collection action brought by the Company in the Circuit Court of Montgomery County, Maryland; and (v) he be indemnified for any losses sustained on the sale of that common stock sold to cover the payment of real estate property taxes and any credit card fees associated with payment. The Chairman has identified the common stock to be sold and will provide the Company with the documentation required to document the sale of said stock and to calculate the future loss, if any, on said stock. The fair value measurement of the derivative indemnification liability at March 31, 2021 and December 31, 2020 was developed using Level 1 inputs, which was valued at $0. On June 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from the date of issue, to the Chairman for an amount up to $100,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi Gaming Corporation placed a third lien on the Property to secure this obligation for $100,000. Accrued interest on the note amounted to $47,171 and $39,050 at March 31, 2021 and December 31, 2020, respectively.

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

In July 2020, the Chairman of the Board of the Company paid a total of $67,076 for property taxes due for the year 2019 on the Company’s 400-acre Diamondhead, Mississippi Property plus $1,573 in related fees. The Company placed a fourteenth lien on the Property in July 2021 to secure a promissory note in the amount of $150,000 issued to the Chairman of the Board of the Company to secure the payment of these taxes and interest due thereon (see Note 12).

At March 31, 2021, the Chairman had advanced a total of $467,953, net of repayment of $16,250, under both the March 2018 and March 2019 arrangements and was owed accrued interest in the amount of $200,482 and $140,433 at March 31, 2021 and December 31, 2020, respectively.

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

As of March 31, 2021, the President had advanced a total of $53,652, net of repayments of $19,917, under this agreement. The President previously agreed to secure a $25,000 loan and interest due thereon and to secure and guarantee a $15,000 loan and interest due thereon due non-related parties discussed above. The President is also personally liable for certain bank-issued credit cards used by the Company to pay expenses incurred by the Company in the approximate amount of $18,000. On June 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from date of issue, to the President for an amount up to $100,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi gaming Corporation placed a third lien on the Diamondhead Property to secure this obligation for $100,000. Accrued interest due on this note amounted to $33,945 and $22,925 at March 31, 2021 and December 31, 2020, respectively.

The third lien placed on the Diamondhead Property, which secures the above three promissory notes, totals up to $400,000 and is payable to the Chairman of the Board ($300,000) and President ($100,000) of the Company.

The principal balance of the notes payable due to the officers and directors discussed above was $636,605 as of March 31, 2021 and December 31, 2020. As of March 31, 2021 and December 31, 2020, $636,605 was past due.

Note 9. Notes Payable Due Others

In October 2017, the Company entered into a settlement with a holder of $150,000 of convertible notes as described in Note 5 above. As part of the settlement, the Company agreed to pay legal fees in the amount of $50,000 and issued a four year note at 0% interest to satisfy this obligation.

In December 2020, the Company entered into three promissory notes with unrelated lenders in exchange for an aggregate principal amount of $126,250. The Company received proceeds of $100,000, resulting in an original issue discount of $26,250. This original issue discount was recorded as a debt discount, which will be amortized to interest expense over the life of the notes. The notes are non-interest bearing and mature in December 2021, one year after the notes’ issuances.

In January and February 2021, the Company entered into two additional promissory notes with unrelated lenders in exchange for a principal amount of $25,000 and $31,250, respectively. The Company received total proceeds of $50,000, resulting in an original issue discount of $6,250. This original issue discount was recorded as a debt discount, which will be amortized to interest expense over the life of the notes. The notes are non-interest bearing and mature in January and February 2022, respectively, one year after the notes’ issuances.

In April 2021, five liens were placed on the Property to secure these notes (see Note 12). There is a call for the issuance of a total of 200,000 shares of common stock in connection with the notes and liens, however, no shares have been issued to date. In connection with the potential issuance of common shares, the Company determined that a liability existed as of the date of the loans pursuant to ASC 480-10. In December 2020, the Company recorded an initial fair value of the stock issuance liability of $22,050, which was determined by the fair value of the Company’s common stock at the date of each loan issuance. In 2021, the Company recorded an initial fair value of the stock issuance liability pertaining to the 2021 notes of $13,750. The stock issuance liability was recorded as a debt discount, which will be amortized to interest expense over the life of the notes. At March 31, 2021 and December 31, 2020, the fair value of the stock issuance liability was $40,000 and $26,250, respectively.

During the three months ended March 31, 2021, $15,609 of the debt discount was amortized to interest expense. As of March 31, 2021 and December 31, 2020, total notes payable due others, net of unamortized discount was $181,974 and $130,115, respectively.

Note 10. Related Party Transactions

As of March 31, 2021, the President of the Company is owed deferred salary in the amount of $2,841,996 and the Vice President and the current Chairman of the Board of Directors of the Company is owed deferred salary in the amount of $121,140. The Board of directors agreed to pay interest at 9% per annum on the foregoing amounts owed. Interest expense under this agreement amounted to $64,648 and $57,990 during the three months ended March 31, 2021 and 2020, respectively. Total interest accrued under this agreement totaled $1,404,447 and $1,339,799 as of March 31, 2021 and December 31, 2020, respectively.

The Company has a month-to-month lease with the President and then-Chairman of the Board of Directors of the Company, for office space in a furnished and fully equipped townhouse office building owned by the President in Alexandria, Virginia. The lease calls for monthly base rent in the amount of $4,534 and payment of associated costs of insurance, real estate taxes, utilities and other expenses. Rent expense associated with this lease amounted to base rent in the amount of $13,602 and associated rental costs of $6,485 for a total of $20,087 for the three months ended March 31, 2021 and base rent of $13,602 and associated rental costs of $6,088 for a total of $19,690 for the three months ended March 31, 2020. No payments associated with the base rents were made in the quarter ended March 31, 2021. At March 31, 2021 and December 31, 2020, amounts owing for base rent and associated rental costs totaled $421,296 and $401,208, respectively.

In January 2021, a fourth lien in the amount of $2,000,000 was placed on the Property to secure a non-interest-bearing note payable in the amount of $2,000,000, issued to secure amounts owed to the President of the Company for accrued, but unpaid, salary, rent and other expenses.

Directors of the Company are entitled to a director’s fee of $15,000 per year for their services. The Company has been unable to pay directors’ fees to date. A total of $681,250 and $658,750 was due and owing to the Company’s current and former directors as of March 31, 2021 and December 31, 2020, respectively. Directors have previously been compensated and may, in the future, be compensated for their services with cash, common stock, or options to purchase common stock of the Company.

In February 2021, a fifth lien in the amount of $658,750 was placed on the Property to secure a non-interest-bearing note payable in the amount of $658,750 as of December 31, 2020, issued to secure amounts owed to nine directors, including the Company’s six current directors.

See Notes 4, 5, 7, 8 and 11 for other related party transactions.

Note 11. Commitments and Contingencies

Liens

As of March 31, 2021, there were five liens on the Company’s Diamondhead, Mississippi Property as follows:

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

On January 26, 2021, a fourth lien in the amount of $2,000,000 was placed on the Property to secure a non-interest-bearing note payable in the amount of $2,000,000, issued to secure amounts owed to the President of the Company for accrued, but unpaid, salary, rent and other expenses.

On February 17, 2021, a fifth lien in the amount of $658,750 was placed on the Property to secure a non-interest-bearing note payable in the amount of $658,750 as of December 31, 2020, issued to secure amounts owed to nine directors, including the Company’s six current directors.

Additional liens were secured subsequent to March 31, 2021. See Note 12.

Other

The Company is currently delinquent in filing those documents and forms required to be filed in connection with its Employee Stock Ownership Plan (“ESOP”) for the year ended December 31, 2020, 2019, 2018, 2017, 2016 and 2015. The Company did not have the funds to pay professionals to prepare, audit and file these documents and forms when due. Although these required filings normally do not result in any tax due to an agency of the government, the Company could be subject to significant penalties for failure to file these forms when due. Penalties are assessed by the Department of Labor on a per diem basis from the original due dates for the required informational filings until the filings are actually made. The Company has accrued $243,650 and $220,750 on the current delinquent filings as of March 31, 2021 and December 31, 2020, respectively. The Company intends to bring its ESOP-required filings current and when current, will attempt to enroll in a voluntary compliance program with the Department of Labor with respect to any penalties or fines incurred. However, there can be no assurance the Company will be able to enroll in any such program or obtain a reduction of the fines and penalties that may be due.

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

Note 12. Subsequent Events

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

In July 2021, a fourteenth lien was placed on the Property to secure a promissory note in the amount of $150,000 issued to the Chairman of the Board of the Company to secure the payment of Property taxes and interest due thereon that were paid by the Chairman in July 2020.

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

In May 2021, the Chairman of the Board of the Company loaned the Company $50,000 on the same terms and conditions as loans made by certain unrelated third parties in 2020 and 2021. A sixteenth lien was placed on the Property in July 2021 to secure this non-interest bearing note which totals $50,000 in principal and calls for the issuance of 100,000 shares of common stock. The notes are not convertible. As of the issuance date of these financial statements, no shares have been issued.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Financial Results

Forward Looking Statements

This section should be read together with the consolidated financial statements and related notes thereto, for the year ended December 31, 2020 included with our annual report filed on Form 10-K.

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

Liquidity

The Company has incurred continued losses over the years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has had no operations since it ended its gambling cruise ship operations in 2000. Since that time, the Company has concentrated its efforts on the development of its Diamondhead, Mississippi Property. The development of the Diamondhead Property is dependent on obtaining the necessary capital, through equity and/or debt financing, unilaterally, or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, staff, open, and operate a casino resort. In the past, the Company has been able to sustain itself through various short term borrowings, however, as of March 31, 2021, the Company had cash of $82,499, while accounts payable and accrued expenses totaled $9,935,080 and the Company had an accumulated deficit of $42,217,456. In addition, the Company reported a net loss applicable to common shareholders of $444,092 for the three months ended March 31, 2021. Therefore, in order to sustain itself, it is imperative that the Company secure a source of funds to provide further working capital.

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

COVID-19

The Company had no casino or other operations in 2020 and 2021 when COVID-19 surfaced. Therefore, the Company did not experience the adverse consequences that other casino companies experienced from COVID-19 based on their cessation of casino-related operations. However, as a result of COVID, the Company’s sole employee, its President, was unable to travel domestically or internationally to meet with potential investors or potential joint venture partners or to meet with outside, independent contractors. The extent to which COVID-19 may have affected the market for financing new construction in the hospitality, hotel and casino industries given the impact of COVID-19 on this segment of the economy is unknown. The Company did not incur any extraordinary expenses as a result of COVID-19, nor did it obtain any loans under the CARES Act.

Financial Results and Analysis

During the three months ended March 31, 2021 and 2020, the Company incurred net losses applicable to common stockholders of $444,092 and $438,835, respectively.

Administrative and general expenses incurred totaled $169,458 and $193,428 for the three months ending March 31, 2021 and 2020, respectively. The table below depicts the major categories comprising these expenses:

	March 31,	March 31,
	2021	2020
Payroll and Related Taxes	$75,000	$75,000
Director Fees	22,500	22,500
Professional Services	23,740	49,980
Rents and Insurances	20,851	19,690
Fines and Penalties	22,900	18,400
All Other Expenses	4,467	7,858
Total General and Administrative Expenses	$169,458	$193,428

Other Income and Expense

Interest expense incurred totaled $232,322 and $203,095 for the three months ended March 31, 2021 and 2020, respectively, an increase of $29,277. The increase in 2021 is primarily attributable to the impact of accrued interest on unpaid wages which continues to accrue yearly, the impact from new borrowings and amortization of debt discount arising during the last three quarters of 2020 and the first quarter of 2021.

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

Had the Company paid the note in full at March 31, 2021 and December 31, 2020, in addition to the principal and interest due, the Company would not have been liable for any additional funds to indemnify the Chairman pursuant to the terms of the notes.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer, who also serves as Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020, and there have been no changes through March 31, 2021.

The Company does not have an effective control environment, in part, because it has only one employee and does not have formalized internal control policies and procedures as they relate to financial reporting. The Company does not have sufficient resources to provide appropriate segregation of duties relating to the preparation and review of information used in financial reporting, as well as review controls over the financial statement reporting process. The Company has not been timely in its financial reporting or obtaining approval for certain new loans and liens placed on the Property in 2021 to secure financing. In addition, the Company failed to correctly record and account for certain complex debt and equity transactions, including stock-based compensation expenses relating to new options granted in 2020, the modification expense of options whose expiration dates were extended from 2020 to 2023 and loan fees, debt discount and stock issuance liability relating to new loans entered into in December 2020. Management understands the need to establish an effective system of internal controls over financial reporting and intends to take steps to implement appropriate changes.

We do not expect that our disclosure controls and procedures will prevent all errors or instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of controls and procedures must reflect the fact that there are resource constraints and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure procedures also is also based, in part, on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2021 that are expected to materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, information under this item is not required to be presented.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

Refer to the footnotes for all defaults on the Company’s indebtedness.

The Company is in arrears on the payment of dividends due on its three series of preferred stock currently issued and outstanding. The Company has not paid preferred dividends due in the first three months of 2020 in the amount of i) $7,500 on its Series S preferred stock; ii) $7,500 on its Series S-NR preferred stock; and iii) $10,400 on its Series S-PIK preferred stock. The table below summarizes total preferred stock dividends in arrears at March 31, 2021.

Total Amount
Description	In Arrears

Series S	$292,500
Series S-NR	292,500
Series S-PIK	405,600

Total In Arrears	$990,600

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

DIAMONDHEAD CASINO CORPORATION

Date: September 27, 2021		/s/ Deborah A. Vitale
	By:	Deborah A. Vitale
Chief Executive Officer

