Form 10-K
period 2021-12-31
DIAMONDHEAD CASINO CORP
filed 2022-03-21
CIK 844887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2021

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

Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the Company based on the closing price of the stock on the over-the-counter market at June 30, 2021 was $10,997,803.

The number of common shares outstanding as of March 18, 2022: 36,297,576

i

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

For the years ending December 31, 2021 and December 31, 2020, the Company’s limited resources were devoted to bringing the Company’s filings current with the Securities and Exchange Commission and its efforts to obtain financing and/or a joint venture partner. See item 3; Legal Proceedings.

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

Property Zoning

The Diamondhead Property is located entirely within the City of Diamondhead which is in Hancock County, Mississippi. The City of Diamondhead incorporated in February of 2012. On October 15, 2012, the Mayor and City Council adopted a Zoning Ordinance in which the City of Diamondhead zoned the entire Property as “C-2-Interstate Commercial/Gaming/Resort.” Thus, the requisite City zoning for a casino is in place.

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

The Company intends to take full advantage of this legislation and will construct its casino/hotel resort on land.

Annual In-Lieu Tidelands Assessment for Casino Constructed on Land

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

Mississippi Gaming Site Approval

In the State of Mississippi, in addition to the required local casino zoning which is already in place, a proposed gaming site must obtain Gaming Site Approval. Only the Mississippi Gaming Commission has the authority to grant Gaming Site Approval. On or about May 29, 2014, Mississippi Gaming Corporation, a wholly-owned subsidiary of the Company, which holds title to the Diamondhead Property, applied for Gaming Site Approval for a fifty (50) acre site on the Diamondhead Property. In its Notice of Intent, Mississippi Gaming Corporation anticipated that the casino would contain approximately 1250 slot machines and approximately 40 table games and contain an estimated 80,000 square feet of gaming space. On August 21, 2014, the Mississippi Gaming Commission granted Gaming Site Approval to Mississippi Gaming Corporation for a fifty-acre site on the east side of the Diamondhead Property. There is no expiration date for Gaming Site Approval.

In granting Mississippi Gaming Corporation Gaming Site Approval, the Mississippi Gaming Commission found, in pertinent part, as follows: 1) that in accordance with the Mississippi Gaming Control Act of 1990, codified as Miss. Code Ann. § 75-76-1 et seq., Miss. Code Ann. § 19-3-79, and Miss. Code Ann. §97-33-1, as amended, the citizens of Hancock County, Mississippi voted to authorize gaming in Hancock County, and thus gaming is legal at qualifying locations within Hancock County, Mississippi; that the proposed gaming area is within 800 feet of the mean high water line of the Bay of St. Louis and is thus a legal gaming site under the Mississippi Control Act of 1990, as amended, and 13 Mississippi Administrative Code Part 2 Rule 2.2(a)(1) and (3); and that the Proposed Site is properly zoned for gaming.

There is no expiration date attached to the Gaming Site Approval obtained from the Mississippi Gaming Commission in 2014. Once the Mississippi Gaming Commission grants a casino company Approval to Proceed with Development, the company then has three years within which to construct its casino and required facilities. Mississippi Gaming Corporation has not applied for Approval to Proceed with Development. Thus, this three year period of time has not yet even begun to run.

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

Mississippi Regulation

The Company has no current operations in Mississippi and does not operate any gaming facility in Mississippi. The Company intends to develop the Diamondhead property as a destination casino resort with supporting amenities.

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

As there were no operations in 2021, the Company was not required to make any license or tax payments and does not owe any fees as of December 31, 2021.

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

Sports Betting

There are twenty-six operating casinos in Mississippi. These casinos are grouped into three regions: the Coastal Region, Northern Region and Central Region. The Diamondhead Property is located in the Coastal Region.

On August 1, 2018, Mississippi legalized single game sports betting. As of December 31, 2021, all twenty-six of the Mississippi casinos had sports wagering.

The following chart identifies casinos which are located in Mississippi and with which the Company will compete. Except for distances, the information contained in the chart is derived from the Mississippi Gaming Commission’s Monthly Survey Information (Property Data) for the period November 1, 2021 through November 30, 2021.

							Approximate
							Distance to
	Gaming	Slot	Table	Poker	Hotel	Total	Diamondhead
REGION	Sq. Ft	Games	Games	Games	Rooms	Parking	(in miles)

COASTAL REGION

Beau Rivage Casino	84,819	1,520	75	14	1,740	3,320	35
Boomtown Casino	46,445	587	23	5	0	1,490	33
Golden Nugget	54,728	913	44	0	706	1,345	35
Hard Rock Casino	51,374	978	55	0	479	2,332	35
Harrah’s Gulf Coast	31,903	612	28	0	499	2,705	35
IP Casino Resort Spa	81,733	1,225	48	4	1,088	3,400	33
Palace Casino	38,000	602	24	0	234	1,590	33
Treasure Bay Casino	28,140	802	26	0	207	1,469	31
Island View Casino	117,500	2,488	49	0	974	4,150	23
Hollywood Casino	56,300	800	20	5	291	1,700	12
Silver Slipper Casino	38,926	757	23	0	129	1,057	15
Scarlet Pearl	60,445	774	36	0	300	2,333	33

Region Totals	690,313	12,058	451	28	6,647	26,891

NORTHERN REGION

1st Jackpot Casino Tunica	46,535	828	9	0	0	1,699	377
Fitzgerald’s Casino Tunica	38,457	846	7	0	506	1,795	379
Gold Strike Casino Resort	50,000	1,069	59	0	1,133	2,412	373
Hollywood Casino- Tunica	55,000	894	9	6	494	1,801	379
Horseshoe Casino and Hotel	63,000	950	77	24	505	6,040	373
Isle of Capri-Lula	56,985	463	7	0	486	1,500	345
Sam’s Town- Tunica	53,000	708	9	0	354	4,308	378

Region Totals	362,977	5,758	177	30	3,478	19,555

CENTRAL REGION

Ameristar Casino Hotel	72,210	1,058	13	2	148	3,063	210
Harlow’s Casino Resort	33,000	695	12	0	105	1,500	285
Casino Vicksburg	32,608	481	8	0	89	1,063	212
Magnolia Bluffs Casino	16,032	503	12	0	140	427	199
Riverwalk Casino	25,000	628	11	0	76	748	211
Trop Casino Greenville	22,822	472	0	0	0	734	287
Water View Casino & Hotel	34,730	579	7	0	122	631	211

Region Totals	236,402	4,416	63	2	680	8,166

STATE TOTALS	1,289,692	22,232	691	60	10,805	54,612

Louisiana Competition

The Company believes that its greatest competition will come from any existing and any new casinos that might be constructed in or around Diamondhead, Bay St. Louis, Gulfport and Biloxi, Mississippi due to their close proximity to the Diamondhead Property. While the Company’s primary competition is expected to come from the foregoing, the Company’s Diamondhead, Mississippi casino will also compete with casinos and other gaming located in the adjacent State of Louisiana. The following information is based, in large part, on the Louisiana Gaming Control Board’s 25th Annual Report to the Louisiana State Legislature for 2020 which covers the fiscal year 2019 through 2020, ending June 30, 2020 and, thereafter, on monthly activity reports of the Louisiana State Police. On March 16, 2020, due to COVID 19, all casinos and other gaming establishments in Louisiana were required to cease operations and close. On May 18, 2020, the state authorized a re-opening of casinos and gaming establishments with limited capacity and limited gaming positions. On March 30, 2021, these restrictions were lifted.

Louisiana has four land-based casinos. Three of the land-based casinos in Louisiana are Indian casinos, which are located in Marksville in central Louisiana and in Kinder and Charenton in southern Louisiana. These are not expected to represent significant competition because of their distance from the Diamondhead site. None of the three tribes are required to pay any fees directly to the state nor can they be required to provide the Louisiana Gaming Control Board with any financial figures, although the Chitimacha Tribe in Charenton provides information voluntarily. All of these tribes make contributions to the local governments in their respective locations. Inasmuch as the Company’s casino will be land-based, significant competition is expected to come from Harrah’s land-based casino located in downtown New Orleans. This casino is approximately one hour from the Diamondhead site.

Harrah’s generated gross gaming revenue of $210,340,048 in fiscal year 2019-2020 ending June 30, 2020 and paid $60,040,872 in tax to Louisiana. For the period July 1, 2020 through June 30, 2021, it generated $213,188,698 in gross gaming revenue and paid $59,999,999 in tax to Louisiana. Harrah’s employs approximately 2,378 individuals.

There are fifteen riverboat casinos authorized to operate in Louisiana. There are six riverboat casinos in the Shreveport-Bossier City area, which is about 360 miles from the Diamondhead Property; three in Lake Charles, which is approximately 246 miles from the Diamondhead Property; three in East Baton Rouge Parish, which is approximately 123 miles from the Diamondhead Property; and one each in Kenner, Harvey and Amelia, which are approximately 73, 71, and 139 miles, respectively, from the Diamondhead Property. Three of these riverboat casinos are moving onto land. Under a state law signed in 2018, Louisiana riverboat casinos can move out of water as long as they remain within 1,200 feet of their existing berths and demonstrate economic development. The riverboat casinos employ approximately 12,667 individuals and in fiscal year 2019-2020 had adjusted gross revenue of $1,456,279,155 and contributed $313,100,018 in state gaming taxes to the State of Louisiana. Adjusted gross revenue decreased in Lake Charles, Baton Rouge, Shreveport/Bossier and New Orleans. For the period July 1, 2020 through December 31, 2020,the riverboat casinos generated $696,683,308 in gross gaming revenue and paid $149,786,911 in tax to Louisiana. For the period July 1, 2021 through December 31, 2021, the riverboat casinos generated $873,453,523 in gross gaming revenue and paid $187,792,508 in tax to Louisiana.

As of December 2021, there were approximately 1,438 video poker outlets and 12,072 video poker devices in the 31 parishes in Louisiana where video poker gaming had been approved in the local option election of November 5, 1996. These machines are authorized in bars, restaurants, hotels, off-track betting parlors and truckstops. Net device revenue totaled $528,644,229 for fiscal year 2019-2020 ending June 30, 2020. Franchise fees to Louisiana from video poker amounted to $158,750,345 for fiscal year 2019-2020, a decrease of $24,126,60 from the previous fiscal year. For the period July 1, 2020 through December 31, 2020, these facilities generated $332,630,320 in net device revenue and paid $101,29,454 in franchise fees to Louisiana. For the period July 1, 2021 through December 31, 2021, these facilities generated $403,930,976 in net device revenue and paid $122,103,519 in franchise fees to Louisiana.

Slot machine gaming is authorized at four live racing facilities in Louisiana. These slot machines generated $277,411,323 in adjusted gross revenue for fiscal year 2019-2020, a decrease of $77,685,801 from the previous fiscal year and paid $42,083,298 in tax to Louisiana.. For the period July 1, 2020 through December 31, 2020, these facilities generated $137,802,875 in adjusted gross gaming revenue and paid $20,904,696 in tax to Louisiana. For the period July 1, 2021 through December 31, 2021, these racing facilities generated $161,428,477 in adjusted gross gaming revenue and paid $24,488,700 in tax to Louisiana. There were approximately 1,389 individuals employed at the racing facilities.

On June 9, 2020, the Governor of Louisiana signed a law which provided for the regulatory structure and laws for the operation of fantasy sports. It required the Louisiana Gaming Control Board to institute rulemaking procedures no later than August 1, 2020. The rulemaking process took from July 6, 2020 until February 20, 2021. Applications are currently being processed and reviewed.

For the months of November and December of 2021, Louisiana generated gross net proceeds from retail sports book of $10,066,636 and received state tax of $1,006,664.

The last year for which total adjusted gross gaming revenues are available from all sources in Louisiana is the fiscal year ended June 30, 2020. Covid was a material factor during this period of time. Louisiana had adjusted gross revenue of $2,472,674,755 for the year, a decrease of $648,095,199 from the previous year. The adjusted gross revenue for the fiscal year ended June 30, 2021 has not yet been reported. Nevertheless, the cumulative effect of the above-described gaming activity could be seen as having a significant competitive effect on the Diamondhead project.

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

Liens on the Diamondhead Property

As of December 31, 2021, a total of eighteen liens had been placed on the Diamondhead Property. (No additional liens have been placed on the Diamondhead Property as of the filing date of this report.)

In September of 2014, a first lien was placed on the Diamondhead Property (“Property”) pursuant to a Private Placement dated February 14, 2014, as amended, to secure certain obligations of the Company. The first lien is composed of an (i) Executives Lien and (ii) an Investors’ Lien. The liens are in pari passu.

(i) The first lien includes an “Executives Lien” for a maximum of $2 million in favor of certain executives to whom monies are owed for accrued, but unpaid salaries, expenses and Directors fees. The President of the Company is the primary beneficiary of this lien. The maximum of $2 million available under this lien has been reached and the full $2 million is due and payable under this lien. This is a non-interest bearing lien.

(ii) The first lien also includes an Investors’ Lien, which secures the investment of purchasers of securities in a Private Placement dated February 14, 2014, as amended. There is a lien in the amount of $1 million in principal in favor of the Holders of the original and/or Amended and Restated First Tranche Collateralized Convertible Senior Debentures issued for an aggregate of $1 million and a lien in the principal amount of $850,000 in favor of the Holders of the Second Tranche Collateralized Convertible Senior Debentures issued for an aggregate of $850,000, for a total lien of $1.85 million in principal. This is an interest-bearing lien. Interest due on this $1.85 million ranges between 4% and 6% per annum.

The Amended and Restated First Tranche Collateralized Convertible Senior Debentures and the Second Tranche Collateralized Convertible Senior Debentures were originally convertible, under certain circumstances, to common stock of the Company. However, after reaching a settlement agreement with these Debenture holders, the liens securing these Debentures will not be removed until the Debentures are paid in full.

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

In January 2021, a fourth lien in the amount of $2,000,000 was placed on the Property to secure a non-interest-bearing note payable in the amount of $2,000,000, issued in November 2020 to secure amounts owed to the President of the Company for accrued, but unpaid, salary, rent and other expenses.

In February 2021, a fifth lien in the amount of $658,750 was placed on the Property to secure a non-interest-bearing note payable in the amount of $658,750, issued in November 2020 to secure amounts owed to nine directors, including the Company’s six current directors.

In April 2021, six liens were placed on the Property to secure six non-interest-bearing notes payable issued to six lenders bringing total liens on the Property to eleven. The six notes issued total $252,500 in principal and call for the issuance of 250,000 shares of common stock. The notes are not convertible. As of the issuance date of the accompanying consolidated financial statements, no shares have been issued.

In June 2021, a twelfth and thirteenth lien were placed on the Property to secure two non-interest bearing notes issued in May of 2021 which total $50,000 in principal and call for the issuance of a total of 100,000 shares of common stock. The notes are not convertible. As of the issuance date of the accompanying consolidated financial statements, no shares have been issued.

In July 2020, the Chairman of the Board of Directors of the Company paid a total of $67,076 for property taxes due for the year 2019 on the Company’s 400-acre Diamondhead, Mississippi Property, plus $1,573 in related fees. In July 2021, a fourteenth lien was placed on the Property to secure a promissory note in the amount of $150,000 issued to the Chairman of the Board of the Company to secure the payment of these taxes and fees and interest due thereon.

In May 2021, the Chairman of the Board of Directors of the Company paid a total of $62,610 for property taxes due for the year 2020 on the Company’s 400-acre Diamondhead, Mississippi Property, plus $1,468 in related fees. In July 2021, a fifteenth lien was placed on the Property to secure a promissory note in the amount of $100,000 issued to the Chairman of the Board of the Company to secure the payment of these taxes and fees and interest due thereon.

In May of 2021, the Chairman of the Board of Directors of the Company loaned the Company $50,000 on the same terms and conditions as loans made by certain unrelated third parties in 2020 and 2021. In July 2021, a sixteenth lien was placed on the Property to secure a non-interest bearing promissory note issued to the Chairman to secure the payment of this loan, which totals $50,000 in principal and calls for the issuance of 100,000 shares of common stock. The note is not convertible. As of the issuance date of the accompanying consolidated financial statements, no shares have been issued.

In July 2021, a seventeenth lien was placed on the Property to secure a non-interest bearing note issued in July 2021 for $25,000 in principal and which calls for the issuance of 50,000 shares of common stock. The note is not convertible. As of the issuance date of the accompanying consolidated financial statements, no shares have been issued.

In November 2021, an eighteenth lien was placed on the Property to secure a non-interest bearing note issued in November 2021 which totals $50,000 in principal and calls for the issuance of 100,000 shares of common stock. The note is not convertible. As of the issuance date of the accompanying consolidated financial statements, no shares have been issued.

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

None.

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

On December 31, 2021, there were 772 registered holders of record of the Common Stock of the Company.

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

Equity Compensation Plans

Plan Stock Options

On December 19, 1988, the Company adopted a stock option plan (the “Plan”) for its officers and management personnel under which options could be granted to purchase up to 1,000,000 shares of the Company’s common stock. Accordingly, the Company reserved 1,000,000 shares for issuance under the Plan. The option price may not be less than 100% of the market value of the shares on the date of the grant. The options expire within ten years from the date of grant. At December 31, 2021, no options from this plan were issued or exercised.

Non-Plan Stock Options

The Company has, from time to time, awarded non-plan stock options to its Directors, Officers and key employees. The table below summarizes the status of all non-plan options currently outstanding issued to Company Directors, Officers, and former Officers and employees of the Company.

	Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2020	3,415,000	$0.44
Granted	1,290,000	0.46
Exercised	-	-
Expired	(150,000)	1.25
Forfeited	-	-
Outstanding as of December 31, 2020	4,555,000	$0.41
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding as of December 31, 2021	4,555,000	$0.41

Exercisable as of December 31, 2020	4,555,000	$0.41
Exercisable as of December 31, 2021	4,555,000	$0.41

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

On November 9, 2020, the Board of Directors voted to award 1,290,000 options to purchase common stock to its six current directors, including three officers of the Company, at an exercise price of $0.46 per share with an expiration date of December 31, 2023, as follows: Martin Blount: 200,000; Daniel Burstyn: 40,000; Robert Crow: 100,000; Benjamin Harrell: 360,000; Gregory Harrison: 450,000 and Deborah Vitale: 140,000. All options vested in 2020 and the Company recorded stock-based compensation expense of $258,000 for the year ended December 31, 2020.

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

In 2011, the Company decided to temporarily suspend contributions to the Plan. Therefore the Trust was unable to make its annual loan payment to the company and a loan default occurred. In accordance with the Pledge Agreement between the Company and the Trust, the shares attached to the loan payments subsequent to the 2010 contribution reverted back to the Company as treasury shares. In 2021, 79,545 shares, with a market value of $19,886, reverted back to the Company treasury. In 2020, 79,545 shares, with a market value of $16,704, reverted back to the Company.

Recent Sales of Equity Securities

None.

Repurchase of Equity Securities

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read together with the consolidated financial statements and related notes thereto, for the years ended December 31, 2021 and 2020, attached as Exhibit 99.1 to this report.

Liquidity, Capital Resources, and Financial Results

Overview

The Company’s intent was and is to construct a casino resort and other amenities on the Diamondhead, Mississippi Property, unilaterally, or in conjunction with one or more joint venture partners. However, the Company has been unable to date, to obtain financing to move the project forward and/or enter into a joint venture partnership. Due to its lack of financial resources, the Company has been forced to explore other alternatives, including a sale of part or all of the Property. The Company’s preference is to sell only part of the Property inasmuch as this would appear to be in the best interest of the stockholders of the Company. However, there can be no assurance the Company will be able to sell all or part of the Property. The Company intends to continue to pursue a joint venture partnership and/or other financing while seeking a viable purchaser for all or part of the Property.

Liquidity

The Company has incurred continued losses over the years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has had no operations since it ended its gambling cruise ship operations in 2000. Since that time, the Company has concentrated its efforts on the development of its Diamondhead, Mississippi Property. The development of the Diamondhead Property is dependent on obtaining the necessary capital, through equity and/or debt financing, unilaterally, or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, staff, open, and operate a casino resort. In the past, the Company has been able to sustain itself through various short term borrowings, however, as of as of December 31, 2021, the Company had cash of $82,091, while accounts payable and accrued expenses totaled $10,717,660 and the Company had an accumulated deficit of $43,394,070. Therefore, in order to sustain itself, it is imperative that the Company secure a source of funds to provide further working capital as the Company does not have sufficient cash on hand.

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

COVID-19

The Company had no casino or other operations in 2020 when COVID-19 surfaced or in 2021. Therefore, the Company did not experience the adverse consequences that other casino companies experienced from COVID-19 based on their cessation of casino-related operations. However, as a result of COVID, the Company’s sole employee, its President, was unable to travel domestically or internationally to meet with potential investors or potential joint venture partners or to meet with outside, independent contractors. The extent to which COVID-19 may have affected the market for financing new construction in the hospitality, hotel and casino industries given the impact of COVID-19 on this segment of the economy is unknown. The Company did not incur any extraordinary expenses as a result of COVID-19, nor did it obtain any loans under the CARES Act.

Financial Results and Analysis

As reflected in the accompanying consolidated financial statements, the Company recorded a net loss applicable to common shareholders of $1,620,706 for the year ending December 31, 2021 and a net loss applicable to common shareholders of $2,325,145 for the year ending December 31, 2020. The Company expects continued losses for the foreseeable future. General and administrative expenses incurred totaled $665,788 and 695,056 for the years ending December 31, 2021 and 2020, respectively. The table below depicts the major categories comprising those expenses:

	December 31,	December 31,
	2021	2020
Payroll and Related Taxes	$300,000	$300,000
Director Fees	90,000	90,000
Professional Services	86,735	120,380
Rents and Insurances	82,216	79,747
Fines and Penalties	91,850	80,650
All Other Expenses	14,987	24,279
Total General and Administrative Expenses	$665,788	$695,056

The amount reported as payroll includes amounts not actually paid to employees, but accrued and payable to employees. The Company accrued salary payable to only one employee in 2021, the President and CEO of the Registrant, who also served as a Director, Chief Financial Officer, Treasurer and Secretary of the Registrant and held various positions in the Registrant’s subsidiaries.

The increase in fines and penalties was due to ESOP penalties incurred in 2021. Professional services decreased in 2021 due to less legal fees incurred.

The Company recorded stock-based compensation expense of $0 and $831,000 for the years ended December 31, 2021 and 2020, respectively.

Other Income and Expense

Interest expense incurred totaled $783,609 and $625,642 for the years ended December 31, 2021 and 2020, respectively, an increase of $157,967. The increase in 2021 is primarily attributable to the impact of accrued interest on unpaid wages which continues to accrue yearly, the impact from new borrowings arising during the year ended December 31, 2021 and amortization of debt discount in 2021.

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

Of particular note to those conditions is item (v) which calls for the Chairman to be indemnified for any loss sustained on the sale of certain common stock sold to cover the property taxes paid. The Chairman has identified the common stock sold and has provided the Company with the documentation required to document the sale of said stock and to calculate the contingent future loss, if any, on said stock. Had the Company paid the note in full at December 31, 2021 in addition to the principal and interest due, the Company would not have been liable for any additional funds to indemnify the Chairman pursuant to the terms of the notes.

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

Financial instruments included in current assets and liabilities are reported at carrying value in the consolidated balance sheets, which approximate fair value due to their short term nature.

The fair value measurement of the derivative indemnification liability at December 31, 2021 and 2020 was developed using Level 1 inputs.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements for the years ended December 31, 2021 and 2020 are attached to this report as Exhibit 99.1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of the Chief Executive Officer/Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2021. See below for management’s report.

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

The Chief Executive Officer/Chief Financial Officer conducted an evaluation of the effectiveness of internal control over financial reporting. Based on this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that material weaknesses over financial reporting existed as of December 31, 2021. Management identified the following four material weaknesses that have caused management to conclude that, as of December 31, 2021, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

The Company has designed and instituted policies and procedures to eliminate and/or mitigate the foregoing.

As a result of the material weaknesses identified above, our internal control over financial reporting was not effective as of December 31, 2021. The Company plans to initiate a program to address the above weakness. While segregation of duties is very difficult in a small company, the Company intends to file timely reports and utilize third-party consultants to ensure effective financial reporting and disclosures are met.

To address the material weaknesses identified, management performed additional analyses and other procedures to ensure that the consolidated financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter of the year ending December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Officers and Directors	Age	Position(s)
Deborah A. Vitale	71	Director, President, Secretary, Treasurer and Chief Financial Officer
Martin Blount	59	Director
Benjamin J. Harrell	69	Director, Vice-President
Gregory A. Harrison	77	Chairman of the Board of Diamondhead Casino Corporation, Vice-President
Robert S. Crow III	66	Director
Daniel G. Burstyn	38	Director

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

Benjamin J. Harrell has served as a Director of the Company since July 18, 2002. On June 16, 2015, Mr. Harrell was appointed a Vice President of the Company. Mr. Harrell was the founder and served as President and CEO of Pete Fountain Productions, Inc. from 1979 until it was acquired in 1999 by Production Group International, Inc. (“PGI”), a global event communications company, which was subsequently acquired by TBA Global Events, LLC in 2005. Mr. Harrell managed the acquiring company’s business in the New Orleans area. Mr. Harrell currently serves as Vice President of Support Services, MC&A, Inc., a corporate event and travel company which specializes in event solutions, corporate meetings, incentive programs and sporting events. He also served as Vice President of Pete Fountain Entertainment, LLC, which until March 2003 operated one of the largest jazz clubs in New Orleans. Since 1975, Mr. Harrell has served as personal manager for the internationally noted jazz artist, Pete Fountain. Mr. Harrell handled all aspects of Mr. Fountain’s career, including promotion, concerts, personal appearances and commercial endorsements. From 1985 through 2003, Mr. Harrell served as President of Crescent Sound & Light, Inc, a professional sound, lighting, video and staging company for the convention and entertainment industry. Mr. Harrell served as a Director of the New Orleans Metropolitan Convention and Visitors Bureau from 1997 through 1999. On January 15, 2004, Mr. Harrell was elected to the Board of Directors of Mississippi Gaming Corporation, a wholly owned subsidiary of the Company. The Board believes Mr. Harrell is qualified to serve as a Director due to his prior experience as a Director of the Company and his extensive knowledge of, familiarity with, and active participation in all aspects of the Diamondhead Project, including Gaming Site Approval.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company accrued salary payable to only one executive in 2021, the President and CEO, who also serves as a Director, Chief Financial Officer, Treasurer and Secretary of the Registrant and who held various positions in the Registrant’s subsidiaries. The Board of Directors monitors and approves compensation paid to executives of the Company.

Executive Compensation

The Board of Directors determined Ms. Vitale’s base salary to be $300,000 per annum. Ms. Vitale’s base salary reflects her contribution to the Company in a myriad of corporate roles and responsibilities. The Board recognized that Ms. Vitale manages the Company’s business without the benefit of any administrative staff normally associated with the management of a publicly-traded company at significant savings to the Company. Since mid-November of 2009, the Company has, from time to time, been unable to pay Ms. Vitale the salary due her because of a lack of funds. At December 31, 2021, Ms. Vitale was entitled to cash compensation of $3,066,996 for services rendered from 2010 through 2021, which has accrued and is unpaid at December 31, 2021. In addition, on October 12, 2012, the Board of Directors approved a motion to pay interest at 9% per annum on the unpaid compensation due Ms. Vitale retroactive to the outstanding amounts due beginning in 2010 through the date of actual payment. The following table sets forth the amounts due Ms. Vitale for unpaid salary for each of the years 2010 through 2021 and the interest due thereon. None of the accrued salary or interest has been paid to Ms. Vitale to date.

	TOTAL	SALARY	SALARY	INTEREST
YEAR	SALARY	PAID	ACCRUED	EARNED
2010	$300,000	$161,538	$138,462	$3,221
2011	300,000	96,466	203,534	18,837
2012	300,000	None	300,000	43,462
2013	300,000	None	300,000	70,428
2014	300,000	150,000	150,000	91,739
2015	300,000	125,000	175,000	101,899
2016	300,000	None	300,000	126,463
2017	300,000	None	300,000	153,463
2018	300,000	None	300,000	180,463
2019	300,000	None	300,000	207,463
2020	300,000	None	300,000	234,457
2021	300,000	None	300,000	261,457
	$3,600,000	$533,004	$3,066,996	$1,493,352

The following table provides information concerning the accrual of salary and other compensation of the President and Chief Executive Officer. No salary was paid to any officer of the Company in 2021 or 2020.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified	(3)
					(2)	Incentive	Deferred	All
Name and		(1)		Stock	Option	Plan	Compensation	Other
Occupation	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Deborah A. Vitale	2021	$300,000	None	None	None	None	None	$276,457	$576,457
President	2020	$300,000	None	None	$573,000	None	None	$249,457	$1,122,547

(1)	In 2021 and 2020, none of Ms. Vitale’s salary compensation was paid to her and, therefore, the $300,000 of salary compensation owing to her for 2021 and 2020 will be paid to her when Company finances permit.

(2)	On November 9, 2020, the Board of Directors voted to award 140,000 options to purchase common stock to Ms. Vitale at an exercise price of $0.46 per share with an expiration date of December 31, 2023. All options are vested. Additionally, 2,825,000 options previously issued to Ms. Vitale were extended through December 31, 2023.

Reference is hereby made to Note 3, “Summary of Significant Accounting Policies – Stock Based Compensation” in the attached 2021 consolidated financial statements, for a determination of the variables used in computing the value of option awards for the year ended December 31, 2021.

(3)	In 2021, Ms. Vitale earned an annual Director’s fee of $15,000. In addition, in 2021, Ms. Vitale earned interest in the amount of $261,457 on the portion of her unpaid salary for the years 2010 through 2021. In 2020, Ms. Vitale earned an annual Director’s fee of $15,000. In addition, in 2020, Ms. Vitale earned interest in the amount of $234,457 on the portion of her unpaid salary for the years 2010 through 2020.

The following tables provide a summary of the outstanding equity awards of the President at December 31, 2021.

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

The Company sponsors an employee stock ownership plan which is a tax deferred defined contribution pension plan formed in 1994. Ms. Vitale has been a plan participant since 1998. No contributions were made to Ms. Vitale’s participant account for the years ending December 31, 2021 or 2020.

At December 31, 2021, Ms. Vitale was 100% vested in 447,272 shares of common stock which were contributed to the plan on her behalf in past years.

Directors’ Compensation

Effective January 1, 2013, the directors of the Company are entitled to be compensated at a rate of $15,000 per annum. No director received directors’ fees in the years 2021 or 2020. Each Director is eligible for an annual payment in the amount of $15,000 as long as they remain a Director through December 31 of the applicable year, absent death or incapacitation. The annual payment to new directors will be prorated based upon months served in their initial year as a Director. Directors are reimbursed for certain approved expenses incurred in connection with Company business and for certain approved expenses incurred in connection with attendance at non-telephonic Board, committee, or other meetings. Directors are from time to time, awarded non-qualified options to purchase common stock of the Company.

The table below summarizes amounts accrued for Director Compensation for the year ended December 31, 2021 for all directors other than the President, who is also a Director of the Company and whose compensation is itemized above. The Company did not have funds with which to pay any of the Directors the compensation earned.

DIRECTOR COMPENSATION

	Earned or			Non- Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Gregory A. Harrison	$15,000	None	None	None	None	$10,903	$25,903
Benjamin Harrell	$15,000	None	None	None	None	None	$15,000
Martin Blount	$15,000	None	None	None	None	None	$15,000
Robert Crow	$15,000	None	None	None	None	None	$15,000
Daniel Burstyn	$15,000	None	None	None	None	None	$15,000

(1)	Mr. Harrison earned $10,903 of interest in 2021 which accrued to his benefit for unpaid salary for the years 2010 and 2011. None of the above interest due was paid to Mr. Harrison in 2021.

Other Compensation Arrangements

Gregory A. Harrison, the current Chairman of the Board of Directors and a Vice President of the Company, was a compensated employee of the Company until December 31, 2011. The Company owes Mr. Harrison unpaid salary of $121,140 for services rendered in years prior to 2012. On October 12, 2012, the Board of Directors approved a motion to pay interest at 9% per annum on the unpaid compensation due Mr. Harrison retroactive to the outstanding amounts due beginning in 2010 through the date of actual payment. Interest on the unpaid salary due to Mr. Harrison amounted to $10,903 in both 2021 and 2020. The total accrued interest through December 31, 2021 was $118,806. None of the interest due to Mr. Harrison has been paid to date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 18, 2022, to the Company’s knowledge, based on filings with the Securities & Exchange Commission by certain beneficial owners and/or information received by the Company, the beneficial ownership of the outstanding Voting Stock held by (i) each person or entity beneficially owning more than 5% of the shares of any class of Voting Stock, (ii) each director, nominee, and certain executive officers, individually, and (iii) all directors and executive officers as a group. The Common Stock and the Voting Preferred Stock vote as a single class and each share thereof is entitled to one vote per share.

BENEFICIAL OWNER	AMOUNT OF BENEFICIAL OWNERSHIP	CLASS OF STOCK	PERCENT OF CLASS	PERCENT OF VOTING (1)
Europa Cruises Corporation Employee Stock Ownership Plan Trust Deborah A. Vitale, Trustee (2) 1013 Princess Street Alexandria, Virginia 22314	1,829,555	Common	4.68%	4.48%

Deborah A. Vitale (2)(3) Director, President, Secretary, Treasurer and Chief Financial Officer Chairman, President, Secretary and Treasurer of Casino World, Inc. Chairman, President, Secretary and Treasurer of Mississippi Gaming Corporation 1013 Princess Street Alexandria, Virginia 22314	6,008,827	Common	15.39%	14.72%

Gregory Harrison (4) Chairman and Vice President 16209 Kimberly Grove Gaithersburg, Maryland 20878	2,114,701	Common	5.42%	5.18%

Benjamin J. Harrell (5) Director and Vice President 162 Hesper Avenue Metairie, Louisiana 70005	835,000	Common	2.14%	2.05%

Martin Blount (6) Director 1320 Maryland Ave Washington, D.C. 20002	200,000	Common	0.51%	0.49%

Robert S. Crow III (7) Director 5910 Coral Sea Avenue Rockville, Maryland 20851	1,129,869	Common	2.89%	2.77%

Daniel G. Burstyn (8)(10) Director 2828 Lemmon Ave., Apt. 5103 Dallas, Texas 75204	40,000	Common	-	-

Serco International Financial Advisory and Management Services Limited (9)	901,831	Common	2.31%	2.21%
	900,000	Preferred S-NR	100.00%
P.O. Box 52 A-1072 Vienna, Austria	926,000	Preferred S	100.00%

Austroinvest International Limited (9)	901,831	Common	2.31%	2.21%
30, DeCastro Street,	900,000	Preferred S-NR	100.00%
Road Town Tortola, British Virgin Islands	926,000	Preferred S	100.00%

Serco America Corporation (9)	901,831	Common	2.31%	2.21%
4, George Street	900,000	Preferred S-NR	100.00%
Mareva House P.O. Box N-3937 Nassau, Bahamas	926,000	Preferred S	100.00%

Ernst G. Walter (9)	901,831	Common	2.31%	2.21%
P.O. Box 15	900,000	Preferred S-NR	100.00%
1072 Vienna, Austria	926,000	Preferred S	100.00%

College Health and Investment Ltd. (10) College Health and Investment LP (8) Samuel I. Burstyn, General Partner 701 Brickell Avenue, 24th Fl Miami, FL 33131	2,565,982	Common	6.57%	6.28%

All Directors & Executive Officers (6 Persons)		Common	26.45%	25.30%

(1)	Common Stock, Series S-NR Preferred Stock and Series S Preferred Stock have been combined for the purpose of calculating voting percentages.

(2)	The Europa Cruises Corporation Employee Stock Ownership Plan (“ESOP”) was established on August 18, 1994. The Trustee of the ESOP is Deborah A. Vitale. As of December 31, 2021, a total of 2,295,450 ESOP shares had been released for allocation to participants in the ESOP and an additional 874,995 shares had been forfeited by the Trust. The participants in the ESOP are entitled to direct the Trustee as to the manner in which the Company’s allocated shares are voted. The remaining 1,829,555 unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.

(3)	Includes 1,829,555 unallocated common shares of the ESOP Trust; 767,000 shares of Common Stock owned directly by Ms. Vitale; options to purchase 2,965,000 shares of Common Stock; and 447,272 shares of Common Stock, which represent shares of Common Stock held in Ms. Vitale’s fully vested ESOP participant account.

(4)	Includes 1,347,759 shares of Common Stock owned directly by Mr. Harrison; options to purchase 450,000 shares of Common Stock; 15,275 shares of Common Stock held in Mr. Harrison’s fully vested ESOP participation account; 35,000 shares of common stock to be issued to Mr. Harrison pursuant to an agreement to cancel an indemnification for losses, if any, sustained by Mr. Harrison on the sale of a certain stock sold to loan funds to the Company and 100,000 shares of Common Stock to be issued in connection with notes payable issued in 2021. Pursuant to a Private Placement dated February 14, 2014, on March 31, 2014, Mr. Harrison purchased a Collateralized Convertible Senior Debenture convertible into 166,667 shares of Common Stock. The conditions required for conversion of this Debenture into Common Stock of the Company were never met. Assuming the conditions required for conversion are met in the future, Mr. Harrison’s Debenture would be converted into a total of 166,667 shares of Common Stock without any action on the part of Mr. Harrison, at which time his holdings, assuming no other changes occurred, would total 2,114,701.

(5)	Includes 400,025 shares of Common Stock owned directly by Mr. Harrell and options to purchase 435,000 shares of Common Stock.

(6)	Consists of options to purchase 200,000 shares of Common Stock.

(7)	Includes 1,029,869 shares of Common Stock owned directly by Mr. Crow and options to purchase 100,000 shares of Common Stock.

(8)	Consists of options to purchase 40,000 shares of Common Stock. Mr. Burstyn is the son of the General Partner of College Health & Investment LP, and College Health & Investment Ltd. See footnote 10 below.

(9)	Serco International Financial Advisory and Management Services Ltd., Austroinvest International Limited, and Serco America Corporation are affiliated entities. The Company is informed that Dr. Ernst Walter is the sole Director and President of each company. The total beneficial ownership of securities of the Company held by the foregoing includes: 901,831 shares of Common Stock owned by Serco International Financial Advisory and Management Services, Ltd.; 926,000 shares of Series S Preferred Stock owned by Austroinvest International Limited; and 900,000 shares of Series S-NR Preferred Stock owned by Serco America Corporation.

(10)	Includes 1,659,868 shares of Common Stock owned by College Health & Investment LP, 506,164 shares of Common Stock owned by College Health & Investment Ltd, 200,000 shares of Common Stock owned by Alana Burstyn, 199,950 shares of Common Stock owned by Sean Burstyn, c/o Burstyn. The foregoing persons and entities appear to share a common address, 701 Brickell Avenue, Miami, FL 33131. Samuel I. Burstyn is the General Partner of College Health & Investment LP, which the General Partner maintains, is also known as College Health & Investment, Ltd. Daniel G. Burstyn, a Director of the Company, is the son of Samuel I. Burstyn. Does not include 200,000 shares of Common Stock held by Shari Jakobowitz, Custodian FBO Ava Burstyn under the Florida Uniform Transfer Minor Act.

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

As of December 31, 2021 a total of 2,295,450 shares of Common Stock had been released for allocation to participants in the ESOP. An additional 874,995 shares had been forfeited by the Trust. The Company made no contributions to the ESOP Plan for the years ended December 31, 2011 through December 31, 2021. The participants in the ESOP are entitled to direct the Trustee as to the manner in which the Company’s allocated shares are voted. The remaining 1,829,555 unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.

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

In 2021 and 2020, the President received no payments for base rent and the entire base rent due, in the amount of $54,408 per year, was accrued.

Rent expense associated with this lease amounted to base rent in the amount of $54,408 and associated rental costs of $27,808 for a total of $82,216 for the year ended December 31, 2021 and base rent in the amount of $54,408 and associated rental costs of $25,020 for a total of $79,428 for the year ended December 31, 2020.

At December 31, 2021, the President is owed a total of $483,424 under the lease agreement.

The President of the Company is owed deferred salary in the principal amount of $3,066,996 and the Vice President and current Chairman of the Board of the Company is owed deferred salary in the principal amount of $121,140 as of December 31, 2021. On October 12, 2012, the Board of Directors approved a motion to pay these individuals interest of 9% per annum on their deferred compensation retroactive to amounts due beginning in 2010 through the date of actual payment. Accrued interest on deferred salary for both individuals through December 31, 2021 and 2020 amounted to $1,612,158 and $1,339,799, respectively.

Loans and Advances from the Chairman of the Board of Directors

The Chairman of the Board of the Company is the Holder of a Tranche I Debenture issued by the Company in 2014 in the principal amount of $50,000. The Chairman is one of the secured parties under a Land Deed of Trust recorded on September 26, 2014 in Hancock County, Mississippi, to secure Tranche I and Tranche II Debentures issued by the Company in 2014. Under paragraph 5 of the Land Deed of Trust, a secured party who advances sums for taxes due on the Property is secured by the same Land Deed of Trust, but only at that interest rate specified in the note representing the primary indebtedness, namely 4% per annum.

In 2016, the Company received cash advances totaling $47,500 from seven lenders which included $17,500 from two current Directors of the Company (Harrison and Vitale). The proceeds from the cash advances were earmarked for the payment of accounting and auditing fees and other expenses required to file the Company’s Form 10-Q. On August 25, 2016, the Company issued a Note to the foregoing lenders which matures four years from the date of issuance and bears interest at 8% per annum, with a full year of interest accruing in any year in which the advance remains unpaid. Accrued interest due on the above notes amounted to $12,000 and $10,000 at December 31, 2021 and 2020, respectively. These amounts are included in current liabilities on the consolidated balance sheets as of December 31, 2021 and 2020. This note is secured by a second lien on the Diamondhead Property.

In August 2016, the Chairman of the Board of Directors of the Company also loaned the Company $90,000. On August 25, 2016, the Company issued a Note to the Chairman. The Note bears interest at 14% per annum effective August 1, 2016 and matures four years from the date of issuance. This note is also secured by the second lien on the Diamondhead Property. The proceeds of the loan were used for the payment of Mississippi property taxes and auditing, accounting and other corporate expenses. Accrued interest due on the above note amounted to $68,282 and $55,682 at December 31, 2021 and 2020, respectively.

In July 2017, the Chairman of the Board of Directors of the Company paid all property taxes due, together with all interest due thereon, to Hancock County, Mississippi on the approximate 400-acre tract of land, owned by Mississippi Gaming Corporation, a wholly-owned subsidiary of the Company. The total amount advanced was $67,628.

The Chairman advanced the $67,628 on condition that: (i) the advance constitute a lien with interest at 4% per annum under that Land Deed of Trust recorded September 26, 2014; (ii) he be paid additional interest of 11% per annum on the amount advanced and owing and that the full 11% interest per annum is payable during any calendar year in which all or part of the amount advanced and owing or interest due thereon remains unpaid; (iii) this additional interest obligation be treated as a separate and secured debt of the Company, to be evidenced by a separate note and is secured with a separate and third lien to be placed on the Property (hereafter “the Third Lien”); (iv) the entire obligation will be treated as an advance to be paid out of any subsequent incoming financing obtained by the Company or any amounts recovered by the Company from a defendant in that collection action brought by the Company in the Circuit Court of Montgomery County, Maryland; and (v) he be indemnified for any losses sustained on the sale of that common stock sold to cover the payment of real estate property taxes and any credit card fees associated with payment. The Chairman has identified the common stock to be sold and will provide the Company with the documentation required to document the sale of said stock and to calculate the future loss, if any, on said stock. The fair value measurement of the derivative indemnification liability at December 31, 2021 and 2020 was developed using Level 1 inputs, which was valued at $0. On June 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from the date of issue, to the Chairman for an amount up to $100,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi Gaming Corporation placed a third lien on the Property to secure this obligation for $100,000. Accrued interest on the note amounted to $49,194 and $39,050 at December 31, 2021 and 2020, respectively.

In March 2018, the Board of Directors voted to increase up to an additional $200,000 the amount secured by the third lien in favor of the Chairman of the Board, for amounts advanced by the Chairman on behalf of the Company, on the following terms and conditions, namely, that (is) the advance constitutes a lien on the Property with interest at 15% per annum; (ii) that the full interest of 15% per annum is payable during any calendar year in which all or part of the amount advanced is due and owing or interest due thereon remains unpaid; (iii) that this debt be evidenced by a separate promissory note and is to be included in and secured with a third lien that is to be placed on the Diamondhead Property to secure previous advances made to the Company (hereafter “the Third Lien”); (iv) that he be indemnified for any losses sustained on the sale of his common stock in an unrelated publicly-traded company to be sold to cover this advance based on a sales price of approximately $2.80 per share with a cap on the maximum loss per share to be at a sales price of $10.00 per share; and (v) that the Chairman’s previous indemnification approved by the Board of Directors on July 24, 2017 with respect to any loss on the sale of the same stock also be capped at a maximum of $10.00 per share. The Chairman will provide the Company with the documentation required to document the sale of said stock and to calculate the losses on said stock for all amounts loaned to the Company from the sale of said stock. On June 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from the date of issue to the Chairman, for an amount up to $200,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi Gaming Corporation placed a third lien on the Diamondhead Property to secure this obligation for $200,000.

In November 2018, the Board of Directors voted to increase up to an additional $100,000 of advances from the Chairman and in March of 2019, the Board of Directors voted to increase the limit of the advances to $200,000. The terms of this advance are identical to the terms as approved above in March 2018.

In July 2020, the Chairman of the Board of Directors of the Company paid a total of $67,076 for property taxes due for the year 2019 on the Company’s 400-acre Diamondhead, Mississippi Property, plus $1,573 in related fees. In July 2021, a fourteenth lien was placed on the Property to secure a promissory note in the amount of $150,000 issued to the Chairman to secure the payment of these taxes and fees and interest due thereon.

In May 2021, the Chairman of the Board of Directors of the Company paid a total of $62,610 for property taxes due for the year 2020 on the Company’s 400-acre Diamondhead, Mississippi Property, plus $1,468 in related fees. In July 2021, a fifteenth lien was placed on the Property to secure a promissory note in the amount of $100,000 issued to the Chairman to secure the payment of these taxes and fees and interest due thereon.

In May of 2021, the Chairman of the Board of Directors of the Company loaned the Company $50,000 on the same terms and conditions as loans made by certain unrelated third parties in 2020 and 2021. In July 2021, a sixteenth lien was placed on the Property to secure a non-interest bearing promissory note issued to the Chairman to secure the payment of this loan, which totals $50,000 in principal and calls for the issuance of 100,000 shares of common stock. The note is not convertible. As of the issuance date of these financial statements, no shares have been issued. The Company recorded a fair value of the stock of $33,500, which was determined by the fair value of the Company’s common stock at the date of the loan. The fair value of the stock was recorded as a debt discount, which will be amortized to interest expense over the life of the note. During the year ended December 31, 2021, $19,916 of the debt discount was amortized to interest expense.

At December 31, 2021, the Chairman had advanced a total of $467,953, net of repayment of $16,250, under both the March 2018 and March 2019 arrangements and was owed accrued interest in the amount of $210,094 and $140,433 at December 31, 2021 and 2020, respectively.

Loans and Advances from the President

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

As of December 31, 2021, the President had advanced a total of $38,724, net of repayments of $34,845, under this agreement. The President previously agreed to secure a $25,000 loan and interest due thereon and to secure and guarantee a $15,000 loan and interest due thereon due non-related parties discussed above. The President is also personally liable for certain bank-issued credit cards used by the Company to pay expenses incurred by the Company in the approximate amount of $18,000. On June 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from date of issue, to the President for an amount up to $100,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi gaming Corporation placed a third lien on the Diamondhead Property to secure this obligation for $100,000. Accrued interest due on this note amounted to $33,946 and $22,925 at and December 31, 2021 and 2020, respectively.

The third lien placed on the Diamondhead Property, which secures the above three promissory notes, totals up to $400,000 and is payable to the Chairman of the Board ($300,000) and President ($100,000) of the Company.

In January 2021, a fourth lien in the amount of $2,000,000 was placed on the Diamondhead Property to secure a non-interest-bearing note payable in the amount of $2,000,000, issued in November 2020 to secure amounts owed to the President of the Company for accrued, but unpaid, salary, rent and other expenses.

In February 2021, a fifth lien in the amount of $658,750 was placed on the Diamondhead Property to secure a non-interest-bearing note payable in the amount of $658,750, issued in November 2020 to secure amounts owed to nine directors, including the Company’s six current directors.

The principal balance of the notes payable due to the officers and directors discussed above was $722,172, net of debt discount of $13,583, and $636,605, net of debt discount of $0, as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, $636,605 was past due.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The table below depicts the fees billed to Diamondhead Casino Corporation by Friedman LLP in each of the last two years:

Description of Services	2021	2020

Audit Fees	$172,500	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees Paid to Friedman LLP	$172,500	$-

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

Other Exhibits

(a)	3.1	Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on November 15, 1988.

(e)	3.1.1	Amendment to Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on September 4, 1992.

(e)	3.1.2	Amendment to Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on November 22, 2002.

(a)	3.2	By-laws of the Company.

(e)	3.2.1	Amendment of By-laws of the Company, dated February 16, 2015.

(e)	4.1	Certificate of Designation of Preferences, Rights, and Limitations of Series S Voting, Non-Convertible, Redeemable Preferred Stock Par value $0.01 per Share as filed with the Secretary of State of Delaware on August 5, 1993.

(e)	4.2	Certificate of Designation of Preferences, Rights, and Limitations of Series S-NR Voting, Non-Convertible, Non-Redeemable Preferred Stock Par value $0.01 per Share, as filed with the Secretary of State of Delaware on September 13, 1993.

(e)	4.3	Certificate of Designation of Preferences, Rights, and Limitations of Series S-PIK Junior, Non-Voting, Convertible, Non-Redeemable Preferred Stock Par value $0.01 per Share, as filed with the Secretary of State of Delaware on March 23, 1994.

(a)	10.1	Management Agreement between the Company and Casinos Austria Maritime Corporation dated June 19, 1993.

(b)	10.6	Term Sheet (Redacted) for $1 Million Line of Credit dated October 22, 2008.

(c)	10.7	Private Placement Memorandum dated March 1, 2010.

(c)	10.7.1	Appendix (C) to Private Placement Memorandum dated March 1, 2010 (Form of Promissory Note).

(c)	10.7.2	Appendix (D) to Private Placement Memorandum dated March 1, 2010 (Form of Warrant).

(c)	10.8	Private Placement Memorandum dated October 25, 2010.

(c)	10.8.1	Appendix (C) to Private Placement Memorandum dated October 25, 2010 (Form of Promissory Note).

(c)	10.8.2	Appendix (D) to Private Placement Memorandum dated October 25, 2010 (Form of Warrant).

(d)	10.9	Private Placement Memorandum dated February 14, 2014.

(e)	10.9.1	Offers to Amend dated December 4, 2014.

(f)	10.10	Secured Promissory Note dated August 25, 2016 issued by Mississippi Gaming Corporation.

(g)	99.1	Consolidated Financial Statements of the Company for the years ended December 31, 2019 and 2018

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document

Index to Exhibits

(a)	Previously filed as an Exhibit to Form 10 –Amendment 1 as filed on May 27, 2015 and incorporated by reference.

(b)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference.

(c)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated by reference.

(d)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed April 4, 2014 and incorporated by reference.

(e)	Previously filed as an Exhibit to Form 10 as filed on March 31, 2015 and incorporated by reference.

(f)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated by reference.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diamondhead Casino Corporation

(Registrant)

Date: March 21, 2022	By:	/s/ Deborah A. Vitale
Deborah A. Vitale
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory A. Harrison	Chairman of the Board of Directors	March 21, 2022
Gregory A. Harrison

/s/ Deborah A. Vitale	Director	March 21, 2022
Deborah A. Vitale

/s/ Benjamin J. Harrell	Director	March 21, 2022
Benjamin J. Harrell

/s/ Martin C. Blount	Director	March 21, 2022
Martin C. Blount

/s/ Robert S. Crow III	Director	March 21, 2022
Robert S. Crow III

/s/ Daniel G. Burstyn	Director	March 21, 2022
Daniel G. Burstyn

