Form 10-Q
period 2022-03-31
DIAMONDHEAD CASINO CORP
filed 2022-05-12
CIK 844887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of shares outstanding as of May 11, 2022: 36,297,576.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

i

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$78,592	$82,091
Total current assets	78,592	82,091
Land (Note 3)	5,476,097	5,476,097
Other assets	80	80
Total assets	$5,554,769	$5,558,268

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses due related parties (Note 4)	$6,865,952	$6,585,289
Accounts payable and accrued expenses - others (Note 4)	4,214,936	4,132,371
Convertible notes and line of credit payable (Note 5)	1,962,500	1,962,500
Debenture payable (Note 6)	50,000	50,000
Convertible debenture payable (Note 6)	1,800,000	1,800,000
Short term notes and interest bearing advance (Note 7)	80,504	80,504
Notes payable due related parties (net of unamortized debt discount of $5,139 and $13,583, respectively) (Note 8)	730,616	722,172
Notes payable due others (net of unamortized debt discount of $88,746 and $55,017, respectively) (Note 9)	418,754	372,483
Total liabilities	16,123,262	15,705,319

Commitments and contingencies (Notes 3 and 11)

Stockholders’ deficit:
Preferred stock, $0.01 par value; shares authorized 5,000,000, outstanding 2,086,000 at March 31, 2022 and December 31, 2021 (aggregate liquidation preference of $2,519,080 at March 31, 2022 and December 31, 2021)	20,860	20,860
Common stock, $0.001 par value; shares authorized 50,000,000, issued: 39,052,472 at March 31, 2022 and December 31, 2021 outstanding: 36,297,576 at March 31, 2022 and December 31, 2021	39,052	39,052
Additional paid-in capital	36,176,453	36,100,973
Unearned ESOP shares	(2,727,866)	(2,727,866)
Accumulated deficit	(43,890,992)	(43,394,070)
Treasury stock, at cost, 925,341 shares at March 31, 2022 and December 31, 2021	(186,000)	(186,000)
Total stockholders’ deficit	(10,568,493)	(10,147,051)
Total liabilities and stockholders’ deficit	$5,554,769	$5,558,268

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

	2022	2021
COSTS AND EXPENSES
Administrative and general	$183,984	$169,458
Other	17,363	16,912
Total costs and expenses	201,347	186,370

OTHER EXPENSE
Interest expense:
Related parties	156,785	152,844
Other	113,390	79,478
Total other expense	270,175	232,322

NET LOSS	(471,522)	(418,692)

PREFERRED STOCK DIVIDENDS	(25,400)	(25,400)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(496,922)	$(444,092)

Weighted average common shares outstanding - basic and diluted	36,297,576	36,297,576
Net loss per common share - basic and diluted	$(0.014)	$(0.012)

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

					Additional						Total
	Preferred Stock		Common Stock		Paid-in	Unearned ESOP		Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Shares	Amount	Deficit

Balances at January 1, 2021	2,086,000	$20,860	39,052,472	$39,052	$36,042,139	1,909,100	$(2,846,468)	$(41,773,364)	845,796	$(166,114)	$(8,683,895)
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(418,692)	-	-	(418,692)
Balances at March 31, 2021	2,086,000	$20,860	39,052,472	$39,052	36,042,139	1,909,100	$(2,846,468)	$(42,217,456)	845,796	$(166,114)	$(9,127,987)

Balances at January 1, 2022	2,086,000	$20,860	39,052,472	$39,052	36,100,973	1,829,555	$(2,727,866)	$(43,394,070)	925,341	$(186,000)	$(10,147,051)
Common stock to be issued in connection with notes payable	-	-	-	-	64,000	-	-	-	-	-	64,000
Common stock to be issued to related parties	-	-	-	-	11,480	-	-	-	-	-	11,480
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(471,522)	-	-	(471,522)
Balances at March 31, 2022	2,086,000	$20,860	39,052,472	$39,052	$36,176,453	1,829,555	$(2,727,866)	$(43,890,992)	925,341	$(186,000)	$(10,568,493)

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

	2022	2021

Cash flows from operating activities:
Net loss	$(471,522)	$(418,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	38,715	15,609
Stock-based compensation	11,480	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses - related parties	255,263	245,032
Accounts payable and accrued expenses - other	82,565	101,839
Net cash used in operating activities	(83,499)	(56,212)
Cash flows from financing activities:
Proceeds from note payable - others	80,000	50,000
Net cash provided by financing activities	80,000	50,000
Net decrease in cash	(3,499)	(6,212)
Cash at beginning of period	82,091	88,711
Cash at end of period	$78,592	$82,499

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash financing activities:
Unpaid preferred stock dividends in accounts payable and accrued expenses	$25,400	$25,400
Common stock to be issued in connection with notes payable	$64,000	$-
Stock issuance liability	$-	$13,750

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization and Business

Diamondhead Casino Corporation (the “Company”) owns, through its wholly-owned subsidiary, Mississippi Gaming Corporation, an approximate 400-acre undeveloped property located at 7051 Interstate 10, Diamondhead, Mississippi 39525 (hereafter “the Diamondhead Property” or “the Property”). The Company’s intent was and is to construct a casino resort and other amenities on the Property unilaterally or in conjunction with one or more joint venture partners. However, the Company has been unable, to date, to obtain financing to move the project forward and/or enter into a joint venture partnership. There can be no assurance that the substantial funds required for the design and construction of the project can be obtained or that such funds can be obtained on acceptable terms. In addition, the Company has been unable to obtain financing to sustain the Company. Due to its lack of financial resources and certain lawsuits filed by creditors against the Company, the Company was forced to explore other alternatives, including a sale of part or all of the Property. The Company’s preference is to sell only part of the Property inasmuch as this would appear to be in the best interest of the stockholders of the Company. However, there can be no assurance the Company will be able to sell only part of the Property. The Company intends to continue to pursue a joint venture partnership and/or other financing while seeking a viable purchaser for part or all of the Property. Finally, there can be no assurance that if the requisite financing for the project were obtained and the project were constructed, that the project would be successful.

Note 2. Liquidity and Going Concern

These unaudited condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses over the past several years, has no operations, generates no operating revenues, and as reflected in the accompanying unaudited condensed consolidated financial statements, incurred a net loss applicable to common stockholders of $496,922 for the three months ended March 31, 2022. In addition, the Company had an accumulated deficit of $43,890,992 at March 31, 2022. Due to its lack of financial resources, the Company has been forced to explore other alternatives, including a sale of part or all of the Property.

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

In the past, in order to raise capital to continue to pay on-going costs and expenses, the Company has borrowed funds, through Private Placements of convertible instruments as well as through other secured notes which are more fully described in Notes 5 through 9 to these unaudited condensed consolidated financial statements. The Company is in default with respect to payment of both principal and interest under the terms of most of these instruments. In addition, at March 31, 2022, the Company had $11,080,888 of accounts payable and accrued expenses and $78,592 in cash on hand.

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

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and, in our opinion, reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2022 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2021, attached to our annual report on Form 10-K.

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

Land development costs, which have been capitalized, consist of the following at March 31, 2022 and December 31, 2021:

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

Financial instruments included in current assets and liabilities are reported at carrying value in the unaudited condensed consolidated balance sheets, which approximate fair value due to their short term nature.

The fair value measurement of the derivative indemnification liability discussed in Note 8 below was computed using Level 1 inputs. There was no derivative indemnification liability at March 31, 2022 and December 31, 2021.

Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. No impairment existed at March 31, 2022.

Net Loss per Common Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding, plus other potentially dilutive securities. Potentially dilutive securities are excluded from the computation of diluted loss per shares since their effect would be antidilutive. Common shares outstanding consist of issued shares, including allocated and committed shares held by the ESOP trust, less shares held in treasury. Common shares outstanding excludes the 760,000 shares subject to be issued in connection with notes payables (see note 11) and 35,000 shares subject to be issued to Mr. Harrison (see note 10). The dilutive securities below do not include 5,055,555 potentially convertible Debentures since the requirements for possible conversion have not yet been met and may never be met.

The table below summarizes the components of potential dilutive securities at March 31, 2022 and 2021.

	March 31,	March 31,
Description	2022	2021

Convertible Preferred Stock	260,000	260,000
Options to Purchase Common Shares	4,555,000	4,555,000

Total	4,815,000	4,815,000

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

No other recent accounting pronouncements were issued by FASB that are believed by management to have a material impact on the Company’s present or future financial statements.

Note 4. Accounts Payable and Accrued Expenses

The table below outlines the elements included in accounts payable and accrued expenses at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Related parties:
Accrued payroll due officers	$3,344,711	$3,269,711
Accrued interest due officers and directors	2,228,248	2,066,096
Accrued director fees	771,250	748,750
Base rents due to the President	362,469	348,866
Associated rental costs	141,966	134,558
Other	17,308	17,308
Total related parties	$6,865,952	$6,585,289

Non-related parties:
Accrued interest	$2,599,217	$2,529,910
Accrued dividends	1,092,200	1,066,800
Accrued fines and penalties	337,450	312,600
Other	186,069	223,061
Total non-related parties	$4,214,936	$4,132,371

Note 5. Convertible Notes and Line of Credit

Line of Credit

In 2008, the Company entered into an agreement with an unrelated third party for an unsecured Line of Credit up to a maximum of $1,000,000. The Line of Credit carries an interest rate on amounts borrowed of 9% per annum. All funds originally advanced under the facility were due and payable by November 1, 2012. As an inducement to provide the facility, the lender was awarded an immediate option to purchase 50,000 shares of common stock of the Company at $1.75 per share. In addition, the lender received an option to purchase a maximum of 250,000 additional shares of common stock of the Company at $1.75 per share. The options expire following repayment in full by the Company of the amount borrowed. The Company is in default under the repayment terms of the agreement. At March 31, 2022 and At December 31, 2021, the unpaid principal and accrued interest due on the obligation totaled $2,145,614 and $2,123,422, respectively.

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

The Convertible Notes issued pursuant to the two Private Placements discussed above total $962,500 in principal and became due and payable beginning in March 2012 and extending to various dates through June 2013. As of the date of the filing of this report, all of the aforementioned debt obligations remain unpaid and in default under the repayment terms of the notes. In November 2020, the Superior Court of the State of Delaware awarded Judgments in favor of certain holders of these Promissory Notes who filed suit against the Company. As a result, the Company must carry an aggregate of $486,796 (total principal and interest) as debt owed to these noteholders. As of March 31, 2022 and December 31, 2021, all Notes issued had a total outstanding principal of $962,500 and accrued interest, including the additional interest awarded pursuant to the Court Judgments, of $975,438 and $950,371, respectively.

The table below summarizes the Company’s debt arising from the above-described sources as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Private placements - March 1, 2010*	$475,000	$475,000
Private placements - October 25, 2010	487,500	487,500
	$962,500	$962,500

*	Of the 2010 placements above, $75,000 is due to a related party.

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

When originally issued, in the event the Company failed to meet the conditions for conversion of the Debentures, the First Tranche Convertible Debentures, which total $950,000, would have been due on March 31, 2020 and the Second Tranche Convertible Debentures, which total $850,000, would have been due December 31, 2020. The sole remaining non-convertible Debenture in the amount of $50,000 would have been due March 31, 2020. However, the Company is in default with respect to interest payments due under the Debenture agreements in the amount of $427,081 and as a result, the Debentures payable are reported as current liabilities. Certain Debenture holders sued the Company for failing to make payments due under the terms of the Debentures and the case was settled. See Note 15 below. Total accrued interest due on all outstanding Debentures amounted to $519,581 and $501,081 at March 31, 2022 and December 31, 2021 respectively.

Note 7. Short Term Notes and Interest-Bearing Advance

Promissory Notes

On June 9, 2017, the Company entered into a Promissory Note with an unrelated lender in exchange for proceeds in the amount of $15,000. Interest on the note is 12.5% per annum and payable March 1 of each year the note remains outstanding. Payment in full of the Note was due June 9, 2019. Mississippi Gaming Corporation, a wholly owned subsidiary of the Company, guaranteed the Note. In addition, the President of the Company agreed to personally guarantee the Note and to personally secure the Note with an assignment of proceeds due to her under the first lien on the Diamondhead property. The interest payments since March 1, 2018 have not been made. Accrued interest due on this obligation amounted to $9,026 and $8,553 at March 31, 2022 and December 31, 2021, respectively.

Bank Credit Facility

Wells Fargo Bank provides an unsecured credit facility of up to $15,000 to the Company. The facility requires a variable monthly payment of amounts borrowed plus interest, which is applied at 11.24% on direct charges and 24.99% on any cash advanced through the facility. At March 31, 2022 and December 31, 2021, a principal balance of $18,004 remained outstanding on the facility. The lending bank has since cancelled privileges under the facility for non-payment.

Interest Bearing Advances

In 2016, the Company received cash advances totaling $47,500 from seven lenders which included $22,500 from third parties (see Note 8 for related party advances). The proceeds from the cash advances were earmarked for the payment of accounting and auditing fees and other expenses required to file the Company’s Form 10-Q. On August 25, 2016, the Company issued a Note to the foregoing lenders, which matures four years from the date of issuance and bears interest at 8% per annum, with a full year of interest accruing in any year in which the advance remains unpaid. Accrued interest due on the above notes amounted to $14,200 and $12,000 at March 31, 2022 and December 31, 2021, respectively.

On February 2, 2017, the Company borrowed $25,000 from an unrelated third party. The Note carries an annual interest rate of approximately 12.5% and is past due. The Company is in default and as such, the lender may increase the interest rate due by an amount of up to 3% per annum in excess of the rate then otherwise applicable. The Company does not have the funds to repay the advance. The President of the Company has agreed to personally secure the note with an assignment of proceeds due to her under the first lien on the Property. Accrued interest on this obligation amounted to $16,130 and $15,342 at March 31, 2022 and December 31, 2021, respectively.

Of the amounts discussed above, $80,504 in short-term notes and advances are in default under the original agreed to terms.

Note 8. Current Notes Payable Due Related Parties

In 2016, the Company received cash advances totaling $47,500 from seven lenders which included $25,000 from three Current Directors of the Company (see Note 7). The proceeds from the cash advances were earmarked for the payment of accounting and auditing fees and other expenses required to file the Company’s Form 10-Q. On August 25, 2016, the Company issued a Note to the foregoing lenders, which matures four years from the date of issuance and bears interest at 8% per annum, with a full year of interest accruing in any year in which the advance remains unpaid. Accrued interest due on the above notes amounted to $14,000 and $12,000 at March 31, 2022 and December 31, 2021, respectively. These amounts are included in current liabilities on the consolidated balance sheets as of March 31, 2022 and December 31, 2021. This note is secured by a second lien on the Diamondhead Property.

In the third quarter of 2016, the Chairman of the Board of Directors of the Company loaned the Company $90,000. On August 25, 2016, the Company issued a Note to the Chairman of the Board. The Note bears interest at 14% per annum effective August 1, 2016 and matures four years from the date of issuance. The proceeds of the loan were used for the payment of Mississippi property taxes and auditing, accounting and other corporate expenses. Accrued interest due on the above note amounted to $71,388 and $68,262 at March 31, 2022 and December 31, 2021, respectively.

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

The Chairman advanced the $67,628 on condition that: (is) the advance constitute a lien with interest at 4% per annum under that Land Deed of Trust recorded September 26, 2014; (ii) he be paid additional interest of 11% per annum on the amount advanced and owing and that the full 11% interest per annum is payable during any calendar year in which all or part of the amount advanced and owing or interest due thereon remains unpaid; (iii) this additional interest obligation be treated as a separate and secured debt of the Company, to be evidenced by a separate note and is secured with a separate and third lien to be placed on the Property (hereafter “the Third Lien”); (iv) the entire obligation will be treated as an advance to be paid out of any subsequent incoming financing obtained by the Company or any amounts recovered by the Company from a defendant in that collection action brought by the Company in the Circuit Court of Montgomery County, Maryland; and (v) he be indemnified for any losses sustained on the sale of that common stock sold to cover the payment of real estate property taxes and any credit card fees associated with payment. The Chairman has identified the common stock to be sold and will provide the Company with the documentation required to document the sale of said stock and to calculate the future loss, if any, on said stock. The fair value measurement of the derivative indemnification liability at December 31, 2021 was developed using Level 1 inputs, which was valued at $0. On February 4, 2022, the Board of Directors entered into an agreement with Mr. Harrison, the Chairman of the Board of Directors, to issue 35,000 shares of common stock of the Company to Mr. Harrison to repurchase the indemnification the Company had previously agreed to pay Mr. Harrison for losses. See Note 10. On June 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from the date of issue, to the Chairman for an amount up to $100,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi Gaming Corporation placed a third lien on the Property to secure this obligation for $100,000. Accrued interest on the note amounted to $57,315 and $49,194 at March 31, 2022 and December 31, 2021, respectively.

In March of 2018, the Board of Directors voted to increase up to an additional $200,000 the amount secured by the third lien in favor of the Chairman of the Board, for amounts advanced by the Chairman on behalf of the Company, on the following terms and conditions, namely, that (is) the advance constitutes a lien on the Property with interest at 15% per annum; (ii) that the full interest of 15% per annum is payable during any calendar year in which all or part of the amount advanced is due and owing or interest due thereon remains unpaid; (iii) that this debt be evidenced by a separate promissory note and is to be included in and secured with a third lien that is to be placed on the Diamondhead Property to secure previous advances made to the Company (hereafter “the Third Lien”); (iv) that he be indemnified for any losses sustained on the sale of his common stock in an unrelated publicly-traded company to be sold to cover this advance based on a sales price of approximately $2.80 per share with a cap on the maximum loss per share to be at a sales price of $10.00 per share; and (v) that the Chairman’s previous indemnification approved by the Board of Directors on July 24, 2017 with respect to any loss on the sale of the same stock also be capped at a maximum of $10.00 per share. On February 4, 2022, the Board of Directors entered into an agreement with Mr. Harrison, the Chairman of the Board of Directors, to issue 35,000 shares of common stock of the Company to Mr. Harrison to repurchase the indemnification the Company had previously agreed to pay Mr. Harrison for losses. See Note 10. The Chairman will provide the Company with the documentation required to document the sale of said stock and to calculate the losses on said stock for all amounts loaned to the Company from the sale of said stock. On June 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from the date of issue to the Chairman, for an amount up to $200,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi Gaming Corporation placed a third lien on the Diamondhead Property to secure this obligation for $200,000.

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

At March 31, 2022, the Chairman had advanced a total of $467,953, net of repayment of $16,250, under both the March 2018 and March 2019 arrangements and was owed accrued interest in the amount of $279,754 and $210,094 at March 31, 2022 and December 31, 2021, respectively.

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

On May 30, 2021, the Chairman of the Board of the Company loaned the Company $50,000. The note is non-interest bearing and matures one year from the date of issuance. The Company placed a sixteenth lien on the Property in July 2021 to secure this non-interest bearing note which totals $50,000 in principal and calls for the issuance of 100,000 shares of common stock. The note is not convertible. As of the issuance date of these financial statements, no shares have been issued. The Company recorded a fair value of the stock of $33,500, which was determined by the fair value of the Company’s common stock at the date of the loan. The fair value of the stock was recorded as a debt discount, which will be amortized to interest expense over the life of the note. During the three months ended March 31, 2022, $8,444 of the debt discount was amortized to interest expense to related parties.

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

As of March 31, 2022, the President had advanced a total of $38,724, net of repayments of $34,845, under this agreement. The President previously agreed to secure a $25,000 loan and interest due thereon and to secure and guarantee a $15,000 loan and interest due thereon due non-related parties discussed above. The President is also personally liable for certain bank-issued credit cards used by the Company to pay expenses incurred by the Company in the approximate amount of $18,000. On June 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from date of issue, to the President for an amount up to $100,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi gaming Corporation placed a third lien on the Diamondhead Property to secure this obligation for $100,000. Accrued interest due on this note amounted to $41,409 and $33,361 at March 31, 2022 and December 31, 2021, respectively.

The third lien placed on the Diamondhead Property, which secures the above three promissory notes, totals up to $400,000 and is payable to the Chairman of the Board ($300,000) and President ($100,000) of the Company.

The principal balance of the notes payable due to the officers and directors discussed above was $730,616, net of debt discount of $5,139 and $722,172, net of debt discount of $13,583, as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, $636,605 was past due.

Note 9. Notes Payable Due Others

In October 2017, the Company entered into a settlement with a holder of $150,000 of convertible notes as described in Note 5 above. As part of the settlement, the Company agreed to pay legal fees in the amount of $50,000 and issued a four year note at 0% interest to satisfy this obligation. The note is currently in default.

In December 2020, the Company entered into three promissory notes with unrelated lenders in exchange for an aggregate principal amount of $126,250. The Company received proceeds of $100,000, resulting in an original issue discount of $26,250. This original issue discount was recorded as a debt discount, which will be amortized to interest expense over the life of the notes. The notes are non-interest bearing and matured in December 2021, one year after the notes’ issuances. These notes are currently in default.

In January and February 2021, the Company entered into two additional promissory notes with unrelated lenders in exchange for a principal amount of $25,000 and $31,250, respectively. The Company received total proceeds of $50,000, resulting in an original issue discount of $6,250. This original issue discount was recorded as a debt discount, which will be amortized to interest expense over the life of the notes. The notes are non-interest bearing and matured in January and February 2022, respectively, one year after the notes’ issuances. These notes are currently in default.

In April and May 2021, the Company entered into three additional promissory notes with unrelated lenders in exchange for a principal amount of $70,000, $25,000 and $25,000, respectively. The Company received total proceeds of $100,000, resulting in an original issue discount of $20,000. This original issue discount was recorded as a debt discount, which will be amortized to interest expense over the life of the notes. The notes are non-interest bearing and matured in April and May 2022, respectively, one year after the notes’ issuances. The notes are currently in default.

In July 2021, the Company entered into an additional promissory note with an unrelated lender in exchange for a principal amount of $25,000. The Company received proceeds of $25,000. The note is non-interest bearing and matures in July 2022, one year after the note’s issuance.

In November 2021, the Company entered into an additional promissory note with an unrelated lender in exchange for a principal amount of $50,000. The Company received proceeds of $50,000. The note is non-interest bearing and matures in November 2022, one year after the note’s issuance.

In March 2022, unrelated third parties paid a total of $60,436 for property taxes due for the year 2021 on the Company’s Mississippi Property and loaned the Company an additional $19,564 for a total of $80,000. In return for the $80,000, the Company issued two non-interest bearing secured promissory notes for $40,000 each, due and payable in one year and, in addition, agreed to issue 80,000 shares of common stock for each $40,000 loaned, for a total repayment due of $80,000 plus 160,000 shares of common stock.

From April 2021 to March 2022, twelve liens were placed on the Property to secure these notes. There is a call for the issuance of a total of 660,000 shares of common stock in connection with the notes and liens, however, no shares have been issued to date. In December 2020, the Company recorded a fair value of the stock of $22,050, which was determined by the fair value of the Company’s common stock at the date of each loan issuance. In 2021, the Company recorded a fair value of the stock pertaining to the 2021 notes of $102,000. In the three months ended March 31, 2022, the Company recorded a fair value of the stock pertaining to the 2022 notes of $64,000. The fair value of the stock was recorded as a debt discount, which will be amortized to interest expense over the life of the notes.

During the three months ended March 31, 2022 and 2021, $30,271 and $15,609 of the debt discount was amortized to interest expense to others. As of March 31, 2022 and December 31, 2021, total notes payable due others, net of unamortized discount, was $418,754 and $372,483, respectively.

Note 10. Related Party Transactions

As of March 31, 2022, the President of the Company is owed deferred salary in the amount of $3,141,996 and the Vice President and the current Chairman of the Board of Directors of the Company is owed deferred salary in the amount of $121,140. The Board of directors agreed to pay interest at 9% per annum on the foregoing amounts owed. Interest expense under this agreement amounted to $71,305 and $64,648 during the three months ended March 31, 2022 and 2021, respectively. Total interest accrued under this agreement totaled $1,683,464 and $1,612,158 as of March 31, 2022 and December 31, 2021, respectively.

The Company has a month-to-month lease with the President and then-Chairman of the Board of Directors of the Company, for office space owned by the President in Alexandria, Virginia. The lease calls for monthly base rent in the amount of $4,534 and payment of associated costs of insurance, real estate taxes, utilities and other expenses. Rent expense associated with this lease amounted to base rent in the amount of $13,602 and associated rental costs of $7,408 for a total of $21,010 for the three months ended March 31, 2022 and base rent of $13,602 and associated rental costs of $6,485 for a total of $20,087 months ended March 31, 2021. No payments associated with the base rents were made in the quarters ended March 31, 2022 and 2021. At March 31, 2022 and December 31, 2021, amounts owing for base rent and associated rental costs totaled $504,435 and $483,424, respectively.

Directors of the Company are entitled to a director’s fee of $15,000 per year for their services. The Company has been unable to pay directors’ fees to date. A total of $771,250 and $748,750 was due and owing to the Company’s current and former directors as of March 31, 2022 and December 31, 2021, respectively. Directors have previously been compensated and may, in the future, be compensated for their services with cash, common stock, or options to purchase common stock of the Company.

On February 4, 2022, the Board of Directors entered into an agreement with Mr. Harrison, the Chairman of the Board of Directors, to issue 35,000 shares of common stock of the Company to Mr. Harrison to repurchase the indemnification the Company had previously agreed to pay Mr. Harrison for losses, if any, suffered on certain stock he had sold in prior years in an unrelated company to raise funds to pay property taxes due on the Diamondhead, Mississippi Property and to lend additional funds to the Company. This repurchase eliminates any risk to the Company arising from the indemnification which could have been material. During the three months ended March 31, 2022, the Company recorded stock-based compensation of $11,480 for the fair value of these shares, which have not yet been issued as of the issuance date of these unaudited condensed consolidated financial statements.

See Notes 4, 5, 7, 8 and 11 for other related party transactions.

Note 11. Commitments and Contingencies

Liens

As of March 31, 2022, there were twenty liens on the Company’s Diamondhead, Mississippi Property as follows:

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

In July 2021, the Company placed a sixteenth lien on the Property to secure a non-interest bearing note issued to the Chairman in May 2021 which totals $50,000 in principal and calls for the issuance of 100,000 shares of common stock. The note is not convertible. As of the issuance date of these unaudited condensed consolidated financial statements, no shares have been issued.

In July 2021, the Company placed a seventeenth lien on the Property to secure a non-interest bearing note issued to a lender, which totals $25,000 in principal and calls for the issuance of 50,000 shares of common stock. The note is not convertible. As of the issuance date of these unaudited condensed consolidated financial statements, no shares have been issued.

In November 2021, an eighteenth lien was placed on the Property to secure a non-interest bearing note issued in November 2021 which totals $50,000 in principal and calls for the issuance of 100,000 shares of common stock. The note is not convertible. As of the issuance date of these unaudited condensed consolidated financial statements, no shares have been issued.

In March 2022, a nineteenth and twentieth lien were placed on the Property to secure two non-interest bearing notes issued in March of 2022 which total $80,000 in principal and call for the issuance of a total of 160,000 shares of common stock. The notes are not convertible. As of the issuance date of these unaudited condensed consolidated financial statements, no shares have been issued.

Other

The Company is currently delinquent in filing those documents and forms required to be filed in connection with its Employee Stock Ownership Plan (“ESOP”) for the year ended December 31, 2021, 2020, 2019, 2018, 2017, 2016 and 2015. The Company did not have the funds to pay professionals to prepare, audit and file these documents and forms when due. Although these required filings normally do not result in any tax due to an agency of the government, the Company could be subject to significant penalties for failure to file these forms when due. Penalties are assessed by the Department of Labor on a per diem basis from the original due dates for the required informational filings until the filings are actually made. The Company has accrued $337,450 and $312,600 on the current delinquent filings as of March 31, 2022 and December 31, 2021, respectively. The Company intends to bring its ESOP-required filings current and when current, will attempt to enroll in a voluntary compliance program with the Department of Labor with respect to any penalties or fines incurred. However, there can be no assurance the Company will be able to enroll in any such program or obtain a reduction of the fines and penalties that may be due.

The Company and its subsidiaries file their federal tax return on a consolidated basis. The Company has not filed its consolidated federal tax returns for the years ended December 31, 2021, 2020, 2019, 2018, 2017 and 2016. The Company believes no tax will be due with these federal returns. Mississippi Gaming Corporation, a wholly owned subsidiary of the Company, has not filed its annual reports, together with its franchise tax due, with the state of Delaware for 2021, 2020, 2019 and 2018. Casino World, Inc., a wholly owned subsidiary of the Company, has not filed its annual reports, together with its franchise tax due, with the state of Delaware for 2021, 2020, 2019, 2018, 2017 and 2016. Mississippi Gaming Corporation has not filed its corporate income and franchise tax returns, together with the tax due, with the state of Mississippi for 2021, 2020, 2019, or 2018. Casino World, Inc. has not filed its corporate income and franchise tax returns, together with the tax due, with the state of Mississippi for 2021, 2020, 2019, 2018, 2017 and 2016.

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

Note 12. Subsequent Events

In April 2022, an unrelated third party loaned the Company $50,000. In return for the $50,000, the Company issued a non-interest bearing Secured Promissory Note for $50,000 due and payable in one year and, in addition, agreed to issue 100,000 shares of common stock in Diamondhead Casino Corporation. The Company will be placing a lien on the Diamondhead Property to secure the amounts due.

Item 2. Management’s Discussion and Analysis of Financial Condition and Financial Results

Forward Looking Statements

This section should be read together with the consolidated financial statements and related notes thereto, for the year ended December 31, 2021 included with our annual report filed on Form 10-K.

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

Liquidity

The Company has incurred continued losses over the years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has had no operations since it ended its gambling cruise ship operations in 2000. Since that time, the Company has concentrated its efforts on the development of its Diamondhead, Mississippi Property. The development of the Diamondhead Property is dependent on obtaining the necessary capital, through equity and/or debt financing, unilaterally, or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, staff, open, and operate a casino resort. In the past, the Company has been able to sustain itself through various short term borrowings, however, as of March 31, 2022, the Company had cash of $78,592, while accounts payable and accrued expenses totaled $11,080,888 and the Company had an accumulated deficit of $43,890,992. In addition, the Company reported a net loss applicable to common shareholders of $496,922 for the three months ended March 31, 2022. Therefore, in order to sustain itself, it is imperative that the Company secure a source of funds to provide further working capital.

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

Financial Results and Analysis

During the three months ended March 31, 2022 and 2021, the Company incurred net losses applicable to common stockholders of $496,922 and $444,092, respectively. The increase in the loss, which totaled $52,830, is primarily due to increased interest expense in 2022.

Administrative and general expenses incurred totaled $183,984 and $169,458 for the three months ending March 31, 2022 and 2021, respectively. The table below depicts the major categories comprising these expenses:

	March 31,	March 31,
	2022	2021
Payroll and Related Taxes	$75,000	$75,000
Director Fees	22,500	22,500
Professional Services	25,431	23,740
Rents and Insurances	21,011	20,851
Fines and Penalties	24,850	22,900
All Other Expenses	15,192	4,467
Total General and Administrative Expenses	$183,984	$169,458

Other Income and Expense

Interest expense incurred totaled $270,175 and $232,322 for the three months ending March 31, 2022 and 2021, respectively, an increase of $37,853. The increase in 2022 is primarily attributable to the impact of accrued interest on unpaid wages which continues to accrue yearly, and the impact from new borrowings and amortization of debt discount during the last three quarters of 2021 and the first quarter of 2022.

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

Of particular note to those conditions is item (v) which calls for the Chairman to be indemnified for any loss sustained on the sale of certain common stock sold to cover the property taxes paid. The Chairman has identified the common stock sold and has provided the Company with the documentation required to document the sale of said stock and to calculate the contingent future loss, if any, on said stock. On February 4, 2022, the Board of Directors entered into an agreement with Mr. Harrison, the Chairman of the Board of Directors, to issue 35,000 shares of common stock of the Company to Mr. Harrison to repurchase the indemnification the Company had previously agreed to pay Mr. Harrison for losses, if any, suffered on certain stock he had sold in prior years in an unrelated company to raise funds to pay property taxes due on the Diamondhead, Mississippi Property and to lend additional funds to the Company. This repurchase eliminates any risk to the Company arising from the indemnification which could have been material. During the three months ended March 31, 2022, the Company recorded stock-based compensation of $11,480 for the fair value of these shares, which have not yet been issued as of the issuance date of the attached unaudited condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer, who also serves as Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2021.

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

The Chief Executive Officer/Chief Financial Officer conducted an evaluation of the effectiveness of internal control over financial reporting. Based on this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that material weaknesses over financial reporting existed as of March 31, 2022. Management identified the following four material weaknesses that have caused management to conclude that, as of March 31, 2022, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

As a result of the material weaknesses identified above, our internal control over financial reporting was not effective as of March 31, 2022. The Company has initiated policies and procedures to address the above weakness. While segregation of duties is very difficult in a small company, the Company intends to file timely reports and utilize third-party consultants to ensure effective financial reporting and disclosures are met.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting except for the mitigation process (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2022 that are expected to materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, information under this item is not required to be presented.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

Refer to the footnotes for all defaults on the Company’s indebtedness.

The Company is in arrears on the payment of dividends due on its three series of preferred stock currently issued and outstanding. The Company has not paid preferred dividends due in the first three months of 2022 in the amount of i) $7,500 on its Series S preferred stock; ii) 7,500 on its Series S-NR preferred stock; and iii) $10,400 on its Series S-PIK preferred stock. The table below summarizes total preferred stock dividends in arrears at March 31, 2022.

Total Amount
Description	In Arrears

Series S	$322,500
Series S-NR	322,500
Series S-PIK	447,200

Total in arrears	$1,092,200

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

DIAMONDHEAD CASINO CORPORATION

Date: May 12, 2022		/s/ Deborah A. Vitale
	By:	Deborah A. Vitale
Chief Executive Officer

