Form 10-Q
period 2022-09-30
DIAMONDHEAD CASINO CORP
filed 2022-11-10
CIK 844887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of shares outstanding as of November 8, 2022: 36,297,576.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART 1:	FINANCIAL INFORMATION

ITEM 1:	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2022 and September 30, 2021	2

	Unaudited Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2022 and September 30, 2021	3

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficiency for the Three and Nine Months Ended September 30, 2022 and September 30, 2021	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and September 30, 2021	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Financial Results	17

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk	20

ITEM 4:	Controls and Procedures	20

PART II:	OTHER INFORMATION	20

ITEM 1:	Legal Proceedings	20

ITEM 1A:	Risk Factors	20

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3:	Default Upon Senior Securities	20

ITEM 4:	Mine Safety Disclosures	21

ITEM 5:	Other Information	21

ITEM 6:	Exhibits	21

	Signatures	22

i

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$61,042	$82,091
Total current assets	61,042	82,091
Land (Note 3)	5,476,097	5,476,097
Other assets	80	80
Total assets	$5,537,219	$5,558,268

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses due related parties (Note 4)	$7,261,274	$6,585,289
Accounts payable and accrued expenses - others (Note 4)	4,510,588	4,132,371
Convertible notes and line of credit payable (Note 5)	1,962,500	1,962,500
Debenture payable (Note 6)	50,000	50,000
Convertible debenture payable (Note 6)	1,800,000	1,800,000
Short term notes and interest bearing advance (Note 7)	80,504	80,504
Notes payable due related parties (net of unamortized debt discount of $0 and $13,583, respectively) (Note 8)	720,651	722,172
Notes payable due others (net of unamortized debt discount of $51,517 and $55,017, respectively) (Note 9)	505,983	372,483
Total liabilities	16,891,500	15,705,319

Commitments and contingencies (Notes 3 and 11)

Stockholders’ deficit:
Preferred stock, $0.01 par value; shares authorized 5,000,000, outstanding 2,086,000 at September 30, 2022 and December 31, 2021 (aggregate liquidation preference of $2,519,080 at September 30, 2022 and December 31, 2021)	20,860	20,860
Common stock, $0.001 par value; shares authorized 50,000,000, issued: 39,052,472 at September 30, 2022 and December 31, 2021 outstanding: 36,297,576 at September 30, 2022 and December 31, 2021	39,052	39,052
Additional paid-in capital	36,210,453	36,100,973
Unearned ESOP shares	(2,727,866)	(2,727,866)
Accumulated deficit	(44,710,780)	(43,394,070)
Treasury stock, at cost, 925,341 shares at September 30, 2022 and December 31, 2021	(186,000)	(186,000)
Total stockholders’ deficit	(11,354,281)	(10,147,051)
Total liabilities and stockholders’ deficit	$5,537,219	$5,558,268

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

	Three Months Ended
	September 30,
	2022	2021
COSTS AND EXPENSES
Administrative and general	$184,288	$173,100
Other	16,940	16,912
Total costs and expenses	201,228	190,011

OTHER EXPENSE (INCOME)
Interest expense:
Related parties	87,541	73,339
Other	92,643	110,456
Change in fair value of stock issuance liability	-	(17,500)
Total other expense	180,184	166,295

NET LOSS	(381,412)	(356,308)

PREFERRED STOCK DIVIDENDS	(25,400)	(25,400)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(406,812)	$(381,708)

Weighted average common shares outstanding - basic and diluted	36,297,576	36,297,576
Net loss per common share - basic and diluted	$(0.011)	$(0.011)

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

	Nine Months Ended
	September 30,
	2022	2021

COSTS AND EXPENSES
Administrative and general	$552,467	$510,871
Other	51,214	51,111
Total costs and expenses	603,681	561,982

OTHER EXPENSE
Interest expense:
Related parties	340,881	308,904
Other	295,948	284,416
Change in fair value of stock issuance liability	-	54,250
Total other expense	636,829	647,570

NET LOSS	(1,240,510)	(1,209,552)

PREFERRED STOCK DIVIDENDS	(76,200)	(76,200)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(1,316,710)	$(1,285,752)

Weighted average common shares outstanding - basic and diluted	36,297,576	36,297,576
Net loss per common share - basic and diluted	$(0.036)	$(0.035)

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

					Additional						Total
	Preferred Stock		Common Stock		Paid-in	Unearned ESOP		Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Shares	Amount	Deficit

Balances at December 31, 2020	2,086,000	$20,860	39,052,472	$39,052	$36,042,139	1,909,100	$(2,846,468)	$(41,773,364)	845,796	$(166,114)	$(8,683,895)
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(418,692)	-	-	(418,692)
Balances at March 31, 2021	2,086,000	20,860	39,052,472	39,052	36,042,139	1,909,100	(2,846,468)	(42,217,456)	845,796	(166,114)	(9,127,987)
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(434,552)	-	-	(434,552)
Balances at June 30, 2021	2,086,000	20,860	39,052,472	39,052	36,042,139	1,909,100	(2,846,468)	(42,677,408)	845,796	(166,114)	(9,587,939)
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(356,308)	-	-	(356,308)
Balances at September 30, 2021	2,086,000	$20,860	39,052,472	$39,052	$36,042,139	1,909,100	$(2,846,468)	$(43,059,116)	845,796	$(166,114)	$(9,969,647)

Balances at December 31, 2021	2,086,000	$20,860	39,052,472	$39,052	36,100,973	1,829,555	$(2,727,866)	$(43,394,070)	925,341	$(186,000)	$(10,147,051)
Common stock to be issued in connection with notes payable	-	-	-	-	64,000	-	-	-	-	-	64,000
Stock-based compensation	-	-	-	-	11,480	-	-	-	-	-	11,480
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(471,522)	-	-	(471,522)
Balances at March 31, 2022	2,086,000	20,860	39,052,472	39,052	36,176,453	1,829,555	(2,727,866)	(43,890,992)	925,341	(186,000)	(10,568,493)
Debt discount	-	-	-	-	34,000	-	-	-	-	-	34,000
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(387,576)	-	-	(387,576)
Balances at June 30, 2022	2,086,000	20,860	39,052,472	39,052	36,210,453	1,829,555	(2,727,866)	(44,303,968)	925,341	(186,000)	(10,947,469)
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(381,412)	-	-	(381,412)
Balances at September 30, 2022	2,086,000	$20,860	39,052,472	$39,052	$36,210,453	1,829,555	$(2,727,866)	$(44,710,780)	925,341	$(186,000)	$(11,354,281)

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

	Nine Months Ended
	September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(1,240,510)	$(1,209,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	115,083	90,248
Change in fair value of stock issuance liability	-	54,250
Stock-based compensation	11,480	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses - related parties	599,785	586,489
Accounts payable and accrued expenses - other	378,217	224,440
Net cash used in operating activities	(135,945)	(254,125)

Cash flows from financing activities:
Proceeds from note payable - others	130,000	175,000
Proceeds (repayments) from notes payable issued to related parties	(15,104)	114,078
Net cash provided by financing activities	114,896	289,078

Net change in cash	(21,049)	34,953
Cash at beginning of period	82,091	88,711
Cash at end of period	$61,042	$123,664
	-
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash financing activities:
Unpaid preferred stock dividends in accounts payable and accrued expenses	$76,200	$76,200
Common stock to be issued in connection with note payable	$98,000	$-
Stock issuance liability	$-	$104,500

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization and Business

Diamondhead Casino Corporation (the “Company”) owns, through its wholly-owned subsidiary, Mississippi Gaming Corporation, an approximate 400-acre undeveloped property located at 7051 Interstate 10, Diamondhead, Mississippi 39525 (hereafter “the Diamondhead Property” or “the Property”), as well as Casino World. The Company’s intent was and is to construct a casino resort and other amenities on the Property unilaterally or in conjunction with one or more joint venture partners. However, the Company has been unable, to date, to obtain financing to move the project forward and/or enter into a joint venture partnership. There can be no assurance that the substantial funds required for the design and construction of the project can be obtained or that such funds can be obtained on acceptable terms. In addition, the Company has been unable to obtain financing to sustain the Company. Due to its lack of financial resources , the Company was forced to explore other alternatives, including a sale of part or all of the Property. The Company’s preference is to sell only part of the Property inasmuch as this would appear to be in the best interest of the stockholders of the Company. However, there can be no assurance the Company will be able to sell only part of the Property. The Company intends to continue to pursue a joint venture partnership and/or other financing while seeking a viable purchaser for part or all of the Property. Finally, there can be no assurance that if the requisite financing for the project were obtained and the project were constructed, that the project would be successful.

Note 2. Liquidity and Going Concern

These unaudited condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses over the past several years, has no operations, generates no operating revenues, and as reflected in the accompanying unaudited condensed consolidated financial statements, incurred a net loss applicable to common stockholders of $1,316,710 for the nine months ended September 30, 2022. In addition, the Company had an accumulated deficit of $44,710,780 as of September 30, 2022. Due to its lack of financial resources, the Company has been forced to explore other alternatives, including a sale of part or all of the Property.

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

In the past, in order to raise capital to continue to pay on-going costs and expenses, the Company has borrowed funds, through Private Placements of convertible instruments as well as through other secured notes which are more fully described in Notes 5 through 9 to these unaudited condensed consolidated financial statements. The Company is in default with respect to payment of both principal and interest under the terms of most of these instruments. In addition, at September 30, 2022, the Company had $11,771,862 of accounts payable and accrued expenses and $61,042 in cash on hand.

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

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and, in our opinion, reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the nine months ended September 30, 2022 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2021, attached to our annual report on Form 10-K.

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

Land development costs, which have been capitalized, consist of the following at September 30, 2022 and December 31, 2021:

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

The fair value measurement of the derivative indemnification liability discussed in Note 8 below was computed using Level 1 inputs. There was no derivative indemnification liability at December 31, 2021. Inasmuch as the Company repurchased the indemnification in February 2022, there could be no further liability relating to the indemnification following the repurchase.

Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. As of September 30, 2022, there was a triggering event due to recurring losses and an impairment test was conducted. However, the fair value of the long-lived assets exceeded the carrying value and the Company determined that that no impairment existed at September 30, 2022.

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

The table below summarizes the components of potential dilutive securities at September 30, 2022 and 2021.

	September 30,	September 30,
Description	2022	2021

Convertible Preferred Stock	260,000	260,000
Options to Purchase Common Shares	4,555,000	4,555,000

Total	4,815,000	4,815,000

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

Note 4. Accounts Payable and Accrued Expenses

The table below outlines the elements included in accounts payable and accrued expenses at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Related parties:
Accrued payroll due officers	$3,494,711	$3,269,711
Accrued interest due officers and directors	2,385,998	2,066,096
Accrued director fees	816,250	748,750
Base rents due to the President	389,672	348,866
Associated rental costs	157,335	134,558
Other	17,308	17,308
Total related parties	$7,261,274	$6,585,289

Non-related parties:
Accrued interest	$2,731,755	$2,529,910
Accrued dividends	1,143,000	1,066,800
Accrued fines and penalties	397,550	312,600
Other	238,283	223,061
Total non-related parties	$4,510,588	$4,132,371

Note 5. Convertible Notes and Line of Credit

Line of Credit

In 2008, the Company entered into an agreement with an unrelated third party for an unsecured Line of Credit up to a maximum of $1,000,000. The Line of Credit carries an interest rate on amounts borrowed of 9% per annum. All funds originally advanced under the facility were due and payable by November 1, 2012. As an inducement to provide the facility, the lender was awarded an immediate option to purchase 50,000 shares of common stock of the Company at $1.75 per share. In addition, the lender received an option to purchase a maximum of 250,000 additional shares of common stock of the Company at $1.75 per share. The options expire following repayment in full by the Company of the amount borrowed. The Company is in default under the repayment terms of the agreement. At September 30, 2022 and December 31, 2021, the unpaid principal and accrued interest due on the obligation totaled $2,190,737 and $2,123,422, respectively.

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

The Convertible Notes issued pursuant to the two Private Placements discussed above total $962,500 in principal and became due and payable beginning in March 2012 and extending to various dates through June 2013. As of the date of the filing of this report, all of the aforementioned debt obligations remain unpaid and in default under the repayment terms of the notes. In November 2020, the Superior Court of the State of Delaware awarded Judgments in favor of certain holders of these Promissory Notes who filed suit against the Company. As a result, the Company must carry an aggregate of $486,796 (total principal and interest) as debt owed to these noteholders. As of September 30, 2022 and December 31, 2021, all Notes issued had a total outstanding principal of $962,500 and accrued interest, including the additional interest awarded pursuant to the Court Judgments, of $1,023,331 and $950,371, respectively.

The table below summarizes the Company’s debt arising from the above-described sources as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Private placements - March 1, 2010*	$475,000	$475,000
Private placements - October 25, 2010	487,500	487,500
	$962,500	$962,500

*	Of the 2010 placements above, $75,000 is due to a related party.

Note 6. Convertible Debentures

Pursuant to a Private Placement Memorandum dated February 14, 2014 (the “Private Placement”), the Company offered up to a maximum of $3,000,000 of Collateralized Convertible Senior Debentures to accredited or institutional investors. The Offering was conducted contingent on the deposit into Escrow of the purchase price for all of the Debentures offered in the principal amount of $3,000,000. The Debentures, once issued, originally bore interest at 4% per annum after 180 days, matured six years from the date of issuance, and were secured by a lien on the Company’s Mississippi property. The interest rate on these debentures was raised pursuant to subsequent agreements. The debentures were offered in three tranches as follows:

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

The conversion rights on each issued Debenture carried an Anti-Dilution Provision. If the Company issued any shares of Common Stock or other securities after March 31, 2014 at a price per security that was less than the conversion price of a Debenture, then the Debenture would have had a new conversion price equal to the price per security that was less than the Conversion Price of the Debenture. The foregoing provision did not apply to the following:

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

The First Tranche Debentures were issued on March 31, 2014. The Final Maturity Date of the First Tranche Debentures was six years from the issuance date of the Debentures, or March 31, 2020. Therefore, the anti-dilution provisions of the First Tranche Debentures have expired.

The Second Tranche Debentures were issued on December 31, 2014. The Final Maturity Date of the Second Tranche Debentures was six years from the issuance date of the Debentures, or December 31, 2020. Therefore, the anti-dilution provisions of the Second Tranche Debentures have expired.

When originally issued, in the event the Company failed to meet the conditions for conversion of the Debentures, the First Tranche Convertible Debentures, which total $950,000, would have been due on March 31, 2020 and the Second Tranche Convertible Debentures, which total $850,000, would have been due December 31, 2020. The sole remaining non-convertible Debenture in the amount of $50,000 would have been due March 31, 2020. However, the Company is in default with respect to interest payments due under the Debenture agreements in the amount of $427,081 and as a result, the Debentures payable are reported as current liabilities. Certain Debenture holders sued the Company for failing to make payments due under the terms of the Debentures and the case was settled. See Note 15 below. Total accrued interest due on all outstanding Debentures amounted to $556,581 and $501,081 at September 30, 2022 and December 31, 2021 respectively.

Note 7. Short Term Notes and Interest-Bearing Advance

Promissory Notes

On June 9, 2017, the Company entered into a Promissory Note with an unrelated lender in exchange for proceeds in the amount of $15,000. Interest on the note is 12.5% per annum and payable March 1 of each year the note remains outstanding. Payment in full of the Note was due June 9, 2019. Mississippi Gaming Corporation, a wholly owned subsidiary of the Company, guaranteed the Note. In addition, the President of the Company agreed to personally guarantee the Note and to personally secure the Note with an assignment of proceeds due to her under the first lien on the Diamondhead property. The interest payments since March 1, 2018 have not been made. Accrued interest due on this obligation amounted to $9,971 and $8,553 at September 30, 2022 and December 31, 2021, respectively.

Bank Credit Facility

Wells Fargo Bank provided an unsecured credit facility of up to $15,000 to the Company. The facility required a variable monthly payment of amounts borrowed plus interest, which was applied at 11.24% on direct charges and 24.99% on any cash advanced through the facility. At September 30, 2022 and December 31, 2021, a principal balance of $18,004 remained outstanding on the facility. The lending bank has since cancelled privileges under the facility for non-payment.

Interest Bearing Advances

In 2016, the Company received cash advances totaling $47,500 from seven lenders which included $22,500 from third parties (see Note 8 for related party advances). The proceeds from the cash advances were earmarked for the payment of accounting and auditing fees and other expenses required to file the Company’s Form 10-Q. On August 25, 2016, the Company issued a Note to the foregoing lenders, which matures four years from the date of issuance and bears interest at 8% per annum, with a full year of interest accruing in any year in which the advance remains unpaid. Accrued interest due on the above notes amounted to $14,200 and $12,000 at September 30, 2022 and December 31, 2021, respectively.

On February 2, 2017, the Company borrowed $25,000 from an unrelated third party. The Note carries an annual interest rate of approximately 12.5% and is past due. The Company is in default and as such, the lender may increase the interest rate due by an amount of up to 3% per annum in excess of the rate then otherwise applicable. The Company does not have the funds to repay the advance. The President of the Company has agreed to personally secure the note with an assignment of proceeds due to her under the first lien on the Property. Accrued interest on this obligation amounted to $17,705 and $15,342 at September 30, 2022 and December 31, 2021, respectively.

Of the amounts discussed above, $80,504 in short-term notes and advances are in default under the original agreed to terms.

Note 8. Current Notes Payable Due Related Parties

In 2016, the Company received cash advances totaling $47,500 from seven lenders which included $25,000 from three Current Directors of the Company (see Note 7). The proceeds from the cash advances were earmarked for the payment of accounting and auditing fees and other expenses required to file the Company’s Form 10-Q. On August 25, 2016, the Company issued a Note to the foregoing lenders, which matures four years from the date of issuance and bears interest at 8% per annum, with a full year of interest accruing in any year in which the advance remains unpaid. Accrued interest due on the above notes amounted to $14,000 and $12,000 at September 30, 2022 and December 31, 2021, respectively. These amounts are included in current liabilities on the consolidated balance sheets as of September 30, 2022 and December 31, 2021. This note is secured by a second lien on the Diamondhead Property.

In the third quarter of 2016, the Chairman of the Board of Directors of the Company loaned the Company $90,000. On August 25, 2016, the Company issued a Note to the Chairman of the Board. The Note bears interest at 14% per annum effective August 1, 2016 and matures four years from the date of issuance. The proceeds of the loan were used for the payment of Mississippi property taxes and auditing, accounting and other corporate expenses. Accrued interest due on the above note amounted to $77,706 and $68,262 at September 30, 2022 and December 31, 2021, respectively.

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

The Chairman advanced the $67,628 on condition that: (i) the advance constitute a lien with interest at 4% per annum under that Land Deed of Trust recorded September 26, 2014; (ii) he be paid additional interest of 11% per annum on the amount advanced and owing and that the full 11% interest per annum is payable during any calendar year in which all or part of the amount advanced and owing or interest due thereon remains unpaid; (iii) this additional interest obligation be treated as a separate and secured debt of the Company, to be evidenced by a separate note and is secured with a separate and third lien to be placed on the Property (hereafter “the Third Lien”); (iv) the entire obligation will be treated as an advance to be paid out of any subsequent incoming financing obtained by the Company or any amounts recovered by the Company from a defendant in that collection action brought by the Company in the Circuit Court of Montgomery County, Maryland; and (v) he be indemnified for any losses sustained on the sale of that common stock sold to cover the payment of real estate property taxes and any credit card fees associated with payment (“the indemnification”). The Chairman identified the common stock sold and provided the Company with the documentation required to document the sale of said stock and to calculate the loss, if any, on said stock. The fair value measurement of the derivative indemnification liability at December 31, 2021 was developed using Level 1 inputs, which was valued at $0. On February 4, 2022, the Board of Directors entered into an agreement with the Chairman to issue 35,000 shares of common stock of the Company to the Chairman to repurchase the indemnification. See Note 10. On September 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from the date of issue, to the Chairman for an amount up to $100,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi Gaming Corporation placed a third lien on the Property to secure this obligation for $100,000. Accrued interest on the note amounted to $58,679 and $49,194 at September 30, 2022 and December 31, 2021, respectively.

In March of 2018, the Board of Directors voted to increase up to an additional $200,000 the amount secured by the third lien in favor of the Chairman of the Board, for amounts advanced by the Chairman on behalf of the Company, on the following terms and conditions, namely, that (i) the advance constitutes a lien on the Property with interest at 15% per annum; (ii) that the full interest of 15% per annum is payable during any calendar year in which all or part of the amount advanced is due and owing or interest due thereon remains unpaid; (iii) that this debt be evidenced by a separate promissory note and is to be included in and secured with a third lien that is to be placed on the Diamondhead Property to secure previous advances made to the Company (hereafter “the Third Lien”); (iv) that he be indemnified for any losses sustained on the sale of his common stock in an unrelated publicly-traded company to be sold to cover this advance based on a sales price of approximately $2.80 per share with a cap on the maximum loss per share to be at a sales price of $10.00 per share; and (v) that the Chairman’s previous indemnification approved by the Board of Directors on July 24, 2017 with respect to any loss on the sale of the same stock also be capped at a maximum of $10.00 per share. The Chairman identified the common stock sold and provided the Company with the documentation required to document the sale of said stock and to calculate the loss, if any, on said stock. On February 4, 2022, the Board of Directors entered into an agreement with the Chairman to issue 35,000 shares of common stock of the Company to the Chairman to repurchase the indemnifications. See Note 10. On September 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from the date of issue to the Chairman, for an amount up to $200,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi Gaming Corporation placed a third lien on the Diamondhead Property to secure this obligation for $200,000.

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

On May 30, 2021, the Chairman of the Board of the Company loaned the Company $50,000. The note is non-interest bearing and matures one year from the date of issuance. The Company placed a sixteenth lien on the Property in July 2021 to secure this non-interest bearing note which totals $50,000 in principal and calls for the issuance of 100,000 shares of common stock. The note is not convertible. As of the issuance date of these financial statements, no shares have been issued. The Company recorded a fair value of the stock of $33,500, which was determined by the fair value of the Company’s common stock at the date of the loan. The fair value of the stock was recorded as a debt discount, which will be amortized to interest expense over the life of the note. During the nine months ended September 30, 2022, $13,583 of the debt discount was amortized to interest expense to related parties.

As of September 30, 2022, the Chairman had advanced a total of $467,953, net of repayment of $16,250, under both the March 2018 and March 2019 arrangements and was owed accrued interest in the amount of $279,754 and $210,094 at September 30, 2022 and December 31, 2021, respectively.

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

As of September 30, 2022, the President had advanced a total of $23,620, net of repayments of $49,949, under this agreement. The President previously agreed to secure a $25,000 loan and interest due thereon and to secure and guarantee a $15,000 loan and interest due thereon due non-related parties discussed above. The President is also personally liable for certain bank-issued credit cards used by the Company to pay expenses incurred by the Company in the approximate amount of $18,000. On September 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from date of issue, to the President for an amount up to $100,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi gaming Corporation placed a third lien on the Diamondhead Property to secure this obligation for $100,000. Accrued interest due on this note amounted to $41,409 and $33,361 at September 30, 2022 and December 31, 2021, respectively.

The third lien placed on the Diamondhead Property, which secures the above three promissory notes, totals up to $400,000 and is payable to the Chairman of the Board ($300,000) and President ($100,000) of the Company.

The principal balance of the notes payable due to the officers and directors discussed above was $720,651, net of debt discount of $0 and $722,172, net of debt discount of $13,583, as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, $686,605 was past due.

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

From April 2021 to June 2022, thirteen liens were placed on the Property to secure these notes. There is a call for the issuance of a total of 760,000 shares of common stock in connection with the notes and liens, however, no shares have been issued to date. In December 2020, the Company recorded a fair value of the stock of $22,050, which was determined by the fair value of the Company’s common stock at the date of each loan issuance. In 2021, the Company recorded a fair value of the stock pertaining to the 2021 notes of $102,000. In the nine months ended September 30, 2022, the Company recorded a fair value of the stock pertaining to the 2022 notes of $98,000. The fair value of the stock was recorded as a debt discount, which will be amortized to interest expense over the life of the notes.

During the nine months ended September 30, 2022 and 2021, $101,499 and $90,428 of the debt discount was amortized to interest expense to others. As of September 30, 2022 and December 31, 2021, total notes payable due others, net of unamortized discount, was $505,983 and $372,483, respectively.

Note 10. Related Party Transactions

As of September 30, 2022, the President of the Company is owed deferred salary in the amount of $3,291,996 and the Vice President and the current Chairman of the Board of Directors of the Company is owed deferred salary in the amount of $121,140. The Board of directors agreed to pay interest at 9% per annum on the foregoing amounts owed. Interest expense under this agreement amounted to $221,372 and $201,177 during the nine months ended September 30, 2022 and 2021, respectively. Total interest accrued under this agreement totaled $1,833,530 and $1,612,158 as of September 30, 2022 and December 31, 2021, respectively.

The Company has a month-to-month lease with the President and then-Chairman of the Board of Directors of the Company, for office space owned by the President in Alexandria, Virginia. The lease calls for monthly base rent in the amount of $4,534 and payment of associated costs of insurance, real estate taxes, utilities and other expenses. Rent expense associated with this lease amounted to base rent in the amount of $40,806 and associated rental costs of $22,776 for a total of $63,582 for the nine months ended September 30, 2022 and base rent of $40,806 and associated rental costs of $19,931 for a total of $60,737 for the nine months ended September 30, 2021. No payments associated with the base rents were made in nine months ended September 30, 2022. At September 30, 2022 and December 31, 2021, amounts owing for base rent and associated rental costs totaled $547,007 and $483,424, respectively.

Directors of the Company are entitled to a director’s fee of $15,000 per year for their services. The Company has been unable to pay directors’ fees to date. A total of $816,250 and $748,750 was due and owing to the Company’s current and former directors as of September 30, 2022 and December 31, 2021, respectively. Directors have previously been compensated and may, in the future, be compensated for their services with cash, common stock, or options to purchase common stock of the Company.

On February 4, 2022, the Board of Directors entered into an agreement with Mr. Harrison, the Chairman of the Board of Directors, to issue 35,000 shares of common stock of the Company to Mr. Harrison to repurchase the indemnifications the Company had previously agreed to pay Mr. Harrison for losses, if any, suffered on certain stock he had sold in prior years in an unrelated company to raise funds to pay property taxes due on the Diamondhead, Mississippi Property and to lend additional funds to the Company. This repurchase eliminates any risk to the Company arising from the indemnification which could have been material. During the nine months ended September 30, 2022, the Company recorded stock-based compensation of $11,480 for the fair value of these shares, which have not yet been issued as of the issuance date of these unaudited condensed consolidated financial statements.

See Notes 4, 5, 7, 8 and 11 for other related party transactions.

Note 11. Commitments and Contingencies

Liens

As of September 30, 2022, there were twenty-one liens on the Company’s Diamondhead, Mississippi Property as follows:

The Company’s obligations under the First Tranche Collateralized Convertible Senior Debentures are secured by a first lien on the Company’s Diamondhead, Mississippi property (the “Investors Lien”). On March 31, 2014, the Company issued $1 million of First Tranche Collateralized Convertible Senior Debentures and, on December 31, 2014, the Company issued $850,000 of Second Tranche Collateralized Convertible Senior Debentures. Thus, on September 26, 2014, a first lien was placed on the Diamondhead Property in favor of the Investors to secure the principal due in the amount of $1,850,000 and interest due thereon. The Investors Lien is in pari passu with a first lien placed on the Property in favor of the President of the Company, the Vice President of the Company, and certain directors of the Company, for past due wages, compensation, and expenses owed to them in the maximum aggregate amount of $2,000,000 (the “Executives Lien”). The CEO will serve as Lien Agent for the Executives Lien.

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

Other

The Company is currently delinquent in filing those documents and forms required to be filed in connection with its Employee Stock Ownership Plan (“ESOP”) for the year ended December 31, 2021, 2020, 2019, 2018, 2017, 2016 and 2015. The Company did not have the funds to pay professionals to prepare, audit and file these documents and forms when due. Although these required filings normally do not result in any tax due to an agency of the government, the Company could be subject to significant penalties for failure to file these forms when due. Penalties are assessed by the Department of Labor on a per diem basis from the original due dates for the required informational filings until the filings are actually made. The Company has accrued $397,550 and $312,600 on the current delinquent filings as of September 30, 2022 and December 31, 2021, respectively. The Company intends to bring its ESOP-required filings current and when current, will attempt to enroll in a voluntary compliance program with the Department of Labor with respect to any penalties or fines incurred. However, there can be no assurance the Company will be able to enroll in any such program or obtain a reduction of the fines and penalties that may be due.

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

Liquidity

The Company has incurred continued losses over the years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has had no operations since it ended its gambling cruise ship operations in 2000. Since that time, the Company has concentrated its efforts on the development of its Diamondhead, Mississippi Property. The development of the Diamondhead Property is dependent on obtaining the necessary capital, through equity and/or debt financing, unilaterally, or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, staff, open, and operate a casino resort. In the past, the Company has been able to sustain itself through various short term borrowings, however, as of September 30, 2022, the Company had cash of $61,042, while accounts payable and accrued expenses totaled $11,771,862 and the Company had an accumulated deficit of $44,710,780. In addition, the Company reported a net loss applicable to common shareholders of $1,316,710 for the nine months ended September 30, 2022. Therefore, in order to sustain itself, it is imperative that the Company secure a source of funds to provide further working capital.

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

Financial Results and Analysis

During the nine months ended September 30, 2022 and 2021, the Company incurred net losses applicable to common stockholders of $1,316,710 and $1,285,752, respectively. The increase in the loss, which totaled $30,958, is primarily due to increased administrative and general expenses in 2022.

Administrative and general expenses incurred totaled $552,467 and $510,871 for the nine months ending September 30, 2022 and 2021, respectively. The table below depicts the major categories comprising these expenses:

	September 30,	September 30,
	2022	2021
Payroll and Related Taxes	$225,000	$225,000
Director Fees	67,500	67,500
Professional Services	86,518	74,207
Rents and Insurances	63,584	60,737
Fines and Penalties	84,950	68,850
All Other Expenses	24,915	14,577
Total General and Administrative Expenses	$552,467	$510,871

Other Income and Expense

Interest expense incurred totaled $636,829 and $593,320 for the nine months ending September 30, 2022 and 2021, respectively, an increase of $43,508. The increase in 2022 is primarily attributable to the impact of accrued interest on unpaid wages which continues to accrue yearly, and the impact from new borrowings and amortization of debt discount during the last quarter of 2021 and the first three quarters of 2022.

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

Of particular note to these conditions is that the Company agreed to indemnify the Chairman for losses, if any, sustained on the sale of certain common stock sold in an unrelated company to pay the property taxes due on the Diamondhead, Mississippi Property and to lend additional funds to the Company. On February 4, 2022, the Board of Directors entered into an agreement with the Chairman to issue 35,000 shares of common stock of the Company to the Chairman to repurchase the indemnification. This repurchase eliminates any risk to the Company arising from the indemnification which could have been material. During the nine months ended September 30, 2022, the Company recorded stock-based compensation of $11,480 for the fair value of these shares, which have not yet been issued as of the issuance date of the attached unaudited condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer, who also serves as Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2021.

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

The Chief Executive Officer/Chief Financial Officer conducted an evaluation of the effectiveness of internal control over financial reporting. Based on this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that material weaknesses over financial reporting existed as of September 30, 2022. Management identified the following four material weaknesses that have caused management to conclude that, as of September 30, 2022, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

As a result of the material weaknesses identified above, our internal control over financial reporting was not effective as of September 30, 2022. The Company has initiated policies and procedures to address the above weakness. While segregation of duties is very difficult in a small company, the Company intends to file timely reports and utilize third-party consultants to ensure effective financial reporting and disclosures are met.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2022 that are expected to materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, information under this item is not required to be presented.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

Refer to the footnotes for all defaults on the Company’s indebtedness.

The Company is in arrears on the payment of dividends due on its three series of preferred stock currently issued and outstanding. The Company has not paid preferred dividends due in the first nine months of 2022 in the amount of i) $22,500 on its Series S preferred stock; ii) 22,500 on its Series S-NR preferred stock; and iii) $31,200 on its Series S-PIK preferred stock. The table below summarizes total preferred stock dividends in arrears at September 30, 2022.

Total Amount
Description	In Arrears

Series S	$337,500
Series S-NR	337,500
Series S-PIK	468,000

Total in arrears	$1,143,000

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

DIAMONDHEAD CASINO CORPORATION

Date: November 10, 2022		/s/ Deborah A. Vitale
	By:	Deborah A. Vitale
Chief Executive Officer

