Form 10-K
period 2022-12-31
DIAMONDHEAD CASINO CORP
filed 2023-03-30
CIK 844887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2022

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

Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the Company based on the closing price of the stock on the over-the-counter market at June 30, 2022 was $8,427,934.

The number of common shares issued and outstanding as of March 29, 2023: 36,297,576

i

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

For the years ending December 31, 2022 and December 31, 2021, the Company’s limited resources were devoted to the preparation and filing of its periodic reports with the Securities and Exchange Commission and with its efforts to obtain financing and/or a joint venture partner.

Mississippi

The Company owns, through its wholly-owned subsidiary, Mississippi Gaming Corporation, an approximate 400-acre undeveloped property located at 7051 Interstate 10, Diamondhead, Mississippi 39525 (hereafter “the Diamondhead Property” or “the Property”). The Company’s intent was and is to construct a casino resort and other amenities on the Property unilaterally or in conjunction with one or more joint venture partners. However, the Company has been unable, to date, to obtain financing to move the project forward and/or enter into a joint venture partnership. There can be no assurance that the substantial funds required for the design and construction of the project can be obtained or that such funds can be obtained on acceptable terms. In addition, the Company requires additional financing to sustain the Company. Due to its lack of financial resources , the Company was forced to explore other alternatives, including a sale of part or all of the Property. The Company’s preference is to sell only part of the Property inasmuch as this would appear to be in the best interest of the stockholders of the Company. However, there can be no assurance the Company will be able to sell only part of the Property. The Company intends to continue to pursue a joint venture partnership and/or other financing while seeking a viable purchaser for part or all of the Property. Finally, there can be no assurance that if the requisite financing for the project were obtained and the project were constructed, that the project would be successful.

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

Gaming establishments in the three most southern counties in the State of Mississippi, including Hancock County, are permitted to be permanent inland structures. No point in the gaming area may be more than eight hundred (800) feet from the nineteen (19) year mean high water line. Harrison County establishments south of Highway 90 may exceed the eight hundred (800) foot measurement up to the southern boundary of Highway 90. All public easements and rights-of-way for public streets and highways are excluded from the 800-foot measurement. Any point of reference used to determine the 800 foot distance from the mean high water line must be located on the applicant or licensee’s premises. The applicant or licensee must own and/or lease the land that is contiguous both to the parcel used to conduct gaming and the point of reference used to determine the mean high water line, and this land must be shown to be an integral part of the project. The Commission has final authority in reviewing and approving each site as it pertains to meeting the requirements of this regulation.

2. Approval to Proceed with Development

With respect to obtaining the Commission’s approval to proceed with development, the following information, together with documentation to support this information, must be submitted to the Commission:

1) Architectural plans or renderings showing details of all proposed construction and renovation for the project, together with a footprint of the project and a description of the construction and type of parking facilities, as well as parking lot capacity. Commission approval requires that the project include a 500-car, or larger parking facility in close proximity to the casino complex, and infrastructure facilities shall include a 300-room, or larger hotel of at least a three-diamond rating as defined by an acceptable travel publication to be determined by the Commission. In addition, infrastructure facilities must include a restaurant capable of seating at least 200 people and a fine dining facility capable of seating at least 75 people, and the casino floor must be at least 40,000 square feet. The project will also have or support an amenity that will be unique to the market and will encourage economic development and promote tourism. The Commission will have authority in determining the quality of the amenity and the ultimate approval of the amenity, and may, in its discretion, reduce the requirements above should it determine that there is a justification to do so in certain markets. The Commission will further determine, in its discretion, if the prerequisite hotel and dining facilities may be supplanted by an amenity of high value to the overall tourism market in that the amenity will likely encourage economic development and promote tourism. As used herein, infrastructure facilities are not such items as parking facilities, roads, sewage and water systems, or civic facilities normally provided by cities and/or counties.

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

The Mississippi regulations provide that a change in control of a Company may not occur without the prior approval of the Commission. Mississippi law prohibits the Company from making a public offering of its securities without the approval of the Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for one or more such purposes. The Commission has the authority to grant continuous approval of securities offerings subject to renewal every three years by certain issuers.

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

License Fees and Taxes

License fees and taxes are payable to the State of Mississippi and to the counties and cities in which the Mississippi Gaming Subsidiary’s respective operations will be conducted. The license fee payable to the State of Mississippi is based upon “gaming receipts,” which are generally defined as gross receipts less payouts to customers as winnings. The license fee equals 4% of all gross revenue which does not exceed the first $50,000 or less of gross revenue per calendar month;, plus 6% of all gross revenue which exceeds $50,000 per calendar month and does not exceed $134,000 per calendar month; and the next $84,000 of gross revenue per calendar month, plus 8% of all gross revenue which exceeds over $134,000 per calendar month. License fees paid in any taxable year are allowed as a credit against the Mississippi State Income tax liability of a licensee for that taxable year.

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

As there were no operations in 2022, the Company was not required to make any license or tax payments and does not owe any fees as of December 31, 2022.

Beer, Wine and Liquor Licensing

The sale of alcoholic beverages by casinos, including beer and wine, is subject to licensing, regulation and control by both the local jurisdiction and the Alcoholic Beverage Control Division (the “ABC”) of the Mississippi Department of Revenue. All licenses are revocable and non-transferable. The ABC has full power to limit, condition, suspend or re.voke any license, and any disciplinary action could, and revocation would, have a material adverse impact upon the operations of an affected casino, its financial condition and its results of operations.

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

On August 1, 2018, Mississippi legalized single game sports betting. As of December 31, 2022, all twenty-six of the Mississippi casinos had sports wagering.

The following chart identifies casinos which are located in Mississippi and with which the Company will compete. Except for distances, the information contained in the chart is derived from the Mississippi Gaming Commission’s Monthly Survey Information (Property Data) for the period December 1, 2022 to December 31, 2022.

							Approximate
							Distance to
	Gaming	Slot	Table	Poker	Hotel	Total	Diamondhead
REGION	Sq. Ft	Games	Games	Games	Rooms	Parking	(in miles)

COASTAL REGION

Beau Rivage Casino	86,539	1,455	79	14	1,740	3,320	35
Boomtown Casino	46,445	553	23	4	0	1,490	33
Golden Nugget	54,728	873	44	0	706	1,345	35
Hard Rock Casino	51,374	973	55	0	479	2,332	35
Harrah’s Gulf Coast	31,903	634	28	0	499	2,705	35
IP Casino Resort Spa	81,733	1,187	45	4	1,088	3,400	33
Palace Casino	38,000	587	24	0	234	1,590	33
Treasure Bay Casino	28,140	795	26	0	207	1,469	31
Island View Casino	117,500	2,439	49	0	974	4,150	23
Hollywood Casino	56,300	777	20	5	291	1,700	12
Silver Slipper Casino	38,926	759	20	0	129	1,057	15
Scarlet Pearl	60,445	787	36	0	300	2,333	33

Region Totals	692,033	11,819	449	27	6,641	26,891

NORTHERN REGION

1st Jackpot Casino Tunica	46,535	766	9	0	0	1,699	377
Fitzgerald’s Casino Tunica	38,457	855	11	0	506	1,795	379
Gold Strike Casino Resort	50,000	1,149	54	0	1,133	2,412	373
Hollywood Casino- Tunica	55,000	783	10	6	494	1,801	379
Horseshoe Casino and Hotel	63,000	913	77	23	505	6,040	373
Isle of Capri-Lula	59,335	475	7	0	146	1,500	345
Sam’s Town- Tunica	53,000	690	9	0	354	4,308	378

Region Totals	365,327	5,631	177	23	3,138	19,555

CENTRAL REGION

Ameristar Casino Hotel	72,210	980	12	2	148	3,063	210
Harlow’s Casino Resort	33,000	697	14	0	105	1,500	285
Bally’s Vicksburg	32,608	453	7	0	89	1,063	212
Magnolia Bluffs Casino	16,032	497	10	2	140	427	199
Riverwalk Casino	25,000	585	11	0	76	748	211
Trop Casino Greenville	22,822	460	0	0	0	734	287
Water View Casino & Hotel	37,130	577	10	0	122	631	211

Region Totals	238,802	4,429	64	4	680	8,166

STATE TOTALS	1,296,162	21,699	690	54	10,459	54,612

Louisiana Competition

The Company believes that its greatest competition will come from any existing and any new casinos that might be constructed in or around Diamondhead, Bay St. Louis, Gulfport and Biloxi, Mississippi due to their close proximity to the Diamondhead Property. While the Company’s primary competition is expected to come from the foregoing, the Company’s Diamondhead, Mississippi casino will also compete with casinos and other gaming located in the adjacent State of Louisiana. The following information is based, in large part, on the Louisiana Gaming Control Board 26th Annual Report to the Louisiana State Legislature for the fiscal year July 1, 2020 through June 30, 2021 and the American Gaming Association’s State of the States 2022 report.

On March 16, 2020, due to COVID 19, all casinos and other gaming establishments in Louisiana were required to cease operations and close. On May 18, 2020, the state authorized a re-opening of casinos and gaming establishments with limited capacity and limited gaming positions. On March 30, 2021, these restrictions were lifted. The short term impact of Covid 19 on the gaming industry in Louisiana was unprecedented with significant impact to the workforce, local economies and an obvious reduction in revenue.

The fiscal year ended June 20, 2021 with adjusted gross gaming revenue of $1,620,222,548, which was down $852,452,207 from the previous year. The adjusted gross gaming revenue for the fiscal year ended June 30, 2022 has not yet been reported.

Land-Based Casinos

Louisiana has four land-based casinos. Three of the land-based casinos in Louisiana are Indian casinos, which are located in Marksville in central Louisiana and in Kinder and Charenton in southern Louisiana. These are not expected to represent significant competition because of their distance from the Diamondhead site. None of the three tribes are required to pay any fees directly to the state nor can they be required to provide the Louisiana Gaming Control Board with any financial figures, although the Chitimacha Tribe in Charenton provides information voluntarily. All of these tribes make contributions to the local governments in their respective locations. There is a fourth land-based casino in downtown New Orleans.

Harrah’s Casino New Orleans

Harrah’s Casino in New Orleans is approximately one hour by car from the Diamondhead site. Significant competition is expected to come from this land-based casino. Harrah’s generated gross gaming revenue of $213,188,698 in FY 2020-2021, an increase of $2,848,650 over the prior fiscal year. Harrah’s employs approximately 1,671 individuals. Harrah’s pays a 21.45 percent tax on gaming revenue or an annual tax of $60 million, whichever is greater. The casino must also remit rent and other payments to local authorities as established under its operating contract.

Riverboat Casinos

There are fifteen riverboat casinos authorized to operate in Louisiana. There are six riverboat casinos in the Shreveport-Bossier City area, which is about 360 miles from the Diamondhead Property; three in Lake Charles, which is approximately 246 miles from the Diamondhead Property; three in East Baton Rouge Parish, which is approximately 123 miles from the Diamondhead Property; and one each in Kenner, Harvey and Amelia, which are approximately 73, 71, and 139 miles, respectively, from the Diamondhead Property. Three of these riverboat casinos are moving onto land. Under a state law signed in 2018, Louisiana riverboat casinos can move out of water as long as they remain within 1,200 feet of their existing berths and demonstrate economic development. The riverboat casinos employ approximately 8,407 individuals.

In fiscal year 2020-2021, the riverboat casinos had adjusted gross gaming revenue of $1,620,224,847 an increase of $163,945,693 over the prior fiscal year and paid $348,348,344 in state gaming taxes. Louisiana riverboats pay a maximum effective gaming tax rate of 27.5 percent, comprised of a state gaming tax of 21.5 percent of revenue plus additional local taxes which vary according to location.

The Shreveport-Bossier City market had adjusted gross gaming revenue of $557,351,618 for FY 2020-2021, an increase of $70,781,374 over the prior fiscal year and paid $119,830,598 to the state. The Lake Charles market had adjusted gross gaming revenue of $583,685,535, an increase of $12,245,797 over the prior fiscal year and paid $125,492,391 to the state. The riverboat casinos in Kenner, Harvey and Amelia had adjusted gross gaming revenue of $237,134,426, an increase of $26,183,255 over the prior fiscal year and paid $50,983,902 to the state. The riverboat casinos in East Baton Rouge Parish had adjusted gross gaming revenue of $242,053,268, an increase of $54,735,267 over the prior fiscal year and paid $52,041,453 to the state.

Video Poker

As of June 2021, there were approximately 1,522 video poker outlets and 12,445 video poker devices in the 31 parishes in Louisiana where video poker gaming had been approved in the local option election of November 5, 1996. These machines are authorized in bars, restaurants, hotels, off-track betting parlors and truck stops. Franchise fees to the state from poker amounted to $233,252,094 for FY 2020-2021, an increase of $74,501,749 over the prior fiscal year.

Racetrack Gaming

Slot machine gaming is authorized at four live racing facilities in Louisiana. These slot machines generated $321,486,615 in adjusted gross gaming revenue for fiscal year 2020-2021, an increase of $44,075,292 over the prior fiscal year and paid $48,769,521 to the state. There were approximately 1,085 individuals employed at the racing facilities. Racino revenue is taxed at an effective tax rate of about 36 percent. This consists of an 18 percent contribution to the Louisiana horse racing industry taken off the top, with the remaining revenue subject to a state tax of 18.5 percent and local taxes of 4 percent.

Sports Betting

On June 10, 2021, the Louisiana State Legislature approved legislation establishing a licensing framework for retail and online sports betting in the fifty-five of sixty-four Louisiana parishes that voted to authorize sports betting in a November 2020 election. Fantasy Sports went live in July 2021, retail sports betting went live in October 2021, and mobile sports betting went live in February 2022. The gross gaming revenue for these sports betting operations will be reported in the annual report for fiscal year 2021-2022. Sports betting revenue is taxed at a rate of 10 percent for land-based sports wagering and 15 percent for online sports betting. Sportsbook operations are also subject to a 0.25 percent federal excise tax applied to wagering handle.

The cumulative effect of the above-described gaming activity could be seen as having a significant competitive effect on the Diamondhead project.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

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

Liens on the Diamondhead Property

Liens

As of December 31, 2022, the Company had placed twenty-one liens on the Company’s Diamondhead, Mississippi Property (“the Property”). No additional liens have been filed as of the filing of this report. The liens were as follows:

In September of 2014, a first lien was placed on the Property pursuant to a Private Placement dated February 14, 2014, as amended, to secure certain obligations of the Company. The first lien is composed of an (i) Executives Lien and (ii) an Investors’ Lien. The liens are in pari passu.

On March 31, 2014, the Company issued $1 million of First Tranche Collateralized Convertible Senior Debentures. On December 31, 2014, the Company issued $850,000 of Second Tranche Collateralized Convertible Senior Debentures. On September 26, 2014, a first lien was placed on the Diamondhead Property in favor of the Investors to secure the principle due in the amount of $1,850,000 and interest due thereon (the “Investors Lien”). The Investors Lien is in pari passu with a first lien placed on the Property in favor of the President of the Company, the Vice President of the Company, and certain directors of the Company for past due wages, compensation, and expenses owed to them in the maximum aggregate amount of $2,000,000 (the “Executives Lien”). The CEO will serve as Lien Agent for the Executives Lien.

On December 16, 2016, the Company filed a second lien on the Property in the maximum amount of $250,000 to secure certain notes payable, including notes to related parties, totaling $137,500 in principle and accrued interest incurred. The details of these notes are more fully discussed in Note 8 of the consolidated financial statements attached as Exhibit 99.1 to this report.

On August 21, 2018, the Company filed a third lien on the Property in the maximum amount of $400,000 to secure notes issued to the Chairman of the Board and President of the Company arising in the third quarter of 2017 and during 2018, as more fully described in Note 8 of the consolidated financial statements attached as Exhibit 99.1 to this report.

On January 26, 2021, the Company filed a fourth lien on the Property in the amount of $2,000,000 to secure a non-interest-bearing note payable in the amount of $2,000,000 issued to secure amounts owed to the President of the Company for accrued, but unpaid, salary, rent and other expenses.

On February 17, 2021, the Company filed a fifth lien in the amount of $658,750 on the Property to secure a non-interest-bearing note payable in the amount of $658,750, issued to secure amounts owed to nine directors, including the Company’s six current directors.

In April 2021, the Company filed six liens on the Property to secure six non-interest-bearing notes payable to be issued to six lenders bringing total liens on the Property to eleven. The six notes issued total $252,500 in principle and call for the issuance of 250,000 shares of common stock. The notes are not convertible. As of the issuance date of these financial statements, no shares have been issued.

In June 2021, the Company filed a twelfth and thirteenth on the Property to secure two non-interest bearing notes issued in May of 2021 which total $50,000 in principle and call for the issuance of a total of 100,000 shares of common stock. The notes are not convertible. As of the issuance date of these financial statements, no shares have been issued.

In July 2021, the Company filed a fourteenth lien on the Property to secure a promissory note in the amount of $150,000 issued to the Chairman of the Board to secure the payment of taxes and interest that were paid by the Chairman in July 2020.

In July 2021, the Company filed a fifteenth lien on the Property to secure a promissory note in the amount of $100,000 issued to the Chairman of the Board to secure the payment of taxes and interest that were paid by the Chairman in May 2021.

In July 2021, the Company filed a sixteenth lien on the Property to secure a non-interest bearing note issued to the Chairman of the Board in May 2021 which totals $50,000 in principle and calls for the issuance of 100,000 shares of common stock. The note is not convertible. As of the issuance date of these financial statements, no shares have been issued.

In July 2021, the Company filed a seventeenth lien on the Property to secure a non-interest bearing note which totals $25,000 in principle and calls for the issuance of 50,000 shares of common stock. The note is not convertible. As of the issuance date of these financial statements, no shares have been issued.

In November 2021, the Company filed an eighteenth lien on the Property to secure a non-interest bearing note issued in November 2021 which totals $50,000 in principle and calls for the issuance of 100,000 shares of common stock. The note is not convertible. As of the issuance date of these financial statements, no shares have been issued.

In March 2022, the Company filed a nineteenth and twentieth lien on the Property to secure two non-interest bearing notes issued in March of 2022 which total $80,000 in principle and call for the issuance of a total of 160,000 shares of common stock. The notes are not convertible. As of the issuance date of these financial statements, no shares have been issued.

In May 2022, the Company filed a twenty-first lien on the Property to secure a non-interest bearing note issued in April of 2022 which totals $50,000 in principle and calls for the issuance of a total of 100,000 shares of common stock. The note is not convertible. As of the issuance date of these financial statements, no shares have been issued.

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

ITEM 3. LEGAL PROCEEDINGS

CASE SETTLED

Edson R. Arneault, Kathleen Devlin and James Devlin, J. Steven Emerson, Emerson Partners, J. Steven Emerson Roth IRA, Steven Rothstein, and Barry Stark and Irene Stark v. Diamondhead Casino Corporation (In the United States District Court for the District of Delaware (C.A. No. 1:16-cv-00989-LPS)

On October 25, 2016, Edson R. Arneault, Kathleen Devlin and James Devlin, J. Steven Emerson, Emerson Partners, J. Steven Emerson Roth IRA, Steven Rothstein, and Barry Stark and Irene Stark filed a Complaint against the Company in the United States District Court for the District of Delaware for monies due and owing pursuant to certain Collateralized Convertible Senior Debentures issued on March 31, 2014 and December 31, 2014. A companion case was filed in the Superior Court of the State of Delaware by John Hawley, as servicing agent for Argonaut 2000 Partners, L.P. (John Hawley, as servicing agent for Argonaut 2000 Partners, L.P. v. Diamondhead Casino Corporation (Superior Court of the State of Delaware)(Case No. N19C-02-239 RRC) The eight plaintiffs in the two cases were seeking a total of $1.5 million in principle due, plus interest from January 1, 2015, together with costs and fees. On December 12, 2019, the parties entered into a Settlement Agreement and on January 13, 2020, the parties filed a Stipulation of Voluntary Dismissal with Prejudice in the case.

In or about December 2022, the parties entered into an Amendment to Settlement Agreement. The Amendment provides, in pertinent part, as follows: that on or before March 31, 2023, the Plaintiffs would be paid the principal due under their debentures of $1.5 million, plus interest of four percent (4%) per annum on the principal due from January 1, 2015 through December 31, 2019, plus interest of six percent (6%) per annum on the principal due from January 1, 2020 through March 31, 2022, plus interest of eight percent (8%) per annum on the principle due from April 1, 2022 through the date of payment. In addition the Company agreed to pay legal costs and fees of $175,000 plus 50,000 shares of common stock. In the event payment is not made on or before March 31, 2023, judgment will be entered in the case. Post judgment interest shall only apply to the $1.5 million principal due.

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

As of December 31, 2022, there were 772 registered holders of record of the Common Stock of the Company.

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

Equity Compensation Plans

Plan Stock Options

On December 19, 1988, the Company adopted a stock option plan (the “Plan”) for its officers and management personnel under which options could be granted to purchase up to 1,000,000 shares of the Company’s common stock. Accordingly, the Company reserved 1,000,000 shares for issuance under the Plan. The option price may not be less than 100% of the market value of the shares on the date of the grant. The options expire within ten years from the date of grant. At December 31, 2022, no options from this plan were issued or exercised.

Non-Plan Stock Options

The Company has, from time to time, awarded non-plan stock options to its Directors, Officers and key employees. The table below summarizes the status of all non-plan options currently outstanding issued to Company Directors, Officers, and former Officers and employees of the Company.

	Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2021	4,555,000	$0.41
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding as of December 31, 2021	4,555,000	$0.41
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding as of December 31, 2022	4,555,000	$0.41

Exercisable as of December 31, 2021	4,555,000	$0.41
Exercisable as of December 31, 2022	4,555,000	$0.41

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

In 2011, the Company decided to temporarily suspend contributions to the Plan. Therefore the Trust was unable to make its annual loan payment to the company and a loan default occurred. In accordance with the Pledge Agreement between the Company and the Trust, the shares attached to the loan payments subsequent to the 2010 contribution reverted back to the Company as treasury shares. In 2022, 79,545 shares, with a market value of $30,227, reverted back to the Company. In 2021, 79,545 shares, with a market value of $19,886, reverted back to the Company treasury.

Recent Sales of Equity Securities

None.

Repurchase of Equity Securities

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read together with the consolidated financial statements and related notes thereto, for the years ended December 31, 2022 and 2021, attached as Exhibit 99.1 to this report.

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

Liquidity

The Company has incurred continued losses over the years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has had no operations since it ended its gambling cruise ship operations in 2000. Since that time, the Company has concentrated its efforts on the development of its Diamondhead, Mississippi Property. The development of the Diamondhead Property is dependent on obtaining the necessary capital, through equity and/or debt financing, unilaterally, or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, staff, open, and operate a casino resort. In the past, the Company has been able to sustain itself through various short term borrowings, however, as of as of December 31, 2022, the Company had cash of $55,885, while accounts payable and accrued expenses totaled $12,380,720 and the Company had an accumulated deficit of $45,351,375. Therefore, in order to sustain itself, it is imperative that the Company secure a source of funds to provide further working capital as the Company does not have sufficient cash on hand.

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

Financial Results and Analysis

As reflected in the accompanying consolidated financial statements, the Company recorded a net loss applicable to common shareholders of $1,957,305 for the year ending December 31, 2022 and a net loss applicable to common shareholders of $1,620,706 for the year ending December 31, 2021. The Company expects continued losses for the foreseeable future. General and administrative expenses incurred totaled $929,236 and $665,788 for the years ending December 31, 2022 and 2021, respectively. The table below depicts the major categories comprising those expenses:

	December 31,	December 31,
	2022	2021
Payroll and Related Taxes	$300,000	$300,000
Director Fees	90,000	90,000
Professional Services	281,962	86,735
Rents and Insurances	85,145	82,216
Fines and Penalties	132,275	91,850
All Other Expenses	39,854	14,987
Total General and Administrative Expenses	$929,236	$665,788

The amount reported as payroll includes amounts not actually paid to employees, but accrued and payable to employees. The Company accrued salary payable to only one employee in 2022, the President and CEO of the Registrant, who also served as a Director, Chief Financial Officer, Treasurer and Secretary of the Registrant and held various positions in the Registrant’s subsidiaries.

The increase in fines and penalties was due to ESOP penalties incurred in 2022 as well as penalties for 5 years for Delaware franchise tax and 7 years for Mississippi franchise tax. Professional services also increased in 2022 compared to 2021 due to more legal fees incurred, including $175,000 in legal fees incurred due to an amended settlement agreement for the Debentures.

The Company recorded stock-based compensation expense of $11,480 and $0 for the years ended December 31, 2022 and 2021, respectively.

Other Income and Expense

Interest expenses incurred totaled $855,019 and $783,609 for the years ended December 31, 2022 and 2021, respectively, an increase of $71,410. The increase in 2022 is primarily attributable to the impact of accrued interest on unpaid wages which continues to accrue yearly, the impact from a full year of interest on 2021’s borrowings and amortization of debt discount.

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

Brokerage Agreement

On March 25, 2019, Mississippi Gaming Corporation, a wholly-owned subsidiary of the Company and the title owner of the Diamondhead Property (the “Owner”), entered into an agreement with an unrelated commercial real estate brokerage firm to sell all or part of the Diamondhead, Mississippi Property or, alternatively, to find a joint venture partner for the project. The agreement provides for an exclusive right to sell all or part of the Property beginning March 25, 2019 and ending October 31, 2019, unless extended by the parties. The agreement provides for a commission equal to three percent (3%) of the gross sales price for property sold if the Buyer does not have a broker or four percent (4%) of the gross sales price of property sold if the Buyer does have a broker, in which case the commission due will be split between the brokers. In the event the Owner consummates and closes a deal with a Joint Venture Partner introduced to the Owner by the broker, the Owner will pay the broker a commission equal to four percent (4%) of the amount contributed by the Joint Venture Partner as its capital contribution. This will not apply in the event the Owner consummates a deal with a Joint Venture Partner who is not introduced to the Owner by the broker. The agreement does not apply to loans obtained by or on behalf of the Owner using the Property as collateral or as security for a loan. The agreement also provides for a reduced commission to the broker in the event of a sale to certain potential purchasers already involved in discussions with the Owner. The brokerage agreement has expired, but the Company continues to work with the broker on the same terms that applied for under the contract.

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

Of particular note to those conditions is item (v) which calls for the Chairman to be indemnified for any loss sustained on the sale of certain common stock sold to cover the property taxes paid. The Chairman has identified the common stock sold and has provided the Company with the documentation required to document the sale of said stock and to calculate the contingent future loss, if any, on said stock. Had the Company paid the note in full at December 31, 2021 in addition to the principal and interest due, the Company would not have been liable for any additional funds to indemnify the Chairman pursuant to the terms of the notes. On February 4, 2022, the Board of Directors entered into an agreement with the Chairman to issue 35,000 shares of common stock of the Company to the Chairman to repurchase the indemnification. This repurchase eliminates any risk to the Company arising from the indemnification which could have been material. During the year ended December 31, 2022, the Company record stock-based compensation of $11,480 for the fair value for these shares, which have not yet been issued as of the issuance date of the attached consolidated financial statements.

Critical Accounting Policies

Impairment of Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The recoverability of long-lived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure under this item is not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements for the years ended December 31, 2022 and 2021 are attached to this report as Exhibit 99.1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of the Chief Executive Officer/Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2022. See below for management’s report.

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

The Chief Executive Officer/Chief Financial Officer conducted, under the supervision of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that material weaknesses over financial reporting existed as of December 31, 2022. Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2022, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

As a result of the material weaknesses identified above, our internal control over financial reporting was not effective as of December 31, 2022. The Company has initiated a plan to address the above weakness. While segregation of duties is very difficult in a small company, the Company intends to utilize third-party consultants to ensure effective financial reporting and disclosures are met.

To address the material weakness identified, management performed additional analyses and other procedures to ensure that the consolidated financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter of the year ending December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers of the Company are appointed annually by the Board of Directors to hold office until an officer’s successor has been duly appointed and qualified, unless an officer dies, resigns, is replaced, or is removed by the Board of Directors. Directors are elected to serve until the next Annual Meeting of Stockholders and until their successors are elected and qualified. A majority of directors constitutes a quorum of the Board of Directors for the transaction of business. The directors must be present at a meeting, in person or telephonically, to constitute a quorum. Any action required or permitted to be taken by the Board of Directors individually or collectively may be taken without a meeting if all members of the Board of Directors consent, in writing, to the action.

Officers and Directors	Age	Position(s)
Deborah A. Vitale	72	Director, President, Secretary, Treasurer and Chief Financial Officer
Martin Blount	60	Director
Benjamin J. Harrell	69	Director, Vice-President
Gregory A. Harrison	78	Chairman of the Board of Diamondhead Casino Corporation, Vice-President
Robert S. Crow III	67	Director
Daniel G. Burstyn	38	Director

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

Martin C. Blount has served as a Director of the Company since June 9, 2010. Since approximately 1986, Mr. Blount has been a stockbroker and a registered investment banking representative. Since approximately April of 2013, Mr. Blount has also served as a licensed structured settlement agent for various parties. Mr. Blount also represents professional athletes and is a certified Major League Baseball agent. Mr. Blount is a graduate of West Virginia Wesleyan College and holds a B.A. degree in Sociology. The Board believes Mr. Blount is qualified to serve as a director due to his prior experience as a Director of the Company and his experience in the securities and financial industry.

Benjamin J. Harrell has served as a Director of the Company since July 18, 2002. On June 16, 2015, Mr. Harrell was appointed a Vice President of the Company. Mr. Harrell was the founder and served as President and CEO of Pete Fountain Productions, Inc. from 1979 until it was acquired in 1999 by Production Group International, Inc. (“PGI”), a global event communications company, which was subsequently acquired by TBA Global Events, LLC in 2005. Mr. Harrell managed the acquiring company’s business in the New Orleans area. Mr. Harrell currently serves as Vice President of Support Services, MC&A, Inc., a corporate event and travel company which specializes in event solutions, corporate meetings, incentive programs and sporting events. He also served as Vice President of Pete Fountain Entertainment, LLC, which until March 2003 operated one of the largest jazz clubs in New Orleans. From 1975 to 2016, Mr. Harrell served as personal manager for the internationally noted jazz artist, Pete Fountain. Mr. Harrell handled all aspects of Mr. Fountain’s career, including promotion, concerts, personal appearances and commercial endorsements. From 1985 through 2003, Mr. Harrell served as President of Crescent Sound & Light, Inc, a professional sound, lighting, video and staging company for the convention and entertainment industry. Mr. Harrell served as a Director of the New Orleans Metropolitan Convention and Visitors Bureau from 1997 through 1999. On January 15, 2004, Mr. Harrell was elected to the Board of Directors of Mississippi Gaming Corporation, a wholly owned subsidiary of the Company. The Board believes Mr. Harrell is qualified to serve as a Director due to his prior experience as a Director of the Company and his extensive knowledge of, familiarity with, and active participation in all aspects of the Diamondhead Project, including Gaming Site Approval.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company accrued salary payable to only one executive in 2022, the President and CEO, who also serves as a Director, Chief Financial Officer, Treasurer and Secretary of the Registrant and who held various positions in the Registrant’s subsidiaries. The Board of Directors monitors and approves compensation paid to executives of the Company.

Executive Compensation

The Board of Directors determined Ms. Vitale’s base salary to be $300,000 per annum. Ms. Vitale’s base salary reflects her contribution to the Company in a myriad of corporate roles and responsibilities. The Board recognized that Ms. Vitale manages the Company’s business without the benefit of any administrative staff normally associated with the management of a publicly traded company at significant savings to the Company. Since mid-November of 2009, the Company has, from time to time, been unable to pay Ms. Vitale the salary due her because of a lack of funds. At December 31, 2022, Ms. Vitale was entitled to cash compensation of $3,366,996 for services rendered from 2010 through 2022, which has accrued and is unpaid at December 31, 2022. In addition, on October 12, 2012, the Board of Directors approved a motion to pay interest at 9% per annum on the unpaid compensation due Ms. Vitale retroactive to the outstanding amounts due beginning in 2010 through the date of actual payment. The following table sets forth the amounts due Ms. Vitale for unpaid salary for each of the years 2010 through 2022 and the interest due thereon. None of the accrued salary or interest has been paid to Ms. Vitale to date.

	TOTAL	SALARY	SALARY	INTEREST
YEAR	SALARY	PAID	ACCRUED	EARNED
2010	$300,000	$161,538	$138,462	$3,221
2011	300,000	96,466	203,534	18,837
2012	300,000	None	300,000	43,462
2013	300,000	None	300,000	70,428
2014	300,000	150,000	150,000	91,739
2015	300,000	125,000	175,000	101,899
2016	300,000	None	300,000	126,463
2017	300,000	None	300,000	153,463
2018	300,000	None	300,000	180,463
2019	300,000	None	300,000	207,463
2020	300,000	None	300,000	234,457
2021	300,000	None	300,000	261,457
2022	300,000	None	300,000	288,457
	$3,900,000	$533,004	$3,366,996	$1,781,809

The following table provides information concerning the accrual of salary and other compensation of the President and Chief Executive Officer. No salary was paid to any officer of the Company in 2022 or 2021.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified	(2)
						Incentive	Deferred	All
Name and		(1)		Stock	Option	Plan	Compensation	Other
Occupation	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Deborah A. Vitale	2022	$300,000	None	None	None	None	None	$303,457	$603,457
President	2021	$300,000	None	None	None	None	None	$276,457	$576,457

(1)	In 2022 and 2021, none of Ms. Vitale’s salary compensation was paid to her and, therefore, the $300,000 of salary compensation owing to her for 2022 and 2021 will be paid to her when Company finances permit.

(2)

In 2022, Ms. Vitale earned an annual Director’s fee of $15,000. In addition, in 2022, Ms. Vitale earned interest in the amount of $288,457 on the portion of her unpaid salary for the years 2010 through 2022. In 2021, Ms. Vitale earned an annual Director’s fee of $15,000. In addition, in 2021, Ms. Vitale earned interest in the amount of $261,457 on the portion of her unpaid salary for the years 2011 through 2021.

The following tables provide a summary of the outstanding equity awards of the President at December 31, 2022.

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

The Company sponsors an employee stock ownership plan which is a tax deferred defined contribution pension plan formed in 1994. Ms. Vitale has been a plan participant since 1998. No contributions were made to Ms. Vitale’s participant account for the years ending December 31, 2022 or 2021.

At December 31, 2022, Ms. Vitale was 100% vested in 447,272 shares of common stock which were contributed to the plan on her behalf in past years.

Directors’ Compensation

Effective January 1, 2013, the directors of the Company are entitled to be compensated at a rate of $15,000 per annum. No director received directors’ fees in the years 2022 or 2021. Each Director is eligible for an annual payment in the amount of $15,000 as long as they remain a Director through December 31 of the applicable year, absent death or incapacitation. The annual payment to new directors will be prorated based upon months served in their initial year as a Director. Directors are reimbursed for certain approved expenses incurred in connection with Company business and for certain approved expenses incurred in connection with attendance at non-telephonic Board, committee, or other meetings. Directors are from time to time, awarded non-qualified options to purchase common stock of the Company.

The table below summarizes amounts accrued for Director Compensation for the year ended December 31, 2022 for all directors other than the President, who is also a Director of the Company and whose compensation is itemized above. The Company did not have funds with which to pay any of the Directors the compensation earned.

DIRECTOR COMPENSATION

	Earned or			Non- Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Gregory A. Harrison	$15,000	None	None	None	None	$10,903	$25,903
Benjamin Harrell	$15,000	None	None	None	None	None	$15,000
Martin Blount	$15,000	None	None	None	None	None	$15,000
Robert Crow	$15,000	None	None	None	None	None	$15,000
Daniel Burstyn	$15,000	None	None	None	None	None	$15,000

(1)	Mr. Harrison earned $10,903 of interest in 2022 which accrued to his benefit for unpaid salary for the years 2010 and 2011. None of the above interest due was paid to Mr. Harrison in 2022.

Other Compensation Arrangements

Gregory A. Harrison, the current Chairman of the Board of Directors and a Vice President of the Company, was a compensated employee of the Company until December 31, 2011. The Company owes Mr. Harrison unpaid salary of $121,140 for services rendered in years prior to 2012. On October 12, 2012, the Board of Directors approved a motion to pay interest at 9% per annum on the unpaid compensation due Mr. Harrison retroactive to the outstanding amounts due beginning in 2010 through the date of actual payment. Interest on the unpaid salary due to Mr. Harrison amounted to $10,903 in both 2022 and 2021. The total accrued interest through December 31, 2022 was $129,709. None of the interest due to Mr. Harrison has been paid to date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 29, 2023, to the Company’s knowledge, based on filings with the Securities & Exchange Commission by certain beneficial owners and/or information received by the Company, the beneficial ownership of the outstanding Voting Stock held by (i) each person or entity beneficially owning more than 5% of the shares of any class of Voting Stock, (ii) each director, nominee, and certain executive officers, individually, and (iii) all directors and executive officers as a group. The Common Stock and the Voting Preferred Stock vote as a single class and each share thereof is entitled to one vote per share.

BENEFICIAL OWNER	AMOUNT OF BENEFICIAL OWNERSHIP	CLASS OF STOCK	PERCENT OF CLASS	PERCENT OF VOTING (1)
Europa Cruises Corporation Employee Stock Ownership Plan Trust Deborah A. Vitale, Trustee (2) 1013 Princess Street Alexandria, Virginia 22314	1,750,010	Common	4.48%	4.29%

Deborah A. Vitale (2)(3) Director, President, Secretary, Treasurer and Chief Financial Officer Chairman, President, Secretary and Treasurer of Casino World, Inc. Chairman, President, Secretary and Treasurer of Mississippi Gaming Corporation 1013 Princess Street Alexandria, Virginia 22314	5,929,282	Common	15.18%	14.52%

Gregory Harrison (4) Chairman and Vice President 16209 Kimberly Grove Gaithersburg, Maryland 20878	2,114,701	Common	5.42%	5.18%

Benjamin J. Harrell (5) Director and Vice President 162 Hesper Avenue Metairie, Louisiana 70005	835,025	Common	2.14%	2.05%

Martin Blount (6) Director 1320 Maryland Ave Washington, D.C. 20002	200,000	Common	0.51%	0.49%

Robert S. Crow III (7) Director 5910 Coral Sea Avenue Rockville, Maryland 20851	1,129,869	Common	2.89%	2.77%

Daniel G. Burstyn (8)(10) Director 2828 Lemmon Ave., Apt. 5103 Dallas, Texas 75204	40,000	Common	0.10%	0.10%

Serco International Financial Advisory and Management Services Limited (9)	901,831	Common	2.31%	2.21%
	900,000	Preferred S-NR	100.00%
P.O. Box 52 A-1072 Vienna, Austria	926,000	Preferred S	100.00%

Austroinvest International Limited (9)	901,831	Common	2.31%	2.21%
30, DeCastro Street,	900,000	Preferred S-NR	100.00%
Road Town Tortola, British Virgin Islands	926,000	Preferred S	100.00%

Serco America Corporation (9)	901,831	Common	2.31%	2.21%
4, George Street	900,000	Preferred S-NR	100.00%
Mareva House P.O. Box N-3937 Nassau, Bahamas	926,000	Preferred S	100.00%

Ernst G. Walter (9)	901,831	Common	2.31%	2.21%
P.O. Box 15	900,000	Preferred S-NR	100.00%
1072 Vienna, Austria	926,000	Preferred S	100.00%

College Health and Investment Ltd. (10) College Health and Investment LP (8) Samuel I. Burstyn, General Partner 701 Brickell Avenue, 24th Fl Miami, FL 33131	2,565,982	Common	6.57%	6.28%

All Directors & Executive Officers (6 Persons)		Common	26.24%	25.10%

(1)	Common Stock, Series S-NR Preferred Stock and Series S Preferred Stock have been combined for the purpose of calculating voting percentages.

(2)	The Europa Cruises Corporation Employee Stock Ownership Plan (“ESOP”) was established on August 18, 1994. The Trustee of the ESOP is Deborah A. Vitale. As of December 31, 2022 a total of 2,295,450 ESOP shares had been released for allocation to participants in the ESOP and an additional 954,540 shares had been forfeited by the Trust. The participants in the ESOP are entitled to direct the Trustee as to the manner in which the Company’s allocated shares are voted. The remaining 1,750,010 unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.

(3)	Includes 1,750,010 unallocated common shares of the ESOP Trust; 767,001 shares of Common Stock owned directly by Ms. Vitale; options to purchase 2,965,000 shares of Common Stock; and 447,272 shares of Common Stock, which represent shares of Common Stock held in Ms. Vitale’s fully vested ESOP participant account.

(4)

Includes 1,347,759 shares of Common Stock owned directly by Mr. Harrison; options to purchase 450,000 shares of Common Stock; 15,275 shares of Common Stock held in Mr. Harrison’s fully vested ESOP participation account; 35,000 shares of common stock to be issued to Mr. Harrison pursuant to an agreement to cancel an indemnification agreement and 100,000 shares of Common Stock to be issued in connection with notes payable issued in 2021. Pursuant to a Private Placement dated February 14, 2014, on March 31, 2014, Mr. Harrison purchased a Collateralized Convertible Senior Debenture convertible into 166,667 shares of Common Stock. The conditions required for conversion of this Debenture into Common Stock of the Company were never met. Assuming the conditions required for conversion are met in the future, Mr. Harrison’s Debenture would be converted into a total of 166,667 shares of Common Stock without any action on the part of Mr. Harrison, at which time his holdings, assuming no other changes occurred, would total 2,114,701.

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

As of December 31, 2022 a total of 2,295,450 shares of Common Stock had been released for allocation to participants in the ESOP. An additional 954,540 shares had been forfeited by the Trust. The Company made no contributions to the ESOP Plan for the years ended December 31, 2011 through December 31, 2022. The participants in the ESOP are entitled to direct the Trustee as to the manner in which the Company’s allocated shares are voted. The remaining 1,750,010 unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.

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

In 2022 and 2021, the President received no payments for base rent and the entire base rent due, in the amount of $54,408 per year, was accrued.

Rent expense associated with this lease amounted to base rent in the amount of $54,408 and associated rental costs of $30,737 for a total of $85,145 for the year ended December 31, 2022 and base rent in the amount of $54,408 and associated rental costs of $27,808 for a total $82,216 for the year ended December 31, 2021.

At December 31, 2022, the President is owed a total of $568,569 under the lease agreement.

The President of the Company is owed deferred salary in the principal amount of $3,366,996 and the Vice President and current Chairman of the Board of the Company is owed deferred salary in the principal amount of $121,140 as of December 31, 2022. On October 12, 2012, the Board of Directors approved a motion to pay these individuals interest of 9% per annum on their deferred compensation retroactive to amounts due beginning in 2010 through the date of actual payment. Accrued interest on deferred salary for both individuals through December 31, 2022 and 2021 amounted to $1,911,518 and $1,612,158, respectively.

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

In 2016, the Company received cash advances totaling $47,500 from seven lenders which included $17,500 from two current Directors of the Company (Harrison and Vitale). The proceeds from the cash advances were earmarked for the payment of accounting and auditing fees and other expenses required to file the Company’s Form 10-Q. On August 25, 2016, the Company issued a Note to the foregoing lenders which matures four years from the date of issuance and bears interest at 8% per annum, with a full year of interest accruing in any year in which the advance remains unpaid. Accrued interest due on the above notes amounted to $14,200 and $12,000 at December 31, 2022 and 2021, respectively. These amounts are included in current liabilities on the consolidated balance sheets as of December 31, 2022 and 2021. This note is secured by a second lien on the Diamondhead Property.

In August 2016, the Chairman of the Board of Directors of the Company also loaned the Company $90,000. On August 25, 2016, the Company issued a Note to the Chairman. The Note bears interest at 14% per annum effective August 1, 2016 and matures four years from the date of issuance. This note is also secured by the second lien on the Diamondhead Property. The proceeds of the loan were used for the payment of Mississippi property taxes and auditing, accounting and other corporate expenses. Accrued interest due on the above note amounted to $80,882 and $68,262 at December 31, 2022 and 2021, respectively.

In July 2017, the Chairman of the Board of Directors of the Company paid all property taxes due, together with all interest due thereon, to Hancock County, Mississippi on the approximate 400-acre tract of land, owned by Mississippi Gaming Corporation, a wholly-owned subsidiary of the Company. The total amount advanced was $67,628.

The Chairman advanced the $67,628 on condition that: (i) the advance constitute a lien with interest at 4% per annum under that Land Deed of Trust recorded September 26, 2014; (ii) he be paid additional interest of 11% per annum on the amount advanced and owing and that the full 11% interest per annum is payable during any calendar year in which all or part of the amount advanced and owing or interest due thereon remains unpaid; (iii) this additional interest obligation be treated as a separate and secured debt of the Company, to be evidenced by a separate note and is secured with a separate and third lien to be placed on the Property (hereafter “the Third Lien”); (iv) the entire obligation will be treated as an advance to be paid out of any subsequent incoming financing obtained by the Company or any amounts recovered by the Company from a defendant in that collection action brought by the Company in the Circuit Court of Montgomery County, Maryland; and (v) he be indemnified for any losses sustained on the sale of that common stock sold to cover the payment of real estate property taxes and any credit card fees associated with payment. The Chairman has identified the common stock to be sold and will provide the Company with the documentation required to document the sale of said stock and to calculate the future loss, if any, on said stock. The fair value measurement of the derivative indemnification liability at December 31, 2022 and 2021 was developed using Level 1 inputs, which was valued at $0. On February 4, 2022, the Board of Directors entered into an agreement with the Chairman to issue 35,000 shares of common stock of the Company to the Chairman to repurchase the indemnification. On September 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from the date of issue, to the Chairman for an amount up to $100,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi Gaming Corporation placed a third lien on the Property to secure this obligation for $100,000. Accrued interest on the note amounted to $59,360 and $49,194 at December 31, 2022 and 2021, respectively.

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

In May of 2021, the Chairman of the Board of Directors of the Company loaned the Company $50,000 on the same terms and conditions as loans made by certain unrelated third parties in 2020 and 2021. In July 2021, a sixteenth lien was placed on the Property to secure a non-interest bearing promissory note issued to the Chairman to secure the payment of this loan, which totals $50,000 in principal and calls for the issuance of 100,000 shares of common stock. The note is not convertible. As of the issuance date of these financial statements, no shares have been issued. The Company recorded an initial fair value of the stock of $33,500, which was determined by the fair value of the Company’s common stock at the date of the loan. The fair value of the stock was recorded as a debt discount, which will be amortized to interest expense over the life of the note. During the year ended December 31, 2021, $19,916 of the debt discount was amortized to interest expense. During the year ended December 31, 2022, the remaining $13,584 of debt discount was amortized to interest expense.

At December 31, 2022, the Chairman had advanced a total of $467,953, net of repayment of $16,250, under both the March 2018 and March 2019 arrangements and was owed accrued interest in the amount of and $279,754 and $210,094 at December 31, 2022 and 2021, respectively.

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

As of December 31, 2022, the President had advanced a total of $23,620, net of repayments of $49,949, under this agreement. The President previously agreed to secure a $25,000 loan and interest due thereon and to secure and guarantee a $15,000 loan and interest due thereon due non-related parties discussed above. The President is also personally liable for certain bank-issued credit cards used by the Company to pay expenses incurred by the Company in the approximate amount of $18,000. On September 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from date of issue, to the President for an amount up to $100,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi gaming Corporation placed a third lien on the Diamondhead Property to secure this obligation for $100,000. Accrued interest due on this note amounted to $41,409 and $33,946 at December 31, 2022 and 2021, respectively.

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

The principal balance of the notes payable due to the officers and directors discussed above was $720,651, net of debt discount of $0 and $722,172, net of debt discount of $13,583, as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, $686,605 and $636,605, respectively was past due.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The table below depicts the fees billed to Diamondhead Casino Corporation by the Company’s independent auditors in each of the last two years:

Description of Services	2022	2021

Audit Fees	$68,425	$172,500
Audit-Related Fees		-
Tax Fees		-
All Other Fees		-

Total Fees Paid	$68,425	$172,500

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

Other Exhibits

(a)	3.1	Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on November 15, 1988.

(e)	3.1.1	Amendment to Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on September 4, 1992.

(e)	3.1.2	Amendment to Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on November 22, 2002.

(a)	3.2	By-laws of the Company.

(e)	3.2.1	Amendment of By-laws of the Company, dated February 16, 2015.

(e)	4.1	Certificate of Designation of Preferences, Rights, and Limitations of Series S Voting, Non-Convertible, Redeemable Preferred Stock Par value $0.01 per Share as filed with the Secretary of State of Delaware on August 5, 1993.

(e)	4.2	Certificate of Designation of Preferences, Rights, and Limitations of Series S-NR Voting, Non-Convertible, Non-Redeemable Preferred Stock Par value $0.01 per Share, as filed with the Secretary of State of Delaware on September 13, 1993.

(e)	4.3	Certificate of Designation of Preferences, Rights, and Limitations of Series S-PIK Junior, Non-Voting, Convertible, Non-Redeemable Preferred Stock Par value $0.01 per Share, as filed with the Secretary of State of Delaware on March 23, 1994.

(a)	10.1	Management Agreement between the Company and Casinos Austria Maritime Corporation dated June 19, 1993.

(b)	10.6	Term Sheet (Redacted) for $1 Million Line of Credit dated October 22, 2008.

(c)	10.7	Private Placement Memorandum dated March 1, 2010.

(c)	10.7.1	Appendix (C) to Private Placement Memorandum dated March 1, 2010 (Form of Promissory Note).

(c)	10.7.2	Appendix (D) to Private Placement Memorandum dated March 1, 2010 (Form of Warrant).

(c)	10.8	Private Placement Memorandum dated October 25, 2010.

(c)	10.8.1	Appendix (C) to Private Placement Memorandum dated October 25, 2010 (Form of Promissory Note).

(c)	10.8.2	Appendix (D) to Private Placement Memorandum dated October 25, 2010 (Form of Warrant).

(d)	10.9	Private Placement Memorandum dated February 14, 2014.

(e)	10.9.1	Offers to Amend dated December 4, 2014.

(f)	10.10	Secured Promissory Note dated August 25, 2016 issued by Mississippi Gaming Corporation.

(g)	99.1	Consolidated Financial Statements of the Company for the years ended December 31, 2022 and 2021

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document

Index to Exhibits

(a)	Previously filed as an Exhibit to Form 10 –Amendment 1 as filed on May 27, 2015 and incorporated by reference.

(b)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference.

(c)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated by reference.

(d)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed April 4, 2014 and incorporated by reference.

(e)	Previously filed as an Exhibit to Form 10 as filed on March 31, 2015 and incorporated by reference.

(f)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated by reference.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diamondhead Casino Corporation

(Registrant)

Date: March 30, 2023	By:	/s/ Deborah A. Vitale
Deborah A. Vitale
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory A. Harrison	Chairman of the Board of Directors	March 30, 2023
Gregory A. Harrison

/s/ Deborah A. Vitale	Director	March 30, 2023
Deborah A. Vitale

/s/ Benjamin J. Harrell	Director	March 30, 2023
Benjamin J. Harrell

/s/ Martin C. Blount	Director	March 30, 2023
Martin C. Blount

/s/ Robert S. Crow III	Director	March 30, 2023
Robert S. Crow III

/s/ Daniel G. Burstyn	Director	March 30, 2023
Daniel G. Burstyn

