Form 10-Q
period 2023-03-31
DIAMONDHEAD CASINO CORP
filed 2023-05-15
CIK 844887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of shares outstanding as of May 12, 2023: 36,297,576.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

i

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$15,089	$55,885
Total current assets	15,089	55,885
Land (Note 3)	5,476,097	5,476,097
Other assets	80	80
Total assets	$5,491,266	$5,532,062

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses due related parties (Note 4)	$7,753,132	$7,462,182
Accounts payable and accrued expenses - others (Note 4)	5,063,114	4,918,538
Convertible notes and line of credit payable (Note 5)	1,962,500	1,962,500
Debenture payable (Note 6)	50,000	50,000
Convertible debenture payable (Note 6)	1,800,000	1,800,000
Short term notes and interest bearing advance (Note 7)	80,504	80,504
Notes payable due related parties (net of unamortized debt discount of $17,699 and $0, respectively) (Note 8)	727,952	720,651
Notes payable due others (net of unamortized debt discount of $2,703 and $24,937, respectively) (Note 9)	554,797	532,563
Total liabilities	17,991,999	17,526,938

Commitments and contingencies (Notes 3 and 11)

Stockholders’ deficit:
Preferred stock, $0.01 par value; shares authorized 5,000,000, outstanding 2,086,000 at March 31, 2023 and December 31, 2022 (aggregate liquidation preference of $2,519,080 at March 31, 2023 and December 31, 2022)	20,860	20,860
Common stock, $0.001 par value; shares authorized 50,000,000, issued: 39,052,472 at March 31, 2023 and December 31 2022, outstanding: 36,297,576 at March 31, 2023 and December 31, 2022	39,052	39,052
Additional paid-in capital	36,139,578	36,122,078
Unearned ESOP shares	(2,609,264)	(2,609,264)
Accumulated deficit	(45,874,732)	(45,351,375)
Treasury stock, at cost, 1,004,886 shares at March 31, 2023 and December 31, 2022	(216,227)	(216,227)
Total stockholders’ deficit	(12,500,733)	(11,994,876)
Total liabilities and stockholders’ deficit	$5,491,266	$5,532,062

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

(UNAUDITED )

	Three Months Ended
	March 31,
	2023	2022
COSTS AND EXPENSES
Administrative and general	$200,293	$183,984
Other	16,912	17,363
Total costs and expenses	217,205	201,347

OTHER EXPENSE
Interest expense:
Related parties	171,703	156,785
Other	109,049	113,390
Total other expense	280,752	270,175

NET LOSS	(497,957)	(471,522)

PREFERRED STOCK DIVIDENDS	(25,400)	(25,400)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(523,357)	$(496,922)

Weighted average common shares outstanding - basic and diluted	36,297,576	36,297,576
Net loss per common share - basic and diluted	$(0.01)	$(0.01)

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

					Additional						Total
	Preferred Stock		Common Stock		Paid-in	Unearned ESOP		Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Shares	Amount	Deficit

Balances at January 1, 2022	2,086,000	$20,860	39,052,472	$39,052	$36,100,973	1,829,555	$(2,727,866)	$(43,394,070)	925,341	$(186,000)	$(10,147,151)
Common stock to be issued in connection with notes payable	-	-	-	-	64,000			-			64,000
Stock-based compensation	-	-	-	-	11,480	-	-	-	-	-	11,480
Dividends	-	-	-	-		-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(471,522)	-	-	(471,522)
Balances at March 31, 2022	2,086,000	$20,860	39,052,472	$39,052	$36,176,453	1,829,555	$(2,727,866)	$(43,890,992)	925,341	$(186,000)	$(10,568,593)

Balances at January 1, 2023	2,086,000	$20,860	39,052,472	$39,052	$36,122,078	1,750,010	$(2,609,264)	$(45,351,375)	1,004,886	$(216,227)	$(11,994,876)
Common stock to be issued in connection with notes payable - related parties	-	-	-	-	17,500						17,500
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(497,957)	-	-	(497,957)
Balances at March 31, 2023	2,086,000	$20,860	39,052,472	$39,052	$36,139,578	1,750,010	$(2,609,264)	$(45,874,732)	1,004,886	$(216,227)	$(12,500,733)

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

	Three Months Ending
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(497,957)	$(471,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	24,535	38,715
Stock-based compensation	-	11,480
Changes in operating assets and liabilities:
Accounts payable and accrued expenses - related parties	265,550	255,263
Accounts payable and accrued expenses - other	144,576	82,565
Net cash used in operating activities	(63,296)	(83,499)
Cash flows from financing activities:
Proceeds from note payable - others	-	80,000
Proceeds from non-interest bearing advances from related parties	22,500	-
Net cash provided by financing activities	22,500	80,000
Net decrease in cash	(40,796)	(3,499)
Cash at beginning of period	55,885	82,091
Cash at end of period	$15,089	$78,592
	-
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash financing activities:
Common stock to be issued in connection with notes payable - related parties	$17,500	$-
Common stock to be issued in connection with notes payable	$-	$64,000
Unpaid preferred stock dividends in accounts payable and accrued expenses	$-	$25,400

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Organization and Business

Diamondhead Casino Corporation (the “Company”) owns, through its wholly-owned subsidiary, Mississippi Gaming Corporation, an approximate 400-acre undeveloped property located at 7051 Interstate 10, Diamondhead, Mississippi 39525 (hereafter “the Diamondhead Property” or “the Property”). The Company’s intent was and is to construct a casino resort and other amenities on the Property unilaterally or in conjunction with one or more joint venture partners. However, the Company has been unable, to date, to obtain financing to move the project forward and/or enter into a joint venture partnership. There can be no assurance that the substantial funds required for the design and construction of the project can be obtained or that such funds can be obtained on acceptable terms. In addition, the Company has been unable to obtain financing to sustain the Company. Due to its lack of financial resources, the Company was forced to explore other alternatives, including a sale of part or all of the Property. The Company’s preference is to sell only part of the Property inasmuch as this would appear to be in the best interest of the stockholders of the Company. However, there can be no assurance the Company will be able to sell only part of the Property. The Company intends to continue to pursue a joint venture partnership and/or other financing while seeking a viable purchaser for part or all of the Property. Finally, there can be no assurance that if the requisite financing for the project were obtained and the project were constructed, that the project would be successful.

Note 2. Liquidity and Going Concern

These unaudited condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses over the past several years, has no operations, generates no operating revenues, and as reflected in the accompanying unaudited condensed consolidated financial statements, incurred a net loss applicable to common stockholders $523,357 and $496,922 for the three months ended March 31, 2023 and 2022 respectively. In addition, the Company had an accumulated deficit of $45,874,732 on March 31, 2023. Due to its lack of financial resources, the Company has been forced to explore other alternatives, including a sale of part or all of the Property.

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

In the past, in order to raise capital to continue to pay on-going costs and expenses, the Company has borrowed funds, through Private Placements of convertible instruments as well as through other secured notes which are more fully described in Notes 5 through 9 to these unaudited condensed consolidated financial statements. The Company is in default with respect to payment of both principal and interest under the terms of most of these instruments. In addition, at March 31, 2023, the Company had $12,816,246 of accounts payable and accrued expenses and $15,089 in cash on hand.

The above conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and, in our opinion, reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2023, are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2022, attached to our annual report on Form 10-K.

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

Land development costs, which have been capitalized, consist of the following at March 31, 2023 and December 31, 2022:

Land	$4,934,323
Licenses	77,000
Engineering and costs associated with permitting	464,774
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

Financial instruments included in current assets and liabilities are reported at carrying value in the unaudited condensed consolidated balance sheets, which approximate fair value due to their short-term nature.

Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The recoverability of long-lived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. As of March 31, 2023, there was a triggering event due to recurring losses and an impairment test was conducted.  However, the fair value of the long-lived assets exceeded the carrying value and the Company determined that no impairment existed at March 31, 2023.

Net Loss per Common Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding, plus other potentially dilutive securities. Potentially dilutive securities are excluded from the computation of diluted loss per shares since their effect would be antidilutive. Common shares outstanding consist of issued shares, including allocated and committed shares held by the ESOP trust, less shares held in treasury. Common shares outstanding excludes the 910,000 shares subject to be issued in connection with notes payables (see note 9) and 35,000 shares subject to be issued to Mr. Harrison (see note 10). The dilutive securities below do not include 5,055,555 potentially convertible Debentures since the requirements for possible conversion have not yet been met and may never be met.

The table below summarizes the components of potential dilutive securities at March 31, 2023 and 2022.

	March 31,	March 31,
Description	2023	2022

Convertible Preferred Stock	260,000	260,000
Options to Purchase Common Shares	4,555,000	4,555,000

Total	4,815,000	4,815,000

Recently Adopted Accounting Pronouncements

In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivative and Hedging (Topic 815, and Leases (Topic 841). This new guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods. This pronouncement was amended under ASU 2019-10 to allow an extension on the adoption date to entities that qualify as a small reporting company. The Company has elected this extension and the effective date for the Company to adopt this standard will be for fiscal years beginning after December 15, 2022. Accordingly, the Company has adopted this standard as of January 1, 2023 and it did not have an effect on its consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

On March 27, 2023, the FASB issued ASU 2023-01, which amends certain provisions of ASC 842 that apply to arrangements between related parties under common control. Specifically, the ASU:

●	Offers private companies, as well as not-for-profit entities that are not conduit bond obligors, a practical expedient that gives them the option of using the written terms and conditions of a common-control arrangement when determining whether a lease exists and the subsequent accounting for the lease, including the lease’s classification

●	Amends the accounting for leasehold improvements in common-control arrangements for all entities.

The ASU is effective for fiscal years beginning after December 15, 2023. The Company has not completed its assessment of the standard but does not expect the adoption to have a material impact on the Company’s unaudited condensed consolidated financial position, results of operations, or cash flows.

No other recent accounting pronouncements were issued by FASB that are believed by management to have a material impact on the Company’s present or future financial statements.

Note 4. Accounts Payable and Accrued Expenses

The table below outlines the elements included in accounts payable and accrued expenses at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Related parties:
Accrued payroll due officers	$3,644,712	$3,569,711
Accrued interest due officers and directors	2,639,546	2,467,844
Accrued director fees	861,250	838,750
Base rents due to the President	416,876	403,274
Associated rental costs	173,440	165,295
Other	17,308	17,308
Total related parties	$7,753,132	$7,462,182

Non-related parties:
Accrued interest	$2,926,035	$2,841,520
Accrued dividends	1,193,800	1,168,400
Accrued fines and penalties	476,375	444,875
Other	466,904	463,743
Total non-related parties	$5,063,114	$4,918,538

Note 5. Convertible Notes and Line of Credit

Line of Credit

In 2008, the Company entered into an agreement with an unrelated third party for an unsecured Line of Credit up to a maximum of $1,000,000. The Line of Credit carries an interest rate on amounts borrowed of 9% per annum. All funds originally advanced under the facility were due and payable by November 1, 2012. As an inducement to provide the facility, the lender was awarded an immediate option to purchase 50,000 shares of common stock of the Company at $1.75 per share. In addition, the lender received an option to purchase a maximum of 250,000 additional shares of common stock of the Company at $1.75 per share. The options expire following repayment in full by the Company of the amount borrowed. The Company is in default under the repayment terms of the agreement. At March 31, 2023 and December 31, 2022, the unpaid principal and accrued interest due on the obligation totaled $2,235,367 and $2,213,422, respectively.

Convertible Notes

The Convertible Notes issued pursuant to the two Private Placements discussed above total $962,500 in principle and became due and payable beginning in March 2012 and extending to various dates through June 2013. As of the date of the filing of this report, all the aforementioned debt obligations remain unpaid and in default under the repayment terms of the notes. In November 2020, the Superior Court of the State of Delaware awarded Judgments in favor of certain holders of these Promissory Notes who filed suit against the Company. As a result, the Company must carry an aggregate of $486,796 (total principal and interest) as debt owed to these noteholders. As of March 31, 2023 and December 31, 2022, all Notes issued had a total outstanding principal of $962,500 and accrued interest, including the additional interest awarded pursuant to the Court Judgments, of $1,072,013 and $1,043,547 respectively.

The table below summarizes the Company’s debt arising from the above-described sources as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Private placements - March 1, 2010*	$475,000	$475,000
Private placements - October 25, 2010	487,500	487,500
	$962,500	$962,500

*	Of the 2010 placements above, $75,000 is due to a related party.

Note 6. Convertible Debentures

Pursuant to a Private Placement Memorandum dated February 14, 2014 (the “Private Placement”), the Company offered up to a maximum of $3,000,000 of Collateralized Convertible Senior Debentures to accredited or institutional investors. The Offering was conducted contingent on the deposit into Escrow of the purchase price for all the Debentures offered in the principal amount of $3,000,000. The Debentures, once issued, originally bore interest at 4% per annum after 180 days, matured six years from the date of issuance, and were secured by a lien on the Company’s Mississippi property. The interest rate on these debentures was raised pursuant to subsequent agreements. The debentures were offered in three tranches as follows:

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

The conversion rights on each issued Debenture carried an Anti-Dilution Provision. If the Company issued any shares of Common Stock or other securities after March 31, 2014 at a price per security that was less than the conversion price of a Debenture, then the Debenture would have had a new conversion price equal to the price per security that was less than the Conversion Price of the Debenture. The foregoing provision did not apply to the following:

(a) The issuance of any of the other Debentures in the Offering or the issuance of shares of Common Stock upon conversion of any of the Debentures in the Offering.

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

In or about December 2022, the parties entered into an Amendment to Settlement Agreement. The Amendment provides, in pertinent part, as follows: that on or before March 31, 2023, the Plaintiffs would be paid the principal due under their debentures of $1.5 million, plus interest of four percent (4%) per annum on the principal due from January 1, 2015 through December 31, 2019, plus interest of six percent (6%) per annum on the principal due from January 1, 2020 through March 31, 2022, plus interest of eight percent (8%) per annum on the principle due from April 1, 2022 through the date of payment. In addition the Company agreed to pay legal costs and fees of $175,000 plus 50,000 shares of common stock. In the event payment is not made on or before March 31, 2023, judgment will be entered in the case. Post judgment interest shall only apply to the $1.5 million principal due. Total accrued interest due on all outstanding Debentures amounted to $650,979 and $617,733 at March 31, 2023 and December 31, 2022 respectively.

Note 7. Short Term Notes and Interest-Bearing Advance

Promissory Notes

On June 9, 2017, the Company entered into a Promissory Note with an unrelated lender in exchange for proceeds in the amount of $15,000. Interest on the note is 12.5% per annum and payable March 1 of each year the note remains outstanding. Payment in full of the Note was due June 9, 2019. Mississippi Gaming Corporation, a wholly owned subsidiary of the Company, guaranteed the Note. In addition, the President of the Company agreed to personally guarantee the Note and to personally secure the Note with an assignment of proceeds due to her under the first lien on the Diamondhead property. The interest payments since March 1, 2018 have not been made. Accrued interest due on this obligation amounted to $10,916 and $10,443 at March 31, 2023 and December 31, 2022, respectively.

Bank Credit Facility

Wells Fargo Bank provided an unsecured credit facility of up to $15,000 to the Company. The facility required a variable monthly payment of amounts borrowed plus interest, which was applied at 11.24% on direct charges and 24.99% on any cash advanced through the facility. At March 31, 2023 and December 31, 2022, a principal balance of $18,004 remained outstanding on the facility. The lending bank has since cancelled privileges under the facility for non-payment.

Interest Bearing Advances

In 2016, the Company received cash advances totaling $47,500 from seven lenders which included $22,500 from third parties (see Note 8 for related party advances). The proceeds from the cash advances were earmarked for the payment of accounting and auditing fees and other expenses required to file the Company’s Form 10-Q. On August 25, 2016, the Company issued a Note to the foregoing lenders, which matures four years from the date of issuance and bears interest at 8% per annum, with a full year of interest accruing in any year in which the advance remains unpaid. Accrued interest due on the above notes amounted to $16,400 and $14,200 at March 31, 2023 and December 31, 2022, respectively.

On February 2, 2017, the Company borrowed $25,000 from an unrelated third party. The Note carries an annual interest rate of approximately 12.5% and is past due. The Company is in default and as such, the lender may increase the interest rate due by an amount of up to 3% per annum in excess of the rate then otherwise applicable. The Company does not have the funds to repay the advance. The President of the Company has agreed to personally secure the note with an assignment of proceeds due to her under the first lien on the Property. Accrued interest on this obligation amounted to $19,280 and $18,493 at March 31, 2023 and December 31, 2022, respectively.

Of the amounts discussed above, $80,504 in short-term notes and advances are in default under the original agreed to terms.

Note 8. Current Notes Payable Due Related Parties

In 2016, the Company received cash advances totaling $47,500 from seven lenders which included $25,000 from three Current Directors of the Company (see Note 7). The proceeds from the cash advances were earmarked for the payment of accounting and auditing fees and other expenses required to file the Company’s Form 10-Q. On August 25, 2016, the Company issued a Note to the foregoing lenders, which matures four years from the date of issuance and bears interest at 8% per annum, with a full year of interest accruing in any year in which the advance remains unpaid. Accrued interest due on the above notes amounted to $16,000 and $14,000 at March 31, 2023 and December 31, 2022, respectively. These amounts are included in current liabilities on the consolidated balance sheets as of March 31, 2023 and December 31, 2022. This note is secured by a second lien on the Diamondhead Property.

In the third quarter of 2016, the Chairman of the Board of Directors of the Company loaned the Company $90,000. On August 25, 2016, the Company issued a Note to the Chairman of the Board. The Note bears interest at 14% per annum effective August 1, 2016 and matures four years from the date of issuance. The proceeds of the loan were used for the payment of Mississippi property taxes and auditing, accounting and other corporate expenses. Accrued interest due on the above note amounted to $84,058 and $80,882 at March 31, 2023 and December 31, 2022, respectively.

In July 2017, at the request of the Company, the current Chairman of the Board of Directors, who is also a Vice President of the Company (“the Chairman”), paid all property taxes due, together with all interest due thereon, to Hancock County, Mississippi on an approximate 400-acre tract of land, owned by Mississippi Gaming Corporation, a wholly owned subsidiary of the Company. The total amount advanced was $67,628.

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

The Chairman advanced the $67,628 on condition that: (i) the advance constitute a lien with interest at 4% per annum under that Land Deed of Trust recorded September 26, 2014; (ii) he be paid additional interest of 11% per annum on the amount advanced and owing and that the full 11% interest per annum is payable during any calendar year in which all or part of the amount advanced and owing or interest due thereon remains unpaid; (iii) this additional interest obligation be treated as a separate and secured debt of the Company, to be evidenced by a separate note and is secured with a separate and third lien to be placed on the Property (hereafter “the Third Lien”); (iv) the entire obligation will be treated as an advance to be paid out of any subsequent incoming financing obtained by the Company or any amounts recovered by the Company from a defendant in that collection action brought by the Company in the Circuit Court of Montgomery County, Maryland; and (v) he be indemnified for any losses sustained on the sale of that common stock sold to cover the payment of real estate property taxes and any credit card fees associated with payment (“the indemnification”). The Chairman identified the common stock sold and provided the Company with the documentation required to document the sale of said stock and to calculate the loss, if any, on said stock. The fair value measurement of the derivative indemnification liability at December 31, 2021 was developed using Level 1 inputs, which was valued at $0. On February 4, 2022, the Board of Directors entered into an agreement with the Chairman to issue 35,000 shares of common stock of the Company to the Chairman to repurchase the indemnification. See Note 10. On September 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from the date of issue to the Chairman for an amount up to $100,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi Gaming Corporation placed a third lien on the Property to secure this obligation for $100,000. Accrued interest on the note amounted to $67,481 and $59,360 at March 31, 2023 and December 31, 2022, respectively.

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

On May 30, 2021, the Chairman of the Board of the Company loaned the Company $50,000. The note is non-interest bearing and matures one year from the date of issuance. The Company placed a sixteenth lien on the Property in July 2021 to secure this non-interest bearing note which totals $50,000 in principal and calls for the issuance of 100,000 shares of common stock. The note is not convertible. As of the issuance date of these financial statements, no shares have been issued. The Company recorded a fair value of the stock of $33,500, which was determined by the fair value of the Company’s common stock at the date of the loan. The fair value of the stock was recorded as a debt discount, which will be amortized to interest expense over the life of the note. During the three months ended March 31, 2023, there was no debt discount was amortized to interest expense to related parties.

On February 17, 2023, the Board of Directors agreed to issue a non-interest bearing promissory note to the Chairman in the principal amount of $25,000 together with 50,000 shares of common stock of the Company. The note was issued in connection with the Chairman advancing funds to pay off accounts payable on behalf of the Company. The note is not convertible. As of the issuance date of these financial statements, no shares have been issued. The Company recorded a fair value of the stock of $17,500, which was determined by the fair value of the Company’s common stock at the date of the loan. The fair value of the stock was recorded as a debt discount, which will be amortized to interest expense over the life of the note. During the three months ended March 31, 2023, $2,301 of debt discount was amortized to interest expense to related parties.

As of March 31, 2023, the Chairman had advanced a total of $467,953, net of repayment of $16,250, under both the March 2018 and March 2019 arrangements and was owed accrued interest in the amount of $349,415 and $279,754 at March 31, 2023 and December 31, 2022, respectively.

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

As of March 31, 2023, the President had advanced a total of $23,620, net of repayments of $49,949, under this agreement. The President previously agreed to secure a $25,000 loan and interest due thereon and to secure and guarantee a $15,000 loan and interest due thereon due non-related parties discussed above. The President is also personally liable for certain bank-issued credit cards used by the Company to pay expenses incurred by the Company in the approximate amount of $18,000. On September 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from date of issue, to the President for an amount up to $100,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi gaming Corporation placed a third lien on the Diamondhead Property to secure this obligation for $100,000. Accrued interest due on this note amounted to $50,655 and $41,409 at March 31, 2023 and December 31, 2022, respectively.

The third lien placed on the Diamondhead Property, which secures the above three promissory notes, totals up to $400,000 and is payable to the Chairman of the Board ($300,000) and President ($100,000) of the Company.

The principal balance of the notes payable due to the officers and directors discussed above was $727,952, net of debt discount of $17,699 and $720,651, net of debt discount of $0, as of March 31, 2023 and December 31, 2022, respectively.

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

From April 2021 to June 2022, thirteen liens were placed on the Property to secure these notes. There is a call for the issuance of a total of 760,000 shares of common stock in connection with the notes and liens, however, no shares have been issued to date. In December 2020, the Company recorded a fair value of the stock of $22,050, which was determined by the fair value of the Company’s common stock at the date of each loan issuance. In 2021, the Company recorded a fair value of the stock pertaining to the 2021 notes of $102,000. In the three months ended March 31, 2023, the Company recorded a fair value of the stock pertaining to the 2022 notes of $98,000. The fair value of the stock was recorded as a debt discount, which will be amortized to interest expense over the life of the notes.

During the three months ended March 31, 2023 and 2022, $22,234 and $30,271 of the debt discount was amortized to interest expense to others. As of March 31, 2023 and December 31, 2022, total notes payable due others, net of unamortized discount, was $554,797 and $532,563, respectively.

Note 10. Related Party Transactions

As of March 31, 2023, the President of the Company is owed deferred salary in the amount of $3,441,996 and the Vice President and the current Chairman of the Board of Directors of the Company is owed deferred salary in the amount of $121,140. The Board of directors agreed to pay interest at 9% per annum on the foregoing amounts owed. Interest expense under this agreement amounted to $77,963 and $71,305 during the three months ended March 31, 2023 and 2022, respectively. Total interest accrued under this agreement totaled $1,989,506 and $1,781,809 as of March 31, 2023 and December 31, 2022, respectively.

The Company has a month-to-month lease with the President and then-Chairman of the Board of Directors of the Company, for office space owned by the President in Alexandria, Virginia. The lease calls for monthly base rent in the amount of $4,534 and payment of associated costs of insurance, real estate taxes, utilities and other expenses. Rent expense associated with this lease amounted to base rent in the amount of $13,602 and associated rental costs of $8,145 for a total of $21,747 for the three months ended March 31, 2023 and base rent of $13,602 and associated rental costs of $7,408 for a total of $21,010 for the three months ended March 31, 2022. No payments associated with the base rents were made in three months ended March 31, 2023. At March 31, 2023 and December 31, 2022, amounts owing for base rent and associated rental costs totaled $590,316 and $568,569, respectively.

Directors of the Company are entitled to a director’s fee of $15,000 per year for their services. The Company has been unable to pay directors’ fees to date. A total of $861,250 and $838,750 was due and owing to the Company’s current and former directors as of March 31, 2023 and December 31, 2022, respectively. Directors have previously been compensated and may, in the future, be compensated for their services with cash, common stock, or options to purchase common stock of the Company.

On February 4, 2022, the Board of Directors entered into an agreement with Mr. Harrison, the Chairman of the Board of Directors, to issue 35,000 shares of common stock of the Company to Mr. Harrison to repurchase the indemnifications the Company had previously agreed to pay Mr. Harrison for losses, if any, suffered on certain stock he had sold in prior years in an unrelated company to raise funds to pay property taxes due on the Diamondhead, Mississippi Property and to lend additional funds to the Company. This repurchase eliminates any risk to the Company arising from the indemnification which could have been material. During the three months ended March 31, 2023, the Company recorded stock-based compensation of NIL for the fair value of these shares, which have not yet been issued as of the issuance date of these unaudited condensed consolidated financial statements.

On February 17, 2023, the Board of Directors agreed to issue a non-interest bearing promissory note to the Chairman in the principal amount of $25,000 together with 50,000 shares of common stock of the Company. The note was issued in connection with the Chairman advancing funds to pay off accounts payable on behalf of the Company.

See Notes 4, 5, 7, 8 and 11 for other related party transactions.

Note 11. Commitments and Contingencies

Liens

As of March 31, 2023, there were twenty-one liens on the Company’s Diamondhead, Mississippi Property as follows:

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

Other

The Company is currently delinquent in filing those documents and forms required to be filed in connection with its Employee Stock Ownership Plan (“ESOP”) for the year ended December 31, 2022, 2021, 2020, 2019, 2018, 2017, 2016 and 2015. The Company did not have the funds to pay professionals to prepare, audit and file these documents and forms when due. Although these required filings normally do not result in any tax due to an agency of the government, the Company could be subject to significant penalties for failure to file these forms when due. Penalties are assessed by the Department of Labor on a per diem basis from the original due dates for the required informational filings until the filings are actually made. The Company has accrued $476,375 and $429,750 on the current delinquent filings as of March 31, 2023 and December 31, 2022, respectively. The Company intends to bring its ESOP-required filings current and when current, will attempt to enroll in a voluntary compliance program with the Department of Labor with respect to any penalties or fines incurred. However, there can be no assurance the Company will be able to enroll in any such program or obtain a reduction of the fines and penalties that may be due.

The Company and its subsidiaries file their federal tax return on a consolidated basis. The Company has not filed its consolidated federal tax returns for the years ended December 31, 2022, 2021, 2020, 2019, 2018, 2017 and 2016. The Company believes no tax will be due with these federal returns. The Company has not filed its annual reports together with its franchise tax due with the state of Delaware for 2020, 2019 and 2018. Mississippi Gaming Corporation, a wholly owned subsidiary of the Company, has not filed its annual reports, together with its franchise tax due, with the state of Delaware for 2021, 2020, 2019 and 2018. Casino World, Inc., a wholly owned subsidiary of the Company, has not filed its annual reports, together with its franchise tax due, with the state of Delaware for 2022, 2021, 2020, 2019, 2018, 2017 and 2016. Mississippi Gaming Corporation has not filed its corporate income and franchise tax returns, together with the tax due, with the state of Mississippi for 2022, 2021, 2020, 2019, or 2018. Casino World, Inc. has not filed its corporate income and franchise tax returns, together with the tax due, with the state of Mississippi for 2022, 2021, 2020, 2019, 2018, 2017 and 2016. As of March 31, 2022, the accrued franchise taxes for Delaware and Mississippi totaled $15,125.

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

Letter of Intent with an Unrelated Third Party

On March 31, 2023, the Company entered into a Letter of Intent with an unrelated third party. The Agreement provides for purchases of Common Stock of Diamondhead Casino Corporation and purchases of Common Stock of its wholly-owned subsidiary, Mississippi Gaming Corporation.

Mississippi Gaming Corporation

The Letter of Intent provides that the Purchaser will purchase a total of 4.5 million shares of Common Stock of Mississippi Gaming Corporation, or 10% of the Common Stock of Mississippi Gaming Corporation, for a total purchase price of $6,000,000, in two transactions as follows:

1) On or before April 15, 2023, the Purchaser will purchase five percent of the total Common Stock of Mississippi Gaming Corporation for $3,000,000. Upon receipt of payment, Mississippi Gaming Corporation shall issue 2.25 million shares of Common Stock, or five percent of the total authorized Common Stock of Mississippi Gaming Corporation, to the Purchaser.

2) On or before June 30, 2023, the Purchaser will purchase an additional five percent of the total authorized Common Stock of Mississippi Gaming Corporation for $3,000,000. Upon receipt of payment, Mississippi Gaming Corporation shall issue an additional 2.25 million shares of Common Stock, or an additional five percent of the total authorized Common Stock of Mississippi Gaming Corporation to the Purchaser.

The Purchaser will have the right to nominate two directors to the Board of Directors of Mississippi Gaming Corporation. The current Board of Directors of Mississippi Gaming Corporation will examine and review the background, experience and credentials of the nominees and, once acceptable, pass a resolution appointing the Purchaser’s nominees to the Board of Directors contingent upon the first Closing and effective on the date of and immediately following the first Closing. In the event the Purchaser has not nominated a director(s) prior to the first Closing, the Purchaser may do so at any time thereafter.

Diamondhead Casino Corporation

The Letter of Intent provides that the Purchaser will purchase 4,000,000 shares of Common Stock of Diamondhead Casino Corporation at a purchase price of $1.00 per share in two transactions as follows:

3) On or before September 15, 2023, the Purchaser will purchase 2,000,000 shares of Common Stock of Diamondhead Casino Corporation for a total purchase price of $2,000,000. Following Closing, the Company will issue instructions to the Company’s transfer agent to issue 2,000,000 shares of Common Stock to the Purchaser.

4) On or before November 30, 2023, the Purchaser will purchase an additional 2,000,000 shares of Common Stock of Diamondhead Casino Corporation for an additional purchase price of $2,000,000. Following Closing, the Company will issue instructions to the Company’s transfer agent to issue an additional 2,000,000 shares of Common Stock to the Purchaser.

The Purchaser will have the right to nominate two directors to the Board of Directors of Diamondhead Casino Corporation. The current Board of Directors of Diamondhead Casino Corporation will examine and review the background, experience and credentials of the nominees and, once acceptable, pass a resolution appointing the Purchaser’s nominees to the Board of Directors contingent upon Closing of the purchase of a minimum of 2,000,000 shares of Common Stock of Diamondhead Casino Corporation and effective on the date of and immediately following the Closing. In the event the Purchaser has not nominated a director(s) prior to the first purchase of Common Stock of Diamondhead Casino Corporation, the Purchaser may do so at any time thereafter.

The Purchaser’s failure to close when required shall render the remainder of the Agreement null and void.

In consideration of the total purchase price of $10,000,000 for the foregoing purchases of stock, the Purchaser shall also have the right, but not the obligation, to purchase up to twenty acres of Mississippi Gaming Corporation’s Diamondhead, Mississippi Property to be used for a senior citizen and/or assisted living and/or aging complex for an additional purchase price of $75,000 per acre, or a maximum total purchase price of $1,500,000. Mississippi Gaming Corporation will provide two acres of land contiguous to the facility for an open park. The location of the twenty acres shall be determined by mutual agreement of the Purchaser and Mississippi Gaming Corporation, but shall not be in that acreage approved by the Mississippi Gaming Commission for gaming. This right to purchase shall terminate two years from the date of inception of the right (“the Option Period”). The acreage purchased by the Purchaser cannot be used for gambling or gaming of any type or transferred or conveyed to any person or entity for such a purpose. Any deed conveying acreage to the Purchaser will include a prohibition to this effect. In the event a third party tenders an offer for the entire Diamondhead Property prior to Purchaser’s payment of the Option price and the Board of Directors of Mississippi Gaming Corporation accepts the third party’s offer, the Option will be deemed to have expired. In the event, Mississippi Gaming Corporation sells Diamondhead Property for less than Seventy-Five Thousand Dollars per acre in an arms’ length transaction during the Purchaser’s Option Period, the Purchase Price for the Purchaser’s Property will be lowered so that the Purchaser is not paying more than another buyer of the commercial Property.

The proceeds from the foregoing sales of Common Stock are intended to be used to pay down a substantial portion of the debt that is secured by liens on the Diamondhead Property, to pay Diamondhead Property taxes, to pay fees and expenses of outside auditors and accountants to prepare and file the Company’s periodic reports with the Securities and Exchange Commission, to pay legal fees and other fees and expenses relating to the foregoing transactions, to obtain a master plan for the Diamondhead Property and for general corporate purposes. The proceeds from the initial sale of Common Stock will be used to pay plaintiff/lienholders who are owed payment in the approximate amount of $2,207,500, pursuant to an Amendment to Settlement Agreement entered into in Arneault et al. v. Diamondhead Casino Corporation (In the United States District Court for the District of Delaware (C.A. No. 1:16-cv-00989-LPS).

As of the issuance date of these financial statements, no transactions per above occurred and no shares of common stock were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Financial Results

Forward Looking Statements

This section should be read together with the consolidated financial statements and related notes thereto, for the year ended December 31, 2022 included with our annual report filed on Form 10-K.

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

Liquidity

The Company has incurred continued losses over the years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has had no operations since it ended its gambling cruise ship operations in 2000. Since that time, the Company has concentrated its efforts on the development of its Diamondhead, Mississippi Property. The development of the Diamondhead Property is dependent on obtaining the necessary capital, through equity and/or debt financing, unilaterally, or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, staff, open, and operate a casino resort. In the past, the Company has been able to sustain itself through various short term borrowings, however, as of March 31, 2023, the Company had cash of $15,089, while accounts payable and accrued expenses totaled $12,816,246 and the Company had an accumulated deficit of $45,874,732. In addition, the Company reported a net loss applicable to common shareholders of $523,357 for the three months ended March 31, 2023. Therefore, in order to sustain itself, it is imperative that the Company secure a source of funds to provide further working capital.

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

Financial Results and Analysis

During the three months ended March 31, 2023 and 2022, the Company incurred net losses applicable to common stockholders of $503,357 and $496,922 respectively. The increase in the loss, which totaled $6,435 is primarily due to a increase in interest expense.

Administrative and general expenses incurred totaled $200,293 and $183,984 for the three months ending March 31, 2023 and 2022, respectively. The table below depicts the major categories comprising these expenses:

	March 31,	March 31,
	2023	2022
Payroll and Related Taxes	$75,000	$75,000
Director Fees	22,500	22,500
Professional Services	46,328	25,431
Rents and Insurances	21,747	21,011
Fines and Penalties	31,500	24,850
All Other Expenses	3,218	15,192
Total General and Administrative Expenses	$200,293	$183,984

Other Income and Expense

Interest expense incurred totaled $280,752 and $270,175 for the three months ending March 31, 2023, and 2022, respectively, an increase of $10,577. The increase in 2023 is primarily attributable to the impact of accrued interest on unpaid wages which continues to accrue yearly, and the impact from new borrowings and amortization of debt discount during the last three quarters of 2022 and the first quarter of 2023.

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

Of particular note to these conditions is that the Company agreed to indemnify the Chairman for losses, if any, sustained on the sale of certain common stock sold in an unrelated company to pay the property taxes due on the Diamondhead, Mississippi Property and to lend additional funds to the Company. On February 4, 2022, the Board of Directors entered into an agreement with the Chairman to issue 35,000 shares of common stock of the Company to the Chairman to repurchase the indemnification. This repurchase eliminates any risk to the Company arising from the indemnification which could have been material. During the three months ended March 31, 2023, the Company recorded stock-based compensation of NIL for the fair value of these shares, which have not yet been issued as of the issuance date of the attached unaudited condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer, who also serves as Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2023.

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

The Chief Executive Officer/Chief Financial Officer conducted, under the supervision of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that material weaknesses over financial reporting existed as of March 31, 2023. Management identified the following two material weaknesses that have caused management to conclude that, as of March 31, 2023, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

As a result of the material weaknesses identified above, our internal control over financial reporting was not effective as of March 31, 2023. The Company has initiated policies and procedures to address the above weakness. While segregation of duties is very difficult in a small company, the Company intends to file timely reports and utilize third-party consultants to ensure effective financial reporting and disclosures are met.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2023 that are expected to materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Entry into a Material Definitive Agreement

On March 31, 2023, the Company entered into a Letter of Intent with an unrelated third party. The Agreement provides for purchases of Common Stock of Diamondhead Casino Corporation and purchases of Common Stock of its wholly-owned subsidiary, Mississippi Gaming Corporation.

Mississippi Gaming Corporation

The Letter of Intent provides that the Purchaser will purchase a total of 4.5 million shares of Common Stock of Mississippi Gaming Corporation, or 10% of the Common Stock of Mississippi Gaming Corporation, for a total purchase price of $6,000,000, in two transactions as follows:

1) On or before April 15, 2023, the Purchaser will purchase five percent of the total Common Stock of Mississippi Gaming Corporation for $3,000,000. Upon receipt of payment, Mississippi Gaming Corporation shall issue 2.25 million shares of Common Stock, or five percent of the total authorized Common Stock of Mississippi Gaming Corporation, to the Purchaser.

2) On or before June 30, 2023, the Purchaser will purchase an additional five percent of the total authorized Common Stock of Mississippi Gaming Corporation for $3,000,000. Upon receipt of payment, Mississippi Gaming Corporation shall issue an additional 2.25 million shares of Common Stock, or an additional five percent of the total authorized Common Stock of Mississippi Gaming Corporation to the Purchaser.

The Purchaser will have the right to nominate two directors to the Board of Directors of Mississippi Gaming Corporation. The current Board of Directors of Mississippi Gaming Corporation will examine and review the background, experience and credentials of the nominees and, once acceptable, pass a resolution appointing the Purchaser’s nominees to the Board of Directors contingent upon the first Closing and effective on the date of and immediately following the first Closing. In the event the Purchaser has not nominated a director(s) prior to the first Closing, the Purchaser may do so at any time thereafter.

Diamondhead Casino Corporation

The Letter of Intent provides that the Purchaser will purchase 4,000,000 shares of Common Stock of Diamondhead Casino Corporation at a purchase price of $1.00 per share in two transactions as follows:

3) On or before September 15, 2023, the Purchaser will purchase 2,000,000 shares of Common Stock of Diamondhead Casino Corporation for a total purchase price of $2,000,000. Following Closing, the Company will issue instructions to the Company’s transfer agent to issue 2,000,000 shares of Common Stock to the Purchaser.

4) On or before November 30, 2023, the Purchaser will purchase an additional 2,000,000 shares of Common Stock of Diamondhead Casino Corporation for an additional purchase price of $2,000,000. Following Closing, the Company will issue instructions to the Company’s transfer agent to issue an additional 2,000,000 shares of Common Stock to the Purchaser.

The Purchaser will have the right to nominate two directors to the Board of Directors of Diamondhead Casino Corporation. The current Board of Directors of Diamondhead Casino Corporation will examine and review the background, experience and credentials of the nominees and, once acceptable, pass a resolution appointing the Purchaser’s nominees to the Board of Directors contingent upon Closing of the purchase of a minimum of 2,000,000 shares of Common Stock of Diamondhead Casino Corporation and effective on the date of and immediately following the Closing. In the event the Purchaser has not nominated a director(s) prior to the first purchase of Common Stock of Diamondhead Casino Corporation, the Purchaser may do so at any time thereafter.

The Purchaser’s failure to close when required shall render the remainder of the Agreement null and void.

In consideration of the total purchase price of $10,000,000 for the foregoing purchases of stock, the Purchaser shall also have the right, but not the obligation, to purchase up to twenty acres of Mississippi Gaming Corporation’s Diamondhead, Mississippi Property to be used for a senior citizen and/or assisted living and/or aging complex for an additional purchase price of $75,000 per acre, or a maximum total purchase price of $1,500,000. Mississippi Gaming Corporation will provide two acres of land contiguous to the facility for an open park. The location of the twenty acres shall be determined by mutual agreement of the Purchaser and Mississippi Gaming Corporation but shall not be in that acreage approved by the Mississippi Gaming Commission for gaming. This right to purchase shall terminate two years from the date of inception of the right (“the Option Period”). The acreage purchased by the Purchaser cannot be used for gambling or gaming of any type or transferred or conveyed to any person or entity for such a purpose. Any deed conveying acreage to the Purchaser will include a prohibition to this effect. In the event a third party tenders an offer for the entire Diamondhead Property prior to Purchaser’s payment of the Option price and the Board of Directors of Mississippi Gaming Corporation accepts the third party’s offer, the Option will be deemed to have expired. In the event, Mississippi Gaming Corporation sells Diamondhead Property for less than Seventy-Five Thousand Dollars per acre in an arms’ length transaction during the Purchaser’s Option Period, the Purchase Price for the Purchaser’s Property will be lowered so that the Purchaser is not paying more than another buyer of the commercial Property.

As of the issuance date of these financial statements, no transactions per above occurred and no shares of common stock were issued.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, information under this item is not required to be presented.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

Refer to the footnotes for all defaults on the Company’s indebtedness.

The Company is in arrears on the payment of dividends due on its three series of preferred stock currently issued and outstanding. The Company has not paid preferred dividends due in the first three months of 2023 in the amount of i) $7,500 on its Series S preferred stock; ii) $7,500 on its Series S-NR preferred stock; and iii) $10,400 on its Series S-PIK preferred stock. The table below summarizes total preferred stock dividends in arrears at March 31, 2023.

Total Amount
Description	In Arrears

Series S	$352,500
Series S-NR	352,500
Series S-PIK	488,800

Total in arrears	$1,193,800

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

DIAMONDHEAD CASINO CORPORATION

Date: May 15, 2023		/s/ Deborah A. Vitale
	By:	Deborah A. Vitale
Chief Executive Officer

