Form 10-Q
period 2023-09-30
DIAMONDHEAD CASINO CORP
filed 2023-11-09
CIK 844887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 205491919

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of shares outstanding as of November 8, 2023: 36,297,576.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART 1:	FINANCIAL INFORMATION	1

ITEM 1:	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	1

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and September 30, 2022	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficiency for the Three and Nine Months Ended September 30, 2023 and September 30, 2022	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and September 30, 2022	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Financial Results	21

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk	23

ITEM 4:	Controls and Procedures	23

PART II:	OTHER INFORMATION	25

ITEM 1:	Legal Proceedings	25

ITEM 1A:	Risk Factors	26

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds	27

ITEM 3:	Default Upon Senior Securities	27

ITEM 4:	Mine Safety Disclosures	27

ITEM 5:	Other Information	27

ITEM 6:	Exhibits	27

	Signatures	28

I

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$25,112	$55,885
Total current assets	25,112	55,885
Land (Note 3)	5,476,097	5,476,097
Other assets	80	80
Total assets	$5,501,289	$5,532,062

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses due related parties (Note 4)	8,179,881	$7,462,182
Accounts payable and accrued expenses - others (Note 4)	5,309,047	4,918,538
Convertible notes and line of credit payable (Note 5)	1,962,500	1,962,500
Debenture payable (Note 6)	50,000	50,000
Convertible debenture payable (Note 6)	1,800,000	1,800,000
Short term notes and interest bearing advance (Note 7)	65,504	80,504
Notes payable due related parties (net of unamortized debt discount of $51,527 and $0, respectively) (Note 8)	769,125	720,651
Notes payable due others (net of unamortized debt discount of $22,617 and $24,937, respectively) (Note 9)	574,883	532,563
Total current liabilities	18,710,940	17,526,938
Non-current liabilities:
Long term notes and interest bearing advance (Note 10)	15,000	-
Total non-current liabilities	15,000	-
Total liabilities	18,725,940	17,526,938
Commitments and contingencies (Notes 3 and 12)

Stockholders’ deficit:
Preferred stock, $0.01 par value; shares authorized 5,000,000, outstanding 2,086,000 at September 30, 2023 and December 31, 2022 (aggregate liquidation preference of $2,519,080 at September 30, 2023 and December 31, 2022)	20,860	20,860
Common stock, $0.001 par value; shares authorized 50,000,000, issued: 39,052,472 at September 30, 2023 and December 31 2022, outstanding: 36,297,576 at September 30, 2023 and December 31, 2022	39,052	39,052
Additional paid-in capital	36,219,278	36,122,078
Unearned ESOP shares	(2,609,264)	(2,609,264)
Accumulated deficit	(46,678,350)	(45,351,375)
Treasury stock, at cost, 1,004,886 shares at September 30, 2023 and December 31, 2022	(216,227)	(216,227)
Total stockholders’ deficit	(13,224,651)	(11,994,876)
Total liabilities and stockholders’ deficit	$5,501,289	$5,532,062

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

	Three Months Ended
	September 30,
	2023	2022
COSTS AND EXPENSES
Administrative and general	$206,436	$184,288
Other	17,239	16,940
Total costs and expenses	223,675	201,228

OTHER EXPENSE
Interest expense:
Related parties	89,219	87,541
Other	72,612	92,643
Total other expense	161,831	180,184

NET LOSS	(385,506)	(381,412)

PREFERRED STOCK DIVIDENDS	(25,400)	(25,400)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(410,906)	$(406,812)

Weighted average common shares outstanding -basic and diluted	36,297,576	36,297,576
Net loss per common share - basic and diluted	$(0.011)	$(0.011)

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

	Nine Months Ended
	September 30,
	2023	2022
COSTS AND EXPENSES
Administrative and general	589,744	$552,467
Other	51,063	51,214
Total costs and expenses	640,807	603,681

OTHER EXPENSE
Interest expense:
Related parties	359,403	340,881
Other	250,565	295,948
Total other expense	609,968	636,829

NET LOSS	(1,250,775)	(1,240,510)

PREFERRED STOCK DIVIDENDS	(76,200)	(76,200)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(1,326,975)	$(1,316,710)

Weighted average common shares outstanding - basic and diluted	36,297,576	36,297,576
Net loss per common share - basic and diluted	$(0.037)	$(0.036)

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

					Additional						Total
	Preferred Stock		Common Stock		Paid-in	Unearned ESOP		Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Shares	Amount	Deficit

Balances at January 1, 2022	2,086,000	$20,860	39,052,472	$39,052	$36,100,973	1,829,555	$(2,727,866)	$(43,394,070)	925,341	$(186,000)	$(10,147,051)
Common stock to be issued in connection with notes payable	-	-	-	-	64,000	-	-	-	-	-	64,000
Stock-based compensation	-	-	-	-	11,480	-	-	-	-	-	11,480
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(471,522)	-	-	(471,522)
Balances at March 31, 2022	2,086,000	20,860	39,052,472	39,052	36,176,453	1,829,555	(2,727,866)	(43,890,992)	925,341	(186,000)	(10,568,493)
Debt discount	-	-	-	-	34,000	-	-	-	-	-	34,000
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(387,576)	-	-	(387,576)
Balances at June 30, 2022	2,086,000	20,860	39,052,472	39,052	36,210,453	1,829,555	(2,727,866)	(44,303,968)	925,341	(186,000)	(10,947,469)
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(381,412)	-	-	(381,412)
Balances at September 30, 2022	$2,086,000	$20,860	$39,052,472	$39,052	$36,210,453	$1,829,555	$(2,727,866)	$(44,710,780)	$925,341	$(186,000)	$(11,354,281)
Balances at January 1, 2023	2,086,000	$20,860	39,052,472	$39,052	$36,122,078	1,750,010	$(2,609,264)	$(45,351,375)	1,004,886	$(216,227)	$(11,994,876)
Common stock to be issued in connection with notes payable - related parties	-	-	-	-	17,500	-	-	-	-	-	17,500
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(497,957)	-	-	(497,957)
Balances at March 31, 2023	2,086,000	20,860	39,052,472	39,052	36,139,578	1,750,010	(2,609,264)	(45,874,732)	1,004,886	(216,227)	(12,500,734)
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(367,312)	-	-	(367,312)
Balances at June 30, 2023	2,086,000	20,860	39,052,472	39,052	36,139,578	1,750,010	(2,609,264)	(46,267,444)	1,004,886	(216,227)	(12,893,445)
Common stock to be issued in connection with notes payable - related parties	-	-	-	-	52,500	-	-	-	-	-	52,500
Common stock to be issued in connection with notes payable - others	-	-	-	-	27,200	-	-	-	-	-	27,200
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(385,506)	-	-	(385,506)
Balances at September 30, 2023	2,086,000	$20,860	39,052,472	$39,052	$36,219,278	1,750,010	$(2,609,264)	$(46,678,350)	1,004,886	$(216,227)	$(13,224,651)

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

	Nine Months Ending
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,250,775)	$(1,240,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	50,974	115,083
Stock-based compensation	-	11,480
Changes in operating assets and liabilities:
Accounts payable and accrued expenses - related parties	641,499	599,785
Accounts payable and accrued expenses - other	390,509	378,217
Net cash used in operating activities	(167,793)	(135,945)
Cash flows from financing activities:
Proceeds from non-interest bearing advances from others	40,000	130,000
Proceeds from non-interest bearing advances from related parties	97,020	-
Repayments to notes payable issued to related parties	-	(15,104)
Net cash provided by financing activities	137,020	114,896
Net decrease in cash	(30,773)	(21,049)
Cash at beginning of period	55,885	82,091
Cash at end of period	$25,112	$61,042
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash financing activities:
Common stock to be issued in connection with notes payable - related parties	$70,000	$98,000
Common stock to be issued in connection with notes payable - Others	$27,200	$-
Unpaid preferred stock dividends in accounts payable and accrued expenses	$76,200	$76,200

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

Note 2. Liquidity and Going Concern

These unaudited condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses over the past several years, has no operations, generates no operating revenues and, as reflected in the accompanying unaudited condensed consolidated financial statements, incurred a net loss applicable to common stockholders of $1,326,975 and $1,316,710 for the nine months ended September 30, 2023 and 2022 respectively. In addition, the Company had an accumulated deficit of $46,678,350 on September 30, 2023. Due to its lack of financial resources, the Company has been forced to explore other alternatives, including a sale of part or all of the Property.

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

In the past, in order to raise capital to continue to pay on-going costs and expenses, the Company has borrowed funds, through Private Placements of convertible instruments as well as through other secured notes which are more fully described in Notes 5 through 10 to these unaudited condensed consolidated financial statements. The Company is in default with respect to payment of both principal and interest under the terms of most of these instruments. In addition, at September 30, 2023, the Company had $13,488,928 of accounts payable and accrued expenses and $25,112 in cash on hand.

The above conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and, in our opinion, reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the nine months ended September 30, 2023 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2022, attached to our annual report on Form 10-K.

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

Land development costs, which have been capitalized, consist of the following at September 30, 2023 and December 31, 2022:

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

Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The recoverability of long-lived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. As of September 30, 2023, there was a triggering event due to recurring losses and an impairment test was conducted. However, the fair value of the long-lived assets exceeded the carrying value and the Company determined that no impairment existed at September 30, 2023.

Net Loss per Common Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding, plus other potentially dilutive securities. Potentially dilutive securities are excluded from the computation of diluted loss per shares since their effect would be antidilutive. Common shares outstanding consist of issued shares, including allocated and committed shares held by the ESOP trust, less shares held in treasury. Common shares outstanding excludes the 910,000 shares subject to be issued in connection with notes payables (see note 9) and 185,000 shares subject to be issued to the Chairman of the Board of Directors. (see note 11). The dilutive securities below do not include 5,055,555 potentially convertible Debentures since the requirements for possible conversion have not yet been met and may never be met.

The table below summarizes the components of potential dilutive securities at September 30, 2023 and 2022.

	September 30,
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

Note 4. Accounts Payable and Accrued Expenses

The table below outlines the elements included in accounts payable and accrued expenses at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Related parties:
Accrued payroll due officers	$3,794,711	$3,569,711
Accrued interest due officers and directors	2,827,246	2,467,844
Accrued director fees	906,250	838,750
Base rents due to the President	444,082	403,274
Associated rental costs	190,284	165,295
Other	17,308	17,308
Total related parties	$8,179,881	$7,462,182

Non-related parties:
Accrued interest	$3,060,664	$2,841,520
Accrued dividends	1,244,600	1,168,400
Accrued fines and penalties	542,575	444,875
Other	461,208	463,743
Total non-related parties	$5,309,047	$4,918,538

Note 5. Convertible Notes and Line of Credit

Line of Credit

In 2008, the Company entered into an agreement with an unrelated third party for an unsecured Line of Credit up to a maximum of $1,000,000. The Line of Credit carries an interest rate on amounts borrowed of 9% per annum. All funds originally advanced under the facility were due and payable by November 1, 2012. As an inducement to provide the facility, the lender was awarded an immediate option to purchase 50,000 shares of common stock of the Company at $1.75 per share. In addition, the lender received an option to purchase a maximum of 250,000 additional shares of common stock of the Company at $1.75 per share. The options expire following repayment in full by the Company of the amount borrowed. The Company is in default under the repayment terms of the agreement. At September 30, 2023 and December 31, 2022, the unpaid principal and accrued interest due on the obligation totaled $2,280,490 and $2,213,422, respectively.

Convertible Notes

The Convertible Notes issued pursuant to the two Private Placements discussed above total $962,500 in principle and became due and payable beginning in March 2012 and extending to various dates through June 2013. As of the date of the filing of this report, all the aforementioned debt obligations remain unpaid and in default under the repayment terms of the notes. In November 2020, the Superior Court of the State of Delaware awarded Judgments in favor of certain holders of these Promissory Notes who filed suit against the Company. As a result, the Company must carry an aggregate of $486,796 (total principal and interest) as debt owed to these noteholders. As of September 30, 2023 and December 31, 2022, all Notes issued had a total outstanding principal of $962,500 and accrued interest, including the additional interest awarded pursuant to the Court Judgments, of $1,120,169 and $1,043,547 respectively.

The table below summarizes the Company’s debt arising from the above-described sources as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Private placements - March 1, 2010*	$475,000	$475,000
Private placements - October 25, 2010	487,500	487,500
	$962,500	$962,500

*	Of the 2010 placements above, $75,000 is due to a related party.

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

In or about December 2022, the parties entered into an Amendment to Settlement Agreement. The Amendment provides, in pertinent part, as follows: that on or before March 31, 2023, the Plaintiffs would be paid the principal due under their debentures of $1.5 million, plus interest of four percent (4%) per annum on the principal due from January 1, 2015 through December 31, 2019, plus interest of six percent (6%) per annum on the principal due from January 1, 2020 through March 31, 2022, plus interest of eight percent (8%) per annum on the principle due from April 1, 2022 through the date of payment. In addition the Company agreed to pay legal costs and fees of $175,000 plus 50,000 shares of common stock. In the event payment was not made on or before March 31, 2023, judgment would be entered in the case. Post judgment interest shall only apply to the $1.5 million principle due. Total accrued interest due on all outstanding Debentures amounted to $717,473 and $617,733 at September 30, 2023 and December 31, 2022 respectively. Payment was not made on or before March 31, 2023. On July 5, 2023, the Plaintiffs filed a Motion to Reopen the Action, Vacate Dismissal, and Enter Judgment on Consent. The Company did not object to the Motion. On September 20, 2023, the Court entered an Order Granting Plaintiffs’ Motion to Reopen this Action, Vacate Dismissal, and Compel Enforcement of the Settlement Agreement and entered a Consent Judgment previously agreed to by the Company.

Note 7. Short Term Notes and Interest-Bearing Advance

Bank Credit Facility

Wells Fargo Bank provided an unsecured credit facility of up to $15,000 to the Company. The facility required a variable monthly payment of amounts borrowed plus interest, which was applied at 11.24% on direct charges and 24.99% on any cash advanced through the facility. At September 30, 2023 and December 31, 2022, a principal balance of $18,004 remained outstanding on the facility. The lending bank has since cancelled privileges under the facility for non-payment.

Interest Bearing Advances

In 2016, the Company received cash advances totaling $47,500 from seven lenders which included $22,500 from third parties (see Note 8 for related party advances). The proceeds from the cash advances were earmarked for the payment of accounting and auditing fees and other expenses required to file the Company’s Form 10-Q. On August 25, 2016, the Company issued a Note to the foregoing lenders, which matures four years from the date of issuance and bears interest at 8% per annum, with a full year of interest accruing in any year in which the advance remains unpaid. Accrued interest due on the above notes amounted to $16,400 and $14,200 at September 30, 2023 and December 31, 2022, respectively.

On February 2, 2017, the Company borrowed $25,000 from an unrelated third party. The Note carries an annual interest rate of approximately 12.5% and is past due. The Company is in default and as such, the lender may increase the interest rate due by an amount of up to 3% per annum in excess of the rate then otherwise applicable. The Company does not have the funds to repay the advance. The President of the Company has agreed to personally secure the note with an assignment of proceeds due to her under the first lien on the Property. Accrued interest on this obligation amounted to $20,856 and $18,493 at September 30, 2023 and December 31, 2022, respectively.

Of the amounts discussed above, $65,504 in short-term notes and advances are in default under the original agreed to terms.

Note 8. Current Notes Payable Due Related Parties

In 2016, the Company received cash advances totaling $47,500 from seven lenders which included $25,000 from three Current Directors of the Company (see Note 7). The proceeds from the cash advances were earmarked for the payment of accounting and auditing fees and other expenses required to file the Company’s Form 10-Q. On August 25, 2016, the Company issued a Note to the foregoing lenders, which matures four years from the date of issuance and bears interest at 8% per annum, with a full year of interest accruing in any year in which the advance remains unpaid. Accrued interest due on the above notes amounted to $16,000 and $14,000 at September 30, 2023 and December 31, 2022, respectively. These amounts are included in current liabilities on the consolidated balance sheets as of September 30, 2023 and December 31, 2022. This note is secured by a second lien on the Diamondhead Property.

In the third quarter of 2016, the Chairman of the Board of Directors of the Company loaned the Company $90,000. On August 25, 2016, the Company issued a Note to the Chairman of the Board. The Note bears interest at 14% per annum effective August 1, 2016 and matures four years from the date of issuance. The proceeds of the loan were used for the payment of Mississippi property taxes and auditing, accounting and other corporate expenses. Accrued interest due on the above note amounted to $90,306 and $80,882 at September 30, 2023 and December 31, 2022, respectively.

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

The Chairman advanced the $67,628 on condition that: (i) the advance constitute a lien with interest at 4% per annum under that Land Deed of Trust recorded September 26, 2014; (ii) he be paid additional interest of 11% per annum on the amount advanced and owing and that the full 11% interest per annum is payable during any calendar year in which all or part of the amount advanced and owing or interest due thereon remains unpaid; (iii) this additional interest obligation be treated as a separate and secured debt of the Company, to be evidenced by a separate note and is secured with a separate and third lien to be placed on the Property (hereafter “the Third Lien”); (iv) the entire obligation will be treated as an advance to be paid out of any subsequent incoming financing obtained by the Company or any amounts recovered by the Company from a defendant in that collection action brought by the Company in the Circuit Court of Montgomery County, Maryland; and (v) he be indemnified for any losses sustained on the sale of that common stock sold to cover the payment of real estate property taxes and any credit card fees associated with payment (“the indemnification”). The Chairman identified the common stock sold and provided the Company with the documentation required to document the sale of said stock and to calculate the loss, if any, on said stock. The fair value measurement of the derivative indemnification liability at December 31, 2021 was developed using Level 1 inputs, which was valued at $0. On February 4, 2022, the Board of Directors entered into an agreement with the Chairman to issue 35,000 shares of common stock of the Company to the Chairman to repurchase the indemnification. See Note 11. On September 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from the date of issue to the Chairman for an amount up to $100,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi Gaming Corporation placed a third lien on the Property to secure this obligation for $100,000. Accrued interest on the note amounted to $68,845 and $59,360 at September 30, 2023 and December 31, 2022, respectively.

In March of 2018, the Board of Directors voted to increase up to an additional $200,000 the amount secured by the third lien in favor of the Chairman of the Board, for amounts advanced by the Chairman on behalf of the Company, on the following terms and conditions, namely, that (i) the advance constitutes a lien on the Property with interest at 15% per annum; (ii) that the full interest of 15% per annum is payable during any calendar year in which all or part of the amount advanced is due and owing or interest due thereon remains unpaid; (iii) that this debt be evidenced by a separate promissory note and is to be included in and secured with a third lien that is to be placed on the Diamondhead Property to secure previous advances made to the Company (hereafter “the Third Lien”); (iv) that he be indemnified for any losses sustained on the sale of his common stock in an unrelated publicly-traded company to be sold to cover this advance based on a sales price of approximately $2.80 per share with a cap on the maximum loss per share to be at a sales price of $10.00 per share; and (v) that the Chairman’s previous indemnification approved by the Board of Directors on July 24, 2017 with respect to any loss on the sale of the same stock also be capped at a maximum of $10.00 per share. The Chairman identified the common stock sold and provided the Company with the documentation required to document the sale of said stock and to calculate the loss, if any, on said stock. On February 4, 2022, the Board of Directors entered into an agreement with the Chairman to issue 35,000 shares of common stock of the Company to the Chairman to repurchase the indemnifications. See Note 11.

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

On February 17, 2023, the Board of Directors agreed to issue a non-interest bearing promissory note to the Chairman in the principal amount of $25,000 together with 50,000 shares of common stock of the Company. The note was issued in connection with the Chairman advancing funds to pay off accounts payable on behalf of the Company. The note is not convertible. As of the issuance date of these financial statements, no shares have been issued. The Company recorded a fair value of the stock of $17,500, which was determined by the fair value of the Company’s common stock at the date of the loan. The fair value of the stock was recorded as a debt discount, which will be amortized to interest expense over the life of the note. During the nine months ended September 30, 2023, $12,164 of debt discount was amortized to interest expense to related parties. On November 1, 2023, as previously agreed, the Company paid the Chairman the $25,000 advanced out of the proceeds of the eminent domain settlement.

On July 28, 2023, the Board of Directors agreed to issue a non-interest bearing promissory note to the Chairman in the principal amount of $75,000 together with 150,000 shares of common stock of the Company. The note was issued in connection with the Chairman advancing funds to pay off property taxes due for the year 2022 on the Diamondhead, Mississippi Property and fees due to Company’s outside auditor for review of Form 10Q for the period ending June 30, 2023, on behalf of the Company. The note is not convertible. As of the issuance date of these financial statements, no shares have been issued. The Company recorded a fair value of the stock of $52,500, which was determined by the fair value of the Company’s common stock at the date of the loan. The fair value of the stock was recorded as a debt discount, which will be amortized to interest expense over the life of the note. During the nine months ended September 30, 2023, $9,290 of debt discount was amortized to interest expense to related parties. On November 1, 2023, as previously agreed, the Company paid the Chairman the $75,000 advanced out of the proceeds of the eminent domain settlement.

As of September 30, 2023, the Chairman had advanced a total of $467,953, net of repayment of $16,250, under both the March 2018 and March 2019 arrangements and was owed accrued interest in the amount of $349,415 and $279,754 at September 30, 2023 and December 31, 2022, respectively.

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

As of September 30, 2023, the President had advanced a total of $23,620, net of repayments of $49,949, under this agreement. The President previously agreed to secure a $25,000 loan and interest due thereon and to secure and guarantee a $15,000 loan and interest due thereon due non-related parties discussed above. The President is also personally liable for certain bank-issued credit cards used by the Company to pay expenses incurred by the Company in the approximate amount of $18,000. On September 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from date of issue, to the President for an amount up to $100,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi gaming Corporation placed a third lien on the Diamondhead Property to secure this obligation for $100,000. Accrued interest due on this note amounted to $50,655 and $41,409 at September 30, 2023 and December 31, 2022, respectively.

The third lien placed on the Diamondhead Property, which secures the above three promissory notes, totals up to $400,000 and is payable to the Chairman of the Board ($300,000) and President ($100,000) of the Company.

The principal balance of the notes payable due to the officers and directors discussed above was $769,125, net of debt discount of $51,527 and $720,651, net of debt discount of $0, as of September 30, 2023 and December 31, 2022, respectively.

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

In March 2022, unrelated third parties paid a total of $60,436 for property taxes due for the year 2021 on the Company’s Mississippi Property and loaned the Company an additional $19,564 for a total of $80,000. In return for the $80,000, the Company issued two non-interest bearing secured promissory notes for $40,000 each, due and payable in one year and, in addition, agreed to issue 80,000 shares of common stock for each $40,000 loaned, for a total repayment due of $80,000 plus 160,000 shares of common stock. The note is currently in default.

In April 2022, the Company entered into an additional promissory note with an unrelated lender in exchange for a principal amount of $50,000. The Company received proceeds of $50,000 for the note. The note is non-interest bearing and matures in April 2023, one year after the note’s issuance. The note is currently in default.

From April 2021 to June 2022, thirteen liens were placed on the Property to secure these notes. There is a call for the issuance of a total of 760,000 shares of common stock in connection with the notes and liens, however, no shares have been issued to date. In December 2020, the Company recorded a fair value of the stock of $22,050, which was determined by the fair value of the Company’s common stock at the date of each loan issuance. In 2021, the Company recorded a fair value of the stock pertaining to the 2021 notes of $102,000. In 2022, the Company recorded a fair value of the stock pertaining to the 2022 notes of $98,000. The fair value of the stock was recorded as a debt discount, which has been fully amortized to interest expense as of September, 30 2023.

On July 25, 2023 and August 8, 2023, the Company entered into two additional promissory notes with unrelated lenders in exchange for a principal amount of $20,000 each. The Company received total proceeds of $40,000 for the notes. These notes are non-interest bearing and mature in one year after the notes’ issuance. In exchange for the loans, the Company also agreed to issue 40,000 shares of common stock of the Company to each lender and agreed to pay each lender the principal due on each note out of the proceeds expected to be received from the settlement of an eminent domain proceeding. The notes are not convertible. As of the issuance date of these financial statements, no shares have been issued. The Company recorded a fair value of the stock of $27,200, which was determined by the fair value of the Company’s common stock at the date of the loan. The fair value of the stock was recorded as a debt discount, which will be amortized to interest expense over the life of the note. During the nine months ended September 30, 2023, $4,583 of debt discount was amortized to interest expense to others. On November 1, 2023, as previously agreed, the Company paid the two lenders $20,000 each out of the proceeds of the eminent domain settlement.

During the nine months ended September 30, 2023 and 2022, $29,520 and $101,499 of the debt discount was amortized to interest expense to others. As of September 30, 2023 and December 31, 2022, total notes payable due others, net of unamortized discount, was $574,883 and $532,563, respectively.

Note 10. Long Term Notes and Interest-Bearing Advance

Promissory Notes

On June 9, 2017, the Company entered into a Promissory Note with an unrelated lender in exchange for proceeds in the amount of $15,000. Interest on the note is 12.5% per annum and payable March 1 of each year the note remains outstanding. Payment in full of the Note was due June 9, 2019. On July 20, 2023, the Noteholder agreed to extend the maturity date of the note to June 9, 2025. Mississippi Gaming Corporation, a wholly owned subsidiary of the Company, guaranteed the Note. In addition, the President of the Company agreed to personally guarantee the Note and to personally secure the Note with an assignment of proceeds due to her under the first lien on the Diamondhead property. The interest payments since March 1, 2018 have not been made. Accrued interest due on this obligation amounted to $11,862 and $10,443 at September 30, 2023 and December 31, 2022, respectively.

Note 11. Related Party Transactions

As of September 30, 2023, the President of the Company is owed deferred salary in the amount of $3,591,996 and the Vice President and the current Chairman of the Board of Directors of the Company is owed deferred salary in the amount of $121,140. The Board of directors agreed to pay interest at 9% per annum on the foregoing amounts owed. Interest expense under this agreement amounted to $241,166 and $221,372 during the nine months ended September 30, 2023 and 2022, respectively. Total interest accrued under this agreement totaled $2,153,065 and $1,911,499 as of September 30, 2023 and December 31, 2022, respectively.

The Company has a month-to-month lease with the President and then-Chairman of the Board of Directors of the Company, for office space owned by the President in Alexandria, Virginia. The lease calls for monthly base rent in the amount of $4,534 and payment of associated costs of insurance, real estate taxes, utilities and other expenses. Rent expense associated with this lease amounted to base rent in the amount of $40,808 and associated rental costs of $24,989 for a total of $65,797 for the nine months ended September 30, 2023 and base rent of $40,806 and associated rental costs of $22,776 for a total of $63,582 for the nine months ended September 30, 2022. No payments associated with the base rents were made in nine months ended September 30, 2023. At September 30, 2023 and December 31, 2022, amounts owed for base rent and associated rental costs totaled $634,366 and $568,569, respectively.

Directors of the Company are entitled to a director’s fee of $15,000 per year for their services. The Company has been unable to pay directors’ fees to date. A total of $906,250 and $838,750 was due and owing to the Company’s current and former directors as of September 30, 2023 and December 31, 2022, respectively. Directors have previously been compensated and may, in the future, be compensated for their services with cash, common stock, or options to purchase common stock of the Company.

On February 4, 2022, the Board of Directors entered into an agreement with Mr. Harrison, the Chairman of the Board of Directors, to issue 35,000 shares of common stock of the Company to Mr. Harrison to repurchase the indemnifications the Company had previously agreed to pay Mr. Harrison for losses, if any, suffered on certain stock he had sold in prior years in an unrelated company to raise funds to pay property taxes due on the Diamondhead, Mississippi Property and to lend additional funds to the Company. This repurchase eliminates any risk to the Company arising from the indemnification which could have been material. During the nine months ended September 30, 2023, the Company recorded stock-based compensation of $0 for the fair value of these shares, which have not yet been issued as of the issuance date of these unaudited condensed consolidated financial statements.

On February 17, 2023, the Board of Directors agreed to issue a non-interest bearing promissory note to the Chairman in the principal amount of $25,000 together with 50,000 shares of common stock of the Company. The note was issued in connection with the Chairman advancing funds to pay off accounts payable on behalf of the Company.

On July 28, 2023, the Board of Directors agreed to issue a non-interest bearing promissory note to the Chairman in the principal amount of $75,000 together with 150,000 shares of common stock of the Company. The note was issued in connection with the Chairman advancing funds to pay property taxes on the Diamondhead Property for the year 2022 and to pay fees due to the Company’s outside auditor for review of the Form 10-Q for the period ending June 30, 2023. In exchange for the $25,000 and $75,000 loans, the Company also agreed to pay the principal due of out of the proceeds expected to be received from the settlement of an eminent domain proceeding. On November 1, 2023, as previously agreed, the Company paid the Chairman the $25,000 and $75,000 advanced out of the proceeds of the eminent domain settlement.

See Notes 4, 5, 7, 8 and 12 for other related party transactions.

Note 12. Commitments and Contingencies

Liens

As of September 30, 2023, there were twenty-one liens on the Company’s Diamondhead, Mississippi Property as follows:

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

Other

The Company is currently delinquent in filing those documents and forms required to be filed in connection with its Employee Stock Ownership Plan (“ESOP”) for the year ended December 31, 2022, 2021, 2020, 2019, 2018, 2017, 2016 and 2015. The Company did not have the funds to pay professionals to prepare, audit and file these documents and forms when due. Although these required filings normally do not result in any tax due to an agency of the government, the Company could be subject to significant penalties for failure to file these forms when due. Penalties are assessed by the Department of Labor on a per diem basis from the original due dates for the required informational filings until the filings are actually made. The Company has accrued $542,575 and $429,750 on the current delinquent filings as of September 30, 2023 and December 31, 2022, respectively. The Company intends to bring its ESOP-required filings current and when current, will attempt to enroll in a voluntary compliance program with the Department of Labor with respect to any penalties or fines incurred. However, there can be no assurance the Company will be able to enroll in any such program or obtain a reduction of the fines and penalties that may be due.

The Company and its subsidiaries file their federal tax return on a consolidated basis. The Company has not filed its consolidated federal tax returns for the years ended December 31, 2022, 2021, 2020, 2019, 2018, 2017 and 2016.

The Company believes no tax will be due with these federal returns. The Company has not filed its annual reports together with its franchise tax due with the state of Delaware for 2022, 2021, 2020, 2019 and 2018. Mississippi Gaming Corporation, a wholly owned subsidiary of the Company, has not filed its annual reports, together with its franchise tax due, with the state of Delaware for 2022, 2021, 2020, 2019 and 2018. Casino World, Inc., a wholly owned subsidiary of the Company, has not filed its annual reports, together with its franchise tax due, with the state of Delaware for 2022, 2021, 2020, 2019, 2018, 2017 and 2016. Mississippi Gaming Corporation has not filed its corporate income and franchise tax returns, together with the tax due, with the state of Mississippi for 2022, 2021, 2020, 2019, or 2018. Casino World, Inc. has not filed its corporate income and franchise tax returns, together with the tax due, with the state of Mississippi for 2022, 2021, 2020, 2019, 2018, 2017 and 2016. As of September 30, 2023, the accrued franchise taxes for Delaware and Mississippi totaled $15,125.

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

Letter of Intent with an Unrelated Third Party

On March 31, 2023, the Company entered into a Letter of Intent with an unrelated third party. The Agreement provided for purchases of Common Stock of Diamondhead Casino Corporation and purchases of Common Stock of its wholly-owned subsidiary, Mississippi Gaming Corporation. As of the issuance date of these financial statements, no payment has been made by the third party investor, no transactions pursuant to the Letter of Intent have occurred and no shares of common stock have been issued. The Company does not expect the Agreement to be honored.

Note 13. Subsequent Events

On October 20, 2023, MGC received $845,377.89 as part of the $1,000,000 settlement amount due in Cooperative Energy, a Mississippi Electric Cooperative v. Mississippi Gaming Corporation, et al. (In the Special Court of Eminent Domain, Hancock County, Mississippi (Case No. CC23-0153). The parties are working on the wording of an easement. Once MGC signs the easement, Cooperative Energy will pay the remainder due to MGC. In line with previous agreements, the funds were used, in part, to reimburse two unrelated lenders a total of $40,000 for amounts advanced in 2023 and to reimburse the Chairman of the Board approximately $100,000 for amounts advanced in 2023. In addition, $45,503.74 was paid to the President of the Company to reimburse the President for expenses paid on behalf of the Company in prior years. The Company intends to use the remaining funds to pay property taxes for the year 2023, to pay its outside auditors and accountant for the Form 10-K for the year ending December 31, 2023, to prepare and file past due federal and state tax returns, to perform an updated wetland delineation survey and certain environmental studies, to obtain an updated property appraisal and updated feasibility study, to obtain aerials of the Diamondhead Property and surrounding area, to prepare updated marketing materials, to pay legal fees and expenses of outside counsel, to pay down some debt due, including rent due in 2023, and to pay administrative and operating expenses.

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

Liquidity

The Company has incurred continued losses over the years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has had no operations since it ended its gambling cruise ship operations in 2000. Since that time, the Company has concentrated its efforts on the development of its Diamondhead, Mississippi Property. The development of the Diamondhead Property is dependent on obtaining the necessary capital, through equity and/or debt financing, unilaterally, or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, staff, open, and operate a casino resort. In the past, the Company has been able to sustain itself through various short term borrowings, however, as of September 30, 2023, the Company had cash of $25,112, while accounts payable and accrued expenses totaled $13,488,928 and the Company had an accumulated deficit of $46,678,350 In addition, the Company reported a net loss applicable to common shareholders of $1,326,975 for the nine months ended September 30, 2023. Therefore, in order to sustain itself, it is imperative that the Company secure a source of funds to provide further working capital.

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

Financial Results and Analysis

During the nine months ended September 30, 2023 and 2022, the Company incurred net losses applicable to common stockholders of $1,326,975 and $1,316,710 respectively. The increase in the loss, which totaled $10,265 is primarily due to an increase in administrative and general expenses.

Administrative and general expenses incurred totaled $589,744 and $552,467 for the nine months ending September 30, 2023 and 2022, respectively. The table below depicts the major categories comprising these expenses:

	September 30,
	2023	2022
Payroll and Related Taxes	$225,000	$225,000
Director Fees	67,500	67,500
Professional Services	121,027	86,518
Rents and Insurances	65,797	63,584
Fines and Penalties	97,700	84,950
All Other Expenses	12,720	24,915
Total General and Administrative Expenses	$589,744	$552,467

Other Income and Expense

Interest expense incurred totaled $609,968 and $636,829 for the nine months ending September 30, 2023, and 2022, respectively, a decrease of $26,861. The decrease in 2023 is primarily attributable to non-interest bearing borrowings and amortization of debt discount during the last three quarters of 2022 and the three quarters of 2023.

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

Of particular note to these conditions is that the Company agreed to indemnify the Chairman for losses, if any, sustained on the sale of certain common stock sold in an unrelated company to pay the property taxes due on the Diamondhead, Mississippi Property and to lend additional funds to the Company. On February 4, 2022, the Board of Directors entered into an agreement with the Chairman to issue 35,000 shares of common stock of the Company to the Chairman to repurchase the indemnification. This repurchase eliminated any risk to the Company arising from the indemnification which could have been material. During the nine months ended September 30, 2023, the Company recorded stock-based compensation of $0 for the fair value of these shares, which have not yet been issued as of the issuance date of the attached unaudited condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer, who also serves as Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2023.

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

The Chief Executive Officer/Chief Financial Officer conducted, under the supervision of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that material weaknesses over financial reporting existed as of September 30, 2023. Management identified the following two material weaknesses that have caused management to conclude that, as of September 30, 2023, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

As a result of the material weaknesses identified above, our internal control over financial reporting was not effective as of September 30, 2023. The Company has initiated policies and procedures to address the above weakness. While segregation of duties is very difficult in a small company, the Company intends to file timely reports and utilize third-party consultants to ensure effective financial reporting and disclosures are met.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2023 that are expected to materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Entry into a Material Definitive Agreement

On March 31, 2023, the Company entered into a Letter of Intent with an unrelated third party. The Agreement provided for purchases of Common Stock of Diamondhead Casino Corporation and purchases of Common Stock of its wholly-owned subsidiary, Mississippi Gaming Corporation. As of the issuance date of these financial statements, no payment has been made by the third party investor, no transactions pursuant to the Letter of Intent have occurred and no shares of common stock have been issued. The Company does not expect the Agreement to be honored.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Cooperative Energy, a Mississippi Electric Cooperative v. Mississippi Gaming Corporation (In the Special Court of Eminent Domain, Hancock County, Mississippi (Case No. CC20-0221)

Cooperative Energy, a Mississippi Electric Cooperative v. Mississippi Gaming Corporation, et al (all lienholders of the Diamondhead Property. (In the Special Court of Eminent Domain, Hancock County, Mississippi (Case No. CC23-0153)

Since 1994, American Telephone and Telegraph Company (“AT&T”) has had an exclusive right of way easement along the northern portion of Mississippi Gaming Corporation’s (“MGC”) Diamondhead, Mississippi Property (“the Property”) to construct, operate, maintain, inspect, alter, replace and remove communications systems which they may require from time to time. Cooperative Energy, a Mississippi Electric Cooperative, is also seeking a permanent easement along the northern portion of the Property on which to construct, maintain and operate electric transmission lines together with an access road. On or about November 19, 2020, Cooperative Energy filed a Complaint with the Special Court of Eminent Domain, Hancock County, Mississippi seeking an Order authorizing the Cooperative to enter onto the Property for the purpose of examinations and surveys. The matters sought in the Complaint were quickly resolved by agreement of the parties. The Company’s understanding and MGC’s understanding was that the case would be dismissed, but the case was not dismissed. On or about May 24, 2023, Cooperative Energy filed a Complaint for Eminent Domain in the Special Court of Eminent Domain, Hancock County, Mississippi in which it named MGC and all persons and entities holding liens on the Diamondhead, Mississippi Property as defendants.

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

On or about October 26, 2022, Cooperative Energy offered MGC $395,038 for the easement. MGC rejected this offer. On or about April 18, 2023, Cooperative Energy offered MGC $643,748 for the easement. MGC rejected this offer. On or about May 24, 2023, Cooperative Energy offered MGC $850,000 for the easement. MGC rejected this offer. On or about June 20, 2023, MGC offered to accept $1,000,000 for the permanent easement upon certain conditions. On July 28, 2023, Cooperative Energy filed a First Amended Complaint for Eminent Domain. On August 17, 2023, Cooperative Energy filed Plaintiff’s Statement of Values. On August 31, 2023, MGC and Deborah A. Vitale filed a Statement of Values. On August 24, 2023, Cooperative Energy filed a Motion for Right of Entry and Order of Possession. On September 1, 2023, Cooperative Energy filed a Motion to Approve Settlement, an Amended Statement of Values and a Notice of Hearing for September 11, 2023. Cooperative Energy served all interested parties, including all persons or entities holding liens on the Diamondhead Property as defendants in the case. On September 26, 2023, the Court entered an Order Granting Plaintiff Right of Immediate Title and Possession. On October 17, 2023, the Court entered an Order Approving Settlement in the amount of $1,000,000 and entered an Order Approving Disbursement of Funds to MGC. On October 20, 2023, MGC received $845,377.89 as part of the settlement amount. The parties are working on the wording of the easement. Once MGC signs the easement, Cooperative Energy will pay the remainder of the settlement due MGC.

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

In or about December 2022, the parties entered into an Amendment to Settlement Agreement. The Amendment provides, in pertinent part, as follows: that on or before March 31, 2023, the Plaintiffs would be paid the principal due under their debentures of $1.5 million, plus interest of four percent (4%) per annum on the principal due from January 1, 2015 through December 31, 2019, plus interest of six percent (6%) per annum on the principal due from January 1, 2020 through March 31, 2022, plus interest of eight percent (8%) per annum on the principle due from April 1, 2022 through the date of payment. In addition the Company agreed to pay legal costs and fees of $175,000 plus 50,000 shares of common stock. In the event payment was not made on or before March 31, 2023, a judgment would be entered in the case. Post judgment interest shall only apply to the $1.5 million principle due. Payment was not made on or before March 31, 2023. On July 5, 2023, the Plaintiffs filed a Motion to Reopen the Action, Vacate Dismissal, and Enter Judgment on Consent. The Company did not object to the Motion. On September 20, 2023, the Court entered an Order Granting Plaintiffs’ Motion to Reopen this Action, Vacate Dismissal, and Compel Enforcement of the Settlement Agreement and entered the Consent Judgment previously agreed to by the Company.

Item 1A. Risk Factors

As a smaller reporting company, information under this item is not required to be presented.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

Refer to the footnotes for all defaults on the Company’s indebtedness.

The Company is in arrears on the payment of dividends due on its three series of preferred stock currently issued and outstanding. The Company has not paid preferred dividends due in the first nine months of 2023 in the amount of i) $22,500 on its Series S preferred stock; ii) $22,500 on its Series S-NR preferred stock; and iii) $31,200 on its Series S-PIK preferred stock. The table below summarizes total preferred stock dividends in arrears at September 30, 2023.

Total Amount
Description	In Arrears

Series S	$367,500
Series S-NR	367,500
Series S-PIK	509,600

Total in arrears	$1,244,600

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

DIAMONDHEAD CASINO CORPORATION

Date: November 9, 2023		/s/ Deborah A. Vitale
	By:	Deborah A. Vitale
Chief Executive Officer

