Form 10-K
period 2023-12-31
DIAMONDHEAD CASINO CORP
filed 2024-03-29
CIK 844887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2023

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller Reporting Company ☒ Emerging growth company ☐

 If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the Company based on the closing price of the stock on the over-the-counter market at June 30, 2023 was $7,976,392.

The number of common shares issued and outstanding as of March 29, 2024: 36,297,576

i

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

For the years ending December 31, 2023 and December 31, 2022, the Company’s limited resources were devoted to the preparation and filing of its periodic reports with the Securities and Exchange Commission and with its efforts to obtain financing and/or a joint venture partner.

Mississippi

The Company owns, through its wholly-owned subsidiary, Mississippi Gaming Corporation, an approximate 400-acre undeveloped property located at 7051 Interstate 10, Diamondhead, Mississippi 39525 (hereafter “the Diamondhead Property” or “the Property”). The Company’s intent was and is to construct a casino resort and other amenities on the Property unilaterally or in conjunction with one or more joint venture partners. However, the Company has been unable, to date, to obtain financing to move the project forward and/or enter into a joint venture partnership. There can be no assurance that the substantial funds required for the design and construction of the project can be obtained or that such funds can be obtained on acceptable terms. In addition, the Company will require additional financing in 2025 to sustain the Company. Due to its lack of any revenue stream and financial resources, the Company was forced to explore other alternatives, including a sale of part or all of the Property. The Company’s preference is to sell only part of the Property inasmuch as this would appear to be in the best interest of the stockholders of the Company. However, there can be no assurance the Company will be able to sell only part of the Property. The Company intends to continue to pursue a joint venture partnership and/or other financing while seeking a viable purchaser for part or all of the Property. Finally, there can be no assurance that if the requisite financing for the project were obtained and the project were constructed, that the project would be successful.

The Company has no current operations in Mississippi, no offices in Mississippi, and no employees in Mississippi.

Property Zoning

The Diamondhead Property is located entirely within the City of Diamondhead which is in Hancock County, Mississippi. The City of Diamondhead incorporated in February of 2012. On October 15, 2012, the Mayor and City Council adopted a Zoning Ordinance in which the City of Diamondhead zoned the entire Property as “C-2-Interstate Commercial/Gaming/Resort.” Thus, the requisite zoning for a casino is in place.

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

In granting Mississippi Gaming Corporation Gaming Site Approval, the Mississippi Gaming Commission found, in pertinent part, as follows: 1) that in accordance with the Mississippi Gaming Control Act of 1990, codified as Miss. Code Ann. § 75-76-1 et seq., Miss. Code Ann. § 19-3-79, and Miss. Code Ann. §97-33-1, as amended, the citizens of Hancock County, Mississippi voted to authorize gaming in Hancock County, and thus gaming is legal at qualifying locations within Hancock County, Mississippi; 2) that the proposed gaming area is within 800 feet of the mean high water line of the Bay of St. Louis and is thus a legal gaming site under the Mississippi Control Act of 1990, as amended, and 13 Mississippi Administrative Code Part 2 Rule 2.2(a)(1) and (3); and 3) that the Proposed Site is properly zoned for gaming.

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

1. Gaming Site Approval

Mississippi Gaming Corporation, which holds title to the Diamondhead Property and is a wholly-owned subsidiary of the Company, obtained Gaming Site Approval on August 21, 2014. There is no expiration date on Gaming Site Approval. With respect to gaming site approval, approval constitutes only the Commission’s finding that the location complies with applicable gaming laws and regulations. Gaming site approval does not entitle the recipient to proceed with development, nor does it constitute a license to engage in gaming or a right to a gaming license. Gaming site approval is a revocable privilege and no holder acquires any vested right therein. The Mississippi Gaming Commission reserves the right to revoke any site approval should the circumstances change that would make the site illegal or unsuitable.

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

2. Approval to Proceed with Development

With respect to obtaining the Commission’s approval to proceed with development, the following information, together with documentation to support this information, must be submitted to the Commission:

1) Architectural plans or renderings showing details of all proposed construction and renovation for the project, together with a footprint of the project and a description of the construction and type of parking facilities, as well as parking lot capacity. Commission approval requires that the project include a 500-car, or larger, parking facility in close proximity to the casino complex and infrastructure facilities shall include a 300-room, or larger, hotel of at least a three-diamond rating as defined by an acceptable travel publication to be determined by the Commission. In addition, infrastructure facilities must include a restaurant capable of seating at least 200 people and a fine dining facility capable of seating at least 75 people, and the casino floor must be at least 40,000 square feet. The project will also have or support an amenity that will be unique to the market and will encourage economic development and promote tourism. The Commission will have authority in determining the quality of the amenity and the ultimate approval of the amenity, and may, in its discretion, reduce the requirements above should it determine that there is a justification to do so in certain markets. The Commission will further determine, in its discretion, if the prerequisite hotel and dining facilities may be supplanted by an amenity of high value to the overall tourism market in that the amenity will likely encourage economic development and promote tourism. As used herein, infrastructure facilities are not such items as parking facilities, roads, sewage and water systems, or civic facilities normally provided by cities and/or counties.

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

As there were no operations in 2023, the Company was not required to make any license or tax payments and does not owe any fees as of December 31, 2023.

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

On August 1, 2018, Mississippi legalized single game sports betting. As of December 31, 2023, all twenty-six of the Mississippi casinos had sports wagering.

The Diamondhead Property is located in the Coastal Region. There are twelve casinos in the Coastal Region. Of these, five casinos have less than 40,000 square feet of gaming space; three casinos have between 50,000 and 60,000 square feet of gaming space, one casino has between 60,000 and 65,000 square feet of gaming space; and two casinos have between 80,000 and 85,000 square feet of gaming space. The largest casino floor has 117,500 square feet of gaming space. The Company expects to have a minimum of 100,000 square feet of gaming space inasmuch as it expects to have a sports-betting facility.

The following chart identifies casinos which are located in Mississippi and with which the Company will compete. Except for distances, the information contained in the chart is derived from the Mississippi Gaming Commission’s Monthly Survey Information (Property Data) for the period December 1, 2023 to December 31, 2023.

							Approximate
							Distance to
	Gaming	Slot	Table	Poker	Hotel	Total	Diamondhead
REGION	Sq. Ft	Games	Games	Games	Rooms	Parking	(in miles)

COASTAL REGION

Beau Rivage Casino	84,858	1,318	79	14	1,740	3,320	35
Boomtown Casino	39,534	578	23	4	0	1,490	33
Golden Nugget	56,033	832	47	0	706	1,345	35
Hard Rock Casino	51,374	956	55	0	479	2,332	35
Harrah’s Gulf Coast	37,208	636	28	6	499	2,705	35
IP Casino Resort Spa	81,733	1,135	45	6	1,088	3,400	33
Palace Casino	38,000	586	24	0	234	1,590	33
Treasure Bay Casino	28,140	795	26	0	202	1,469	31
Island View Casino	117,500	2,427	49	0	974	4,150	23
Hollywood Casino	56,300	779	28	5	291	1,700	12
Silver Slipper Casino	38,926	759	21	0	129	1,057	15
Scarlet Pearl	60,445	826	36	0	300	2,333	33

Region Totals	690,051	11,627	461	35	6,642	26,891

NORTHERN REGION

1st Jackpot Casino Tunica	46,535	706	9	0	0	1,699	377
Fitzgerald’s Casino Tunica	38,457	872	12	0	506	1,795	379
Gold Strike Casino Resort	50,000	1,107	58	0	1,109	2,412	373
Hollywood Casino- Tunica	55,000	788	10	0	494	1,801	379
Horseshoe Casino and Hotel	63,000	926	71	24	505	6,040	373
Isle of Capri-Lula	59,335	516	7	0	146	1,500	345
Sam’s Town- Tunica	44,020	591	7	0	354	4,308	378

Region Totals	356,347	5,506	174	24	3,114	19,555

CENTRAL REGION

Ameristar Casino Hotel	72,210	938	10	2	148	3,063	210
Harlow’s Casino Resort	33,415	667	12	0	105	1,500	285
Bally’s Vicksburg	32,608	458	7	0	89	1,063	212
Magnolia Bluffs Casino	16,032	488	10	1	140	427	199
Riverwalk Casino	25,000	583	11	0	76	748	211
Trop Casino Greenville	22,822	451	0	0	0	734	287
Water View Casino & Hotel	37,130	603	10	0	122	631	211

Region Totals	239,217	4,188	60	3	680	8,166

STATE TOTALS	1,285,615	21,321	695	62	10,436	54,612

Louisiana Competition

The Company believes that its greatest competition will come from any existing and any new casinos that might be constructed in or around Diamondhead, Bay St. Louis, Gulfport and Biloxi, Mississippi due to their close proximity to the Diamondhead Property. While the Company’s primary competition is expected to come from the foregoing, the Company’s Diamondhead, Mississippi casino will also compete with casinos and other gaming located in the adjacent State of Louisiana. The following information is based, in large part, on the 2023 Louisiana Gaming Control Board 27th Annual Report to the Louisiana State Legislature for the fiscal year July 1, 2021 through June 30, 2022, which is the latest available report for Louisiana and the American Gaming Association’s State of the States 2023 report.

The Louisiana fiscal year ended June 30, 2022, with adjusted gross gaming revenue of $1,808,444,803, an increase of $188,222,255 from the previous year. Gaming revenue to the State was $764,951,279 for FY 2021-2022, an increase of $74,581,818 from the previous fiscal year.

Land-Based Casinos

Louisiana has four land-based casinos. Three of the land-based casinos in Louisiana are Indian casinos, which are located in Marksville in central Louisiana and in Kinder and Charenton in southern Louisiana. These are not expected to represent significant competition because of their distance from the Diamondhead site. None of the three tribes are required to pay any fees directly to the state nor can they be required to provide the Louisiana Gaming Control Board with any financial figures, although the Chitimacha Tribe in Charenton provides information voluntarily. All of these tribes make contributions to the local governments in their respective locations. There is a fourth land-based casino in downtown New Orleans, Harrah’s Casino, which would compete with the Company’s Diamondhead Casino.

Harrah’s Casino New Orleans

Harrah’s Casino in New Orleans is approximately one hour by car from the Diamondhead site. Significant competition is expected to come from this land-based casino. Harrah’s generated gross gaming revenue of $228,270,627 in FY 2021-2022, an increase of $15,081,929 from the prior fiscal year. Harrah’s employs approximately 1,916 individuals. Harrah’s pays a 21.45 percent tax on gaming revenue or an annual tax of $60 million, whichever is greater. The casino must also remit rent and other payments to local authorities as established under its operating contract.

Riverboat Casinos

There are fifteen riverboat casinos authorized to operate in Louisiana. There are six riverboat casinos in the Shreveport-Bossier City area, which is about 360 miles from the Diamondhead Property; three in Lake Charles, which is approximately 246 miles from the Diamondhead Property; three in East Baton Rouge Parish, which is approximately 123 miles from the Diamondhead Property; and one each in Kenner, Harvey and Amelia, which are approximately 73, 71, and 139 miles, respectively, from the Diamondhead Property. These riverboat casinos employ 8,787 individuals and, in FY 2021-2022, contributed $388,815,633 in net revenue to the state. Adjusted gross revenue increased in Lake Charles, Baton Rouge, Shreveport/Bossier and New Orleans. Three of these riverboat casinos are moving onto land. Under a state law signed in 2018, Louisiana riverboat casinos can move out of water as long as they remain within 1,200 feet of their existing berths and demonstrate economic development.

In fiscal year 2021-2022, the riverboat casinos had adjusted gross gaming revenue of $1,620,224,847 an increase of $26,403,701 from the prior fiscal year and paid $125,507,395 in fees to the state. Louisiana riverboats pay a maximum effective gaming tax rate of 27.5 percent, comprised of a state gaming tax of 21.5 percent of revenue plus additional local taxes which vary according to location.

The Shreveport-Bossier City market had adjusted gross gaming revenue of $583,755,319 for FY 2021-2022, an increase of $26,403,701 over the prior fiscal year and paid $125,507,395 to the state. The Lake Charles market had adjusted gross gaming revenue of $684,272,954, an increase of $100,587,419 over the prior fiscal year and paid $147,118,685 to the state. The riverboat casinos in Kenner, Harvey and Amelia had adjusted gross gaming revenue of $271,084,593, an increase of $33,950,167 over the prior fiscal year and paid $58,283,187 to the state. The riverboat casinos in East Baton Rouge Parish had adjusted gross gaming revenue of $269,331,937, an increase of $27,278,669 over the prior fiscal year and paid $57,906,366 to the state.

Video Poker

As of June 30, 2022, there were approximately 1,433 video poker outlets and 12,143 video poker devices in the 31 parishes in Louisiana where video poker gaming had been approved in the local option election of November 5, 1996. These machines are authorized in bars, restaurants, hotels, off-track betting parlors and truck stops. Franchise fees to the state from video poker amounted to $250,575,185 for FY 2021-2022, an increase of $17,323,091from the prior fiscal year.

Racetrack Gaming

Slot machine gaming is authorized at four live racing facilities in Louisiana. These slot machines generated $329,876,353, in adjusted gross gaming revenue for fiscal year 2021-2022, an increase of $8,389,738 from the prior fiscal year and paid $50,042,243 to the state. There were approximately 1,247 individuals employed at the racing facilities. Racino revenue is taxed at an effective tax rate of about 36 percent. This consists of an 18 percent contribution to the Louisiana horse racing industry taken off the top, with the remaining revenue subject to a state tax of 18.5 percent and local taxes of 4 percent.

Sports Betting

On June 10, 2021, the Louisiana State Legislature approved legislation establishing a licensing framework for retail and online sports betting in the fifty-five of sixty-four Louisiana parishes that voted to authorize sports betting in a November 2020 election.

Fantasy Sports went live in July 2021. Louisiana levies a tax of 8% upon the net revenues of fantasy sports contests offered to consumers within the state. From July 2021 through June 2022, the Gross Fantasy Sports Contest Revenues were $20,089,294, net revenue was $2,176,486 and $174,119 was paid in tax.

Retail Sports Wagering went live in October 2021. From November of 2021 through June of 2022, there were $240,480,752 wagers written. The net proceeds were $22,941,014 and $2,383,517 was paid in tax. The win percentage was 9.5%.

Mobile sports wagering went live in January 2022. From January of 2022 through June of 2022, there were $899,637,922 wagers written. The net proceeds were $72,486,268 and $11,652,756 was paid in tax.

Louisiana levies a 10% tax upon the net gaming proceeds from sports wagering conducted onsite at a licensed sports wagering establishment. Any sports wagering conducted through mobile application or a website on the premises of a licensed sports wagering establishment is taxed at a 15% rate.

The cumulative effect of the above-described gaming activity could be seen as having a significant competitive effect on the Diamondhead project.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Cybersecurity is critical to preserving our documents and records and enabling us to reach our ultimate goals. Inasmuch as we have no current operations, no customers, no contractors, no supply chains, no current revenue stream, and only one employee, we do not face the multitude of cybersecurity threats common to most companies and most industries. We believe a cybersecurity incident would have a minimum impact on our operations. However, common cybersecurity threats and risks make it imperative that we maintain adequate precautions with respect to cybersecurity and, to this extent, we have industry standard security controls in place to protect our systems and our data.

The President oversees processes for identifying and mitigating risks, including cybersecurity risks. The Company relies upon an outside third party security consultant for the security of its systems and relies upon third-party cybersecurity monitoring, alerting services, training, and use of secure cloud offerings to protect data. We have redundant systems to protect our current systems. Our outside consultant evaluates our security controls and provides overall information security strategy for the protection, detection and response capabilities used. The current consultant has extensive information technology and program management experience and evaluates our security with the ultimate goal of preventing cybersecurity incidents to the extent feasible.

In the event of an incident, the President would immediately notify our outside consultant to take those steps required for maximum recovery. The President would also apprise the Board of Directors of any cybersecurity incidents deemed to have a moderate or higher business impact, even if immaterial to us, and would timely notify the public of any material cybersecurity incident.

Notwithstanding our efforts, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. Nor are we insured for damages that could result from such an incident.

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

Liens on the Diamondhead Property

Liens

As of December 31, 2023, the Company had placed twenty-one liens on the Company’s Diamondhead, Mississippi Property (“the Property”). No additional liens have been filed as of the filing of this report. The liens were as follows:

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

In June 2021, the Company filed a twelfth and thirteenth liens on the Property to secure two non-interest bearing notes issued in May of 2021 which total $50,000 in principle and call for the issuance of a total of 100,000 shares of common stock. The notes are not convertible. As of the issuance date of these financial statements, no shares have been issued.

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

In July 2021, the Company filed a sixteenth lien on the Property to secure a non-interest bearing note issued to the Chairman of the Board in May 2021 which totals $50,000 in principle and calls for the issuance of 100,000 shares of common stock. The note is not convertible. As of the issuance date of these condensed consolidated financial statements, no shares have been issued.

In July 2021, the Company filed a seventeenth lien on the Property to secure a non-interest bearing note issued to a lender, which totals $25,000 in principle and calls for the issuance of 50,000 shares of common stock. The note is not convertible. As of the issuance date of these financial statements, no shares have been issued.

In November 2021, the Company filed an eighteenth lien on the Property to secure a non-interest bearing note issued in November 2021 which totals $50,000 in principle and calls for the issuance of 100,000 shares of common stock. The note is not convertible. As of the issuance date of these condensed consolidated financial statements, no shares have been issued.

In March 2022, the Company filed a nineteenth and twentieth lien on the Property to secure two non-interest bearing notes issued in March of 2022 which total $80,000 in principle and call for the issuance of a total of 160,000 shares of common stock. The notes are not convertible. As of the issuance date of these financial statements, no shares have been issued.

In May 2022, the Company filed a twenty-first lien on the Property to secure a non-interest bearing note issued in April of 2022 which totals $50,000 in principle and calls for the issuance of a total of 100,000 shares of common stock. The note is not convertible. As of the issuance date of these condensed consolidated financial statements, no shares have been issued.

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

ITEM 3. LEGAL PROCEEDINGS

CASE SETTLED

Cooperative Energy, a Mississippi Electric Cooperative v. Mississippi Gaming Corporation (In the Special Court of Eminent Domain, Hancock County, Mississippi (Case No. CC20-0221)

Cooperative Energy, a Mississippi Electric Cooperative v. Mississippi Gaming Corporation, et al (all lienholders of the Diamondhead Property. (In the Special Court of Eminent Domain, Hancock County, Mississippi (Case No. CC23-0153)

Since 1994, American Telephone and Telegraph Company (“AT&T”) has had an exclusive right of way easement along the northern portion of Mississippi Gaming Corporation’s (“MGC”) Diamondhead, Mississippi Property (“the Property”) to construct, operate, maintain, inspect, alter, replace and remove communications systems which they may require from time to time. Cooperative Energy, a Mississippi Electric Cooperative, also sought and has now obtained a permanent easement along the northern portion of the Property on which to construct, maintain and operate electric transmission lines together with an access road. On or about November 19, 2020, Cooperative Energy filed a Complaint with the Special Court of Eminent Domain, Hancock County, Mississippi seeking an Order authorizing the Cooperative to enter onto the Property for the purpose of examinations and surveys. The matters sought in the Complaint were quickly resolved by agreement of the parties. The Company’s understanding and MGC’s understanding was that the case would be dismissed, but the case was not dismissed. On or about May 24, 2023, Cooperative Energy filed a Complaint for Eminent Domain in the Special Court of Eminent Domain, Hancock County, Mississippi in which it named MGC and all persons and entities holding liens on the Diamondhead, Mississippi Property as defendants.

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

On September 1, 2023, Cooperative Energy filed a Motion to Approve Settlement, an Amended Statement of Values and a Notice of Hearing for September 11, 2023. Cooperative Energy served all interested parties, including all persons or entities holding liens on the Diamondhead Property, as defendants in the case. On September 26, 2023, the Court entered an Order Granting Plaintiff Right of Immediate Title and Possession. On October 17, 2023, the Court entered an Order Approving Settlement in the amount of $1,000,000 and entered an Order Approving Disbursement of Funds to MGC. On October 20, 2023, MGC received $845,378 as part of the settlement amount. The parties are working on the wording of the two easements: a Cooperative Energy Right-Of-Way Easement and an Access Road Easement. Once the easements are finalized and signed, Cooperative Energy will pay MGC the remaining amount due of approximately $155,000,

The two easements are perpetual. The Right-Of-Way Easement is to construct, maintain, operate, add, and/or remove electric transmission lines, distribution lines, towers, wires, poles, appliances, equipment, anchors, frame structures, guys, counter-poise wire or other counter-poise conductors, and appurtenances thereto, all of which are collectively referred to as “Power Lines,” upon, over, under and across the land which is the subject of the easement. The Access Road Easement is for ingress and egress for use in the clearing, construction, maintenance and operation of transmission line facilities. Once MGC signs the easements, Cooperative Energy will pay the remainder of the settlement due MGC.

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

In or about December 2022, the parties entered into an Amendment to Settlement Agreement. The Amendment provides, in pertinent part, as follows: that on or before March 31, 2023, the Plaintiffs would be paid the principal due under their debentures of $1.5 million, plus interest of four percent (4%) per annum on the principal due from January 1, 2015 through December 31, 2019, plus interest of six percent (6%) per annum on the principal due from January 1, 2020 through March 31, 2022, plus interest of eight percent (8%) per annum on the principle due from April 1, 2022 through the date of payment. In addition the Company agreed to pay legal costs and fees of $175,000 plus 50,000 shares of common stock. In the event payment was not made on or before March 31, 2023, a judgment would be entered in the case. Post judgment interest shall only apply to the $1.5 million principal due. Payment was not made on or before March 31, 2023. On July 5, 2023, the Plaintiffs filed a Motion to Reopen the Action, Vacate Dismissal, and Enter Judgment on Consent. The Company did not object to the Motion. On September 20, 2023, the Court entered an Order Granting Plaintiffs’ Motion to Reopen this Action, Vacate Dismissal, and Compel Enforcement of the Settlement Agreement and entered the Consent Judgment previously agreed to by the Company. The Company has accrued legal fees of $195,000 and $16,500 for accrued liability for stock and accrued additional interest of $112,500 for the years ended December 31, 2022 and 2023 respectively.

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

As of December 31, 2023, there were 768 registered holders of record of the Common Stock of the Company.

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

Equity Compensation Plans

Plan Stock Options

On December 19, 1988, the Company adopted a stock option plan (the “Plan”) for its officers and management personnel under which options could be granted to purchase up to 1,000,000 shares of the Company’s common stock. Accordingly, the Company reserved 1,000,000 shares for issuance under the Plan. The option price may not be less than 100% of the market value of the shares on the date of the grant. The options expire within ten years from the date of grant. At December 31, 2023, no options from this plan were issued or exercised.

Non-Plan Stock Options

The Company has, from time to time, awarded non-plan stock options to its Directors, Officers and key employees. On December 12, 2023, the Board of Directors voted to extend the outstanding options from December 31, 2023 to December 31, 2025. As a result of the modification to the options, the Company recorded an additional $546,400 in stock-based compensation expense for the year ended December 31, 2023.

The table below summarizes the status of all non-plan options currently outstanding issued to Company Directors, Officers, and former Officers and employees of the Company.

	Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2022	4,555,000	$0.41
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding as of December 31, 2022	4,555,000	$0.41
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding as of December 31, 2023	4,555,000	$0.41

Exercisable as of December 31, 2022	4,555,000	$0.41
Exercisable as of December 31, 2023	4,555,000	$0.41

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

In 2011, the Company decided to temporarily suspend contributions to the Plan. Therefore the Trust was unable to make its annual loan payment to the company and a loan default occurred. In accordance with the Pledge Agreement between the Company and the Trust, the shares attached to the loan payments subsequent to the 2010 contribution reverted back to the Company as treasury shares. In 2023, 79,545 shares, with a market value of $16,704, reverted back to the Company. In 2022, 79,545 shares, with a market value of $30,227, reverted back to the Company treasury.

Recent Sales of Equity Securities

None.

Repurchase of Equity Securities

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read together with the consolidated financial statements and related notes thereto, for the years ended December 31, 2023 and 2022, attached as Exhibit 99.1 to this report.

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

Liquidity

The Company has incurred continued losses over the years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has had no operations since it ended its gambling cruise ship operations in 2000. Since that time, the Company has concentrated its efforts on the development of its Diamondhead, Mississippi Property. The development of the Diamondhead Property is dependent on obtaining the necessary capital, through equity and/or debt financing, unilaterally, or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, staff, open, and operate a casino resort. In the past, the Company has been able to sustain itself through various short term borrowings, however, as of as of December 31, 2023, the Company had cash of $426,124, while accounts payable and accrued expenses totaled $13,587,711 and the Company had an accumulated deficit of $46,862,802. Therefore, in order to sustain itself, it is imperative that the Company secure a source of funds to provide further working capital as the Company does not have sufficient cash on hand.

Management of the Company believes it will be difficult to secure suitable financing that would allow it to continue to pursue ultimate development of the Property. Therefore, on December 14, 2023, the Company entered into a non-exclusive, success-based agreement with an unrelated third party to seek a buyer for all or part of the Property or, alternatively, to seek a joint venture partner for the project.

The above conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Financial Results and Analysis

As reflected in the accompanying consolidated financial statements, the Company recorded a net loss applicable to common shareholders of $1,511,427 for the year ending December 31, 2023 and a net loss applicable to common shareholders of $1,957,305 for the year ending December 31, 2022. The Company expects continued losses for the foreseeable future. General and administrative expenses incurred totaled $736,680 and $929,236 for the years ending December 31, 2023 and 2022, respectively. The table below depicts the major categories comprising those expenses:

	December 31,	December 31,
	2023	2022
Payroll and Related Taxes	$300,000	$300,000
Director Fees	90,000	90,000
Professional Services	102,763	281,962
Rents and Insurances	88,098	85,145
Fines and Penalties	133,900	132,275
All Other Expenses	21,919	39,854
Total General and Administrative Expenses	$736,680	$929,236

The amount reported as payroll includes amounts not actually paid to employees, but accrued and payable to employees. The Company accrued salary payable to only one employee in 2023, the President and CEO of the Registrant, who also served as a Director, Chief Financial Officer, Treasurer and Secretary of the Registrant and held various positions in the Registrant’s subsidiaries.

Professional fees decreased in 2023 compared to 2022. In 2022, substantial legal fees of $175,000 were incurred as part of an amended settlement agreement in the case involving certain Debentures.

The Company recorded stock-based compensation expense of $546,400 and $11,480 for the years ended December 31, 2023 and 2022, respectively.

Other Income and Expense

Interest expense (amortization of debt discount is shown as part of interest expense) incurred totaled $815,879 and $855,019 for the years ended December 31, 2023 and 2022, respectively, a decrease of $39,140. The decrease in 2023 was primarily attributable to lower amortization of debt discount compared to 2022 as the Company issued fewer new notes in 2023 than in 2022 and had less notes outstanding.

In 2023, the Company recorded gain on the condemnation of land of $757,107.

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

Brokerage Agreement

On December 14, 2023, the Company entered into an agreement with an unrelated commercial real estate brokerage firm to sell all or part of the Diamondhead, Mississippi Property or to find an equity investor for the project and/or financing for the project. The agreement became effective December 14, 2023 and terminates December 31, 2025, unless extended in writing by the parties. The agreement is a non-exclusive agreement and provides for a success-based fee only.

In the event of a sale of all or part of the Diamondhead Property to the person(s) or entity(ies) the broker brings to the deal, the Company will pay a fee equal to four percent (4%) of the gross sales price of property sold to the person(s) or entity(ies) the broker brings to the deal.

In the event of an equity investment by an equity investor(s) the broker brings to the deal, the Company will pay the broker a fee equal to: (i) four percent (4%) of the amount of the equity invested on the first $25 million invested, plus (ii) 2% of the amount of the equity invested in excess of $25 million. In the event the broker closes an equity financing, the broker shall have a right of first refusal to obtain debt financing for a period of two years commencing with the final date on which the Company receives the equity financing during the term of the agreement or post-termination of the agreement.

In the event the broker secures debt financing for the Company, the Company will pay the broker: (i) one percent (1%) of the amount of any debt financing obtained from the person(s) or entity(ies) the broker brings to the deal on the first $75 million received by the Company, plus (ii) one-half of one percent (.50%) of the amount of any debt financing obtained in excess of the first $75 million received from a person(s) or entity(ies) the broker brings to the deal.

All fees are contingent. Payment of any fee is contingent on the signing of a sales agreement, equity agreement, or loan agreement acceptable to the Company in its sole discretion and payment of the sales price, equity investment or debt financing by the person(s) or entity(ies) the broker brings to the deal and upon receipt of good funds. All fees will be paid at Closing out of monies paid by the person(s) or entity(ies) the broker brings to the deal. If funds are paid periodically, the fee due will be paid periodically upon receipt of said funds and in proportion to the funds received.

There are no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources, that are material to our stockholders.

Related Party

In July, 2017, the Chairman of the Board paid $67,628 for all property taxes due, together with all interest due thereon, to Hancock County, Mississippi for an approximate 400-acre tract of land (“the Diamondhead Property”), owned by Mississippi Gaming Corporation, a wholly-owned subsidiary of the Company. In 2018, the Chairman advanced additional funds totaling $205,250 to the Company. In 2019, the Chairman advanced additional funds totaling $125,396 to the Company. In 2020, the Chairman advanced additional funds totaling $69,679 to the Company. The conditions of the notes under which the Chairman agreed to make the foregoing payments and advances are discussed in full detail in Note 7 and 8 of attached consolidated financial statements.

Of particular note to those conditions is item (v) which calls for the Chairman to be indemnified for any loss sustained on the sale of certain common stock sold to cover the property taxes paid. The Chairman has identified the common stock sold and has provided the Company with the documentation required to document the sale of said stock and to calculate the contingent future loss, if any, on said stock. Had the Company paid the note in full at December 31, 2021 in addition to the principal and interest due, the Company would not have been liable for any additional funds to indemnify the Chairman pursuant to the terms of the notes. On February 4, 2022, the Board of Directors entered into an agreement with the Chairman to issue 35,000 shares of common stock of the Company to the Chairman to repurchase the indemnification. This repurchase eliminates any risk to the Company arising from the indemnification which could have been material. During the years ended December 31, 2023 and 2022, the Company recorded stock-based compensation of $0 for the fair value for these shares, which have not yet been issued as of the issuance date of the attached consolidated financial statements.

There are no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources, that are material to our stockholders.

Critical Accounting Estimates

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements for the years ended December 31, 2023 and 2022 are attached to this report as Exhibit 99.1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of the Chief Executive Officer/Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2023. See below for management’s report.

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

The Chief Executive Officer/Chief Financial Officer conducted, under the supervision of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that material weaknesses over financial reporting existed as of December 31, 2023. Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2023, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have sufficient segregation of duties within accounting functions.
2.	We have not been timely in our financial reporting functions. Management has not developed and effectively communicated its accounting policies and procedures. This has resulted in inconsistent practices with regards to complex accounting transactions.

The Company has designed and instituted policies and procedures to eliminate and/or mitigate the foregoing.

As a result of the material weaknesses identified above, our internal control over financial reporting was not effective as of December 31, 2023. The Company has initiated a plan to address the above weakness. While segregation of duties is very difficult in a small company with only one employee, the Company intends to utilize third-party consultants to ensure effective financial reporting and disclosures are met.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter of the year ending December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

Officers and Directors	Age	Position(s)
Deborah A. Vitale	73	Director, President, Secretary, Treasurer and Chief Financial Officer
Martin Blount	61	Director
Benjamin J. Harrell	70	Director, Vice-President
Gregory A. Harrison	79	Chairman of the Board of Diamondhead Casino Corporation, Vice-President
Robert S. Crow III	68	Director
Daniel G. Burstyn	39	Director

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company accrued salary payable to only one executive in 2023, the President and CEO, who also serves as a Director, Chief Financial Officer, Treasurer and Secretary of the Registrant and who held various positions in the Registrant’s subsidiaries. The Board of Directors monitors and approves compensation paid to executives of the Company.

Executive Compensation

The Board of Directors determined Ms. Vitale’s base salary to be $300,000 per annum. Ms. Vitale’s base salary reflects her contribution to the Company in a myriad of corporate roles and responsibilities. The Board recognized that Ms. Vitale manages the Company’s business without the benefit of any administrative staff normally associated with the management of a publicly traded company at significant savings to the Company. Since mid-November of 2009, the Company has, from time to time, been unable to pay Ms. Vitale the salary due her because of a lack of funds. At December 31, 2023, Ms. Vitale was entitled to cash compensation of $3,666,996 for services rendered from 2010 through 2023, which has accrued and is unpaid at December 31, 2023. In addition, on October 12, 2012, the Board of Directors approved a motion to pay interest at 9% per annum on the unpaid compensation due Ms. Vitale retroactive to the outstanding amounts due beginning in 2010 through the date of actual payment. The following table sets forth the amounts due Ms. Vitale for unpaid salary for each of the years 2010 through 2023 and the interest due thereon. None of the accrued salary or interest has been paid to Ms. Vitale to date.

	TOTAL	SALARY	SALARY	INTEREST
YEAR	SALARY	PAID	ACCRUED	EARNED
2010	$300,000	$161,538	$138,462	$3,221
2011	300,000	96,466	203,534	18,837
2012	300,000	None	300,000	43,462
2013	300,000	None	300,000	70,428
2014	300,000	150,000	150,000	91,739
2015	300,000	125,000	175,000	101,899
2016	300,000	None	300,000	126,463
2017	300,000	None	300,000	153,463
2018	300,000	None	300,000	180,463
2019	300,000	None	300,000	207,463
2020	300,000	None	300,000	234,457
2021	300,000	None	300,000	261,457
2022	300,000	None	300,000	288,457
2023	300,000	None	300,000	315,457
	$4,200,000	$533,004	$3,666,996	$2,097,266

The following table provides information concerning the accrual of salary and other compensation of the President and Chief Executive Officer. No salary was paid to any officer of the Company in 2023 or 2022.

SUMMARY COMPENSATION TABLE

Name and Occupation	Year	(1) Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	(2) All Other Compensation	Total
Deborah A. Vitale	2023	$300,000	None	None	None	None	None	$330,457	$630,457
President	2022	$300,000	None	None	None	None	None	$303,457	$603,457

(1)	In 2023 and 2022, none of Ms. Vitale’s salary compensation was paid to her and, therefore, the $300,000 of salary compensation owing to her for 2023 and 2022 will be paid to her when Company finances permit.

(2)	In 2023, Ms. Vitale earned an annual Director’s fee of $15,000. In addition, in 2023, Ms. Vitale earned interest in the amount of $315,457 on the portion of her unpaid salary for the years 2010 through 2023. In 2022, Ms. Vitale earned an annual Director’s fee of $15,000. In addition, in 2022, Ms. Vitale earned interest in the amount of $288,457 on the portion of her unpaid salary for the years 2010 through 2022.

The following tables provide a summary of the outstanding equity awards of the President at December 31, 2023.

SUMMARY OF OUTSANDING EQUITY AWARDS AT FISCAL YEAR END

Option Awards

			Equity
			Incentive
			Plan
			Awards
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexpired	Option	Option
	Options	Options	Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable	Options	Price	Date
Deborah A. Vitale	2,000,000	None	None	$0.19	12/31/2025
	750,000	None	None	$0.30	12/31/2025
	75,000	None	None	$0.75	12/31/2025
	140,000	None	None	$0.46	12/31/2025

Stock Awards

Name	Number of Shares or Units Of Stock That Have Not Vested	Market Value of Shares or Units Of Stock That Have Not Vested	Equity Incentive Plan Awards Number of Unearned Shares, Units or Other Rights That Have Not Vested	Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Deborah A. Vitale	None	None	None	None

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired	Realized	Acquired	Realized
	On	On	On	On
Name	Exercise	Exercise	Vesting	Vesting

Deborah A. Vitale	None	None	None	None

The Company sponsors an employee stock ownership plan which is a tax deferred defined contribution pension plan formed in 1994. Ms. Vitale has been a plan participant since 1998. No contributions were made to Ms. Vitale’s participant account for the years ending December 31, 2023 or 2022.

At December 31, 2023, Ms. Vitale was 100% vested in 447,272 shares of common stock which were contributed to the plan on her behalf in past years.

Directors’ Compensation

Effective January 1, 2013, the directors of the Company are entitled to be compensated at a rate of $15,000 per annum. No director received directors’ fees in the years 2023 or 2022. Each Director is eligible for an annual payment in the amount of $15,000 as long as they remain a Director through December 31 of the applicable year, absent death or incapacitation. The annual payment to new directors will be prorated based upon months served in their initial year as a Director. Directors are reimbursed for certain approved expenses incurred in connection with Company business and for certain approved expenses incurred in connection with attendance at non-telephonic Board, committee, or other meetings. Directors are from time to time, awarded non-qualified options to purchase common stock of the Company.

The table below summarizes amounts accrued for Director Compensation for the year ended December 31, 2023 for all directors other than the President, who is also a Director of the Company and whose compensation is itemized above. The Company did not have funds with which to pay any of the Directors the compensation earned.

DIRECTOR COMPENSATION

	Earned or Paid in Cash	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	Deferred Compensation Earnings	All Other Compensation		Total
Gregory A. Harrison	$15,000	None	None	None	None	$10,903	(1)	$25,903
Benjamin Harrell	$15,000	None	None	None	None	None		$15,000
Martin Blount	$15,000	None	None	None	None	None		$15,000
Robert Crow	$15,000	None	None	None	None	None		$15,000
Daniel Burstyn	$15,000	None	None	None	None	None		$15,000

(1)	Mr. Harrison earned $10,903 of interest in 2023 which accrued to his benefit for unpaid salary for the years 2010 and 2011. None of the above interest due was paid to Mr. Harrison in 2023.

Other Compensation Arrangements

Gregory A. Harrison, the current Chairman of the Board of Directors and a Vice President of the Company, was a compensated employee of the Company until December 31, 2011. The Company owes Mr. Harrison unpaid salary of $121,140 for services rendered in years prior to 2012. On October 12, 2012, the Board of Directors approved a motion to pay interest at 9% per annum on the unpaid compensation due Mr. Harrison retroactive to the outstanding amounts due beginning in 2010 through the date of actual payment. Interest on the unpaid salary due to Mr. Harrison amounted to $10,903 in both 2023 and 2022. The total accrued interest through December 31, 2023 was $140,612. None of the interest due to Mr. Harrison has been paid to date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 29, 2024, to the Company’s knowledge, based on filings with the Securities & Exchange Commission by certain beneficial owners and/or information received by the Company, the beneficial ownership of the outstanding Voting Stock held by (i) each person or entity beneficially owning more than 5% of the shares of any class of Voting Stock, (ii) each director, nominee, and certain executive officers, individually, and (iii) all directors and executive officers as a group. The Common Stock and the Voting Preferred Stock vote as a single class and each share thereof is entitled to one vote per share.

BENEFICIAL OWNER	AMOUNT OF BENEFICIAL OWNERSHIP	CLASS OF STOCK	PERCENT OF CLASS	PERCENT OF VOTING (1)
Europa Cruises Corporation Employee Stock Ownership Plan Trust Deborah A. Vitale, Trustee (2) 1013 Princess Street Alexandria, Virginia 22314	1,670,465	Common	4.28%	4.10%

Deborah A. Vitale (2)(3) Director, President, Secretary, Treasurer and Chief Financial Officer Chairman, President, Secretary and Treasurer of Casino World, Inc. Chairman, President, Secretary and Treasurer of Mississippi Gaming Corporation 1013 Princess Street Alexandria, Virginia 22314	5,849,797	Common	14.98%	14.33%

Gregory Harrison (4) Chairman and Vice President 16209 Kimberly Grove Gaithersburg, Maryland 20878	2,314,701	Common	5.93%	5.67%

Benjamin J. Harrell (5) Director and Vice President 162 Hesper Avenue Metairie, Louisiana 70005	835,025	Common	2.14%	2.05%

Martin Blount (6) Director 1320 Maryland Ave Washington, D.C. 20002	200,000	Common	0.51%	0.49%

Robert S. Crow III (7) Director 5910 Coral Sea Avenue Rockville, Maryland 20851	1,129,869	Common	2.89%	2.77%

Daniel G. Burstyn (8)(10) Director 2828 Lemmon Ave., Apt. 5103 Dallas, Texas 75204	40,000	Common	0.10%	0.10%

Serco International Financial Advisory and Management Services Limited (9)	901,831	Common	2.31%	2.21%
	900,000	Preferred S-NR	100.00%
P.O. Box 52 A-1072 Vienna, Austria	926,000	Preferred S	100.00%

Austroinvest International Limited (9)	901,831	Common	2.31%	2.21%
30, DeCastro Street,	900,000	Preferred S-NR	100.00%
Road Town Tortola, British Virgin Islands	926,000	Preferred S	100.00%

Serco America Corporation (9)	901,831	Common	2.31%	2.21%
4, George Street	900,000	Preferred S-NR	100.00%
Mareva House P.O. Box N-3937 Nassau, Bahamas	926,000	Preferred S	100.00%

Ernst G. Walter (9)	901,831	Common	2.31%	2.21%
P.O. Box 15	900,000	Preferred S-NR	100.00%
1072 Vienna, Austria	926,000	Preferred S	100.00%

College Health and Investment Ltd. (10) College Health and Investment LP (8) Samuel I. Burstyn, General Partner 701 Brickell Avenue, 24th Fl Miami, FL 33131	2,565,982	Common	6.57%	6.28%

All Directors & Executive Officers (6 Persons)		Common	26.75%	25.10%

(1)	Common Stock, Series S-NR Preferred Stock and Series S Preferred Stock have been combined for the purpose of calculating voting percentages.

(2)	The Europa Cruises Corporation Employee Stock Ownership Plan (“ESOP”) was established on August 18, 1994. The Trustee of the ESOP is Deborah A. Vitale. As of December 31, 2023 a total of 2,295,450 ESOP shares had been released for allocation to participants in the ESOP and an additional 1,034,085 shares had been forfeited by the Trust. The participants in the ESOP are entitled to direct the Trustee as to the manner in which the Company’s allocated shares are voted. The remaining 1,670,465 unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.

(3)	Includes 1,670,465 unallocated common shares of the ESOP Trust; 767,001 shares of Common Stock owned directly by Ms. Vitale; options to purchase 2,965,000 shares of Common Stock; and 447,272 shares of Common Stock, which represent shares of Common Stock held in Ms. Vitale’s fully vested ESOP participant account.

(4)	Includes 1,347,759 shares of Common Stock owned directly by Mr. Harrison; options to purchase 450,000 shares of Common Stock; 15,275 shares of Common Stock held in Mr. Harrison’s fully vested ESOP participation account; 35,000 shares of common stock to be issued to Mr. Harrison pursuant to an agreement to cancel an indemnification agreement, 100,000 shares of Common Stock to be issued in connection with notes payable issued in 2021 and 200,000 shares of Common Stock to be issued in connection with notes payable issued in 2023. Pursuant to a Private Placement dated February 14, 2014, on March 31, 2014, Mr. Harrison purchased a Collateralized Convertible Senior Debenture convertible into 166,667 shares of Common Stock. The conditions required for conversion of this Debenture into Common Stock of the Company were never met. Assuming the conditions required for conversion are met in the future, Mr. Harrison’s Debenture would be converted into a total of 166,667 shares of Common Stock without any action on the part of Mr. Harrison, at which time his holdings, assuming no other changes occurred, would total 2,314,701.

(5)	Includes 400,025 shares of Common Stock owned directly by Mr. Harrell and options to purchase 435,000 shares of Common Stock.

(6)	Consists of options to purchase 200,000 shares of Common Stock.

(7)	Includes 1,029,869 shares of Common Stock owned directly by Mr. Crow and options to purchase 100,000 shares of Common Stock.

(8)	Consists of options to purchase 40,000 shares of Common Stock. Mr. Burstyn is the son of the General Partner of College Health & Investment LP, and College Health & Investment Ltd. See footnote 10 below.

(9)	Serco International Financial Advisory and Management Services Ltd., Austroinvest International Limited, and Serco America Corporation are affiliated entities. The Company is informed that Dr. Ernst Walter is the sole Director and President of each company. The total beneficial ownership of securities of the Company held by the foregoing includes: 901,831 shares of Common Stock owned by Serco International Financial Advisory and Management Services, Ltd.; 926,000 shares of Series S Preferred Stock owned by Austroinvest International Limited; and 900,000 shares of Series S-NR Preferred Stock owned by Serco America Corporation.

(10)	Includes 1,659,868 shares of Common Stock owned by College Health & Investment LP, 506,164 shares of Common Stock owned by College Health & Investment Ltd, 200,000 shares of Common Stock owned by Alana Burstyn, 199,950 shares of Common Stock owned by Sean Burstyn, c/o Burstyn. The foregoing persons and entities appear to share a common address, 701 Brickell Avenue, Miami, FL 33131. Samuel I. Burstyn is the General Partner of College Health & Investment LP, which the General Partner maintains, is also known as College Health & Investment, Ltd. Daniel G. Burstyn, a Director of the Company, is the son of Samuel I. Burstyn. Does not include 200,000 shares of Common Stock held by Shari Jakobowitz, Custodian FBO Ava Burstyn under the Florida Uniform Transfer Minor Act.

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

As of December 31, 2023 a total of 2,295,450 shares of Common Stock had been released for allocation to participants in the ESOP. An additional 1,034,085 shares had been forfeited by the Trust. The Company made no contributions to the ESOP Plan for the years ended December 31, 2011 through December 31, 2023. The participants in the ESOP are entitled to direct the Trustee as to the manner in which the Company’s allocated shares are voted. The remaining 1,670,465 unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.

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

The Company leases a furnished and equipped townhouse office from its President at 1013 Princess Street, in Alexandria, Virginia 22314, pursuant to a Landlord/Tenant Month to Month Lease. The terms of the lease, as adjusted for square footage and certain other applicable differences, were based on the terms of the last lease signed by the Company with an unrelated third party for unfurnished office space leased in Largo, Florida. The lease calls for payment by the Company of a base rent in the amount of $4,534 per month, or $54,408 per year, for approximately 2,473 square feet of commercial space, in addition to any and all expenses relating to the property, including property taxes, property insurance, telephone, electric, water and cable. The Company’s office and all of its ~~active~~ files are located in this office.

In 2023, the President received $54,408 for base rent due for the year 2023. In 2022, the President received no payments for base rent and the entire base rent due, in the amount of $54,408, was accrued.

Rent expense associated with this lease amounted to base rent in the amount of $54,409 and associated rental costs of $33,689 for a total of $88,098 for the year ended December 31, 2023 and base rent in the amount of $54,408 and associated rental costs of $30,737 for a total $85,145 for the year ended December 31, 2022.

As of December 31, 2023 and 2022, the President is owed a total of $602,259 and $568,569, respectively, under the lease agreement.

The President of the Company is owed deferred salary in the principal amount of $3,666,996 and the Vice President and current Chairman of the Board of the Company is owed deferred salary in the principal amount of $121,140 as of December 31, 2023. On October 12, 2012, the Board of Directors approved a motion to pay these individuals interest of 9% per annum on their deferred compensation retroactive to amounts due beginning in 2010 through the date of actual payment. Accrued interest on deferred salary for both individuals through December 31, 2023 and 2022 amounted to $2,237,878 and $1,911,518, respectively.

Loans and Advances from the Chairman of the Board of Directors

The Chairman of the Board of the Company is the Holder of a Tranche I Debenture issued by the Company in 2014 in the principle amount of $50,000. The Chairman is one of the secured parties under a Land Deed of Trust recorded on September 26, 2014 in Hancock County, Mississippi, to secure Tranche I and Tranche II Debentures issued by the Company in 2014. Under paragraph 5 of the Land Deed of Trust, a secured party who advances sums for taxes due on the Property is secured by the same Land Deed of Trust, but only at that interest rate specified in the note representing the primary indebtedness, namely 4% per annum.

In 2016, the Company received cash advances totaling $47,500 from seven lenders which included $25,000 from two current Directors of the Company. The proceeds from the cash advances were earmarked for the payment of accounting and auditing fees and other expenses required to file the Company’s Form 10-Q. On August 25, 2016, the Company issued a Note to the foregoing lenders which matured four years from the date of issuance and bears interest at 8% per annum, with a full year of interest accruing in any year in which the advance remains unpaid. Accrued interest due on the above notes amounted to $16,000 and $14,000 at December 31, 2023 and 2022, respectively. These amounts are included in current liabilities on the consolidated balance sheets as of December 31, 2023 and 2022. This note is secured by a second lien on the Diamondhead Property.

In August 2016, the Chairman of the Board of Directors of the Company also loaned the Company $90,000. On August 25, 2016, the Company issued a Note to the Chairman. The Note bears interest at 14% per annum effective August 1, 2016 and matured four years from the date of issuance. This note is also secured by the second lien on the Diamondhead Property. The proceeds of the loan were used for the payment of Mississippi property taxes and auditing, accounting and other corporate expenses. Accrued interest due on the above note amounted to $93,482 and $80,882 at December 31, 2023 and 2022, respectively.

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

The Chairman advanced the $67,628 on condition that: (i) the advance constitute a lien with interest at 4% per annum under that Land Deed of Trust recorded September 26, 2014; (ii) he be paid additional interest of 11% per annum on the amount advanced and owing and that the full 11% interest per annum is payable during any calendar year in which all or part of the amount advanced and owing or interest due thereon remains unpaid; (iii) this additional interest obligation be treated as a separate and secured debt of the Company, to be evidenced by a separate note and is secured with a separate and third lien to be placed on the Property (hereafter “the Third Lien”); (iv) the entire obligation will be treated as an advance to be paid out of any subsequent incoming financing obtained by the Company or any amounts recovered by the Company from a defendant in that collection action brought by the Company in the Circuit Court of Montgomery County, Maryland; and (v) he be indemnified for any losses sustained on the sale of that common stock sold to cover the payment of real estate property taxes and any credit card fees associated with payment. The Chairman identified the common stock to be sold and provided the Company with the documentation required to document the sale of said stock and to calculate the future loss, if any, on said stock. The fair value measurement of the derivative indemnification liability at December 31, 2023 and 2022 was developed using Level 1 inputs, which was valued at $0. On February 4, 2022, the Board of Directors entered into an agreement with the Chairman to issue 35,000 shares of common stock of the Company to the Chairman to repurchase the indemnification. On September 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from the date of issue, to the Chairman for an amount up to $100,000 to cover the principle and interest due with respect to this note. On August 21, 2018, Mississippi Gaming Corporation placed a third lien on the Property to secure this obligation for $100,000. Accrued interest on the note amounted to $69,527 and $59,360 at December 31, 2023 and 2022, respectively.

In March 2018, the Board of Directors voted to increase up to an additional $200,000 the amount secured by the third lien in favor of the Chairman of the Board, for amounts advanced by the Chairman on behalf of the Company, on the following terms and conditions, namely, that (is) the advance constitutes a lien on the Property with interest at 15% per annum; (ii) that the full interest of 15% per annum is payable during any calendar year in which all or part of the amount advanced is due and owing or interest due thereon remains unpaid; (iii) that this debt be evidenced by a separate promissory note and is to be included in and secured with a third lien that is to be placed on the Diamondhead Property to secure previous advances made to the Company (hereafter “the Third Lien”); (iv) that he be indemnified for any losses sustained on the sale of his common stock in an unrelated publicly-traded company to be sold to cover this advance based on a sales price of approximately $2.80 per share with a cap on the maximum loss per share to be at a sales price of $10.00 per share; and (v) that the Chairman’s previous indemnification approved by the Board of Directors on July 24, 2017 with respect to any loss on the sale of the same stock also be capped at a maximum of $10.00 per share. The Chairman provided the Company with the documentation required to document the sale of said stock and to calculate the loss, if any, on said stock. On February 4, 2022, the Board of Directors entered into an agreement with the Chairman to issue 35,000 shares of common stock of the Company to the Chairman to repurchase the indemnification.

On September 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from the date of issue to the Chairman, for an amount up to $200,000 to cover the principle and interest due with respect to this note. On August 21, 2018, Mississippi Gaming Corporation placed a third lien on the Diamondhead Property to secure this obligation for $200,000.

In November 2018, the Board of Directors voted to increase up to an additional $100,000 of advances from the Chairman and in March of 2019, the Board of Directors voted to increase the limit of the advances to $200,000. The terms of this advance are identical to the terms as approved above in March 2018.

In July 2020, the Chairman of the Board of Directors of the Company paid a total of $67,076 for property taxes due for the year 2019 on the Company’s approximate 400-acre Diamondhead, Mississippi Property, plus $1,573 in related fees. In July 2021, a fourteenth lien was placed on the Property to secure a promissory note in the amount of $150,000 issued to the Chairman to secure the payment of these taxes and fees and interest due thereon.

In May 2021, the Chairman of the Board of the Company paid a total of $62,610 for property taxes due for the year 2020 on the Company’s approximate 400-acre Diamondhead, Mississippi Property plus $1,468 in related fees. The Company placed a fifteenth lien on the Property in July 2021 to secure a promissory note in the amount of $100,000 issued to the Chairman of the Board of the Company to secure the payment of these taxes and interest due thereon. On May 30, 2021, the Chairman of the Board of Directors of the Company loaned the Company $50,000. On May 30, 2021, the Company issued a note to the Chairman in the principle amount of $50,000. The note is non-interest bearing, matures one year from the date of issuance and calls for the issuance of 100,000 shares of common stock. In July 2021, the Company placed a sixteenth lien on the Property to secure this note. The note is not convertible. As of the issuance date of these financial statements, no shares have been issued. The Company recorded a fair value of the stock of $33,500, which was determined by the fair value of the Company’s common stock at the date of the loan. The fair value of the stock was recorded as a debt discount, which will be amortized to interest expense over the life of the note. Debt discount was fully amortized during 2022.

On February 17, 2023, the Board of Directors agreed to issue a non-interest bearing promissory note to the Chairman in the principle amount of $25,000 together with 50,000 shares of common stock of the Company. The note was issued in return for the Chairman advancing funds to pay off accounts payable on behalf of the Company. The note is not convertible. As of the issuance date of these financial statements, no shares have been issued. The Company recorded a fair value of the stock of $17,500, which was determined by the fair value of the Company’s common stock at the date of the loan. The fair value of the stock was recorded as a debt discount, which will be amortized to interest expense over the life of the note. During the year ended December 31, 2023, $17,096 of debt discount was amortized to interest expense to related parties. On November 1, 2023, as previously agreed, the Company paid the Chairman the $25,000 advanced from the proceeds of the eminent domain settlement.

On July 28, 2023, the Board of Directors agreed to issue a non-interest bearing promissory note to the Chairman in the principle amount of $75,000 together with 150,000 shares of common stock of the Company. The note was issued in return for the Chairman advancing funds to pay off property taxes due for the year 2022 on the Diamondhead, Mississippi Property and fees due to the Company’s outside auditor for review of Form 10-Q for the period ending June 30, 2023 The note is not convertible. As of the issuance date of these financial statements, no shares have been issued. The Company recorded a fair value of the stock of $52,500, which was determined by the fair value of the Company’s common stock at the date of the loan. The fair value of the stock was recorded as a debt discount, which will be amortized to interest expense over the life of the note. During the year ended December 31, 2023, $22,644 of debt discount was amortized to interest expense to related parties. On November 1, 2023, as previously agreed, the Company paid the Chairman the $74,520 advanced from the proceeds of the eminent domain settlement.

As of December 31, 2023, the Chairman had advanced a total of $467,953, net of repayment of $16,250, under both the March 2018 and March 2019 arrangements and was owed accrued interest in the amount of $349,415 and $279,754 at December 31, 2023 and 2022, respectively.

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

As of December 31, 2023, the President had advanced a total of $5,007, net of repayments of $68,562, under this agreement. The President previously agreed to secure a $25,000 loan and interest due thereon and to secure and guarantee a $15,000 loan and interest due thereon due non-related parties discussed above. The President is also personally liable for certain bank-issued credit cards used by the Company to pay expenses incurred by the Company in the approximate amount of $18,000. On September 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from date of issue, to the President for an amount up to $100,000 to cover the principle and interest due with respect to this note. On August 21, 2018, Mississippi gaming Corporation placed a third lien on the Diamondhead Property to secure this obligation for $100,000. Accrued interest due on this note amounted to $23,763 and $41,409 at December 31, 2023 and 2022, respectively.

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

The principal balance of the notes payable due to the officers and directors discussed above was $669,279, net of debt discount of $33,241 and $720,651, net of debt discount of $0, as of December 31, 2023 and 2022, respectively.

The Company’s policies and procedures require the Board of Directors to approve any related-party transaction that involves an Officer or Director of the Company or any of its subsidiaries.

Director Independence

The Company has no written independence standards it follows in making a determination as to Director independence. However, in evaluating the independence of its members, the Company’s management determined that Mr. Blount, Mr. Crow and Mr. Burstyn are independent directors by virtue of the fact that they are not officers or employees of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The table below depicts the fees billed to Diamondhead Casino Corporation by the Company’s independent auditors in each of the last two years:

Description of Services	2023	2022

Audit Fees	$85,000	$68,425
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees Paid	$85,000	$68,425

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

Other Exhibits

(a)	3.1	Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on November 15, 1988.

(e)	3.1.1	Amendment to Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on September 4, 1992.

(e)	3.1.2	Amendment to Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on November 22, 2002.

(a)	3.2	By-laws of the Company.

(e)	3.2.1	Amendment of By-laws of the Company, dated February 16, 2015.

(e)	4.1	Certificate of Designation of Preferences, Rights, and Limitations of Series S Voting, Non-Convertible, Redeemable Preferred Stock Par value $0.01 per Share as filed with the Secretary of State of Delaware on August 5, 1993.

(e)	4.2	Certificate of Designation of Preferences, Rights, and Limitations of Series S-NR Voting, Non-Convertible, Non-Redeemable Preferred Stock Par value $0.01 per Share, as filed with the Secretary of State of Delaware on September 13, 1993.

(e)	4.3	Certificate of Designation of Preferences, Rights, and Limitations of Series S-PIK Junior, Non-Voting, Convertible, Non-Redeemable Preferred Stock Par value $0.01 per Share, as filed with the Secretary of State of Delaware on March 23, 1994.

(a)	10.1	Management Agreement between the Company and Casinos Austria Maritime Corporation dated June 19, 1993.

(b)	10.6	Term Sheet (Redacted) for $1 Million Line of Credit dated October 22, 2008.

(c)	10.7	Private Placement Memorandum dated March 1, 2010.

(c)	10.7.1	Appendix (C) to Private Placement Memorandum dated March 1, 2010 (Form of Promissory Note).

(c)	10.7.2	Appendix (D) to Private Placement Memorandum dated March 1, 2010 (Form of Warrant).

(c)	10.8	Private Placement Memorandum dated October 25, 2010.

(c)	10.8.1	Appendix (C) to Private Placement Memorandum dated October 25, 2010 (Form of Promissory Note).

(c)	10.8.2	Appendix (D) to Private Placement Memorandum dated October 25, 2010 (Form of Warrant).

(d)	10.9	Private Placement Memorandum dated February 14, 2014.

(e)	10.9.1	Offers to Amend dated December 4, 2014.

(f)	10.10	Secured Promissory Note dated August 25, 2016 issued by Mississippi Gaming Corporation.

(g)	99.1	Consolidated Financial Statements of the Company for the years ended December 31, 2023 and 2022

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document

Index to Exhibits

(a)	Previously filed as an Exhibit to Form 10 –Amendment 1 as filed on May 27, 2015 and incorporated by reference.

(b)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference.

(c)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated by reference.

(d)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed April 4, 2014 and incorporated by reference.

(e)	Previously filed as an Exhibit to Form 10 as filed on March 31, 2015 and incorporated by reference.

(f)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated by reference.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diamondhead Casino Corporation

(Registrant)

Date: March 29, 2024	By:	/s/ Deborah A. Vitale
Deborah A. Vitale
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory A. Harrison	Chairman of the Board of Directors	March 29, 2024
Gregory A. Harrison

/s/ Deborah A. Vitale	Director	March 29, 2024
Deborah A. Vitale

/s/ Benjamin J. Harrell	Director	March 29, 2024
Benjamin J. Harrell

/s/ Martin C. Blount	Director	March 29, 2024
Martin C. Blount

/s/ Robert S. Crow III	Director	March 29, 2024
Robert S. Crow III

/s/ Daniel G. Burstyn	Director	March 29, 2024
Daniel G. Burstyn

