Form 10-Q
period 2024-03-31
DIAMONDHEAD CASINO CORP
filed 2024-05-15
CIK 844887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of shares outstanding as of May 14, 2024: 39,052,472.

DIAMONDHEAD CASINO CORPORATION

I

DIAMONDHEAD CASINO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash	$312,883	$426,124
Total current assets	312,883	426,124
Land (Note 3)	5,233,204	5,233,204
Other receivable	154,622	154,622
Other assets	80	80
Total assets	5,700,789	5,814,030

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses due related parties (Note 4)	8,505,454	8,315,187
Accounts payable and accrued expenses - others (Note 4)	5,442,969	5,272,524
Convertible notes and line of credit payable (Note 5)	1,962,500	1,962,500
Debenture payable (Note 6)	50,000	50,000
Convertible debenture payable (Note 6)	1,800,000	1,800,000
Short term notes and interest bearing advance (Note 7)	65,504	65,504
Notes payable due related parties (net of unamortized debt discount of $17,128 and $33,241 respectively) (Note 8)	685,392	669,279
Notes payable due others (net of unamortized debt discount of $8,980 and $15,761 respectively) (Note 9)	548,520	541,739
Total current liabilities	19,060,339	18,676,733
Total liabilities	19,060,339	18,676,733

Commitments and contingencies (Notes 3 and 12)

Stockholders’ deficit:

Preferred stock, $0.01 par value; shares authorized 5,000,000, outstanding 2,086,000 at March 31, 2024 and December 31, 2023 (aggregate liquidation preference of $2,519,080 at March 31, 2024 and December 31, 2023)	20,860	20,860
Common stock, $0.001 par value; shares authorized 50,000,000, issued: 39,052,472 at March 31, 2024 and December 31, 2023 outstanding: 36,297,576 at March 31, 2024 and December 31, 2023	39,052	39,052
Additional paid-in capital	36,663,780	36,663,780
Unearned ESOP shares	(2,490,662)	(2,490,662)
Accumulated deficit	(47,359,649)	(46,862,802)
Treasury stock, at cost, 1,084,431 shares at March 31, 2024 and December 31, 2023	(232,931)	(232,931)
Total stockholders’ deficit	(13,359,550)	(12,862,703)
Total liabilities and stockholders’ deficit	5,700,789	$5,814,030

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023

COSTS AND EXPENSES
Administrative and general	$196,717	$200,293
Other	22,880	16,912
Total costs and expenses	219,597	217,205

OTHER EXPENSE
Interest expense:
Related parties	105,773	171,703
Other	146,077	109,049
Total other expense	251,850	280,752

NET LOSS	(471,447)	(497,957)

PREFERRED STOCK DIVIDENDS	(25,400)	(25,400)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(496,847)	$(523,357)

Weighted average common shares outstanding - basic and diluted	36,297,576	36,297,576
Net loss per common share - basic and diluted	$(0.01)	$(0.01)

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

					Additional						Total
	Preferred Stock		Common Stock		Paid-in	Unearned ESOP		Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Shares	Amount	Deficit

Balances at January 1, 2023	2,086,000	20,860	39,052,472	39,052	36,122,078	1,750,010	$(2,609,264)	$(45,351,375)	1,004,886	$(216,227)	$(11,994,876)
Common stock to be issued in connection with notes payable - related parties	-	-	-	-	17,500	-	-	-	-	-	17,500
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(497,957)	-	-	(497,957)
Balances at March 31, 2023	2,086,000	20,860	39,052,472	39,052	36,139,578	1,750,010	$(2,609,264)	$(45,874,732)	1,004,886	$(216,227)	$(12,500,733)

Balances at January 1, 2024	2,086,000	20,860	39,052,472	39,052	36,663,780	1,670,465	$(2,490,662)	$(46,862,802)	1,084,431	$(232,931)	$(12,862,703)
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(471,447)	-	-	(471,447)
Balances at March 31, 2024	2,086,000	$20,860	39,052,472	$39,052	$36,663,780	1,670,465	$(2,490,662)	$(47,359,649)	1,084,431	$(232,931)	$(13,359,550)

See the accompanying notes to these unaudited condensed consolidated financial statements.

DIAMONDHEAD CASINO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

	Three Months Ending
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(471,447)	$(497,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	22,894	24,535
Changes in operating assets and liabilities:
Accounts payable and accrued expenses - related parties	164,867	265,550
Accounts payable and accrued expenses - other	170,445	144,576
Net cash used in operating activities	(113,241)	(63,296)
Cash flows from financing activities:
Proceeds from non-interest bearing advances from related parties	-	22,500
Net cash provided by financing activities	-	22,500
Net decrease in cash	(113,241)	(40,796)
Cash at beginning of period	426,124	55,885
Cash at end of period	$312,883	$15,089
	-
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash financing activities:
Common stock to be issued in connection with notes payable - related parties	$-	$17,500
Unpaid preferred stock dividends in accounts payable and accrued expenses	$10,400

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

Note 2. Liquidity and Going Concern

These unaudited condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses over the past several years, has no operations, generates no operating revenues and, as reflected in the accompanying unaudited condensed consolidated financial statements, incurred a net loss applicable to common stockholders of $496,847 and $523,357 for the three months ended March 31, 2024 and 2023 respectively. In addition, the Company had an accumulated deficit of $47,359,649 on March 31, 2024. Due to its lack of financial resources, the Company has been forced to explore other alternatives, including a sale of part or all of the Property.

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

In the past, in order to raise capital to pay on-going costs and expenses, the Company has borrowed funds, through Private Placements of convertible instruments as well as through other secured notes which are more fully described in Notes 5 through 9 to these unaudited condensed consolidated financial statements. The Company is in default with respect to payment of both principal and interest under the terms of most of these instruments. In addition, at March 31, 2024, the Company had $13,948,423 of accounts payable and accrued expenses and $312,883 in cash on hand.

The above conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual audited consolidated financial statements and, in our opinion, reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2024 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2023, attached to our annual report on Form 10-K.

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

Land development costs, which have been capitalized, consist of the following at March 31, 2024 and December 31, 2023:

	March, 31	December, 31
	2024	2023
Land	$4,691,430	$4,691,430
Licenses	77,000	77,000
Engineering and costs associated with permitting	464,774	464,774
	$5,233,204	$5,233,204

Cooperative Energy, a Mississippi Electric Cooperative, sought and has now obtained a permanent easement along the northern portion of the Diamondhead Property on which to construct, maintain and operate electric transmission lines together with an access road. On or about May 24, 2023, Cooperative Energy filed a Complaint for Eminent Domain in the Special Court of Eminent Domain, Hancock County, Mississippi in which it named MGC and all persons and entities holding liens on the Diamondhead, Mississippi Property as defendants.

On September 1, 2023, Cooperative Energy filed a Motion to Approve Settlement, an Amended Statement of Values and a Notice of Hearing for September 11, 2023. On September 26, 2023, the Court entered an Order Granting Plaintiff Right of Immediate Title and Possession. On October 17, 2023, the Court entered an Order Approving Settlement in the amount of $1,000,000 and entered an Order Approving Disbursement of Funds to MGC. On October 20, 2023, MGC received $845,378 as part of the settlement amount. The parties are working on the wording of the two easements: a Cooperative Energy Right-Of-Way Easement and an Access Road Easement. Once the easements are finalized and signed, Cooperative Energy will pay MGC the remaining amount due of $154,622. Therefore, the Company recorded a receivable of $154,622 on the consolidated balance sheet as of March 31, 2023 and December 31, 2023.

Management determined that the easement arrangement was outside the scope of ASC 842. Further, the Company determined that the easement reduced the value of the property by $242,893. The remaining $757,107 of the $1 million easement was recorded as a gain on the condemnation of land in the consolidated statements of operations.

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

Financial instruments included in current assets and liabilities are reported at carrying value in the unaudited condensed balance sheets, which approximate fair value due to their short-term nature.

Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. No impairment existed as of March 31, 2024 and December 31, 2023.

Net Loss per Common Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding, plus other potentially dilutive securities. Potentially dilutive securities are excluded from the computation of diluted loss per shares since their effect would be antidilutive. Common shares outstanding consist of issued shares, including allocated and committed shares held by the ESOP trust, less shares held in treasury. The dilutive securities below do not include 5,055,555 potentially convertible Debentures, since the requirements for possible conversion had not yet been met and may never be met.

The table below summarizes the components of potential dilutive securities at March 31, 2024 and 2023.

	March 31,	March 31,
Description	2024	2023
Convertible Preferred Stock	260,000	260,000
Options to purchase Common Shares	4,555,000	4,555,000
	$4,815,000	$4,815,000

Recently Adopted Accounting Pronouncements

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

The ASU is effective for fiscal years beginning after December 15, 2023. The Company has not completed its assessment of the standard, but does not expect the adoption to have a material impact on the Company’s unaudited condensed financial position, results of operations, or cash flows.

No other recent accounting pronouncements were issued by FASB that are believed by management to have a material impact on the Company’s present or future financial statements.

Note 4. Accounts Payable and Accrued Expenses

The table below outlines the elements included in accounts payable and accrued expenses at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Related parties:
Accrued payroll due officers	$3,923,006	$3,869,711
Accrued interest due officers and directors	3,002,933	2,897,159
Accrued director fees	951,250	928,750
Base rents due to the President	411,975	403,276
Associated rental costs	198,983	198,983
Other	17,308	17,308
Total related parties	$8,505,454	$8,315,187

Non-related parties:
Accrued interest	$3,238,646	$3,115,463
Accrued dividends	1,280,400	1,270,000
Accrued fines and penalties	614,975	578,775
Other	308,948	308,286
Total non-related parties	$5,442,969	$5,272,524

Note 5. Convertible Notes and Line of Credit

Line of Credit

In 2008, the Company entered into an agreement with an unrelated third party for an unsecured Line of Credit up to a maximum of $1,000,000. The Line of Credit carries an interest rate on amounts borrowed of 9% per annum. All funds originally advanced under the facility were due and payable by November 1, 2012. As an inducement to provide the facility, the lender was awarded an immediate option to purchase 50,000 shares of common stock of the Company at $1.75 per share. In addition, the lender received an option to purchase a maximum of 250,000 additional shares of common stock of the Company at $1.75 per share. The options expire following repayment in full by the Company of the amount borrowed. The Company is in default under the repayment terms of the agreement. At March 31, 2024 and December 31, 2023, the unpaid principal and accrued interest due on the obligation totaled $2,325,121 and $2,302,929, respectively.

Convertible Notes

Convertible Notes issued pursuant to two Private Placements total $962,500 in principal and became due and payable beginning in March 2012 and extending to various dates through June 2013. As of the date of the filing of this report, all the aforementioned debt obligations remain unpaid and in default under the repayment terms of the notes. In November 2020, the Superior Court of the State of Delaware awarded Judgments in favor of certain holders of these Promissory Notes who filed suit against the Company. As a result, the Company must carry an aggregate of $486,796 (total principal and interest) as debt owed to these noteholders. As of March 31, 2024 and December 31, 2023, all Notes issued had a total outstanding principal of $962,500 and accrued interest, including the additional interest awarded pursuant to the Court Judgments, of $1,168,972 and $1,145,957 respectively.

The table below summarizes the Company’s debt arising from the above-described sources as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Private placements - March 1, 2010*	$475,000	$475,000
Private placements - October 25, 2010	487,500	487,500
	$962,500	$962,500

*	Of the 2010 placements above, $75,000 is due to a related party.

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

Certain Debenture holders obtained a judgment for amounts due relating to their Debentures. Post judgment interest shall only apply to the $1.5 million principal due under their Debentures. Total accrued interest due on all outstanding Debentures amounted to $783,966 and $750,719 at March 31, 2024 and December 31, 2023 respectively.

Note 7. Short Term Notes and Interest-Bearing Advance

Promissory Notes

On June 9, 2017, the Company entered into a Promissory Note with an unrelated lender in exchange for proceeds in the amount of $15,000. Interest on the note was 12.5% per annum and payable March 1 of each year the note remained outstanding. Payment in full of the Note was due June 9, 2019. On July 20, 2023, the Noteholder agreed to extend the maturity date of the note to June 9, 2025. Mississippi Gaming Corporation, a wholly owned subsidiary of the Company, guaranteed the Note. In addition, the President of the Company agreed to personally guarantee the Note and to personally secure the Note with an assignment of proceeds due to her under the first lien on the Diamondhead property. The interest payments since March 1, 2018 have been due. In the fourth quarter of 2023, the Company fully repaid the principal amount of $15,000 and settled the accrued interest due on this obligation, which amounted to $14,165.

Bank Credit Facility

Wells Fargo Bank provided an unsecured credit facility of up to $15,000 to the Company. The facility required a variable monthly payment of amounts borrowed plus interest, which was applied at 11.24% on direct charges and 24.99% on any cash advanced through the facility. At March 31, 2024 and December 31, 2023, a principal balance of $18,004 remained outstanding on the facility. The lending bank has since cancelled privileges under the facility for non-payment.

Interest Bearing Advances

In 2016, the Company received cash advances totaling $47,500 from seven lenders which included $22,500 from third parties (see Note 8 for related party advances). The proceeds from the cash advances were earmarked for the payment of accounting and auditing fees and other expenses required to file the Company’s Form 10-Q. On August 25, 2016, the Company issued a Note to the foregoing lenders, which matures four years from the date of issuance and bears interest at 8% per annum, with a full year of interest accruing in any year in which the advance remains unpaid. Accrued interest due on the above notes amounted to $20,600 and $16,400 at March 31, 2024 and December 31, 2023.

On February 2, 2017, the Company borrowed $25,000 from an unrelated third party. The Note carries an annual interest rate of approximately 12.5% and is past due. The Company is in default and as such, the lender may increase the interest rate due by an amount of up to 3% per annum in excess of the rate then otherwise applicable. The Company does not have the funds to repay the advance. The President of the Company has agreed to personally secure the note with an assignment of proceeds due to her under the first lien on the Property. Accrued interest on this obligation amounted to $7,431 and $6,644 at March 31, 2024 and December 31, 2023, respectively.

Of the amounts discussed above, $65,504 in short-term notes and advances are in default under the original agreed to terms.

Note 8. Current Notes Payable Due Related Parties

In 2016, the Company received cash advances totaling $47,500 from seven lenders which included $25,000 from three Current Directors of the Company (see Note 7). The proceeds from the cash advances were earmarked for the payment of accounting and auditing fees and other expenses required to file the Company’s Form 10-Q. On August 25, 2016, the Company issued a Note to the foregoing lenders, which matures four years from the date of issuance and bears interest at 8% per annum, with a full year of interest accruing in any year in which the advance remains unpaid. Accrued interest due on the above notes amounted to $18,000 and $16,000 at March 31, 2024 and December 31, 2023.These amounts are included in current liabilities on the balance sheets as March 31, 2024 and December 31, 2023. This note is secured by a second lien on the Diamondhead Property.

In the third quarter of 2016, the Chairman of the Board of Directors of the Company loaned the Company $90,000. On August 25, 2016, the Company issued a Note to the Chairman of the Board. The Note bears interest at 14% per annum effective August 1, 2016 and matures four years from the date of issuance. The proceeds of the loan were used for the payment of Mississippi property taxes and auditing, accounting and other corporate expenses. Accrued interest due on the above note amounted to $96,658 and $93,482 as of March 31, 2024 and December 31, 2023 respectively.

In July 2017, at the request of the Company, the current Chairman of the Board of Directors, who is also a Vice President of the Company (“the Chairman”), paid all property taxes due, together with all interest due thereon, to Hancock County, Mississippi on the approximate 400-acre tract of land, owned by Mississippi Gaming Corporation, a wholly owned subsidiary of the Company. The total amount advanced was $67,628.

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

The Chairman advanced the $67,628 on condition that: (i) the advance constitute a lien with interest at 4% per annum under that Land Deed of Trust recorded September 26, 2014; (ii) he be paid additional interest of 11% per annum on the amount advanced and owing and that the full 11% interest per annum is payable during any calendar year in which all or part of the amount advanced and owing or interest due thereon remains unpaid; (iii) this additional interest obligation be treated as a separate and secured debt of the Company, to be evidenced by a separate note and is secured with a separate and third lien to be placed on the Property (hereafter “the Third Lien”); (iv) the entire obligation will be treated as an advance to be paid out of any subsequent incoming financing obtained by the Company or any amounts recovered by the Company from a defendant in that collection action brought by the Company in the Circuit Court of Montgomery County, Maryland; and (v) he be indemnified for any losses sustained on the sale of that common stock sold to cover the payment of real estate property taxes and any credit card fees associated with payment (“the indemnification”). The Chairman identified the common stock sold and provided the Company with the documentation required to document the sale of said stock and to calculate the loss, if any, on said stock. The fair value measurement of the derivative indemnification liability at December 31, 2021 was developed using Level 1 inputs, which was valued at $0. On February 4, 2022, the Board of Directors entered into an agreement with the Chairman to issue 35,000 shares of common stock of the Company to the Chairman to repurchase the indemnification. See Note 11. On September 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from the date of issue to the Chairman for an amount up to $100,000 to cover the principle and interest due with respect to this note. On August 21, 2018, Mississippi Gaming Corporation placed a third lien on the Property to secure this obligation for $100,000. Accrued interest on the note amounted to $77,648 and $69,527 at March 31, 2024 and December 31, 2023, respectively.

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

On February 17, 2023, the Board of Directors agreed to issue a non-interest bearing promissory note to the Chairman in the principal amount of $25,000 together with 50,000 shares of common stock of the Company. The note was issued in connection with the Chairman advancing funds to pay off accounts payable on behalf of the Company. The note is not convertible. As of the issuance date of these unaudited condensed consolidated financial statements, no shares have been issued. The Company recorded a fair value of the stock of $17,500, which was determined by the fair value of the Company’s common stock at the date of the loan. The fair value of the stock was recorded as a debt discount, which will be amortized to interest expense over the life of the note. During the three months ended March 31, 2024, debt discount was fully amortized to interest expense to related parties. On November 1, 2023, as previously agreed, the Company paid the Chairman the $25,000 advanced out of the proceeds of the eminent domain settlement.

On July 28, 2023, the Board of Directors agreed to issue a non-interest bearing promissory note to the Chairman in the principal amount of $75,000 together with 150,000 shares of common stock of the Company. The note was issued in connection with the Chairman advancing funds to pay off property taxes due for the year 2022 on the Diamondhead, Mississippi Property and fees due to Company’s outside auditor for review of Form 10Q for the period ending June 30, 2023, on behalf of the Company. The note is not convertible. As of the issuance date of these financial statements, no shares have been issued. The Company recorded a fair value of the stock of $52,500, which was determined by the fair value of the Company’s common stock at the date of the loan. The fair value of the stock was recorded as a debt discount, which will be amortized to interest expense over the life of the note. During the three months ended March 31, 2024, $13,209 of debt discount was amortized to interest expense to related parties. On November 1, 2023, as previously agreed, the Company paid the Chairman the $75,000 advanced out of the proceeds of the eminent domain settlement.

As of March 31, 2024, the Chairman had advanced a total of $467,953, net of repayment of $16,250, under both the March 2018 and March 2019 arrangements and was owed accrued interest in the amount of $409,622 and $349,415 as on both March 31, 2024 and December 31, 2023.

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

As of March 31, 2024, the President had advanced a total of $5,007, net of repayments of $68,562, under this agreement. The President previously agreed to secure a $25,000 loan and interest due thereon and to secure and guarantee a $15,000 loan and interest due thereon due non-related parties discussed above. The President is also personally liable for certain bank-issued credit cards used by the Company to pay expenses incurred by the Company in the approximate amount of $18,000. On September 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from date of issue, to the President for an amount up to $100,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi gaming Corporation placed a third lien on the Diamondhead Property to secure this obligation for $100,000. Accrued interest due on this note amounted to $22,249 and $23,763 as at March 31, 2024 and December 31, 2023.

The third lien placed on the Diamondhead Property, which secures the above three promissory notes, totals up to $400,000 and is payable to the Chairman of the Board ($300,000) and President ($100,000) of the Company.

The principal balance of the notes payable due to the officers and directors discussed above was $685,392, net of debt discount of $17,128 and $669,279, net of debt discount of $33,241, as of March 31, 2024 and December 31, 2023 respectively.

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

From April 2021 to June 2022, thirteen liens were placed on the Property to secure these notes. There is a call for the issuance of a total of 760,000 shares of common stock in connection with the notes and liens, however, no shares have been issued to date. In December 2020, the Company recorded a fair value of the stock of $22,050, which was determined by the fair value of the Company’s common stock at the date of each loan issuance. In 2021, the Company recorded a fair value of the stock pertaining to the 2021 notes of $102,000. In 2022, the Company recorded a fair value of the stock pertaining to the 2022 notes of $98,000. The fair value of the stock was recorded as a debt discount, which has been fully amortized to interest expense as of December 31 2023.

On July 25, 2023 and August 8, 2023, the Company entered into two additional promissory notes with unrelated lenders in exchange for a principal amount of $20,000 each. The Company received total proceeds of $40,000 for the notes. These notes are non-interest bearing and mature in one year after the notes’ issuance. In exchange for the loans, the Company also agreed to issue 40,000 shares of common stock of the Company to each lender and agreed to pay each lender the principal due on each note out of the proceeds expected to be received from the settlement of an eminent domain proceeding. The notes are not convertible. As of the issuance date of these unaudited condensed consolidated financial statements, no shares have been issued. The Company recorded a fair value of the stock of $27,200, which was determined by the fair value of the Company’s common stock at the date of the loan. The fair value of the stock was recorded as a debt discount, which will be amortized to interest expense over the life of the note. During the three months ended March 31, 2024, $6,781 of debt discount was amortized to interest expense to others. On November 1, 2023, as previously agreed, the Company paid the two lenders $20,000 each out of the proceeds of the eminent domain settlement.

During the three months ended March 31, 2024, and 2023, $6,781 and $22,234 of the debt discount was amortized to interest expense to others. As of March 31, 2024 and December 31, 2023, total notes payable due others, net of unamortized discount, was $548,520 and $541,739, respectively.

Note 10. Long Term Notes and Interest-Bearing Advance

Promissory Notes

On June 9, 2017, the Company entered into a Promissory Note with an unrelated lender in exchange for proceeds in the amount of $15,000. Interest on the note was 12.5% per annum and payable March 1 of each year the note remained outstanding. Payment in full of the Note was due June 9, 2019. On July 20, 2023, the Noteholder agreed to extend the maturity date of the note to June 9, 2025. Mississippi Gaming Corporation, a wholly owned subsidiary of the Company, guaranteed the Note. In addition, the President of the Company agreed to personally guarantee the Note and to personally secure the Note with an assignment of proceeds due to her under the first lien on the Diamondhead property. On November 28, 2023, the Company fully repaid $15,000 along with the accrued interest due on this obligation and no further amount was outstanding.

Note 11. Related Party Transactions

As of March 31, 2024, the President of the Company is owed deferred salary in the amount of $3,716,996 and the Vice President and the current Chairman of the Board of Directors of the Company is owed deferred salary in the amount of $121,140. The Board of directors agreed to pay interest at 9% per annum on the foregoing amounts owed. Interest expense under this agreement amounted to $77,963 during the three months ended March 31, 2024 and 2023, respectively. Total interest accrued under this agreement totaled $2,315,840 and $2,237,878 as of March 31, 2024 and December 31, 2023, respectively.

The Company has a month-to-month lease with the President and then-Chairman of the Board of Directors of the Company, for office space owned by the President in Alexandria, Virginia. The lease calls for monthly base rent in the amount of $4,534 and payment of associated costs of insurance, real estate taxes, utilities and other expenses. Rent expense associated with this lease amounted to base rent in the amount of $13,602 and associated rental costs of $8,699 for a total of $22,301 for the three months ended March 31, 2024 and base rent of $13,602 and associated rental costs of $8,145 for a total of $21,747 for the three months ended March 31, 2023. Payment of $13,602 and 0 was made in three months ended March 31, 2024 & March 31, 2023 respectively. At March 31, 2024 and December 31, 2023, amounts owed for base rent and associated rental costs totaled $610,958 and $602,252, respectively.

Directors of the Company are entitled to a director’s fee of $15,000 per year for their services. The Company has been unable to pay directors’ fees to date. A total of $951,250 and $928,750 was due and owing to the Company’s current and former directors as of March 31, 2024 and December 31, 2023, respectively. Directors have previously been compensated and may, in the future, be compensated for their services with cash, common stock, or options to purchase common stock of the Company.

On February 4, 2022, the Board of Directors entered into an agreement with Mr. Harrison, the Chairman of the Board of Directors, to issue 35,000 shares of common stock of the Company to Mr. Harrison to repurchase the indemnifications the Company had previously agreed to pay Mr. Harrison for losses, if any, suffered on certain stock he had sold in prior years in an unrelated company to raise funds to pay property taxes due on the Diamondhead, Mississippi Property and to lend additional funds to the Company. This repurchase eliminates any risk to the Company arising from the indemnification which could have been material. During the three months ended March 31, 2024, the Company recorded stock-based compensation of $0 for the fair value of these shares, which have not yet been issued as of the issuance date of these unaudited condensed consolidated financial statements.

On February 17, 2023, the Board of Directors agreed to issue a non-interest bearing promissory note to the Chairman in the principal amount of $25,000 together with 50,000 shares of common stock of the Company. The note was issued in connection with the Chairman advancing funds to pay off accounts payable on behalf of the Company.

On July 28, 2023, the Board of Directors agreed to issue a non-interest bearing promissory note to the Chairman in the principal amount of $75,000 together with 150,000 shares of common stock of the Company. The note was issued in connection with the Chairman advancing funds to pay property taxes on the Diamondhead Property for the year 2022 and to pay fees due to the Company’s outside auditor for review of the Form 10-Q for the period ending June 30, 2023. In exchange for the $25,000 and $75,000 loans, the Company also agreed to pay the principal due out of the proceeds expected to be received from the settlement of an eminent domain proceeding.

On November 1, 2023, as previously agreed, the Company paid the Chairman $74,520 from the proceeds of the eminent domain settlement leaving a remaining balance on the note of $480 as of December 31, 2023.

See Notes 4, 5, 7, 8 and 12 for other related party transactions.

Note 12. Commitments and Contingencies

Liens

As of March 31, 2024, the Company had placed twenty-one liens on the Company’s Diamondhead, Mississippi Property (“the Property”). No additional liens have been filed as of the filing of this report. The liens were as follows:

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

Other

The Company is currently delinquent in filing those documents and forms required to be filed in connection with its Employee Stock Ownership Plan (“ESOP”) for the year ended December 31, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016 and 2015. The Company did not have the funds to pay professionals to prepare, audit and file these documents and forms when due. Although these required filings normally do not result in any tax due to an agency of the government, the Company could be subject to significant penalties for failure to file these forms when due. Penalties are assessed by the Department of Labor on a per diem basis from the original due dates for the required informational filings until the filings are actually made. The Company has accrued $614,975 and $578,775 on the current delinquent filings as of March 31, 2024 and December 31, 2023, respectively. The Company intends to bring its ESOP-required filings current and when current, will attempt to enroll in a voluntary compliance program with the Department of Labor with respect to any penalties or fines incurred. However, there can be no assurance the Company will be able to enroll in any such program or obtain a reduction of the fines and penalties that may be due.

The Company and its subsidiaries file their federal tax return on a consolidated basis. The Company has not filed its federal tax returns for the years ended December 31, 2023, 2022, 2021, 2020, 2019, 2018, 2017 and 2016. The Company has retained an accountant to prepare its federal tax returns. The Company believes no tax will be due with these federal returns.

The Company has not filed its annual reports together with its franchise tax due with the state of Delaware for 2023, 2022, 2021, 2020, 2019 and 2018. Mississippi Gaming Corporation, a wholly owned subsidiary of the Company, has not filed its annual reports, together with its franchise tax due, with the state of Delaware for 2022, 2021, 2020, 2019 and 2018. Casino World, Inc., a wholly owned subsidiary of the Company, has not filed its annual reports, together with its franchise tax due, with the state of Delaware for 2023, 2022, 2021, 2020, 2019, 2018, 2017 and 2016. Mississippi Gaming Corporation has not filed its corporate income and franchise tax returns, together with the tax due, with the state of Mississippi for 2023, 2022, 2021, 2020, 2019, or 2018. Casino World, Inc. has not filed its corporate income and franchise tax returns, together with the tax due, with the state of Mississippi for 2023, 2022, 2021, 2020, 2019, 2018, 2017 and 2016. As of March 31, 2024, the accrued franchise taxes for Delaware and Mississippi totaled $16,660

Management Agreement

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

Unless terminated earlier pursuant to the provisions of the Agreement, the Agreement terminates five years from the first day of actual Mississippi gaming operations and provides for the payment of an annual operational term management fee of 1.2% of all gross gaming revenues between zero and $100,000,000; plus 0.75% of gross gaming revenue between $100,000,000 and $140,000,000; plus 0.5% of gross gaming revenue above $140,000,000; plus two percent of the net gaming revenue between zero and $25,000,000; plus three percent of the net gaming revenue above twenty-five million dollars $25,000,000. The Company believes this Agreement is no longer in effect. However, there can be no assurance that CAMC will not attempt to maintain otherwise which would lead to litigation

Item 2. Management’s Discussion and Analysis of Financial Condition and Financial Results

Forward Looking Statements

This section should be read together with the consolidated financial statements and related notes thereto, for the year ended December 31, 2023 included with our annual report filed on Form 10-K.

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

Liquidity

The Company has incurred continued losses over the years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has had no operations since it ended its gambling cruise ship operations in 2000. Since that time, the Company has concentrated its efforts on the development of its Diamondhead, Mississippi Property. The development of the Diamondhead Property is dependent on obtaining the necessary capital, through equity and/or debt financing, unilaterally, or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, staff, open, and operate a casino resort. In the past, the Company has been able to sustain itself through various short term borrowings. At March 31, 2024, the Company had cash of $312,884, while accounts payable and accrued expenses totaled $13,948,423 and the Company had an accumulated deficit of $47,359,649. The Company is expecting an additional $154,622 of income from its eminent domain settlement. The Company reported a net loss applicable to common shareholders of $496,847 for the three months ended March 31, 2024. Therefore, in order to sustain itself, it is imperative that the Company secure a source of funds to provide further working capital.

Management of the Company believes it will be difficult to secure suitable financing that would allow it to continue to pursue ultimate development of the Property. Therefore, on December 14, 2023, the Company entered into an agreement with an unrelated commercial real estate brokerage firm to sell all or part of the Diamondhead, Mississippi Property or to find an equity investor for the project and/or financing for the project. The agreement became effective December 14, 2023 and terminates December 31, 2025, unless extended in writing by the parties. The agreement is a non-exclusive agreement and provides for a success-based fee only.

The above conditions raise substantial doubt about the Company’s ability to continue as a going concern and its ability to generate cash to meet its cash requirements for the following twelve months as of the date of this Form 10-Q.

Financial Results and Analysis

During the three months ended March 31, 2024 and 2023, the Company incurred net losses applicable to common stockholders of $496,847 and $523,357 respectively. The decrease in the loss, which totaled $26,510 is primarily due to a decrease in interest expense

Administrative and general expenses incurred totaled $196,717 and $200,293 for the three months ending March 31, 2024 and 2023, respectively. The table below depicts the major categories comprising these expenses:

	March 31,	March 31,
	2024	2023
Payroll and Related Taxes	$75,000	$75,000
Director Fees	22,500	22,500
Professional Services	28,004	46,328
Rents and Insurances	22,301	21,747
Fines and Penalties	36,200	31,500
All Other Expenses	12,712	3,218
Total General and Administrative Expenses	$196,717	$200,293

Other Income and Expense

Interest expenses incurred totaled $251,850 and $280,752 for the three months ending March 31, 2024, and 2023, respectively, a decrease of $28,902. The decrease in 2024 is primarily attributable to a decrease in interest due on the Chairman’s related party loans from 2023 to 2024.

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

Related Party

In July 2017, the Chairman of the Board paid $67,628 for all property taxes due, together with all interest due thereon, to Hancock County, Mississippi for the approximate 400-acre tract of land (“the Diamondhead Property”), owned by Mississippi Gaming Corporation, a wholly-owned subsidiary of the Company. In 2018, the Chairman advanced additional funds totaling $205,250 to the Company. In 2019, the Chairman advanced additional funds totaling $125,396 to the Company. In 2020, the Chairman advanced additional funds totaling $69,679 to the Company. The conditions of the notes under which the Chairman agreed to make the foregoing payments and advances are discussed in full detail in Note 8 of the attached unaudited condensed consolidated financial statements.

Of particular note to these conditions is item (v) which called for the Chairman to be indemnified for any loss sustained on the sale of certain common stock sold to cover the property taxes paid. The Chairman identified the common stock sold and provided the Company with the documentation required to document the sale of said stock and to calculate the contingent future loss, if any, on said stock. Had the Company paid the note in full at December 31, 2021 in addition to the principal and interest due, the Company would not have been liable for any additional funds to indemnify the Chairman pursuant to the terms of the notes. On February 4, 2022, the Board of Directors entered into an agreement with the Chairman to issue 35,000 shares of common stock of the Company to the Chairman to repurchase the indemnification. This repurchase eliminated any risk to the Company arising from the indemnification which could have been material. During the quarters ended March 31, 2024 and 2023, the Company recorded stock-based compensation of $0 for the fair value for these shares, which have not yet been issued as of the issuance date of the attached financial statements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer, who also serves as Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as March 31, 2024. See below for management’s report.

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

The Chief Executive Officer/Chief Financial Officer conducted, under the supervision of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that material weaknesses over financial reporting existed as of March 31, 2024. Management identified the following two material weaknesses that have caused management to conclude that, as of March 31, 2024, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

As a result of the material weaknesses identified above, our internal control over financial reporting was not effective as of March 31, 2024. The Company has initiated a plan to address the above weakness. While segregation of duties is very difficult in a small company with only one employee, the Company intends to utilize third-party consultants to ensure effective financial reporting and disclosures are met.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of the year ending March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 1, 2023, Cooperative Energy filed a Motion to Approve Settlement, an Amended Statement of Values and a Notice of Hearing for September 11, 2023. Cooperative Energy served all interested parties, including all persons or entities holding liens on the Diamondhead Property, as defendants in the case. On September 26, 2023, the Court entered an Order Granting Plaintiff Right of Immediate Title and Possession. On October 17, 2023, the Court entered an Order Approving Settlement in the amount of $1,000,000 and entered an Order Approving Disbursement of Funds to MGC. On October 20, 2023, MGC received $845,378 as part of the settlement amount. The parties are working on the wording of the two easements: a Cooperative Energy Right-Of-Way Easement and an Access Road Easement. Once the easements are finalized and signed, Cooperative Energy will pay MGC the remaining amount due of $154,622.

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

The Company is in arrears on the payment of dividends due on its three series of preferred stock currently issued and outstanding. The Company has not paid preferred dividends due in the first three months of 2024 in the amount of $10,400 on its Series S-PIK preferred stock. The table below summarizes total preferred stock dividends in arrears at March 31, 2024.

Total Amount
Description	In Arrears

Series S	$375,000
Series S-NR	375,000
Series S-PIK	530,400

Total in arrears	$1,280,400

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

DIAMONDHEAD CASINO CORPORATION

Date: May 15, 2024		/s/ Deborah A. Vitale
	By:	Deborah A. Vitale
Chief Executive Officer

