Form 10-Q
period 2024-06-30
DIAMONDHEAD CASINO CORP
filed 2024-08-14
CIK 844887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of shares outstanding as of August 13, 2024: 39,052,472.

DIAMONDHEAD CASINO CORPORATION

I

DIAMONDHEAD CASINO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023

ASSETS
Current assets:
Cash	$74,745	$426,124
Total current assets	74,745	426,124
Land (Note 3)	5,233,204	5,233,204
Other receivable	154,622	154,622
Other assets	200,080	80
Total assets	5,662,651	5,814,030

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses due related parties (Note 4)	$8,705,147	8,315,187
Accounts payable and accrued expenses - others (Note 4)	5,634,552	5,272,524
Convertible notes and line of credit payable (Note 5)	1,962,500	1,962,500
Debenture payable (Note 6)	50,000	50,000
Convertible debenture payable (Note 6)	1,800,000	1,800,000
Short term notes and interest bearing advance (Note 7)	65,504	65,504
Notes payable due related parties (net of unamortized debt discount of $3,918 and $33,241 respectively) (Note 8)	698,601	669,279
Notes payable due others (net of unamortized debt discount of $2,125 and $15,761 respectively) (Note 9)	555,376	541,739
Total current liabilities	19,471,680	18,676,733
Non-current liabilities
Total liabilities	19,471,680	18,676,733

Commitments and contingencies (Notes 3 and 12)

Stockholders’ deficit:
Preferred stock, $0.01 par value; shares authorized 5,000,000, outstanding 2,086,000 at June 30, 2024 and December 31, 2023 (aggregate liquidation preference of $2,519,080 at June 30, 2024 and December 31, 2023)	20,860	20,860
Common stock, $0.001 par value; shares authorized 50,000,000, issued: 39,052,472 at June 30, 2024 and December 31, 2023 outstanding: 36,297,576 at June 30, 2024 and December 31, 2023	39,052	39,052
Additional paid-in capital	36,687,991	36,663,780
Unearned ESOP shares	(2,490,662)	(2,490,662)
Accumulated deficit	(47,833,339)	(46,862,802)
Treasury stock, at cost, 1,084,431 shares at June 30, 2024 and December 31, 2023	(232,931)	(232,931)
Total stockholders’ deficit	(13,809,029)	(12,862,703)
Total liabilities and stockholders’ deficit	$5,662,651	$5,814,030

DIAMONDHEAD CASINO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30,

(UNAUDITED)

	Three Months Ended
	June 30,
	2024	2023

COSTS AND EXPENSES
Administrative and general	$216,756	$183,015
Other	17,154	16,912
Total costs and expenses	233,910	199,927

OTHER EXPENSE
Interest expense:
Related parties	99,399	98,481
Other	114,981	68,904
Total other expense	214,380	167,385

NET LOSS	(448,290)	(367,312)

PREFERRED STOCK DIVIDENDS	(25,400)	(25,400)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(473,690)	$(392,712)

Weighted average common shares outstanding - basic and diluted	36,297,576	36,297,576
Net loss per common share - basic and diluted	$(0.01)	$(0.01)

DIAMONDHEAD CASINO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30,

(UNAUDITED)

	Six Months Ended
	June 30,
	2024	2023

COSTS AND EXPENSES
Administrative and general	413,473	$383,308
Other	40,034	33,824
Total costs and expenses	453,507	417,132

OTHER EXPENSE
Interest expense:
Related parties	205,172	270,184
Other	261,058	177,953
Total other expense	466,230	448,137

NET LOSS	(919,737)	(865,269)

PREFERRED STOCK DIVIDENDS	(50,800)	(50,800)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(970,537)	$(916,069)

Weighted average common shares outstanding - basic and diluted	36,297,576	36,297,576
Net loss per common share - basic and diluted	$(0.03)	$(0.03)

DIAMONDHEAD CASINO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

					Additional						Total
	Preferred Stock		Common Stock		Paid-in	Unearned ESOP		Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Shares	Amount	Deficit

Balances at January 1, 2023	2,086,000	20,860	39,052,472	39,052	36,122,078	1,750,010	$(2,609,264)	$(45,351,375)	1,004,886	$(216,227)	$(11,994,876)
Common stock to be issued in connection with notes payable - related parties	-	-	-	-	17,500	-	-	-	-	-	17,500
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(497,957)	-	-	(497,957)
Balances at March 31, 2023	2,086,000	20,860	39,052,472	39,052	36,139,578	1,750,010	(2,609,264)	(45,874,732)	1,004,886	(216,227)	(12,500,733)
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(367,312)	-	-	(367,312)
Balances at June 30, 2023	2,086,000	$20,860	39,052,472	$39,052	$36,139,578	1,750,010	$(2,609,264)	$(46,267,444)	1,004,886	$(216,227)	$(12,893,445)

Balances at January 1, 2024	2,086,000	20,860	39,052,472	39,052	36,663,780	1,670,465	$(2,490,662)	$(46,862,802)	1,084,431	$(232,931)	$(12,862,703)
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(471,447)	-	-	(471,447)
Balances at March 31, 2024	2,086,000	20,860	39,052,472	39,052	36,663,780	1,670,465	(2,490,662)	(47,359,649)	1,084,431	(232,931)	(13,359,550)
Common stock to be issued in connection with notes payable - related parties	-	-	-	-	3,297	-	-	-	-	-	3,297
Common stock to be issued in connection with notes payable - others	-	-	-	-	20,914	-	-	-	-	-	20,914
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(448,290)	-	-	(448,290)
Balances at June 30, 2024	2,086,000	$20,860	39,052,472	$39,052	$36,687,991	1,670,465	$(2,490,662)	$(47,833,339)	1,084,431	$(232,931)	$(13,809,029)

DIAMONDHEAD CASINO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(UNAUDITED)

	Six Months Ending
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(919,737)	$(865,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	42,959	32,168
Common stock to be issued in connection with interest on notes	24,211	-
Changes in operating assets and liabilities:
Other assets	(200,000)
Accounts payable and accrued expenses - related parties	339,160	458,064
Accounts payable and accrued expenses – other	362,028	298,709
Net cash used in operating activities	(351,379)	(76,328)
Cash flows from financing activities:
Proceeds from non-interest bearing advances from related parties	-	22,500
Net cash provided by financing activities	-	22,500
Net decrease in cash	(351,379)	(53,828)
Cash at beginning of period	426,124	55,885
Cash at end of period	$74,745	$2,057

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash financing activities:
Common stock to be issued in connection with notes payable - related parties	$3,297	$17,500
Common stock to be issued in connection with notes payable - others	$20,914	$-
Unpaid preferred stock dividends in accounts payable and accrued expenses	$50,800	$50,800

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

Note 2. Liquidity and Going Concern

These unaudited condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses over the past several years, has no operations, generates no operating revenues and as reflected in the accompanying unaudited condensed consolidated financial statements, incurred a net loss applicable to common stockholders of $970,537 and $916,069 for the six months ended June 30, 2024 and 2023 respectively. In addition, the Company had an accumulated deficit of $47,833,339 on June 30, 2024. Due to its lack of financial resources, the Company has been forced to explore other alternatives, including the sale of part or all the Property.

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

In the past, in order to raise capital to continue to pay on-going costs and expenses, the Company has borrowed funds, through Private Placements of convertible instruments as well as through other secured notes which are more fully described in Notes 5 through 9 to these unaudited condensed consolidated financial statements. The Company is in default with respect to payment of both principal and interest under the terms of most of these instruments. In addition, at June 30, 2024, the Company had $14,339,699 of accounts payable and accrued expenses, $74,745 in cash on hand and $200,000 in Certificates of Deposit.

The above conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual audited consolidated financial statements and, in our opinion, reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the six months ended June 30, 2024 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2023, attached to our annual report on Form 10-K.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Diamondhead Casino Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Land development costs, which have been capitalized, consist of the following at June 30, 2024 and December 31, 2023:

	June 30,	December, 31
	2024	2023
Land	$4,691,430	$4,691,430
Licenses	77,000	77,000
Engineering and costs associated with permitting	464,774	464,774
	$5,233,204	$5,233,204

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

On September 1, 2023, Cooperative Energy filed a Motion to Approve Settlement, an Amended Statement of Values and a Notice of Hearing for September 11, 2023. On September 26, 2023, the Court entered an Order Granting Plaintiff Right of Immediate Title and Possession. On October 17, 2023, the Court entered an Order Approving Settlement in the amount of $1,000,000 and entered an Order Approving Disbursement of Funds to MGC. On October 20, 2023, MGC received $845,378 as part of the settlement amount. The parties are working on the wording of two easements: a Cooperative Energy Right-Of-Way Easement and an Access Road Easement. Once the easements are finalized and signed, Cooperative Energy will pay MGC the remaining amount due of $154,622. Therefore, the Company recorded a receivable of $154,622 on the consolidated balance sheet as of June 30, 2024 and December 31, 2023.

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

Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. No impairment existed as of June 30, 2024 and December 31, 2023.

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

The table below summarizes the components of potential dilutive securities at June 30, 2024 and 2023.

	June 30,	June 30,
Description	2024	2023
Convertible Preferred Stock	$260,000	$260,000
Options to purchase Common Shares	4,555,000	4,555,000
	$4,815,000	$4,815,000

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

The ASU is effective for fiscal years beginning after December 15, 2023. The ASU did not have any impact on the Company’s financial statements.

No other recent accounting pronouncements were issued by FASB that are believed by management to have a material impact on the Company’s present or future financial statements.

Note 4. Accounts Payable and Accrued Expenses

The table below outlines the elements included in accounts payable and accrued expenses at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Related parties:
Accrued payroll due officers	3,998,006	$3,869,711
Accrued interest due officers and directors	3,096,427	2,897,159
Accrued director fees	973,750	928,750
Base rents due to the President	403,276	403,276
Associated rental costs	216,380	198,983
Other	17,308	17,308
Total related parties	$8,705,147	$8,315,187

Non-related parties:
Accrued interest	$3,339,467	$3,115,463
Accrued dividends	1,305,800	1,270,000
Accrued fines and penalties	651,175	578,775
Other	338,110	308,286
Total non-related parties	$5,634,552	$5,272,524

Note 5. Convertible Notes and Line of Credit

Line of Credit

In 2008, the Company entered into an agreement with an unrelated third party for an unsecured Line of Credit up to a maximum of $1,000,000. The Line of Credit carries an interest rate on amounts borrowed of 9% per annum. All funds originally advanced under the facility were due and payable by November 1, 2012. As an inducement to provide the facility, the lender was awarded an immediate option to purchase 50,000 shares of common stock of the Company at $1.75 per share. In addition, the lender received an option to purchase a maximum of 250,000 additional shares of common stock of the Company at $1.75 per share. The options expire following repayment in full by the Company of the amount borrowed. The Company is in default under the repayment terms of the agreement. At June 30, 2024 and December 31, 2023, the unpaid principal and accrued interest due on the obligation totaled $2,347,559 and $2,302,929, respectively.

Convertible Notes

Convertible Notes issued pursuant to the two Private Placements total $962,500 in principal and became due and payable beginning in March 2012 and extending to various dates through June 2013. As of the date of the filing of this report, all the aforementioned debt obligations remain unpaid and in default under the repayment terms of the notes. In November 2020, the Superior Court of the State of Delaware awarded Judgments in favor of certain holders of these Promissory Notes who filed suit against the Company. As a result, the Company must carry an aggregate of $486,796 (total principal and interest) as debt owed to these noteholders. As of June 30, 2024 and December 31, 2023, all Notes issued had a total outstanding principal of $962,500 and accrued interest, including the additional interest awarded pursuant to the Court Judgments, of $1,185,412 and $1,145,957 respectively.

The table below summarizes the Company’s debt arising from the above-described sources as of June 30, 2024 and December 31, 2023:

	June 30,	June 30,
	2024	2023
Private placements - March 1, 2010*	$475,000	$475,000
Private placements - October 25, 2010	487,500	487,500
	$962,500	$962,500

*	Of the 2010 placements above, $75,000 is due to a related party.

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

Certain Debenture holders obtained a judgment for amounts due relating to their Debentures. Post judgment interest shall only apply to the $1.5 million of principal due under their Debentures. Total accrued interest due on all outstanding Debentures amounted to $817,213 and $750,719 at June 30, 2024 and December 31, 2023 respectively.

Note 7. Short Term Notes and Interest-Bearing Advance

Promissory Notes

On June 9, 2017, the Company entered into a Promissory Note with an unrelated lender in exchange for proceeds in the amount of $15,000. Interest on the note was 12.5% per annum and payable March 1 of each year the note remained outstanding. Payment in full of the Note was due June 9, 2019. On July 20, 2023, the Noteholder agreed to extend the maturity date of the note to June 9, 2025 with the understanding that the note would be paid in full from the proceeds of an expected eminent domain settlement. Mississippi Gaming Corporation, a wholly owned subsidiary of the Company, guaranteed the Note. In addition, the President of the Company agreed to personally guarantee the Note and to personally secure the Note with an assignment of proceeds due to her under the first lien on the Diamondhead property. The interest payments due on the note since March 1, 2018 were in default. In the fourth quarter of 2023, the Company fully repaid the principal amount of $15,000 and settled the accrued interest due on this obligation, which amounted to $14,165.

Bank Credit Facility

Wells Fargo Bank provided an unsecured credit facility of up to $15,000 to the Company. The facility required a variable monthly payment of amounts borrowed plus interest, which was applied at 11.24% on direct charges and 24.99% on any cash advanced through the facility. At June 30, 2024 and December 31, 2023, a principal balance of $0 on the facility. The lending bank has since cancelled privileges under the facility for non-payment.

Interest Bearing Advances

In 2016, the Company received cash advances totaling $47,500 from seven lenders which included $22,500 from third parties (see Note 8 for related party advances). The proceeds from the cash advances were earmarked for the payment of accounting and auditing fees and other expenses required to file the Company’s Form 10-Q. On August 25, 2016, the Company issued a Note to the foregoing lenders, which matures four years from the date of issuance and bears interest at 8% per annum, with a full year of interest accruing in any year in which the advance remains unpaid. Accrued interest due on the above notes amounted to $17,800 and $16,400 at June 30, 2024 and December 31, 2023 respectively.

On February 2, 2017, the Company borrowed $25,000 from an unrelated third party. The note carries an annual interest rate of approximately 12.5% and is past due. The Company is in default and as such, the lender may increase the interest rate due by an amount of up to 3% per annum in excess of the rate then otherwise applicable. The Company does not have the funds to repay the advance. The President of the Company has agreed to personally secure the note with an assignment of proceeds due to her under the first lien on the Property. Accrued interest on this obligation amounted to $7,212 and $6,644 at June 30, 2024 and December 31, 2023 respectively.

Of the amounts discussed above, $47,500 in short-term notes and advances are in default under the original agreed upon terms.

Note 8. Current Notes Payable Due Related Parties

In 2016, the Company received cash advances totaling $47,500 from seven lenders which included $25,000 from three Current Directors of the Company (see Note 7). The proceeds from the cash advances were earmarked for the payment of accounting and auditing fees and other expenses required to file the Company’s Form 10-Q. On August 25, 2016, the Company issued a Note to the foregoing lenders, which matures four years from the date of issuance and bears interest at 8% per annum, with a full year of interest accruing in any year in which the advance remains unpaid. Accrued interest due on the above notes amounted to $18,000 and $16,000 at June 30, 2024 and December 31, 2023.These amounts are included in current liabilities on the balance sheets as June 30, 2024 and December 31, 2023. This note is secured by a second lien on the Diamondhead Property.

In the third quarter of 2016, the Chairman of the Board of Directors of the Company loaned the Company $90,000. On August 25, 2016, the Company issued a Note to the Chairman of the Board. The Note bears interest at 14% per annum effective August 1, 2016 and matures four years from the date of issuance. The proceeds of the loan were used for the payment of Mississippi property taxes and auditing, accounting and other corporate expenses. Accrued interest due on the note amounted to $99,834 and $93,482 as of June 30, 2024, and December 31, 2023, respectively.

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

The Chairman advanced the $67,628 on condition that: (i) the advance constitute a lien with interest at 4% per annum under that Land Deed of Trust recorded September 26, 2014; (ii) he be paid additional interest of 11% per annum on the amount advanced and owing and that the full 11% interest per annum is payable during any calendar year in which all or part of the amount advanced and owing or interest due thereon remains unpaid; (iii) this additional interest obligation be treated as a separate and secured debt of the Company, to be evidenced by a separate note and is secured with a separate and third lien to be placed on the Property (hereafter “the Third Lien”); (iv) the entire obligation will be treated as an advance to be paid out of any subsequent incoming financing obtained by the Company or any amounts recovered by the Company from a defendant in that collection action brought by the Company in the Circuit Court of Montgomery County, Maryland; and (v) he be indemnified for any losses sustained on the sale of that common stock sold to cover the payment of real estate property taxes and any credit card fees associated with payment (“the indemnification”). The Chairman identified the common stock sold and provided the Company with the documentation required to document the sale of said stock and to calculate the loss, if any, on said stock. The fair value measurement of the derivative indemnification liability at December 31, 2021 was developed using Level 1 inputs, which was valued at $0. On February 4, 2022, the Board of Directors entered into an agreement with the Chairman to issue 35,000 shares of common stock of the Company to the Chairman to repurchase the indemnification. See Note 11. On September 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from the date of issue to the Chairman for an amount up to $100,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi Gaming Corporation placed a third lien on the Property to secure this obligation for $100,000. Accrued interest on the note amounted to $78,330 and $69,527 at June 30, 2024 and December 31, 2023, respectively.

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

On May 30, 2021, the Chairman of the Board of the Company loaned the Company $50,000. The note is non-interest bearing and matures one year from the date of issuance. The Company placed a sixteenth lien on the Property in July 2021 to secure this non-interest bearing note which totals $50,000 in principal and calls for the issuance of 100,000 shares of common stock. The note is not convertible. As of the issuance date of these unaudited condensed consolidated financial statements, no shares have been issued. The Company recorded a fair value of the stock of $33,500, which was determined by the fair value of the Company’s common stock at the date of the loan. The fair value of the stock was recorded as a debt discount, which will be amortized to interest expense over the life of the note. Debt discount was fully amortized during 2022. In May 2024, the Company agreed to pay additional interest and issue additional shares of common stock to the Chairman based on the date the note entered into default. As of June 30, 2024, the Company recorded $3,297 in stock compensation pertaining to 31,397 shares of common stock that the Company agreed to issue.

On February 17, 2023, the Board of Directors agreed to issue a non-interest bearing promissory note to the Chairman in the principal amount of $25,000 together with 50,000 shares of common stock of the Company. The note was issued in connection with the Chairman advancing funds to pay accounts payable on behalf of the Company. The note is not convertible. As of the issuance date of these unaudited condensed consolidated financial statements, no shares have been issued. The Company recorded a fair value of the stock of $17,500, which was determined by the fair value of the Company’s common stock at the date of the loan. The fair value of the stock was recorded as a debt discount, which will be amortized to interest expense over the life of the note. During the Six months ended June 30, 2024, debt discount was fully amortized to interest expense to related parties. On November 1, 2023, as previously agreed, the Company paid the Chairman the $25,000 advanced out of the proceeds of the eminent domain settlement.

On July 28, 2023, the Board of Directors agreed to issue a non-interest bearing promissory note to the Chairman in the principal amount of $75,000 together with 150,000 shares of common stock of the Company. The note was issued in connection with the Chairman advancing funds to pay property taxes due for the year 2022 on the Diamondhead, Mississippi Property and fees due to the Company’s outside auditor for review of the Company’s Form 10-Q for the period ending June 30, 2023. The note is not convertible. As of the issuance date of these financial statements, no shares have been issued. The Company recorded a fair value of the stock of $52,500, which was determined by the fair value of the Company’s common stock at the date of the loan. The fair value of the stock was recorded as a debt discount, which will be amortized to interest expense over the life of the note. During the six months ended June 30, 2024, $29,048 of debt discount was amortized to interest expense to related parties. On November 1, 2023, as previously agreed, the Company paid the Chairman the $75,000 advanced out of the proceeds of the eminent domain settlement.

As of June 30, 2024, the Chairman had advanced a total of $467,953, net of repayment of $16,250, under both the March 2018 and March 2019 arrangements and was owed accrued interest in the amount of $409,622 and $349,415 as of June 30, 2024 and December 31, 2023.

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

As of June 30, 2024, the President had advanced a total of $5,007, net of repayments of $68,562, under this agreement. The President previously agreed to secure a $25,000 loan and interest due thereon and to secure and guarantee a $15,000 loan and interest due thereon due non-related parties discussed above. The President is also personally liable for certain bank-issued credit cards used by the Company to pay expenses incurred by the Company in the approximate amount of $18,000. On September 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from date of issue to the President for an amount up to $100,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi gaming Corporation placed a third lien on the Diamondhead Property to secure this obligation for $100,000. Accrued interest due on this note amounted to $22,249 and $23,763 as at June 30, 2024 and December 31, 2023.

The third lien placed on the Diamondhead Property, which secures the above three promissory notes, is for a maximum of $400,000 and is payable to the Chairman of the Board ($300,000) and President ($100,000) of the Company.

The principal balance of the notes payable due to the officers and directors discussed above was $698,601, net of debt discount of $3,918 and $669,279, net of debt discount of $33,241, as of June 30, 2024 and December 31, 2023, respectively.

Note 9. Notes Payable Due Others

In October 2017, the Company entered a settlement with a holder of $150,000 of convertible notes as described in Note 5 above. As part of the settlement, the Company agreed to pay legal fees in the amount of $50,000 and issued a four-year note at 0% interest to satisfy this obligation. The note is currently in default.

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

In January and February 2021, the Company entered into two promissory notes with unrelated lenders in exchange for principal amounts of $25,000 and $31,250. The Company received total proceeds of $50,000 for the notes, resulting in an original issue discount of $6,250. This original issue discount was recorded as a debt discount, which will be amortized to interest expense over the life of the notes. The notes are non-interest bearing and matured in January and February 2022, respectively, one year after the notes’ issuances. These notes are currently in default.

In April and May 2021, the Company entered into three promissory notes with unrelated lenders in exchange for principal amounts of $70,000, $25,000 and $25,000. The Company received total proceeds of $100,000 for the three notes, resulting in an original issue discount of $20,000. This original issue discount was recorded as a debt discount, which will be amortized to interest expense over the life of the notes. The notes are non-interest bearing and matured in April and May 2022 one year after the notes’ issuances. The notes are currently in default.

In July 2021, the Company entered into a promissory note with an unrelated lender in exchange for the principal amount of $25,000. The Company received proceeds of $25,000 for the note. The note is non-interest bearing and matures in July 2022, one year after the note’s issuance. The note is currently in default.

In November 2021, the Company entered into a promissory note with an unrelated lender in exchange for the principal amount of $50,000. The Company received proceeds of $50,000 for the note. The note is non-interest bearing and matures in November 2022, one year after the note’s issuance. The note is currently in default.

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

In April 2022, the Company entered into a promissory note with an unrelated lender in exchange for the principal amount of $50,000. The Company received proceeds of $50,000 for the note. The note is non-interest bearing and matures in April 2023, one year after the note’s issuance. The note is currently in default.

From April 2021 to June 2022, thirteen liens were placed on the Property to secure the foregoing notes. There is a call for the issuance of a total of 760,000 shares of common stock in connection with the notes and liens, however, no shares have been issued to date. In December 2020, the Company recorded a fair value of the stock of $22,050, which was determined by the fair value of the Company’s common stock at the date of each loan issuance. In 2021, the Company recorded a fair value of the stock pertaining to the 2021 notes of $102,000. In 2022, the Company recorded a fair value of the stock pertaining to the 2022 notes of $98,000. The fair value of the stock was recorded as a debt discount, which has been fully amortized to interest expense as of December 31, 2023.

On July 25, 2023 and August 8, 2023, the Company entered into two promissory notes with unrelated lenders in exchange for a principal amount of $20,000 each. The Company received total proceeds of $40,000 for the notes. These notes are non-interest bearing and mature in one year after the notes’ issuance. In exchange for the loans, the Company also agreed to issue 40,000 shares of common stock of the Company to each lender and agreed to pay each lender the principal due on each note out of the proceeds expected to be received from the settlement of an eminent domain proceeding. The notes are not convertible. As of the issuance date of these unaudited condensed consolidated financial statements, no shares have been issued. The Company recorded a fair value of the stock of $27,200, which was determined by the fair value of the Company’s common stock at the date of the loan. The fair value of the stock was recorded as a debt discount, which will be amortized to interest expense over the life of the note. During the six months ended June 30, 2024, $13,563 of debt discount was amortized to interest expense to others. On November 1, 2023, as previously agreed, the Company paid the two lenders $20,000 each out of the proceeds of the eminent domain settlement.

During the six months ended June 30, 2024 and 2023, $13,563 and $24,935 of the debt discount was amortized to interest expense due to others. As of June 30, 2024 and December 31, 2023, total notes payable due others, net of unamortized discount, was $555,376 and $541,739, respectively.

In May 2024, the Company agreed to pay additional interest and issue additional shares of common stock for certain noteholders based on the dates the respective notes entered into default. As of June 30, 2024, the Company recorded $20,914 in stock compensation pertaining to 199,183 shares of common stock that the Company agreed to issue. Additionally, the Company incurred an additional $23,973 in accrued interest payable in cash to one noteholder.

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

Note 11. Related Party Transactions

As of June 30, 2024, the President of the Company is owed deferred salary in the amount of $3,791,996 and the Vice President and the current Chairman of the Board of Directors of the Company is owed deferred salary in the amount of $121,140. The Board of directors agreed to pay interest at 9% per annum on the foregoing amounts owed. Interest expenses under this agreement amounted to $171,112 during the six months ended June 30, 2024, and 2023, respectively. Total interest accrued under this agreement totaled $2,408,952 and $2,237,878 as of June 30, 2024, and December 31, 2023, respectively.

The Company has a month-to-month lease with the President and then-Chairman of the Board of Directors of the Company, for office space owned by the President in Alexandria, Virginia. The lease calls for monthly base rent in the amount of $4,534 and payment of associated costs of insurance, real estate taxes, utilities and other expenses. Rent expense associated with this lease amounted to base rent in the amount of $27,204 and associated rental costs of $17,398 for a total of $44,602 for the six months ended June 30, 2024 and base rent of $27,204 and associated rental costs of $16,475 for a total of $43,679 for the six months ended June 30, 2023. Payment of $27,204 and 0 was made in six months ended June 30, 2024 and June 30, 2023 respectively. At June 30, 2024 and December 31, 2023, amounts owed for base rent and associated rental costs totaled $619,656 and $602,252, respectively.

Directors of the Company are entitled to a director’s fee of $15,000 per year for their services. The Company has been unable to pay directors’ fees to date. A total of $973,750 and $928,750 was due and owing to the Company’s current and former directors as of June 30, 2024 and December 31, 2023, respectively. Directors have previously been compensated and may, in the future, be compensated for their services with cash, common stock, or options to purchase common stock of the Company.

On February 4, 2022, the Board of Directors entered into an agreement with the Chairman of the Board of Directors, to issue 35,000 shares of common stock of the Company to Mr. Harrison to repurchase the indemnifications the Company had previously agreed to pay the Chairman for losses, if any, suffered on certain stock he had sold in prior years in an unrelated company to raise funds to pay property taxes due on the Diamondhead, Mississippi Property and to lend additional funds to the Company. This repurchase eliminated any risk to the Company arising from the indemnification which could have been material. During the six months ended June 30, 2024, the Company recorded stock-based compensation of $0 for the fair value of these shares, which have not yet been issued as of the issuance date of these unaudited condensed consolidated financial statements.

On February 17, 2023, the Board of Directors agreed to issue a non-interest bearing promissory note to the Chairman in the principal amount of $25,000 together with 50,000 shares of common stock of the Company. The note was issued in connection with the Chairman advancing funds to pay accounts payable on behalf of the Company.

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

On November 1, 2023, as previously agreed, the Company paid the Chairman the $25,000 advanced and the $75,000 advanced out of the proceeds of the eminent domain settlement.

See Notes 4, 5, 7, 8 and 12 for other related party transactions.

Note 12. Commitments and Contingencies

Liens

As of June 30, 2024, the Company had placed twenty-one liens on the Company’s Diamondhead, Mississippi Property (“the Property”). No additional liens have been filed as of the filing of this report. The liens are as follows:

In September of 2014, a first lien was placed on the Property pursuant to a Private Placement dated February 14, 2014, as amended, to secure certain obligations of the Company. The first lien is composed of an (i) Executives Lien and (ii) an Investors’ Lien. The liens are in pari passu.

On March 31, 2014, the Company issued $1 million of First Tranche Collateralized Convertible Senior Debentures. On December 31, 2014, the Company issued $850,000 of Second Tranche Collateralized Convertible Senior Debentures. On September 26, 2014, a first lien was placed on the Diamondhead Property in favor of the Investors to secure the principal due in the amount of $1,850,000 and interest due thereon (the “Investors Lien”). The Investors Lien is in pari passu with a first lien placed on the Property in favor of the President of the Company, the Vice President of the Company, and certain directors of the Company for past due wages, compensation, and expenses owed to them in the maximum aggregate amount of $2,000,000 (the “Executives Lien”). The CEO will serve as Lien Agent for the Executives Lien.

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

In July 2021, the Company filed a sixteenth lien on the Property to secure a non-interest bearing note issued to the Chairman of the Board in May 2021 which totals $50,000 in principal and calls for the issuance of 100,000 shares of common stock. The note is not convertible. As of the issuance date of these unaudited condensed consolidated financial statements, no shares have been issued.

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

Other

The Company is currently delinquent in filing those documents and forms required to be filed in connection with its Employee Stock Ownership Plan (“ESOP”) for the years ended December 31, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016 and 2015. The Company did not have the funds to pay professionals to prepare, audit and file these documents and forms when due. Although these required filings normally do not result in any tax due to an agency of the government, the Company could be subject to significant penalties for failure to file these forms when due. Penalties are assessed by the Department of Labor on a per diem basis from the original due dates for the required informational filings until the filings are actually made. The Company has accrued $651,175 and $578,775 on the current delinquent filings as of June 30, 2024 and December 31, 2023, respectively. The Company intends to bring its ESOP-required filings current and when current, will attempt to enroll in a voluntary compliance program with the Department of Labor with respect to any penalties or fines incurred. However, there can be no assurance the Company will be able to enroll in any such program or obtain a reduction of the fines and penalties that may be due.

The Company and its subsidiaries file their federal tax return on a consolidated basis. The Company has not filed its federal tax returns for the years ended December 31, 2023, 2022, 2021, 2020, 2019, 2018, 2017 and 2016. The Company has retained an accountant to prepare its federal tax returns. The Company believes no tax will be due with these federal returns.

The Company has not filed its annual reports together with its franchise tax due with the state of Delaware for 2023, 2022, 2021, 2020, 2019 and 2018. Mississippi Gaming Corporation, a wholly owned subsidiary of the Company, has not filed its annual reports, together with its franchise tax due, with the state of Delaware for 2022, 2021, 2020, 2019 and 2018. Casino World, Inc., a wholly owned subsidiary of the Company, has not filed its annual reports, together with its franchise tax due, with the state of Delaware for 2023, 2022, 2021, 2020, 2019, 2018, 2017 and 2016. Mississippi Gaming Corporation has not filed its corporate income and franchise tax returns, together with the tax due, with the state of Mississippi for 2023, 2022, 2021, 2020, 2019, or 2018. Casino World, Inc. has not filed its corporate income and franchise tax returns, together with the tax due, with the state of Mississippi for 2023, 2022, 2021, 2020, 2019, 2018, 2017 and 2016. As of June 30, 2024, the accrued franchise taxes for Delaware and Mississippi totaled $16,660.

Management Agreement

On June 19, 1993, two subsidiaries of the Company, Casino World Inc. and Mississippi Gaming Corporation, entered into a Management Agreement with Casinos Austria Maritime Corporation (CAMC). Subject to certain conditions, under the Management Agreement, CAMC would operate on an exclusive basis, all of the Company’s proposed dockside gaming casinos in the State of Mississippi, including any operation fifty percent (50%) or more of which is owned by the Company or its affiliates.

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

Forward Looking Statements

This section should be read together with the consolidated financial statements and related notes thereto for the year ended December 31, 2023 included with our annual report filed on Form 10-K.

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

Liquidity

The Company has incurred continued losses over the years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has had no operations since it ended its gambling cruise ship operations in 2000. Since that time, the Company has concentrated its efforts on the development of its Diamondhead, Mississippi Property. The development of the Diamondhead Property is dependent on obtaining the necessary capital, through equity and/or debt financing, unilaterally, or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, staff, open, and operate a casino resort. In the past, the Company has been able to sustain itself through various short-term borrowings. At June 30, 2024, the Company had cash of $74,745 and Certificates of Deposit of $200,000, while accounts payable and accrued expenses totaled $14,339,699 and the Company had an accumulated deficit of $47,833,339. The Company is expecting an additional $154,622 of income from its eminent domain settlement. The Company reported a net loss applicable to common shareholders of $970,537 for the six months ended June 30, 2024. While the Company currently has sufficient funds to sustain itself, it is imperative that the Company secure a source of funds to provide further working capital.

Management of the Company believes it will be difficult to secure suitable financing that would allow it to continue to pursue ultimate development of the Property. Therefore, on December 14, 2023, the Company entered into an agreement with an unrelated commercial real estate brokerage firm to sell all or part of the Diamondhead, Mississippi Property or to find an equity investor for the project and/or financing for the project. The agreement became effective December 14, 2023, and terminates December 31, 2025, unless extended in writing by the parties. The agreement is a non-exclusive agreement and provides for a success-based fee only.

The above conditions raise substantial doubt about the Company’s ability to continue as a going concern and its ability to generate cash to meet its cash requirements for the following twelve months as of the date of this Form 10-Q.

Financial Results and Analysis

During the six months ended June 30, 2024 and 2023, the Company incurred net losses applicable to common stockholders of $970,537 and $916,069, respectively. The increase in the loss, which totaled $54,468, is primarily due to an increase in interest expense during the last two quarters of 2023 and the two quarters of 2024.

Administrative and general expenses incurred totaled $413,473 and $383,308 for the six months ending June 30 , 2024 and 2023, respectively. The table below depicts the major categories comprising these expenses:

	June 30,	June 30,
	2024	2023
Payroll and Related Taxes	$150,650	$150,000
Director Fees	45,000	45,000
Professional Services	59,126	76,328
Rents and Insurances	44,602	43,679
Fines and Penalties	72,400	63,050
All Other Expenses	41,695	5,251
Total General and Administrative Expenses	$413,473	$383,308

Other Income and Expense

Interest expenses incurred totaled $466,230 and $448,137 for the six months ending June 30, 2024 and 2023, respectively, an increase of $18,093. The increase in 2024 is primarily attributable to an increase in interest due on the Chairman’s related party loans from 2023 to 2024.

Off-Balance Sheet Arrangements

Management Agreement

On June 19, 1993, two subsidiaries of the Company, Casino World Inc. and Mississippi Gaming Corporation, entered into a Management Agreement with Casinos Austria Maritime Corporation (CAMC). Subject to certain conditions, under the Management Agreement, CAMC would operate on an exclusive basis, all of the Company’s proposed dockside gaming casinos in the State of Mississippi, including any operation fifty percent (50%) or more of which is owned by the Company or its affiliates. Unless terminated earlier pursuant to the provisions of the Agreement, the Agreement terminates five years from the first day of actual Mississippi gaming operations and provides for the payment of an annual operational term management fee of 1.2% of all gross gaming revenues between zero and $100,000,000; plus 0.75% of gross gaming revenue between $100,000,000 and $140,000,000; plus 0.5% of gross gaming revenue above $140,000,000; plus two percent of the net gaming revenue between zero and $25,000,000; plus three percent of the net gaming revenue above twenty-five million dollars $25,000,000. The Company believes this Agreement is no longer in effect. However, there can be no assurance that CAMC will not attempt to maintain otherwise which would lead to litigation.

Brokerage Agreement

On December 14, 2023, the Company entered into an agreement with an unrelated commercial real estate brokerage firm to sell all or part of Diamondhead, Mississippi Property or to find an equity investor for the project and/or financing for the project. The agreement became effective December 14, 2023 and terminates December 31, 2025, unless extended in writing by the parties. The agreement is a non-exclusive agreement and provides for a success-based fee only.

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

During the quarter ended June 30, 2024 and 2023, the Company recorded stock-based compensation of $3,297 and $0 for the fair value for these shares, which have not been issued as of the issuance date of these financial statements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer, who also serves as Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as June 30, 2024. See below for management’s report.

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

The Chief Executive Officer/Chief Financial Officer conducted, under the supervision of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that material weaknesses over financial reporting existed as of June 30, 2024. Management identified the following two material weaknesses that have caused management to conclude that, as of June 30, 2024, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have sufficient segregation of duties within accounting functions inasmuch as we have only one employee.
2.	Management has not developed and effectively communicated its accounting policies and procedures. This has resulted in inconsistent practices with regards to complex accounting transactions.

The Company has designed and instituted policies and procedures to eliminate and/or mitigate the foregoing.

As a result of the material weaknesses identified above, our internal control over financial reporting was not effective as of June 30, 2024. The Company has initiated a plan to address the above weakness. While segregation of duties is very difficult in a small company with only one employee, the Company intends to utilize third-party consultants to ensure effective financial reporting and disclosures are met.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of the year ending June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Edson R. Arneault, Kathleen Devlin and James Devlin, J. Steven Emerson, Emerson Partners, J. Steven Emerson Roth IRA, Steven Rothstein, and Barry Stark and Irene Stark v. Diamondhead Casino Corporation (In the United States District Court for the District of Delaware (C.A. No. 1:16-cv-00989-LPS)

On October 25, 2016, Edson R. Arneault, Kathleen Devlin and James Devlin, J. Steven Emerson, Emerson Partners, J. Steven Emerson Roth IRA, Steven Rothstein, and Barry Stark and Irene Stark filed a Complaint against the Company in the United States District Court for the District of Delaware for monies due and owing pursuant to certain Collateralized Convertible Senior Debentures issued on March 31, 2014 and December 31, 2014. A companion case was filed in the Superior Court of the State of Delaware by John Hawley, as servicing agent for Argonaut 2000 Partners, L.P. (John Hawley, as servicing agent for Argonaut 2000 Partners, L.P. v. Diamondhead Casino Corporation (Superior Court of the State of Delaware)(Case No. N19C-02-239 RRC) The eight plaintiffs in the two cases were seeking a total of $1.5 million in principal due, plus interest from January 1, 2015, together with costs and fees. On or about December 12, 2019, the parties entered into a Settlement Agreement and on January 13, 2020, the parties filed a Stipulation of Voluntary Dismissal with Prejudice in the case. The case was dismissed with the Court maintaining continuing jurisdiction over the Settlement Agreement.

In or about December 2022, the parties entered into an Amendment to Settlement Agreement. The Amendment provides, in pertinent part, as follows: that on or before March 31, 2023, the Plaintiffs would be paid the principal due under their debentures of $1.5 million, plus interest of four percent (4%) per annum on the principal due from January 1, 2015 through December 31, 2019, plus interest of six percent (6%) per annum on the principal due from January 1, 2020 through March 31, 2022, plus interest of eight percent (8%) per annum on the principal due from April 1, 2022 through the date of payment. In addition the Company agreed to pay legal costs and fees of $175,000 plus 50,000 shares of common stock. In the event payment was not made on or before March 31, 2023, a judgment would be entered in the case. Post judgment interest shall only apply to the $1.5 million principal due. Payment was not made on or before March 31, 2023. On July 5, 2023, the Plaintiffs filed a Motion to Reopen the Action, Vacate Dismissal, and Enter Judgment on Consent. The Company did not object to the Motion. On September 20, 2023, the Court entered an Order Granting Plaintiffs’ Motion to Reopen this Action, Vacate Dismissal, and Compel Enforcement of the Settlement Agreement and entered the Consent Judgment previously agreed to by the Company. The Company has accrued legal fees of $195,000 and $16,500 for accrued liability for stock and accrued additional interest of $112,500 for the years ended December 31, 2022 and 2023 respectively.

Edson Arneault, John Hawley as Servicing Agent for Argonaut 2000 Partners, L.P., Kathleen and James Devlin, J. Steven Emerson, Emerson Partners, J. Steven Emerson, as Successor to Steven Emerson Roth IRA, Steven Rothstein, and Barry and Irene Stark v. Diamondhead Casino Corporation (In the United States Bankruptcy Court for the District of Delaware (C.A. No. 24-11354-JKS)

On June 12, 2024, the above-named parties filed a Chapter 7 Involuntary Petition against a Non-Individual (Diamondhead Casino Corporation). The foregoing parties seek a total of $2,422,500. The Petition was served on June 13, 2024. On July 18, 2024, the Company filed a Motion of the Alleged Debtor, Diamondhead Casino Corporation, to Dismiss the Involuntary Bankruptcy Petition or, in the Alternative, to Convert the Case to Chapter 11. The Petitioners’ response is due on or before September 3, 2024. A hearing is scheduled for September 25, 2024 for argument in the matter.

Item 1A. Risk Factors

As a smaller reporting company, information under this item is not required to be presented.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

Refer to the footnotes for all defaults on the Company’s indebtedness.

The Company is in arrears on the payment of dividends due on its three series of preferred stock currently issued and outstanding. The Company has not paid preferred dividends due in the first six months of 2024 in the amount of i) $20,800 on its Series S-PIK preferred stock; ii) $7,500 on its Series S-NR preferred stock; and iii) $7,500 on its Series S preferred stock. The table below summarizes total preferred stock dividends in arrears at June 30, 2024.

Total Amount
Description	In Arrears

Series S	$382,500
Series S-NR	382,500
Series S-PIK	540,800

Total in arrears	$1,305,800

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

DIAMONDHEAD CASINO CORPORATION

Date: August 14, 2024		/s/ Deborah A. Vitale
	By:	Deborah A. Vitale
Chief Executive Officer

