Form 10-Q
period 2024-09-30
DIAMONDHEAD CASINO CORP
filed 2024-11-13
CIK 844887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of shares outstanding as of November 13, 2024: 39,052,472.

DIAMONDHEAD CASINO CORPORATION

INDEX TO FORM 10-Q

		Page
PART 1:	FINANCIAL INFORMATION	1

ITEM 1:	Unaudited Condensed Consolidated Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	1

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and September 30, 2023	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficiency for the Three and Nine Months Ended September 30, 2024 and September 30, 2023	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and September 30, 2023	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Financial Results	19

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk	22

ITEM 4:	Controls and Procedures	22

PART II:	OTHER INFORMATION	23

ITEM 1:	Legal Proceedings	23

ITEM 1A:	Risk Factors	24

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds	24

ITEM 3:	Default Upon Senior Securities	24

ITEM 4:	Mine Safety Disclosures	25

ITEM 5:	Other Information	25

ITEM 6:	Exhibits	25

	Signatures	26

I

DIAMONDHEAD CASINO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$219,864	$426,124
Total current assets	219,864	426,124
Land (Note 3)	5,233,204	5,233,204
Other receivable	154,622	154,622
Other assets	80	80
Total assets	5,607,770	5,814,030

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses due related parties (Note 4)	$8,895,899	$8,315,187
Accounts payable and accrued expenses - others (Note 4)	5,821,258	5,272,524
Convertible notes and line of credit payable (Note 5)	1,962,500	1,962,500
Debenture payable (Note 6)	50,000	50,000
Convertible debenture payable (Note 6)	1,800,000	1,800,000
Short term notes and interest bearing advance (Note 7)	65,504	65,504
Notes payable due related parties (net of unamortized debt discount of $0 and $33,241 respectively) (Note 8)	702,519	669,279
Notes payable due others (net of unamortized debt discount of $0 and $15,761 respectively) (Note 9)	557,500	541,739
Total current liabilities	19,855,180	18,676,733
Non-current liabilities
Total liabilities	19,855,180	18,676,733

Commitments and contingencies (Notes 3 and 12)

Stockholders’ deficit:
Preferred stock, $0.01 par value; shares authorized 5,000,000, outstanding 2,086,000 at September 30, 2024 and December 31, 2023 (aggregate liquidation preference of $2,519,080 at September 30, 2024 and December 31, 2023)	20,860	20,860
Common stock, $0.001 par value; shares authorized 50,000,000, issued:39,052,472 at September 30, 2024 and December 31, 2023 outstanding:36,297,576 at September 30, 2024 and December 31, 2023	39,052	39,052
Additional paid-in capital	36,691,273	36,663,780
Unearned ESOP shares	(2,490,662)	(2,490,662)
Accumulated deficit	(48,275,002)	(46,862,802)
Treasury stock, at cost, 1,084,431 shares at September 30, 2024 and December 31, 2023	(232,931)	(232,931)
Total stockholders’ deficit	(14,247,410)	(12,862,703)
Total liabilities and stockholders’ deficit	$5,607,770	$5,814,030

DIAMONDHEAD CASINO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

	Three Months Ended
	September 30,
	2024	2023

COSTS AND EXPENSES
Administrative and general	$219,778	$206,436
Other	16,913	17,239
Total costs and expenses	236,691	223,675

OTHER EXPENSE
Interest expense:
Related parties	89,086	89,219
Other	90,486	72,612
Total other expense	179,572	161,831

NET LOSS	(416,263)	(385,506)

PREFERRED STOCK DIVIDENDS	(25,400)	(25,400)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(441,663)	$(410,906)

Weighted average common shares outstanding - basic and diluted	36,297,576	36,297,576
Net loss per common share - basic and diluted	$(0.01)	$(0.01)

DIAMONDHEAD CASINO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

	Nine Months Ended
	September 30,
	2024	2023

COSTS AND EXPENSES
Administrative and general	633,251	$589,744
Other	56,947	51,063
Total costs and expenses	690,198	640,807

OTHER EXPENSE
Interest expense:
Related parties	294,258	359,403
Other	351,544	250,565
Total other expense	645,802	609,968

NET LOSS	(1,336,000)	(1,250,775)

PREFERRED STOCK DIVIDENDS	(76,200)	(76,200)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(1,412,200)	$(1,326,975)

Weighted average common shares outstanding - basic and diluted	36,297,576	36,297,576
Net loss per common share - basic and diluted	$(0.04)	$(0.04)

DIAMONDHEAD CASINO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

					Additional						Total
	Preferred Stock		Common Stock		Paid-in	Unearned ESOP		Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Shares	Amount	Deficit

Balances at December 31, 2022	2,086,000	20,860	39,052,472	39,052	36,122,078	1,750,010	$(2,609,264)	$(45,351,375)	1,004,886	$(216,227)	$(11,994,876)
Common stock to be issued in connection with notes payable - related parties	-	-	-	-	17,500	-	-	-	-	-	17,500
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(497,957)	-	-	(497,957)
Balances at March 31, 2023	2,086,000	20,860	39,052,472	39,052	36,139,578	1,750,010	(2,609,264)	(45,874,732)	1,004,886	(216,227)	(12,500,733)
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(367,312)	-	-	(367,312)
Balances at June 30, 2023	2,086,000	20,860	39,052,472	39,052	36,139,578	1,750,010	(2,609,264)	(46,267,444)	1,004,886	(216,227)	(12,893,445)
Common stock to be issued in connection with interest on notes payable- related parties	-	-	-	-	52,500	-	-	-	-	-	52,500
Common stock to be issued in connection with interest on notes payable- others	-	-	-	-	27,200	-	-	-	-	-	27,200
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(385,506)	-	-	(385,506)
Balances at September 30, 2023	2,086,000	$20,860	39,052,472	$39,052	$36,219,278	1,750,010	$(2,609,264)	$(46,678,350)	1,004,886	$(216,227)	$(13,224,651)

Balances at December 31,2023	2,086,000	20,860	39,052,472	39,052	36,663,780	1,670,465	$(2,490,662)	$(46,862,802)	1,084,431	$(232,931)	$(12,862,703)
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(471,447)	-	-	(471,447)
Balances at March 31, 2024	2,086,000	20,860	39,052,472	39,052	36,663,780	1,670,465	(2,490,662)	(47,359,649)	1,084,431	(232,931)	(13,359,550)
Common stock to be issued in connection with interest on notes payable- related parties	-	-	-	-	3,297	-	-	-	-	-	3,297
Common stock to be issued in connection with interest on notes payable- others	-	-	-	-	20,914	-	-	-	-	-	20,914
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(448,290)	-	-	(448,290)
Balances at June 30, 2024	2,086,000	20,860	39,052,472	39,052	36,687,991	1,670,465	(2,490,662)	(47,833,339)	1,084,431	(232,931)	(13,809,029)
Common stock to be issued in connection with interest on notes payable- related parties	-	-	-	-	397	-	-	-	-	-	397
Common stock to be issued in connection with interest on notes payable- others	-	-	-	-	2,885	-	-	-	-	-	2,885
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(416,263)	-	-	(416,263)
Balances at September 30, 2024	2,086,000	$20,860	39,052,472	$39,052	$36,691,273	1,670,465	$(2,490,662)	$(48,275,002)	1,084,431	$(232,931)	$(14,247,410)

DIAMONDHEAD CASINO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

	Nine Months Ending
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,336,000)	$(1,250,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	49,001	50,974
Common stock to be issued in connection with interest on notes	27,493	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses - related parties	504,512	641,499
Accounts payable and accrued expenses - other	548,734	390,509
Net cash used in operating activities	(206,260)	(167,793)
Cash flows from financing activities:
Proceeds from non-interest bearing advances from others	-	40,000
Proceeds from non-interest bearing advances from related parties		97,020
Net cash provided by financing activities	-	137,020
Net decrease in cash	(206,260)	(30,773)
Cash at beginning of period	426,124	55,885
Cash at end of period	$219,864	$25,112

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash financing activities:
Common stock to be issued in connection with notes payable - related parties	$3,694	$70,000
Common stock to be issued in connection with notes payable - others	$23,799	$27,200
Unpaid preferred stock dividends in accounts payable and accrued expenses	$76,200	$76,200

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

Note 2. Liquidity and Going Concern

These unaudited condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses over the past several years, has no operations, generates no operating revenues and as reflected in the accompanying unaudited condensed consolidated financial statements, incurred a net loss applicable to common stockholders of $1,412,200 and $1,326,975 for the nine months ended September 30, 2024 and 2023 respectively. In addition, the Company had an accumulated deficit of $48,275,002 on September 30, 2024. Due to its lack of financial resources, the Company has been forced to explore other alternatives, including the sale of part or all the Property.

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

In the past, in order to raise capital to continue to pay on-going costs and expenses, the Company has borrowed funds, through Private Placements of convertible instruments as well as through other secured notes which are more fully described in Notes 5 through 9 to these unaudited condensed consolidated financial statements. The Company is in default with respect to payment of both principal and interest under the terms of most of these instruments. In addition, at September 30, 2024, the Company had $14,717,157 of accounts payable and accrued expenses and $219,864 in cash and cash equivalents.

The above conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual audited consolidated financial statements and, in our opinion, reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the nine months ended September 30, 2024 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2023, attached to our annual report on Form 10-K.

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

Land development costs, which have been capitalized, consist of the following at September 30, 2024 and December 31, 2023:

	September 30,	December, 31
	2024	2023
Land	$4,691,430	$4,691,430
Licenses	77,000	77,000
Engineering and costs associated with permitting	464,774	464,774
	$5,233,204	$5,233,204

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

On September 1, 2023, Cooperative Energy filed a Motion to Approve Settlement, an Amended Statement of Values and a Notice of Hearing for September 11, 2023. On September 26, 2023, the Court entered an Order Granting Plaintiff Right of Immediate Title and Possession. On October 17, 2023, the Court entered an Order Approving Settlement in the amount of $1,000,000 and entered an Order Approving Disbursement of Funds to MGC. On October 20, 2023, MGC received $845,378 as part of the settlement amount. The parties are working on the wording of two easements: a Cooperative Energy Right-Of-Way Easement and an Access Road Easement. Once the easements are finalized and signed, Cooperative Energy will pay MGC the remaining amount due of $154,622. Therefore, the Company recorded a receivable of $154,622 on the consolidated balance sheet as of September 30, 2024 and December 31, 2023.

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

Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. No impairment existed as of September 30, 2024 and December 31, 2023.

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

The table below summarizes the components of potential dilutive securities at September 30, 2024 and 2023.

	September 30,	September 30,
Description	2024	2023
Convertible Preferred Stock	$260,000	$260,000
Options to purchase Common Shares	4,555,000	4,555,000
	$4,815,000	$4,815,000

Recent Accounting Standards and Pronouncements

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

In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The objectives of the ASU are to (1) provide decision-useful information to investors and other allocators of capital in a joint venture’s financial statements and (2) reduce diversity in practice. The FASB decided to require a joint venture to apply a new basis of accounting upon formation that will recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). The amendments of this ASU are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Additionally, a joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively if it has sufficient information. early adoptions is permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance), either prospectively or retrospectively. The Company does not expect a material impact on the consolidated financial statements.

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, and early application is permitted. The Company does not expect a material impact on the consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional disclosures of income tax components that affect the rate reconciliation and income taxes paid, broken out by the applicable taxing jurisdictions. The Company expects to adopt this ASU for the annual period beginning on January 1, 2025, and does not expect a material impact on the consolidated financial statements.

No other recent accounting pronouncements were issued by FASB that are believed by management to have a material impact on the Company’s present or future financial statements.

Note 4. Accounts Payable and Accrued Expenses

The table below outlines the elements included in accounts payable and accrued expenses at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Related parties:
Accrued payroll due officers	4,073,006	$3,869,711
Accrued interest due officers and directors	3,185,513	2,897,159
Accrued director fees	996,250	928,750
Base rents due to the President	403,276	403,276
Associated rental costs	220,546	198,983
Other	17,308	17,308
Total related parties	$8,895,899	$8,315,187

Non-related parties:
Accrued interest	$3,423,910	$3,115,463
Accrued dividends	1,331,200	1,270,000
Accrued fines and penalties	687,375	578,775
Other	378,773	308,286
Total non-related parties	$5,821,258	$5,272,524

Note 5. Convertible Notes and Line of Credit

Line of Credit

In 2008, the Company entered into an agreement with an unrelated third party for an unsecured Line of Credit up to a maximum of $1,000,000. The Line of Credit carries an interest rate on amounts borrowed of 9% per annum. All funds originally advanced under the facility were due and payable by November 1, 2012. As an inducement to provide the facility, the lender was awarded an immediate option to purchase 50,000 shares of common stock of the Company at $1.75 per share. In addition, the lender received an option to purchase a maximum of 250,000 additional shares of common stock of the Company at $1.75 per share. The options expire following repayment in full by the Company of the amount borrowed. The Company is in default under the repayment terms of the agreement. At September 30, 2024 and December 31, 2023, the unpaid principal and accrued interest due on the obligation totaled $2,370,244 and $2,302,929, respectively.

Convertible Notes

Convertible Notes issued pursuant to the two Private Placements total $962,500 in principal and became due and payable beginning in March 2012 and extending to various dates through June 2013. As of the date of the filing of this report, all the aforementioned debt obligations remain unpaid and in default under the repayment terms of the notes. In November 2020, the Superior Court of the State of Delaware awarded Judgments in favor of certain holders of these Promissory Notes who filed suit against the Company. As a result, the Company must carry an aggregate of $486,796 (total principal and interest) as debt owed to these noteholders. As of September 30, 2024 and December 31, 2023, all Notes issued had a total outstanding principal of $962,500 and accrued interest, including the additional interest awarded pursuant to the Court Judgments, of $1,209,316 and $1,145,957 respectively.

The table below summarizes the Company’s debt arising from the above-described sources as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Private placements - March 1, 2010*	$475,000	$475,000
Private placements - October 25, 2010	487,500	487,500
	$962,500	$962,500

*	Of the 2010 placements above, $75,000 is due to a related party.

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

Certain Debenture holders obtained a judgment for amounts due relating to their Debentures. Post judgment interest shall only apply to the $1.5 million of principal due under their Debentures. Total accrued interest due on all outstanding Debentures amounted to $850,460 and $750,719 at September 30, 2024 and December 31, 2023 respectively.

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

Interest Bearing Advances

In 2016, the Company received cash advances totaling $47,500 from seven lenders which included $22,500 from third parties (see Note 8 for related party advances). The proceeds from the cash advances were earmarked for the payment of accounting and auditing fees and other expenses required to file the Company’s Form 10-Q. On August 25, 2016, the Company issued a Note to the foregoing lenders, which matures four years from the date of issuance and bears interest at 8% per annum, with a full year of interest accruing in any year in which the advance remains unpaid. Accrued interest due on the above notes amounted to $17,350  and $16,400 at September 30, 2024 and December 31, 2023 respectively.

On February 2, 2017, the Company borrowed $25,000 from an unrelated third party. The note carries an annual interest rate of approximately 12.5% and is past due. The Company is in default and as such, the lender may increase the interest rate due by an amount of up to 3% per annum in excess of the rate then otherwise applicable. The Company does not have the funds to repay the advance. The President of the Company has agreed to personally secure the note with an assignment of proceeds due to her under the first lien on the Property. Accrued interest on this obligation amounted to $8,210 and $6,644 at September 30, 2024 and December 31, 2023 respectively.

Of the amounts discussed above, $47,500 in short-term notes and advances are in default under the original agreed upon terms.

Note 8. Current Notes Payable Due Related Parties

In 2016, the Company received cash advances totaling $47,500 from seven lenders which included $25,000 from three Current Directors of the Company (see Note 7). The proceeds from the cash advances were earmarked for the payment of accounting and auditing fees and other expenses required to file the Company’s Form 10-Q. On August 25, 2016, the Company issued a Note to the foregoing lenders, which matures four years from the date of issuance and bears interest at 8% per annum, with a full year of interest accruing in any year in which the advance remains unpaid. Accrued interest due on the above notes amounted to $17,350  and $16,400 at September 30, 2024 and December 31, 2023.These amounts are included in current liabilities on the balance sheets as at September 30, 2024 and December 31, 2023. This note is secured by a second lien on the Diamondhead Property.

In the third quarter of 2016, the Chairman of the Board of Directors of the Company loaned the Company $90,000. On August 25, 2016, the Company issued a Note to the Chairman of the Board. The Note bears interest at 14% per annum effective August 1, 2016 and matures four years from the date of issuance. The proceeds of the loan were used for the payment of Mississippi property taxes and auditing, accounting and other corporate expenses. Accrued interest due on the note amounted to $102,975 and $93,482 as of September 30, 2024, and December 31, 2023, respectively.

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

The Chairman advanced the $67,628 on condition that: (i) the advance constitute a lien with interest at 4% per annum under that Land Deed of Trust recorded September 26, 2014; (ii) he be paid additional interest of 11% per annum on the amount advanced and owing and that the full 11% interest per annum is payable during any calendar year in which all or part of the amount advanced and owing or interest due thereon remains unpaid; (iii) this additional interest obligation be treated as a separate and secured debt of the Company, to be evidenced by a separate note and is secured with a separate and third lien to be placed on the Property (hereafter “the Third Lien”); (iv) the entire obligation will be treated as an advance to be paid out of any subsequent incoming financing obtained by the Company or any amounts recovered by the Company from a defendant in that collection action brought by the Company in the Circuit Court of Montgomery County, Maryland; and (v) he be indemnified for any losses sustained on the sale of that common stock sold to cover the payment of real estate property taxes and any credit card fees associated with payment (“the indemnification”). The Chairman identified the common stock sold and provided the Company with the documentation required to document the sale of said stock and to calculate the loss, if any, on said stock. The fair value measurement of the derivative indemnification liability at December 31, 2021 was developed using Level 1 inputs, which was valued at $0. On February 4, 2022, the Board of Directors entered into an agreement with the Chairman to issue 35,000 shares of common stock of the Company to the Chairman to repurchase the indemnification. See Note 11. On September 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from the date of issue to the Chairman for an amount up to $100,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi Gaming Corporation placed a third lien on the Property to secure this obligation for $100,000. Accrued interest on the note amounted to $79,012  and $69,527 at September 30, 2024 and December 31, 2023, respectively.

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

In July 2020, the Chairman of the Board of the Company paid a total of $67,076 for property taxes due for the year 2019 on the Company’s Diamondhead, Mississippi Property plus $1,573 in related fees. The Company placed a fourteenth lien on the Property in July 2021 to secure a promissory note in the amount of $150,000 issued to the Chairman of the Board of the Company to secure the payment of these taxes and interest due thereon.

In May 2021, the Chairman of the Board of the Company paid a total of $62,610 for property taxes due for the year 2020 on the Company’s Diamondhead, Mississippi Property plus $1,468 in related fees. The Company placed a fifteenth lien on the Property in July 2021 to secure a promissory note in the amount of $100,000 issued to the Chairman of the Board of the Company to secure the payment of these taxes and interest due thereon.

On May 30, 2021, the Chairman of the Board of the Company loaned the Company $50,000. The note is non-interest bearing and matures one year from the date of issuance. The Company placed a sixteenth lien on the Property in July 2021 to secure this non-interest bearing note which totals $50,000 in principal and calls for the issuance of 100,000 shares of common stock. The note is not convertible. As of the issuance date of these unaudited condensed consolidated financial statements, no shares have been issued. The Company recorded a fair value of the stock of $33,500, which was determined by the fair value of the Company’s common stock at the date of the loan. The fair value of the stock was recorded as a debt discount, which will be amortized to interest expense over the life of the note. Debt discount was fully amortized during 2022. In May 2024, the Company agreed to pay additional interest and issue additional shares of common stock to the Chairman based on the date the note entered into default. As of September 30, 2024, the Company recorded $3,694 in stock compensation pertaining to 35,178 shares of common stock that the Company agreed to issue.

On February 17, 2023, the Board of Directors agreed to issue a non-interest bearing promissory note to the Chairman in the principal amount of $25,000 together with 50,000 shares of common stock of the Company. The note was issued in return for the Chairman’s advance of funds to pay accounts payable on behalf of the Company. The note is not convertible. As of the issuance date of these unaudited condensed consolidated financial statements, no shares have been issued. The Company recorded a fair value of the stock of $17,500, which was determined by the fair value of the Company’s common stock at the date of the loan. The fair value of the stock was recorded as a debt discount, which will be amortized to interest expense over the life of the note. During the nine months ended September 30, 2024, debt discount was fully amortized to interest expense to related parties. On November 1, 2023, as previously agreed, the Company paid the Chairman the $25,000 advanced out of the proceeds of the eminent domain settlement.

On July 28, 2023, the Board of Directors agreed to issue a non-interest bearing promissory note to the Chairman in the principal amount of $75,000 together with 150,000 shares of common stock of the Company. The note was issued in return for the Chairman’s advance of funds to pay property taxes due for the year 2022 on the Diamondhead, Mississippi Property and fees due to the Company’s outside auditor for review of the Company’s Form 10-Q for the period ending June 30, 2023. The note is not convertible. As of the issuance date of these financial statements, no shares have been issued. The Company recorded a fair value of the stock of $52,500, which was determined by the fair value of the Company’s common stock at the date of the loan. The fair value of the stock was recorded as a debt discount, which will be amortized to interest expense over the life of the note. During the nine months ended September 30, 2024, $30,337 of debt discount was amortized to interest expense to related parties. On November 1, 2023, as previously agreed, the Company paid the Chairman the $75,000 advanced out of the proceeds of the eminent domain settlement.

As of September 30, 2024, the Chairman had advanced a total of $467,953, net of repayment of $16,250, under both the March 2018 and March 2019 arrangements and was owed accrued interest in the amount of $409,622 and $349,415 as of September 30, 2024 and December 31, 2023.

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

As of September 30, 2024, the President had advanced a total of $5,007, net of repayments of $68,562, under this agreement. The President previously agreed to secure a $25,000 loan and interest due thereon and to secure and guarantee a $15,000 loan and interest due thereon due non-related parties discussed above. The President is also personally liable for certain bank-issued credit cards used by the Company to pay expenses incurred by the Company in the approximate amount of $18,000. On September 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from date of issue to the President for an amount up to $100,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi gaming Corporation placed a third lien on the Diamondhead Property to secure this obligation for $100,000. Accrued interest due on this note amounted to $22,249 and $23,763 as at September 30, 2024 and December 31, 2023.

The third lien placed on the Diamondhead Property, which secures the above three promissory notes, is for a maximum of $400,000 and is payable to the Chairman of the Board ($300,000) and President ($100,000) of the Company.

The principal balance of the notes payable due to the officers and directors discussed above was $702,519, net of debt discount of $0 and $669,279, net of debt discount of $33,241, as of September 30, 2024 and December 31, 2023, respectively.

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

On July 25, 2023 and August 8, 2023, the Company entered into two promissory notes with unrelated lenders in exchange for a principal amount of $20,000 each. The Company received total proceeds of $40,000 for the notes. These notes are non-interest bearing and mature in one year after the notes’ issuance. In exchange for the loans, the Company also agreed to issue 40,000 shares of common stock of the Company to each lender and agreed to pay each lender the principal due on each note out of the proceeds expected to be received from the settlement of an eminent domain proceeding. The notes are not convertible. As of the issuance date of these unaudited condensed consolidated financial statements, no shares have been issued. The Company recorded a fair value of the stock of $27,200, which was determined by the fair value of the Company’s common stock at the date of the loan. The fair value of the stock was recorded as a debt discount, which will be amortized to interest expense over the life of the note. During the nine months ended September 30, 2024, $15,761 of debt discount was amortized to interest expense to others. On November 1, 2023, as previously agreed, the Company paid the two lenders $20,000 each out of the proceeds of the eminent domain settlement.

During the nine months ended September 30, 2024 and 2023, $15,761 and $29,520 of the debt discount was amortized to interest expense due to others. As of September 30, 2024 and December 31, 2023, total notes payable due others, net of unamortized discount, was $557,500 and $541,739, respectively.

In May 2024, the Company agreed to pay additional interest and issue additional shares of common stock for certain noteholders based on the dates the respective notes entered into default. As of September 30, 2024, the Company recorded $23,799 in stock compensation pertaining to 226,657 shares of common stock that the Company agreed to issue. Additionally, the Company incurred an additional $26,493 in accrued interest payable in cash to one noteholder.

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

Note 11. Related Party Transactions

As of September 30, 2024, the President of the Company is owed deferred salary in the amount of $3,866,966 and the Vice President and the current Chairman of the Board of Directors of the Company is owed deferred salary in the amount of $121,140. The Board of directors agreed to pay interest at 9% per annum on the foregoing amounts owed. Interest expenses under this agreement amounted to $260,299 and $241,166 during the nine months ended September 30, 2024, and 2023, respectively. Total interest accrued under this agreement totaled $2,495,958 and $2,237,878 as of September 30, 2024, and December 31, 2023, respectively.

The Company has a month-to-month lease with the President and then-Chairman of the Board of Directors of the Company, for office space owned by the President in Alexandria, Virginia. The lease calls for monthly base rent in the amount of $4,534 and payment of associated costs of insurance, real estate taxes, utilities and other expenses. Rent expense associated with this lease amounted to base rent in the amount of $40,806 and associated rental costs of $26,097 for a total of $66,903 for the nine months ended September 30, 2024 and base rent of $40,808 and associated rental costs of $24,989 for a total of $65,797 for the nine months ended September 30, 2023. Payment of $45,340 and 0 was made in nine months ended September 30, 2024 and September 30, 2023 respectively. At September 30, 2024 and December 31, 2023, amounts owed for base rent and associated rental costs totaled $623,822 and $602,252, respectively.

Directors of the Company are entitled to a director’s fee of $15,000 per year for their services. The Company has been unable to pay directors’ fees to date. A total of $996,250 and $928,750 was due and owing to the Company’s current and former directors as of September 30, 2024 and December 31, 2023, respectively. Directors have previously been compensated and may, in the future, be compensated for their services with cash, common stock, or options to purchase common stock of the Company.

On February 4, 2022, the Board of Directors entered into an agreement with the Chairman of the Board of Directors, to issue 35,000 shares of common stock of the Company to Mr. Harrison to repurchase the indemnifications the Company had previously agreed to pay the Chairman for losses, if any, suffered on certain stock he had sold in prior years in an unrelated company to raise funds to pay property taxes due on the Diamondhead, Mississippi Property and to lend additional funds to the Company. This repurchase eliminated any risk to the Company arising from the indemnification which could have been material. During the nine months ended September 30, 2024, the Company recorded stock-based compensation of $0 for the fair value of these shares, which have not yet been issued as of the issuance date of these unaudited condensed consolidated financial statements.

On February 17, 2023, the Board of Directors agreed to issue a non-interest bearing promissory note to the Chairman in the principal amount of $25,000 together with 50,000 shares of common stock of the Company. The note was issued in return for the Chairman’s advance of funds to pay accounts payable on behalf of the Company.

On July 28, 2023, the Board of Directors agreed to issue a non-interest bearing promissory note to the Chairman in the principal amount of $75,000 together with 150,000 shares of common stock of the Company. The note was issued in return for the Chairman’s advance of funds to pay property taxes on the Diamondhead Property for the year 2022 and to pay fees due to the Company’s outside auditor for review of the Form 10-Q for the period ending June 30, 2023. In exchange for the $25,000 and $75,000 loans, the Company also agreed to pay the principal due out of the proceeds expected to be received from the settlement of an eminent domain proceeding.

On November 1, 2023, as previously agreed, the Company paid the Chairman the $25,000 advanced and the $75,000 advanced out of the proceeds of the eminent domain settlement.

See Notes 4, 5, 7, 8 and 12 for other related party transactions.

Note 12. Commitments and Contingencies

Liens

As of September 30, 2024, the Company had placed twenty-one liens on the Company’s Diamondhead, Mississippi Property (“the Property”). No additional liens have been filed as of the filing of this report. The liens are as follows:

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

Other

The Company is currently delinquent in filing those documents and forms required to be filed in connection with its Employee Stock Ownership Plan (“ESOP”) for the years ended December 31, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016 and 2015. The Company did not have the funds to pay professionals to prepare, audit and file these documents and forms when due. Although these required filings normally do not result in any tax due to an agency of the government, the Company could be subject to significant penalties for failure to file these forms when due. Penalties are assessed by the Department of Labor on a per diem basis from the original due dates for the required informational filings until the filings are actually made. The Company has accrued $687,375 and $578,775 on the current delinquent filings as of September 30, 2024 and December 31, 2023, respectively. The Company intends to bring its ESOP-required filings current and when current, will attempt to enroll in a voluntary compliance program with the Department of Labor with respect to any penalties or fines incurred. However, there can be no assurance the Company will be able to enroll in any such program or obtain a reduction of the fines and penalties that may be due.

The Company and its subsidiaries file their federal tax return on a consolidated basis. As of September 30, 2024, the Company had not filed its federal tax returns for the years ended December 31, 2023, 2022, 2021, 2020, 2019, 2018, 2017 and 2016. In November 2024, the Company filed these federal tax returns. No tax was due with these federal returns.

The Company has not filed its annual reports together with its franchise tax due with the state of Delaware for 2023, 2022, 2021, 2020, 2019 and 2018. Mississippi Gaming Corporation, a wholly owned subsidiary of the Company, has not filed its annual reports, together with its franchise tax due, with the state of Delaware for 2022, 2021, 2020, 2019 and 2018. Casino World, Inc., a wholly owned subsidiary of the Company, has not filed its annual reports, together with its franchise tax due, with the state of Delaware for 2023, 2022, 2021, 2020, 2019, 2018, 2017 and 2016. Mississippi Gaming Corporation has not filed its corporate income and franchise tax returns, together with the tax due, with the state of Mississippi for 2023, 2022, 2021, 2020, 2019, or 2018. Casino World, Inc. has not filed its corporate income and franchise tax returns, together with the tax due, with the state of Mississippi for 2023, 2022, 2021, 2020, 2019, 2018, 2017 and 2016. As of September 30, 2024, the accrued franchise taxes for Delaware and Mississippi totaled $16,660.

Edson Arneault, John Hawley as Servicing Agent for Argonaut 2000 Partners, L.P., Kathleen and James Devlin, J. Steven Emerson, Emerson Partners, J. Steven Emerson, as Successor to Steven Emerson Roth IRA, Steven Rothstein, and Barry and Irene Stark v. Diamondhead Casino Corporation (In the United States Bankruptcy Court for the District of Delaware (C.A. No. 24-11354-JKS)

On June 12, 2024, the above-named parties filed a Chapter 7 Involuntary Petition against a Non-Individual (Diamondhead Casino Corporation). The foregoing parties seek a total of $2,422,500. The Petition was served on June 13, 2024. On July 18, 2024, the Company filed a Motion of the Alleged Debtor, Diamondhead Casino Corporation, to Dismiss the Involuntary Bankruptcy Petition or, in the Alternative, to Convert the Case to Chapter 11 (hereinafter “Diamondhead’s Motion to Dismiss”). On September 3, 2024, the Petitioners’ filed an Answering Brief in Opposition to Diamondhead’s Motion to Dismiss. On September 25, 2024, the Court held a status hearing in the matter. An evidentiary hearing on Diamondhead’s Motion to Dismiss is set for December 4, 2024.

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

Liquidity

The Company has incurred continued losses over the years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has had no operations since it ended its gambling cruise ship operations in 2000. Since that time, the Company has concentrated its efforts on the development of its Diamondhead, Mississippi Property. The development of the Diamondhead Property is dependent on obtaining the necessary capital, through equity and/or debt financing, unilaterally, or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, staff, open, and operate a casino resort. In the past, the Company has been able to sustain itself through various short-term borrowings. At September 30, 2024, the Company had cash and cash equivalents of $219,864, while accounts payable and accrued expenses totaled $14,717,157 and the Company had an accumulated deficit of $48,275,002. The Company is expecting an additional $154,622 of income from its eminent domain settlement. The Company reported a net loss applicable to common shareholders of $1,336,000 for the nine months ended September 30, 2024. While the Company currently has sufficient funds to sustain itself, it is imperative that the Company secure a source of funds to provide further working capital.

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

Financial Results and Analysis

During the nine months ended September 30, 2024 and 2023, the Company incurred net losses applicable to common stockholders of $1,412,200 and $1,326,975, respectively. The increase in the loss, which totaled $85,225, is primarily due to an increase in interest expense during the first three quarters of 2024.

Administrative and general expenses incurred totaled $633,251 and $589,744 for the nine months ending September 30, 2024 and 2023, respectively. The table below depicts the major categories comprising these expenses:

	September 30,	September 30,
	2024	2023
Payroll and Related Taxes	$225,650	$225,000
Director Fees	67,500	67,500
Professional Services	115,336	121,027
Rents and Insurances	66,903	65,797
Fines and Penalties	108,600	97,700
All Other Expenses	49,262	12,720
Total General and Administrative Expenses	$633,251	$589,744

Other Income and Expense

Interest expenses incurred totaled $645,802 and $609,968 for the nine months ending September 30, 2024 and 2023, respectively, an increase of $35,834. The increase in 2024 is primarily attributable to an increase in interest due on the Chairman’s related party loans from 2023 to 2024.

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

During the quarter ended September 30, 2024 and 2023, the Company recorded stock-based compensation of $397 and $0 for the fair value for these shares, which have not been issued as of the issuance date of these financial statements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer, who also serves as Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as September 30, 2024. See below for management’s report.

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

The Chief Executive Officer/Chief Financial Officer conducted, under the supervision of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that material weaknesses over financial reporting existed as of September 30, 2024. Management identified the following material weakness that has caused management to conclude that, as of September 30, 2024, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have sufficient segregation of duties within accounting functions inasmuch as we have only one employee.

The Company has designed and instituted policies and procedures to eliminate and/or mitigate the foregoing.

As a result of the material weakness identified above, our internal control over financial reporting was not effective as of September 30, 2024. The Company has initiated a plan to address the above weakness. While segregation of duties is very difficult in a small company with only one employee, the Company intends to utilize third-party consultants to ensure effective financial reporting and disclosures are met.

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

Changes in Internal Control Over Financial Reporting

During the third quarter ending September 30, 2024, Management has taken corrective actions to address the previously reported material weakness related to the development and communication of accounting policies and procedures. The company has established and effectively communicated accounting policies and procedures, resulting in consistent practices for complex accounting transactions. Based on our examination of evidence supporting management’s assertion and other procedures performed, we believe that the previously reported material weakness no longer exists.

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

Edson Arneault, John Hawley as Servicing Agent for Argonaut 2000 Partners, L.P., Kathleen and James Devlin, J. Steven Emerson, Emerson Partners, J. Steven Emerson, as Successor to Steven Emerson Roth IRA, Steven Rothstein, and Barry and Irene Stark v. Diamondhead Casino Corporation (In the United States Bankruptcy Court for the District of Delaware (C.A. No. 24-11354-JKS)

On June 12, 2024, the above-named parties filed a Chapter 7 Involuntary Petition against a Non-Individual (Diamondhead Casino Corporation). The foregoing parties seek a total of $2,422,500. The Petition was served on June 13, 2024. On July 18, 2024, the Company filed a Motion of the Alleged Debtor, Diamondhead Casino Corporation, to Dismiss the Involuntary Bankruptcy Petition or, in the Alternative, to Convert the Case to Chapter 11 (hereinafter “Diamondhead’s Motion to Dismiss”). On September 3, 2024, the Petitioners’ filed an Answering Brief in Opposition to Diamondhead’s Motion to Dismiss. On September 25, 2024, the Court held a status hearing in the matter. An evidentiary hearing on Diamondhead’s Motion to Dismiss is set for December 4, 2024.

Item 1A. Risk Factors

As a smaller reporting company, information under this item is not required to be presented.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

Refer to the footnotes for all defaults on the Company’s indebtedness.

The Company is in arrears on the payment of dividends due on its three series of preferred stock currently issued and outstanding. The Company has not paid preferred dividends due in the first nine months of 2024 in the amount of i) $31,200 on its Series S-PIK preferred stock; ii) $15,000 on its Series S-NR preferred stock; and iii) $15,000 on its Series S preferred stock. The table below summarizes total preferred stock dividends in arrears at September 30, 2024.

Total Amount
Description	In Arrears

Series S	$390,000
Series S-NR	390,000
Series S-PIK	551,200

Total in arrears	$1,331,200

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

DIAMONDHEAD CASINO CORPORATION

Date: November 13, 2024		/s/ Deborah A. Vitale
	By:	Deborah A. Vitale
Chief Executive Officer

