Form 10-K
period 2024-12-31
DIAMONDHEAD CASINO CORP
filed 2025-03-31
CIK 844887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO: 0-17529

DIAMONDHEAD CASINO CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	59-2935476
(State of Incorporation)	(I.R.S. Employer Identification Number)

1013 Princess Street, Alexandria, Virginia 22314

(Address of principal executive offices)

Registrant’s telephone number, including area code:	703/683-6800
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $.001

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

Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the Company based on the closing price of the stock on the over-the-counter market at June 30, 2024 was $6,338,333.

The number of common shares outstanding as of March 31, 2025: 36,297,576

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

For the years ending December 31, 2024 and 2023, the Company’s limited resources were devoted to the preparation and filing of its periodic reports with the Securities and Exchange Commission and with its efforts to obtain financing and/or a joint venture partner for the Diamondhead Project.

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

License Fees and Taxes

License fees and taxes are payable to the State of Mississippi and to the counties and cities in which the Mississippi Gaming Subsidiary’s respective operations will be conducted. The license fee payable to the State of Mississippi is based upon “gaming receipts,” which are generally defined as gross receipts less payouts to customers as winnings. The license fee equals 4% of all gross revenue which does not exceed the first $50,000 or less of gross revenue per calendar month, plus 6% of all gross revenue which exceeds $50,000 per calendar month and does not exceed $134,000 per calendar month; and the next $84,000 of gross revenue per calendar month, plus 8% of all gross revenue which exceeds over $134,000 per calendar month. License fees paid in any taxable year are allowed as a credit against the Mississippi State Income tax liability of a licensee for that taxable year.

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

As there were no operations in 2024, the Company was not required to make any license or tax payments and does not owe any fees as of December 31, 2024.

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

There are twenty-six operating casinos in Mississippi. These casinos are grouped into three regions: the Coastal Region, Northern Region and Central Region. The Diamondhead Property is located in the Coastal Region. There are twelve casinos in the Coastal Region. Of these, five casinos have less than 40,000 square feet of gaming space; three casinos have between 50,000 and 60,000 square feet of gaming space, one casino has between 60,000 and 65,000 square feet of gaming space; and two casinos have between 80,000 and 90,000 square feet of gaming space. The largest casino floor has 117,500 square feet of gaming space. The Company expects to have a minimum of 100,000 square feet of gaming space inasmuch as it expects to have a sports-betting facility.

Sports Betting

On August 1, 2018, Mississippi legalized single game sports betting. As of December 31, 2024, all twenty-six of the Mississippi casinos had sports wagering.

The following chart identifies casinos which are located in Mississippi and with which the Company will compete. Except for distances, the information contained in the chart is derived from the Mississippi Gaming Commission’s Monthly Survey Information (Property Data) for the period December 1, 2024 to December 31, 2024.

							Approximate
							Distance to
	Gaming	Slot	Table	Poker	Hotel	Total	Diamondhead
REGION	Sq. Ft	Games	Games	Games	Rooms	Parking	(in miles)

COASTAL REGION

Beau Rivage Casino	84,858	1,218	79	12	1,740	3,320	35
Boomtown Casino	39,534	616	19	4	0	1,490	33
Golden Nugget	55,000	835	47	0	706	1,345	35
Hard Rock Casino	51,374	953	55	0	479	2,332	35
Harrah’s Gulf Coast	37,180	585	26	0	499	2,705	35
IP Casino Resort Spa	85,340	1,142	45	6	1,088	3,400	33
Palace Casino	38,000	601	20	0	234	1,590	33
Treasure Bay Casino	28,140	795	26	0	191	1,469	31
Island View Casino	117,500	2,381	49	0	974	4,150	23
Hollywood Casino	56,300	771	28	5	291	1,700	12
Silver Slipper Casino	38,926	769	20	0	129	1,057	15
Scarlet Pearl Casino Resort	60,445	891	36	0	300	2,333	33

Region Totals	692,597	11,557	450	27	6,631	26,891

NORTHERN REGION

1st Jackpot Casino Tunica	46,535	760	11	0	0	1,699	377
Fitzgerald’s Casino Tunica	38,457	840	12	0	506	1,795	379
Gold Strike Casino Resort	50,000	999	61	0	1,109	2,412	373
Hollywood Casino- Tunica	55,000	776	11	0	494	1,801	379
Horseshoe Casino and Hotel	63,000	893	55	24	505	6,040	373
Isle of Capri-Lula	59,335	461	7	0	146	1,500	345
Sam’s Town- Tunica	39,740	531	7	0	335	4,308	378

Region Totals	352,067	5,260	164	24	3,095	19,555

CENTRAL REGION

Ameristar Casino Hotel	72,210	924	11	1	148	3,063	210
Harlow’s Casino Resort	33,415	667	13	0	105	1,500	285
Bally’s Vicksburg	32,608	458	7	0	89	1,063	212
Magnolia Bluffs Casino	16,032	488	10	1	140	427	199
Riverwalk Casino	25,000	550	12	0	76	748	211
Trop Casino Greenville	22,822	418	0	0	0	734	287
Water View Casino & Hotel	37,130	593	10	0	122	631	211

Region Totals	239,217	4,098	63	2	680	8,166

STATE TOTALS	1,283,881	20,912	677	53	10,406	54,612

Louisiana Competition

The Company believes that its greatest competition will come from any existing and any new casinos that might be constructed in or around Diamondhead, Bay St. Louis, Gulfport and Biloxi, Mississippi due to their close proximity to the Diamondhead Property. While the Company’s primary competition is expected to come from the foregoing, the Company’s Diamondhead, Mississippi casino will also compete with casinos and other gaming located in the adjacent State of Louisiana. The following information is based, in large part, on the 2024 Louisiana Gaming Control Board 28th Annual Report to the Louisiana State Legislature for the fiscal year July 1, 2022 through June 30, 2023, which is the latest available report for Louisiana.

The Louisiana fiscal year ended June 30, 2023, with adjusted gross gaming revenue of $1,768,545,516, a decrease of $39,899,287 from the previous year. Gaming revenue to the State was $3,377,039,368 for FY 2022-2023, an increase of $2,612,088,089 from the previous fiscal year.

Land-Based Casinos

Louisiana has four land-based casinos. Three of the land-based casinos in Louisiana are Indian casinos, which are located in Marksville in central Louisiana and in Kinder and Charenton in southern Louisiana. These are not expected to represent significant competition because of their distance from the Diamondhead site. None of the three tribes are required to pay any fees directly to the state nor can they be required to provide the Louisiana Gaming Control Board with any financial figures, although the Chitimacha Tribe in Charenton provides information voluntarily. All of these tribes make contributions to the local governments in their respective locations. There is a fourth land-based casino in downtown New Orleans, which would compete with the Company’s Diamondhead Casino.

Caesars’ New Orleans (f/k/a Harrah’s Casino New Orleans)

The land-based casino in New Orleans is approximately one hour by car from the Diamondhead site. Significant competition is expected to come from this land-based casino. The casino generated gross gaming revenue of $260,189,114 in FY 2022-2023, an increase of $31,918,488 from the prior fiscal year. It employed approximately 1,868 individuals.

Riverboat Casinos

There are fifteen riverboat casinos authorized to operate in Louisiana. There are six riverboat casinos in the Shreveport-Bossier City area, which is about 360 miles from the Diamondhead Property; three in Lake Charles, which is approximately 246 miles from the Diamondhead Property; three in East Baton Rouge Parish, which is approximately 123 miles from the Diamondhead Property; and one each in Kenner, Harvey and Amelia, which are approximately 73, 71, and 139 miles, respectively, from the Diamondhead Property. These riverboat casinos employ 8,977 individuals and, in FY 2022-2023, contributed $380,237,286 in net revenue to the state. Adjusted gross revenue increased in Lake Charles, and Baton Rouge, Shreveport/Bossier and New Orleans. Three of these riverboat casinos are moving onto land. Under a state law signed in 2018, Louisiana riverboat casinos can move out of water as long as they remain within 1,200 feet of their existing berths and demonstrate economic development.

In fiscal year 2022-2023, the riverboat casinos had adjusted gross gaming revenue of $1,620,224,847 an increase of $26,403,701 from the prior fiscal year and paid $125,507,395 in fees to the state.

The Shreveport-Bossier City market had adjusted gross gaming revenue of $540,766,558 for FY 2022-2023, a decrease of $42,988,761 from the prior fiscal year, and paid $116,264,809 in fees to the state. The Lake Charles market had adjusted gross gaming revenue of $740,525,538, an increase of $56,252,584 from the prior fiscal year, and paid $159,212,991 in fees to the state. The riverboat casinos in Kenner, Harvey and Amelia had adjusted gross gaming revenue of $239,312,809, a decrease of $31,771,784 from the prior fiscal year, and paid $51,454,404 in fees to the state. The riverboat casinos in East Baton Rouge Parish had adjusted gross gaming revenue of $247,930,611, a decrease of $21,401,326 from the prior fiscal year, and paid $53,305,081 in fees to the state.

Racetrack Gaming

Slot machine gaming at the racetracks generated $320,953,271, in adjusted gross gaming revenue for fiscal year 2022-2023, a decrease of $8,923,082 from the prior fiscal year, and paid $4,125,237 in fees to the state. There were approximately 1,353 individuals employed at the racing facilities. After subtracting the Support Contribution Deduction of $48,142,990 for Purse Supplements, Executive Committee of the Louisiana Thoroughbred Breeders’ Association, and Executive Committee of the Louisiana Quarter Horse Breeders Association, the State received fees in the amount of $48,688,611.

Video Poker

As of June 30, 2023, there were approximately 1,399 video poker locations and 11,875 video poker devices in the 31 parishes in Louisiana where video poker gaming had been approved in the local option election of November 5, 1996. These machines are authorized in bars, restaurants, hotels, off-track betting parlors and truck stops. Franchise fees to the state from video poker amounted to $236,345,114 for FY 2022-2023, a decrease of $14,230,071 from the prior fiscal year.

Sports Wagering

On June 10, 2021, the Louisiana State Legislature approved legislation establishing a licensing framework for retail and online sports betting in the fifty-five of sixty-four Louisiana parishes that voted to authorize sports betting in a November 2020 election.

Fantasy Sports went live in July 2021. Louisiana levies a tax of 8% upon the net revenues of fantasy sports contests offered to consumers within the state. From July 2022 through June 2023, the Gross Fantasy Sports Contest Revenues were $20,970,284, net revenue was $2,169,412 and $173,553 was paid in tax.

Retail Sports Wagering went live in October 2021. From July of 2022 through June of 2023, wagers were written for $307,148,101. The net proceeds were $38,441,824 and $3,768,839 was paid in tax. The win percentage was 12.5%.

Mobile Sports wagering went live in January of 2022. From July of 2022 through June of 2023, wagers were written for $2,216,845,201. The net proceeds were $206,819,945 and $35,104,617 was paid in taxes.

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

Liens on the Diamondhead Property

Liens

As of December 31, 2024, the Company had placed twenty-one liens on the Company’s Diamondhead, Mississippi Property (“the Property”). No additional liens have been filed as of the filing of this report. The liens were as follows:

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

In June 2021, the Company filed a twelfth and thirteenth lien on the Property to secure two non-interest bearing notes issued in May of 2021 which total $50,000 in principle and call for the issuance of 100,000 shares of common stock. The notes are not convertible. As of the issuance date of these financial statements, no shares have been issued.

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

In March 2022, the Company filed a nineteenth and twentieth lien on the Property to secure two non-interest bearing notes issued in March of 2022 which total $80,000 in principle and call for the issuance of 160,000 shares of common stock. The notes are not convertible. As of the issuance date of these financial statements, no shares have been issued.

In May 2022, the Company filed a twenty-first lien on the Property to secure a non-interest bearing note issued in April of 2022 which totals $50,000 in principle and calls for the issuance of 100,000 shares of common stock. The note is not convertible. As of the issuance date of these condensed consolidated financial statements, no shares have been issued.

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

Office Location

The Company leases a furnished and equipped townhouse office from its President at 1013 Princess Street, in Alexandria, Virginia 22314, pursuant to a Landlord/Tenant Month to Month Lease. The terms of the lease, as adjusted for square footage and certain other applicable differences, were based on the terms of the last lease signed by the Company with an unrelated third party for unfurnished office space leased in Largo, Florida. The Company pays a base rent in the amount of $4,534 per month for approximately 2,473 square feet of commercial space, in addition to any and all expenses relating to the property, including property taxes, property insurance, telephone, electric, water and cable. The Company’s executive office and all of its files are located in this office.

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

In or about December 2022, the parties entered into an Amendment to Settlement Agreement. The Amendment provides, in pertinent part, as follows: that on or before March 31, 2023, the Plaintiffs would be paid the principal due under their debentures of $1.5 million, plus interest of four percent (4%) per annum on the principal due from January 1, 2015 through December 31, 2019, plus interest of six percent (6%) per annum on the principal due from January 1, 2020 through March 31, 2022, plus interest of eight percent (8%) per annum on the principle due from April 1, 2022 through the date of payment. In addition the Company agreed to pay legal costs and fees of $175,000 plus 50,000 shares of common stock. In the event payment was not made on or before March 31, 2023, a judgment would be entered in the case. Post judgment interest shall only apply to the $1.5 million principal due. Payment was not made on or before March 31, 2023. On July 5, 2023, the Plaintiffs filed a Motion to Reopen the Action, Vacate Dismissal, and Enter Judgment on Consent. The Company did not object to the Motion. On September 20, 2023, the Court entered an Order Granting Plaintiffs’ Motion to Reopen this Action, Vacate Dismissal, and Compel Enforcement of the Settlement Agreement and entered the Consent Judgment previously agreed to by the Company. The Company has accrued legal fees of $195,000 and $16,500 for accrued liability for stock and accrued additional interest of $112,500  for the years ended December 31, 2024 and 2023, respectively.

CASE PENDING

Edson Arneault, John Hawley as Servicing Agent for Argonaut 2000 Partners, L.P., Kathleen and James Devlin, J. Steven Emerson, Emerson Partners, J. Steven Emerson, as Successor to Steven Emerson Roth IRA, Steven Rothstein, and Barry and Irene Stark v. Diamondhead Casino Corporation (In the United States Bankruptcy Court for the District of Delaware (C.A. No. 24-11354-JKS)

On June 12, 2024, the above-named parties filed a Chapter 7 Involuntary Petition against a Non-Individual (Diamondhead Casino Corporation). The foregoing parties seek a total of $2,422,500. The Petition was served on June 13, 2024. On July 18, 2024, the Company filed a Motion of the Alleged Debtor, Diamondhead Casino Corporation, to Dismiss the Involuntary Bankruptcy Petition or, in the Alternative, to Convert the Case to Chapter 11 (hereinafter “Diamondhead’s Motion to Dismiss”). On September 3, 2024, the Petitioners’ filed an Answering Brief in Opposition to Diamondhead’s Motion to Dismiss. On September 25, 2024, the Court held a status hearing in the matter. On December 4, 2024 and January 16, 2025, the Court held an evidentiary hearing on Diamondhead’s Motion to Dismiss. On February 11, 2025, the Company filed a post-hearing brief in support of its Motion to Dismiss. On March 4, 2025, the Petitioners filed their Answering Brief in opposition to the Motion to Dismiss. On March 14, 2025, the Company filed its Reply Brief. The Company is awaiting the Court’s decision.

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

As of December 31, 2024, there were 763 registered holders of record of the Common Stock of the Company.

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

Equity Compensation Plans

Plan Stock Options

On December 19, 1988, the Company adopted a stock option plan (the “Plan”) for its officers and management personnel under which options could be granted to purchase up to 1,000,000 shares of the Company’s common stock. Accordingly, the Company reserved 1,000,000 shares for issuance under the Plan. The option price may not be less than 100% of the market value of the shares on the date of the grant. The options expire within ten years from the date of grant. At December 31, 2024, no options from this plan were issued or exercised.

Non-Plan Stock Options

The Company has, from time to time, awarded non-plan stock options to its Directors, Officers and key employees. On December 12, 2023, the Board of Directors voted to extend the outstanding options from December 31, 2023 to December 31, 2025. As a result of the modification to the options, the Company recorded an additional $546,400 in 2023 in stock-based compensation expense. There is no stock compensation expense related to options issued during the year ended December 31, 2024.

The table below summarizes the status of all non-plan options currently outstanding issued to Company Directors, Officers, and former Officers and employees of the Company.

	Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2023	4,555,000	$0.41
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding as of December 31, 2023	4,555,000	$0.41
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding as of December 31, 2024	4,555,000	$0.41

Exercisable as of December 31, 2023	4,555,000	$0.41
Exercisable as of December 31, 2024	4,555,000	$0.41

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

In 2011, the Company decided to temporarily suspend contributions to the Plan. Therefore the Trust was unable to make its annual loan payment to the company and a loan default occurred. In accordance with the Pledge Agreement between the Company and the Trust, the shares attached to the loan payments subsequent to the 2010 contribution reverted back to the Company as treasury shares. In 2024, 79,545 shares, with a market value of $10,261, reverted back to the Company. In 2023, 79,545 shares, with a market value of $16,704, reverted back to the Company treasury.

Recent Sales of Equity Securities

None.

Repurchase of Equity Securities

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read together with the consolidated financial statements and related notes thereto, for the years ended December 31, 2024 and 2023, attached as Exhibit 99.1 to this report.

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

Liquidity

The Company has incurred continued losses over the years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has had no operations since it ended its gambling cruise ship operations in 2000. Since that time, the Company has concentrated its efforts on the development of its Diamondhead, Mississippi Property. The development of the Diamondhead Property is dependent on obtaining the necessary capital, through equity and/or debt financing, unilaterally, or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, staff, open, and operate a casino resort. In the past, the Company has been able to sustain itself through various short term borrowings, however, as of as of December 31, 2024, the Company had cash of $188,806, while accounts payable and accrued expenses totaled $15,174,493 and the Company had an accumulated deficit of $48,766,677. Therefore, in order to sustain itself, it is imperative that the Company secure a source of funds to provide further working capital as the Company does not have sufficient cash on hand.

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

Financial Results and Analysis

As reflected in the accompanying consolidated financial statements, the Company recorded a net loss applicable to common shareholders of $1,903,875 for the year ending December 31, 2024 and a net loss applicable to common shareholders of $1,511,427 for the year ending December 31, 2023. General and administrative expenses incurred totaled $907,316 and $736,680 for the years ending December 31, 2024 and 2023, respectively. The table below depicts the major categories comprising those expenses:

	December 31,	December 31,
	2024	2023
Payroll and Related Taxes	$300,650	$300,000
Director Fees	90,000	90,000
Professional Services	156,674	102,763
Rents and Insurances	89,204	88,098
Fines and Penalties	144,800	133,900
All Other Expenses	125,988	21,919
Total General and Administrative Expenses	$907,316	$736,680

The amount reported as payroll includes amounts not actually paid to employees, but accrued and payable to employees. The Company accrued salary payable to only one employee in 2024, the President and CEO of the Registrant, who also served as a Director, Chief Financial Officer, Treasurer and Secretary of the Registrant and held various positions in the Registrant’s subsidiaries.

Other expenses in 2024 have increased compared to 2023, primarily due to expenses incurred for property taxes.

The Company recorded stock-based compensation expense of $0 and $546,400 for the years ended December 31, 2024 and 2023, respectively.

Other Income and Expense

Interest expense (amortization of debt discount is shown as part of interest expense) incurred totaled $821,101 and $815,879 for the years ended December 31, 2024 and 2023 respectively, an increase of $5,222. The increase in 2024 was primarily attributable to the Company having the same amount of notes as prior year, outstanding for the entire year.

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

Of particular note to those conditions is item (v) which calls for the Chairman to be indemnified for any loss sustained on the sale of certain common stock sold to cover the property taxes paid. The Chairman identified the common stock sold and has provided the Company with the documentation required to document the sale of said stock and to calculate the contingent future loss, if any, on said stock. Had the Company paid the note in full at December 31, 2021 in addition to the principal and interest due, the Company would not have been liable for any additional funds to indemnify the Chairman pursuant to the terms of the notes. On February 4, 2022, the Board of Directors entered into an agreement with the Chairman to issue 35,000 shares of common stock of the Company to the Chairman to repurchase the indemnification. This repurchase eliminates any risk to the Company arising from the indemnification which could have been material.

There are no other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources, that are material to our stockholders.

Critical Accounting Estimates

After thorough evaluation, we have determined that our accounting estimates, while important to the preparation of our financial statements, do not meet the criteria of “critical accounting estimates” as defined by the U.S. Securities and Exchange Commission. Critical accounting estimates are those that are both highly uncertain and material to the financial statements. We regularly review our accounting policies and procedures to ensure they remain appropriate and effective. At this time, there are no accounting estimates that we believe are particularly subject to a high degree of uncertainty or that have a significant risk of resulting in a material change to our financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure under this item is not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements for the years ended December 31, 2024 and 2023 are attached to this report as Exhibit 99.1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of the Chief Executive Officer/Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2024. See below for management’s report.

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

The Chief Executive Officer/Chief Financial Officer conducted, under the supervision of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that a material weakness over financial reporting existed as of December 31, 2024. Management identified the following material weakness that has caused management to conclude that, as of December 31, 2024, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	The Company does not have sufficient segregation of duties within accounting functions in as much as we have only one employee.

2.	The Company has not been timely in their financial reporting functions. Management has not developed and effectively communicated its accounting policies and procedures. This has resulted in inconsistent practices with regard to complex accounting transactions.

The Company has designed and instituted policies and procedures to eliminate and/or mitigate the foregoing. While segregation of duties is very difficult in a small company with only one employee, the Company intends to utilize third-party consultants to ensure effective financial reporting and disclosures are met. As a result of the material weakness identified above, our internal control over financial reporting was not effective as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the year ending December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Officers and Directors	Age	Position(s)
Deborah A. Vitale	74	Director, President, Secretary, Treasurer and Chief Financial Officer
Martin Blount	62	Director
Benjamin J. Harrell	71	Director, Vice-President
Gregory A. Harrison	80	Chairman of the Board of Diamondhead Casino Corporation, Vice-President
Robert S. Crow III	69	Director
Daniel G. Burstyn	40	Director

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

The Compensation Committee is composed of two Directors: Robert S. Crow and Martin C. Blount. The Board of Directors has determined that all members of the Committee are independent Directors based on the general independence standards adopted by the Board.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company accrued salary payable to only one executive in 2024, the President and CEO, who also serves as a Director, Chief Financial Officer, Treasurer and Secretary of the Registrant and who held various positions in the Registrant’s subsidiaries. The Board of Directors monitors and approves compensation paid to executives of the Company.

Executive Compensation

The Board of Directors determined Ms. Vitale’s base salary to be $300,000 per annum. Ms. Vitale’s base salary reflects her contribution to the Company in a myriad of corporate roles and responsibilities. The Board recognized that Ms. Vitale manages the Company’s business without the benefit of any administrative staff normally associated with the management of a publicly traded company at significant savings to the Company. Since mid-November of 2009, the Company has, from time to time, been unable to pay Ms. Vitale the salary due her because of a lack of funds. At December 31, 2024, Ms. Vitale was entitled to cash compensation of $3,941,996 for services rendered from 2010 through 2024, which has accrued and is unpaid at December 31, 2024. In addition, on October 12, 2012, the Board of Directors approved a motion to pay interest at 9% per annum on the unpaid compensation due Ms. Vitale retroactive to the outstanding amounts due beginning in 2010 through the date of actual payment. The following table sets forth the amounts due Ms. Vitale for unpaid salary for each of the years 2010 through 2024 and the interest due thereon. None of the accrued salary or interest has been paid to Ms. Vitale to date.

	TOTAL	SALARY	SALARY	INTEREST
YEAR	SALARY	PAID	ACCRUED	EARNED
2010	$300,000	$161,538	$138,462	$3,221
2011	300,000	96,466	203,534	18,837
2012	300,000	None	300,000	43,462
2013	300,000	None	300,000	70,428
2014	300,000	150,000	150,000	91,739
2015	300,000	125,000	175,000	101,899
2016	300,000	None	300,000	126,463
2017	300,000	None	300,000	153,463
2018	300,000	None	300,000	180,463
2019	300,000	None	300,000	207,463
2020	300,000	None	300,000	234,457
2021	300,000	None	300,000	261,457
2022	300,000	None	300,000	288,457
2023	300,000	None	300,000	315,457
2024	300,000	25,000	275,000	342,457
	$4,500,000	$558,004	$3,941,996	$2,439,723

The following table provides information concerning the accrual of salary and other compensation of the President and Chief Executive Officer. No salary was paid to any officer of the Company in 2024 or 2023.

SUMMARY COMPENSATION TABLE

Name and Occupation	Year	(1) Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	(2) All Other Compensation	Total
Deborah A. Vitale,	2024	$300,000	None	None	None	None	None	$357,457	$657,457
President, CEO and CFO.	2023	$300,000	None	None	None	None	None	$330,457	$630,457

(1)	In 2024 and 2023, Ms. Vitale’s received salary compensation of $25,000 and $0, respectively. As of December 31, 2024 and 2023, the $275,000 and $300,000 of accrued salary compensation will be paid to her when Company finances permit.

(2)

In 2024, Ms. Vitale earned an annual Director’s fee of $15,000. In addition, in 2024, Ms. Vitale earned interest in the amount of $342,457 on the portion of her unpaid salary for the years 2010 through 2024. In 2023, Ms. Vitale earned an annual Director’s fee of $15,000. In addition, in 2023, Ms. Vitale earned interest in the amount of $315,457 on the portion of her unpaid salary for the years 2010 through 2023.

The following tables provide a summary of the outstanding equity awards of the President at December 31, 2024.

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

The Company sponsors an employee stock ownership plan which is a tax deferred defined contribution pension plan formed in 1994. Ms. Vitale has been a plan participant since 1998. No contributions were made to Ms. Vitale’s participant account for the years ending December 31, 2024 or 2023.

At December 31, 2024, Ms. Vitale was 100% vested in 447,272 shares of common stock which were contributed to the plan on her behalf in past years.

Directors’ Compensation

Effective January 1, 2013, the directors of the Company are entitled to be compensated at a rate of $15,000 per annum. No director received directors’ fees in the years 2024 or 2023. Each Director is eligible for an annual payment in the amount of $15,000 as long as they remain a Director through December 31 of the applicable year, absent death or incapacitation. The annual payment to new directors will be prorated based upon months served in their initial year as a Director. Directors are reimbursed for certain approved expenses incurred in connection with Company business and for certain approved expenses incurred in connection with attendance at non-telephonic Board, committee, or other meetings. Directors are from time to time, awarded non-qualified options to purchase common stock of the Company.

The table below summarizes amounts accrued for Director Compensation for the year ended December 31, 2024 for all directors other than the President, who is also a Director of the Company and whose compensation is itemized above. The Company did not have funds with which to pay any of the Directors the compensation earned.

DIRECTOR COMPENSATION

	Earned or Paid in Cash	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	Deferred Compensation Earnings	All Other Compensation	Total
Gregory A. Harrison	$15,000	None	None	None	None	None	$15,000
Benjamin Harrell	$15,000	None	None	None	None	None	$15,000
Martin Blount	$15,000	None	None	None	None	None	$15,000
Robert Crow	$15,000	None	None	None	None	None	$15,000
Daniel Burstyn	$15,000	None	None	None	None	None	$15,000

Other Compensation Arrangements

Gregory A. Harrison, the current Chairman of the Board of Directors and a Vice President of the Company, was a compensated employee of the Company until December 31, 2011. The Company owes Mr. Harrison unpaid salary of $121,140 for services rendered in years prior to 2012. On October 12, 2012, the Board of Directors approved a motion to pay interest at 9% per annum on the unpaid compensation due Mr. Harrison retroactive to the outstanding amounts due beginning in 2010 through the date of actual payment. Interest on the unpaid salary due to Mr. Harrison amounted to $10,903 in both 2024 and 2023. The total accrued interest through December 31, 2024 was $151,515. None of the interest due to Mr. Harrison has been paid to date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2025, to the Company’s knowledge, based on filings with the Securities & Exchange Commission by certain beneficial owners and/or information received by the Company, the beneficial ownership of the outstanding Voting Stock held by (i) each person or entity beneficially owning more than 5% of the shares of any class of Voting Stock, (ii) each director, nominee, and certain executive officers, individually, and (iii) all directors and executive officers as a group. The Common Stock and the Voting Preferred Stock vote as a single class and each share thereof is entitled to one vote per share.

BENEFICIAL OWNER	NUMBER OF BENEFICIAL OWNERSHIP	CLASS OF STOCK	PERCENT OF CLASS	PERCENT OF VOTING (1)
Europa Cruises Corporation Employee Stock Ownership Plan Trust Deborah A. Vitale, Trustee (2) 1013 Princess Street Alexandria, Virginia 22314	1,590,920	Common	4.07%	3.89%

Deborah A. Vitale (2)(3) Director, President, Secretary, Treasurer and Chief Financial Officer Chairman, President, Secretary and Treasurer of Casino World, Inc. Chairman, President, Secretary and Treasurer of Mississippi Gaming Corporation 1013 Princess Street Alexandria, Virginia 22314	5,770,193	Common	14.78%	14.12%

Gregory Harrison (4) Chairman and Vice President 16209 Kimberly Grove Gaithersburg, Maryland 20878	2,353,670	Common	6.03%	5.76%

Benjamin J. Harrell (5) Director and Vice President 162 Hesper Avenue Metairie, Louisiana 70005	835,025	Common	2.14%	2.04%

Martin Blount (6) Director 1320 Maryland Ave Washington, D.C. 20002	200,000	Common	0.51%	0.49%

Robert S. Crow III (7) Director 5910 Coral Sea Avenue Rockville, Maryland 20851	1,129,869	Common	2.89%	2.76%

Daniel G. Burstyn (8)(10) Director 2828 Lemmon Ave., Apt. 5103 Dallas, Texas 75204	40,000	Common	0.10%	0.10%

Serco International Financial Advisory and Management Services Limited (9)	901,831	Common	2.31%	2.21%
	900,000	Preferred S-NR	100.00%
P.O. Box 52 A-1072 Vienna, Austria	926,000	Preferred S	100.00%

Austroinvest International Limited (9)	901,831	Common	2.31%	2.21%
30, DeCastro Street,	900,000	Preferred S-NR	100.00%
Road Town Tortola, British Virgin Islands	926,000	Preferred S	100.00%

Serco America Corporation (9)	901,831	Common	2.31%	2.21%
4, George Street	900,000	Preferred S-NR	100.00%
Mareva House P.O. Box N-3937 Nassau, Bahamas	926,000	Preferred S	100.00%

Ernst G. Walter (9)	901,831	Common	2.31%	2.21%
P.O. Box 15	900,000	Preferred S-NR	100.00%
1072 Vienna, Austria	926,000	Preferred S	100.00%

College Health and Investment Ltd. (10) College Health and Investment LP (8) Samuel I. Burstyn, General Partner 701 Brickell Avenue, 24th Fl Miami, FL 33131	2,565,982	Common	6.57%	6.28%

All Directors & Executive Officers (6 Persons)		Common	26.45%	25.27%

(1)	Common Stock, Series S-NR Preferred Stock and Series S Preferred Stock have been combined for the purpose of calculating voting percentages.

(2)	The Europa Cruises Corporation Employee Stock Ownership Plan (“ESOP”) was established on August 18, 1994. The Trustee of the ESOP is Deborah A. Vitale. As of December 31, 2024 a total of 2,295,450 ESOP shares had been released for allocation to participants in the ESOP and an additional 1,113,630 shares had been forfeited by the Trust. The participants in the ESOP are entitled to direct the Trustee as to the manner in which the Company’s allocated shares are voted. The remaining 1,590,920 unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.

(3)	Includes 1,590,920 unallocated common shares of the ESOP Trust; 767,001 shares of Common Stock owned directly by Ms. Vitale; options to purchase 2,965,000 shares of Common Stock; and 447,272 shares of Common Stock, which represent shares of Common Stock held in Ms. Vitale’s fully vested ESOP participant account.

(4)	Includes 1,386,728 shares of Common Stock owned directly by Mr. Harrison; options to purchase 450,000 shares of Common Stock; 15,275 shares of Common Stock held in Mr. Harrison’s fully vested ESOP participation account; 35,000 shares of common stock to be issued to Mr. Harrison pursuant to an agreement to cancel an indemnification agreement, 100,000 shares of Common Stock to be issued in connection with notes payable issued in 2021 and 200,000 shares of Common Stock to be issued in connection with notes payable issued in 2023. Pursuant to a Private Placement dated February 14, 2014, on March 31, 2014, Mr. Harrison purchased a Collateralized Convertible Senior Debenture convertible into 166,667 shares of Common Stock. The conditions required for conversion of this Debenture into Common Stock of the Company were never met. Assuming the conditions required for conversion are met in the future, Mr. Harrison’s Debenture would be converted into a total of 166,667 shares of Common Stock without any action on the part of Mr. Harrison, at which time his holdings, assuming no other changes occurred, would total 2,353,670.

(5)	Includes 400,025 shares of Common Stock owned directly by Mr. Harrell and options to purchase 435,000 shares of Common Stock.

(6)	Consists of options to purchase 200,000 shares of Common Stock.

(7)	Includes 1,029,869 shares of Common Stock owned directly by Mr. Crow and options to purchase 100,000 shares of Common Stock.

(8)	Consists of options to purchase 40,000 shares of Common Stock. Mr. Burstyn is the son of the General Partner of College Health & Investment LP, and College Health & Investment Ltd. See footnote 10 below.

(9)	Serco International Financial Advisory and Management Services Ltd., Austroinvest International Limited, and Serco America Corporation are affiliated entities. The Company is informed that Dr. Ernst Walter is the sole Director and President of each company. The total beneficial ownership of securities of the Company held by the foregoing includes: 901,831 shares of Common Stock owned by Serco International Financial Advisory and Management Services, Ltd.; 926,000 shares of Series S Preferred Stock owned by Austroinvest International Limited; and 900,000 shares of Series S-NR Preferred Stock owned by Serco America Corporation.

(10)	Includes 1,659,868 shares of Common Stock owned by College Health & Investment LP, 506,164 shares of Common Stock owned by College Health & Investment Ltd, 200,000 shares of Common Stock owned by Alana Burstyn, 199,950 shares of Common Stock owned by Sean Burstyn, c/o Burstyn. The foregoing persons and entities appear to share a common address, 701 Brickell Avenue, Miami, FL 33131. Samuel I. Burstyn is the General Partner of College Health & Investment LP, which the General Partner maintains, is also known as College Health & Investment, Ltd. Daniel G. Burstyn, a Director of the Company, is the son of Samuel I. Burstyn. Does not include 200,000 shares of Common Stock held by Shari Jakobowitz, Custodian FBO Ava Burstyn under the Florida Uniform Transfer Minor Act.

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

As of December 31, 2024, a total of 2,295,450 shares of Common Stock had been released for allocation to participants in the ESOP. An additional 1,113,630 shares had been forfeited by the Trust. The Company made no contributions to the ESOP Plan for the years ended December 31, 2011 through December 31, 2024. The participants in the ESOP are entitled to direct the Trustee as to the manner in which the Company’s allocated shares are voted. The remaining 1,590,920 unallocated shares are voted by the Trustee. The Trustee is required to vote the unallocated ESOP shares in the best interests of the ESOP beneficiaries.

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

The Company leases a furnished and fully equipped townhouse office from its President at 1013 Princess Street, in Alexandria, Virginia 22314, pursuant to a Landlord/Tenant Month to Month Lease. The terms of the lease, as adjusted for square footage and certain other applicable differences, were based on the terms of the last lease signed by the Company with an unrelated third party for unfurnished office space leased in Largo, Florida. The lease calls for payment by the Company of a base rent in the amount of $4,534 per month, or $54,408 per year, for approximately 2,473 square feet of commercial space, in addition to any and all expenses relating to the property, including property taxes, property insurance, telephone, electric, water and cable. The Company’s office and all of its files are located in this office.

In 2024, the President received $49,874 in base rent due for 2024. In 2023, the President received $54,408 for base rent due in 2023.

Rent expense associated with this lease amounted to base rent in the amount of $54,408 and associated rental costs of $33,524 for a total of $87,932 for the year ended December 31, 2024 and base rent in the amount of $54,409 and associated rental costs of $33,689 for a total $88,098 for the year ended December 31, 2023.

As of December 31, 2024 and 2023, the President is owed a total of $641,589 and $602,259, respectively, under the lease agreement.

The President of the Company is owed deferred salary in the principal amount of $3,941,996 and the Vice President and current Chairman of the Board of the Company is owed deferred salary in the principal amount of $121,140 as of December 31, 2024. On October 12, 2012, the Board of Directors approved a motion to pay these individuals interest of 9% per annum on their deferred compensation retroactive to amounts due beginning in 2010 through the date of actual payment. Accrued interest on deferred salary for both individuals through December 31, 2024 and 2023 amounted to $2,591,238 and $2,237,878, respectively.

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

In 2016, the Company received cash advances totaling $47,500 from seven lenders which included $25,000 from two current Directors of the Company. The proceeds from the cash advances were earmarked for the payment of accounting and auditing fees and other expenses required to file the Company’s Form 10-Q. On August 25, 2016, the Company issued a Note to the foregoing lenders which matured four years from the date of issuance and bears interest at 8% per annum, with a full year of interest accruing in any year in which the advance remains unpaid. Accrued interest due on the above notes amounted to $18,000 and $16,000 at December 31, 2024 and 2023, respectively. These amounts are included in current liabilities on the consolidated balance sheets as of December 31, 2024 and 2023. This note is secured by a second lien on the Diamondhead Property.

In August 2016, the Chairman of the Board of Directors of the Company also loaned the Company $90,000. On August 25, 2016, the Company issued a Note to the Chairman. The Note bears interest at 14% per annum effective August 1, 2016 and matured four years from the date of issuance. This note is also secured by the second lien on the Diamondhead Property. The proceeds of the loan were used for the payment of Mississippi property taxes and auditing, accounting and other corporate expenses. Accrued interest due on the above note amounted to $106,082 and $93,482 at December 31, 2024 and 2023, respectively.

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

The Chairman advanced the $67,628 on condition that: (i) the advance constitute a lien with interest at 4% per annum under that Land Deed of Trust recorded September 26, 2014; (ii) he be paid additional interest of 11% per annum on the amount advanced and owing and that the full 11% interest per annum is payable during any calendar year in which all or part of the amount advanced and owing or interest due thereon remains unpaid; (iii) this additional interest obligation be treated as a separate and secured debt of the Company, to be evidenced by a separate note and is secured with a separate and third lien to be placed on the Property (hereafter “the Third Lien”); (iv) the entire obligation will be treated as an advance to be paid out of any subsequent incoming financing obtained by the Company or any amounts recovered by the Company from a defendant in that collection action brought by the Company in the Circuit Court of Montgomery County, Maryland; and (v) he be indemnified for any losses sustained on the sale of that common stock sold to cover the payment of real estate property taxes and any credit card fees associated with payment. The Chairman identified the common stock to be sold and provided the Company with the documentation required to document the sale of said stock and to calculate the future loss, if any, on said stock. The fair value measurement of the derivative indemnification liability at December 31, 2024 and 2023 was developed using Level 1 inputs, which was valued at $0. On February 4, 2022, the Board of Directors entered into an agreement with the Chairman to issue 35,000 shares of common stock of the Company to the Chairman to repurchase the indemnification. On September 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from the date of issue, to the Chairman for an amount up to $100,000 to cover the principle and interest due with respect to this note. On August 21, 2018, Mississippi Gaming Corporation placed a third lien on the Property to secure this obligation for $100,000. Accrued interest on the note amounted to $79,694 and $69,527 at December 31, 2024 and 2023, respectively.

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

On February 17, 2023, the Board of Directors agreed to issue a non-interest bearing promissory note to the Chairman in the principle amount of $25,000 together with 50,000 shares of common stock of the Company. The note was issued in return for the Chairman advancing funds to pay off accounts payable on behalf of the Company. The note is not convertible. As of the issuance date of these financial statements, no shares have been issued. The Company recorded a fair value of the stock of $17,500, which was determined by the fair value of the Company’s common stock at the date of the loan. The fair value of the stock was recorded as a debt discount, which will be amortized to interest expense over the life of the note. During the years ended December 31, 2024 and 2023, $0 and $17,096, respectively, of debt discount was amortized to interest expense to related parties. The debt discount was fully amortized during 2024. On November 1, 2023, as previously agreed, the Company paid the Chairman the $25,000 advanced from the proceeds of the eminent domain settlement.

On July 28, 2023, the Board of Directors agreed to issue a non-interest bearing promissory note to the Chairman in the principle amount of $75,000 together with 150,000 shares of common stock of the Company. The note was issued in return for the Chairman advancing funds to pay off property taxes due for the year 2022 on the Diamondhead, Mississippi Property and fees due to the Company’s outside auditor for review of Form 10-Q for the period ending June 30, 2023 The note is not convertible. As of the issuance date of these financial statements, no shares have been issued. The Company recorded a fair value of the stock of $52,500, which was determined by the fair value of the Company’s common stock at the date of the loan. The fair value of the stock was recorded as a debt discount, which will be amortized to interest expense over the life of the note. During the years ended December 31, 2024 and 2023, $0 and $22,644 respectively, of debt discount was amortized to interest expense to related parties. The debt was fully amortized during 2024. On November 1, 2023, as previously agreed, the Company paid the Chairman the $74,520 advanced from the proceeds of the eminent domain settlement.

As of December 31, 2024, the Chairman had advanced a total of $467,953, net of repayment of $16,250, under both the March 2018 and March 2019 arrangements and was owed accrued interest in the amount of $409,622 and $349,415 at December 31, 2024 and 2023, respectively.

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

As of December 31, 2024, the President had advanced a total of $5,007, net of repayments of $68,562, under this agreement. The President previously agreed to secure a $25,000 loan and interest due thereon and to secure and guarantee a $15,000 loan and interest due thereon due non-related parties discussed above. The President is also personally liable for certain bank-issued credit cards used by the Company to pay expenses incurred by the Company in the approximate amount of $18,000. On September 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from date of issue, to the President for an amount up to $100,000 to cover the principle and interest due with respect to this note. On August 21, 2018, Mississippi gaming Corporation placed a third lien on the Diamondhead Property to secure this obligation for $100,000. Accrued interest due on this note amounted to $27,493 and $23,763 at December 31, 2024 and 2023, respectively.

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

The principal balance of the notes payable due to the officers and directors discussed above was $702,519, net of debt discount of $0 and $669,279, net of debt discount of $33,241, as of December 31, 2024 and 2023, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The table below depicts the fees billed to Diamondhead Casino Corporation by the Company’s independent auditors in each of the last two years:

Description of Services	2024	2023

Audit Fees	$89,500	$85,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees Paid	$89,500	$85,000

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

Other Exhibits

(a)	3.1	Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on November 15, 1988.

(e)	3.1.1	Amendment to Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on September 4, 1992.

(e)	3.1.2	Amendment to Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on November 22, 2002.

(a)	3.2	By-laws of the Company.

(e)	3.2.1	Amendment of By-laws of the Company, dated February 16, 2015.

(e)	4.1	Certificate of Designation of Preferences, Rights, and Limitations of Series S Voting, Non-Convertible, Redeemable Preferred Stock Par value $0.01 per Share as filed with the Secretary of State of Delaware on August 5, 1993.

(e)	4.2	Certificate of Designation of Preferences, Rights, and Limitations of Series S-NR Voting, Non-Convertible, Non-Redeemable Preferred Stock Par value $0.01 per Share, as filed with the Secretary of State of Delaware on September 13, 1993.

(e)	4.3	Certificate of Designation of Preferences, Rights, and Limitations of Series S-PIK Junior, Non-Voting, Convertible, Non-Redeemable Preferred Stock Par value $0.01 per Share, as filed with the Secretary of State of Delaware on March 23, 1994.

(a)	10.1	Management Agreement between the Company and Casinos Austria Maritime Corporation dated June 19, 1993.

(b)	10.6	Term Sheet (Redacted) for $1 Million Line of Credit dated October 22, 2008.

(c)	10.7	Private Placement Memorandum dated March 1, 2010.

(c)	10.7.1	Appendix (C) to Private Placement Memorandum dated March 1, 2010 (Form of Promissory Note).

(c)	10.7.2	Appendix (D) to Private Placement Memorandum dated March 1, 2010 (Form of Warrant).

(c)	10.8	Private Placement Memorandum dated October 25, 2010.

(c)	10.8.1	Appendix (C) to Private Placement Memorandum dated October 25, 2010 (Form of Promissory Note).

(c)	10.8.2	Appendix (D) to Private Placement Memorandum dated October 25, 2010 (Form of Warrant).

(d)	10.9	Private Placement Memorandum dated February 14, 2014.

(e)	10.9.1	Offers to Amend dated December 4, 2014.

(f)	10.10	Secured Promissory Note dated August 25, 2016 issued by Mississippi Gaming Corporation.

(g)	99.1	Consolidated Financial Statements of the Company for the years ended December 31, 2024 and 2023

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document

Index to Exhibits

(a)	Previously filed as an Exhibit to Form 10 –Amendment 1 as filed on May 27, 2015 and incorporated by reference.

(b)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference.

(c)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated by reference.

(d)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed April 4, 2014 and incorporated by reference.

(e)	Previously filed as an Exhibit to Form 10 as filed on March 31, 2015 and incorporated by reference.

(f)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated by reference.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diamondhead Casino Corporation
(Registrant)

Date: March 31, 2025	By:	/s/ Deborah A. Vitale
Deborah A. Vitale
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory A. Harrison	Chairman of the Board of Directors	March 31, 2025
Gregory A. Harrison

/s/ Deborah A. Vitale	Director	March 31, 2025
Deborah A. Vitale

/s/ Benjamin J. Harrell	Director	March 31, 2025
Benjamin J. Harrell

/s/ Martin C. Blount	Director	March 31, 2025
Martin C. Blount

/s/ Robert S. Crow III	Director	March 31, 2025
Robert S. Crow III

/s/ Daniel G. Burstyn	Director	March 31, 2025
Daniel G. Burstyn

