Form 10-Q
period 2025-03-31
DIAMONDHEAD CASINO CORP
filed 2025-05-14
CIK 844887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: Number of shares outstanding as of May 14, 2025: 36,297,576.

DIAMONDHEAD CASINO CORPORATION

i

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,411	$188,806
Total current assets	79,411	188,806
Land (Note 3)	5,233,204	5,233,204
Other receivable	154,622	154,622
Other assets	80	80
Total assets	$5,467,317	$5,576,712

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses due related parties (Note 4)	$9,464,458	$9,169,155
Accounts payable and accrued expenses - others (Note 4)	4,776,561	6,005,338
Convertible notes and line of credit payable (Note 5)	962,500	1,962,500
Debenture payable (Note 6)	50,000	50,000
Convertible debenture payable (Note 6)	1,800,000	1,800,000
Short term notes and interest bearing advance (Note 7)	65,504	65,504
Notes payable due related parties (Note 8)	702,519	702,519
Notes payable due others (Note 9)	557,500	557,500
Total current liabilities	18,379,042	20,312,516
Total liabilities	18,379,042	20,312,516

Commitments and contingencies (Notes 3 and 12)

Stockholders’ deficit:

Preferred stock, $0.01 par value; shares authorized 5,000,000, outstanding 2,086,000 at March 31, 2025 and December 31, 2024 (aggregate liquidation preference of $2,519,080 at March 31, 2025 and December 31, 2024)	20,860	20,860
Common stock, $0.001 par value; shares authorized 50,000,000, issued:39,052,472 at March 31, 2025 and December 31, 2024 outstanding: 36,297,576 at March 31 , 2025 and December 31, 2024	39,052	39,052
Additional paid-in capital	36,589,423	36,586,213
Unearned ESOP shares	(2,372,060)	(2,372,060)
Accumulated deficit	(46,945,808)	(48,766,677)
Treasury stock, at cost, 1,163,796 shares at March 31, 2025 and December 31, 2024	(243,192)	(243,192)
Total stockholders’ deficit	(12,911,725)	(14,735,804)
Total liabilities and stockholders’ deficit	$5,467,317	$5,576,712

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024

COSTS AND EXPENSES
Administrative and general	$292,927	$196,717
Other	16,940	22,880
Total costs and expenses	309,867	219,597

OTHER EXPENSE (INCOME)
Interest expense:
Related parties	175,500	105,773
Other	61,293	146,077
Gain on extinguishment of debt	(2,392,929)	-
Total other expense (income)	(2,156,136)	251,850

NET INCOME (LOSS)	1,846,269	(471,447)

PREFERRED STOCK DIVIDENDS	(25,400)	(25,400)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$1,820,869	$(496,847)

Weighted average common shares outstanding - basic	37,471,560	36,297,576
Weighted average common shares outstanding - diluted	41,986,560	-
Net Income (loss) per common share - basic	$0.05	$(0.01)
Net Income (loss) per common share - diluted	$0.04	$-

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

					Additional						Total
	Preferred Stock		Common Stock		Paid-in	Unearned ESOP		Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Shares	Amount	Deficit

Balances at December 31, 2023	2,086,000	$20,860	39,052,472	$39,052	$36,663,780	1,670,465	$(2,490,662)	$(46,862,802)	1,084,431	$(232,931)	$(12,862,703)
Dividends	-	-	-	-	-	-	-	(25,400)	-	-	(25,400)
Net loss	-	-	-	-	-	-	-	(471,447)	-	-	(471,447)
Balances at March 31, 2024	2,086,000	$20,860	39,052,472	$39,052	$36,663,780	1,670,465	$(2,490,662)	$(47,359,649)	1,084,431	$(232,931)	$(13,359,550)

Balances at December 31, 2024	2,086,000	$20,860	39,052,472	$39,052	$36,586,213	1,590,920	(2,372,060)	$(48,766,677)	1,163,976	$(243,192)	$(14,735,804)
Common stock to be issued in connection with notes payable - related parties	-	-	-	-	388	-	-	-	-	-	388
Common stock to be issued in connection with interest on notes payable- others	-	-	-	-	2,822	-	-	-	-	-	2,822
Dividends	-	-	-	-		-	-	(25,400)	-	-	(25,400)
Net Income	-	-	-	-	-	-	-	1,846,269	-	-	1,846,269
Balances at March 31, 2025	2,086,000	$20,860	39,052,472	$39,052	$36,589,423	1,590,920	$(2,372,060)	$(46,945,808)	1,163,976	$(243,192)	$(12,911,725)

DIAMONDHEAD CASINO CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

	Three Months Ending March 31,
	2025	2024
Cash flows from operating activities:
Net Income (loss)	$1,846,269	$(471,447)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization	-	22,894
Common stock to be issued in connection with interest on notes	3,210	-
Gain on extinguishment of debt	(2,392,929)	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses - related parties	269,903	164,867
Accounts payable and accrued expenses - other	164,152	170,445
Net cash used in operating activities	(109,395)	(113,241)
Net decrease in cash	(109,395)	(113,241)
Cash at beginning of year	188,806	426,124
Cash at end of year	$79,411	$312,883

Supplemental disclosure of non-cash financing activities:
Common stock to be issued in connection with notes payable - related parties	$388	$-
Common stock to be issued in connection with notes payable - others	$2,822	$-
Unpaid preferred stock dividends in accounts payable and accrued expenses	$25,400	$10,400

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

Note 2. Liquidity and Going Concern

These unaudited condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses over the past several years, has no operations, generates no operating revenues and, as reflected in the accompanying unaudited condensed consolidated financial statements, reported net income (loss) applicable to common stockholders of $1,820,869 and ($496,847) for the three months ended March 31, 2025 and 2024 respectively. The net income for the three months ended March 31, 2025 includes a gain of $2,392,929 related to the extinguishment of debt. In addition, the Company had an accumulated deficit of $46,945,808 as of March 31, 2025. Due to its lack of financial resources, the Company has been forced to explore other alternatives, including the sale of part or all the Property.

The Company has had no operations since it ended its gambling cruise ship operations in 2000. Since that time, the Company has concentrated its efforts on the development of its Diamondhead, Mississippi property. That development is dependent upon the Company obtaining the necessary capital, through either equity and/or debt financing, unilaterally, or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, open, and operate a casino resort.

In the past, in order to raise capital to continue to pay on-going costs and expenses, the Company has borrowed funds, through Private Placements of convertible instruments as well as through other secured notes which are more fully described in Notes 5 through 10 to these unaudited condensed consolidated financial statements. The Company is in default with respect to payment of both principal and interest under the terms of most of these instruments. In addition, at March 31, 2025, the Company had $14,241,019 of accounts payable and accrued expenses and $79,411 in cash and cash equivalents.

The above conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual audited consolidated financial statements and, in our opinion, reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2025 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2024, attached to our annual report on Form 10-K.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Diamondhead Casino Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Land

Land held for development is carried at cost. Costs directly related to site development, such as licensing, permitting, engineering, and other costs, are capitalized.

Land development costs, which have been capitalized, consist of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Land	$4,691,430	$4,691,430
Licenses	77,000	77,000
Engineering and costs associated with permitting	464,774	464,774
	$5,233,204	$5,233,204

Cooperative Energy, a Mississippi Electric Cooperative sought a permanent easement along the northern portion of the Property on which to construct, maintain and operate electric transmission lines together with an access road. On or about May 24, 2023, Cooperative Energy filed a Complaint for Eminent Domain in the Special Court of Eminent Domain, Hancock County, Mississippi in which it named MGC and all persons and entities holding liens on the Diamondhead, Mississippi Property as defendants. On September 1, 2023, Cooperative Energy filed a Motion to Approve Settlement, an Amended Statement of Values and a Notice of Hearing for September 11, 2023. On September 26, 2023, the Court entered an Order Granting Plaintiff Right of Immediate Title and Possession. On October 17, 2023, the Court entered an Order Approving Settlement in the amount of $1,000,000 and entered an Order Approving Disbursement of Funds to MGC. On October 20, 2023, MGC received $845,378 as part of the settlement amount. The parties are working on the wording of two easements: a Cooperative Energy Right-Of-Way Easement and an Access Road Easement. Once the easements are finalized and signed, Cooperative Energy will pay MGC the remaining amount due of $154,622. Therefore, the Company recorded a receivable of $154,622 on the unaudited condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024.

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

Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the assets to the estimated undiscounted future cash flows projected to be generated by the assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair value of such assets determined by appraisal, discounted cash flow projections, or other means. No impairment existed as of March 31, 2025 and December 31, 2024.

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

For the years 2011 through 2024, the Company elected to temporarily suspend contributions to the Plan, in accordance with the loan pledge agreement between the Company and the ESOP Trust. For each year in which there was no contribution to the Plan, the Plan returned the 79,545 shares, which would have been allocated to employees annually, to treasury. The Company has not filed the annual Form 5500 reports pertaining to the ESOP since the year ended December 31, 2015.

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

The table below summarizes the components of potential dilutive securities at March 31, 2025 and December 31, 2024.

Description	March 31, 2025	December 31, 2024
Convertible Preferred Stock	$260,000	$260,000
Options to purchase Common Shares	4,255,000	4,555,000
	$4,515,000	$4,815,000

Stock Based Compensation

The Company follows the provisions of ASC Topic 718 “Compensation — Stock Compensation” which requires the measurement and recognition of compensation expense for all share-based payment awards either modified or granted to employees and directors based upon estimated fair values.

On November 9, 2020, the Board of Directors voted to award 1,290,000 options to purchase common stock to its six current directors, including three officers of the Company, at a strike price of $0.46 per share with an expiration date of December 31, 2024, as follows: Martin Blount: 200,000; Daniel Burstyn: 40,000; Robert Crow: 100,000; Benjamin Harrell: 360,000; Gregory Harrison: 450,000 and Deborah Vitale: 140,000. All options are fully vested. On December 12, 2023, the Board of Directors voted to extend these outstanding options from December 31, 2023 to December 31, 2025.

On February 4, 2022, the Board of Directors entered into an agreement with the Chairman to issue 35,000 shares of common stock of the Company to the Chairman to repurchase an indemnification. This repurchase eliminates any risk to the Company arising from the indemnification which could have been material. During the three months ended March 31, 2025 and 2024, the Company recorded stock-based compensation of $0 for the fair value for these shares, which have not yet been issued as of the issuance date of the unaudited condensed consolidated financial statements.

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

Gain on Extinguishment of debt

On February 20, 2025, the Company received formal notice from a lender indicating full and unconditional forgiveness of the outstanding obligation under the unsecured line of credit agreement originally entered into on October 22, 2008. The forgiven amount included $1,000,000 in principal and $1,392,929 in accrued interest, for a total of $2,392,929.

In accordance with ASC 405-20, Liabilities – Extinguishments of Liabilities, the Company determined that the liability was legally discharged and derecognized the obligation in the first quarter of 2025. As a result, a gain on extinguishment of debt totaling $2,392,929 was recognized and is included in “Other income (expense)” in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2025.

In connection with the forgiveness, 300,000 fully vested common stock options previously issued to the lender were forfeited and cancelled during the three months ended March 31, 2025. The forfeiture did not result in the recognition of additional expense or liability.

Recent Accounting Standards and Pronouncements

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued Accounting Standards Update No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for us for our annual reporting for fiscal 2027 and for interim period reporting beginning in fiscal 2028 on a prospective basis. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact that the adoption of this ASU would have.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional disclosures of income tax components that affect the rate reconciliation and income taxes paid, broken out by the applicable taxing jurisdictions. The Company expects to adopt this ASU for the annual period beginning on January 1, 2025 and does not expect a material impact on the consolidated financial statements.

No other recent accounting pronouncements were issued by FASB that are believed by management to have a material impact on the Company’s present or future financial statements.

Segment reporting

Operating segments are defined as components of an entity for which separate discrete financial information is available and regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. Segment expenses that are routinely provided to the CODM include administrative and general expenses as well as interest expense. Assets are disclosed for the one operating segment, which encompasses all of the Company’s assets. The Company reports consolidated net income as their required measure of segment profit/loss.

Note 4. Accounts Payable and Accrued Expenses

The table below outlines the elements included in accounts payable and accrued expenses at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Related parties:
Accrued payroll due officers	$4,223,006	$4,148,006
Accrued interest due officers and directors	3,519,002	3,343,502
Accrued director fees	1,041,250	1,018,750
Base rents due to the President	421,410	407,808
Associated rental costs	238,083	229,384
Other	21,707	21,705
Total related parties	$9,464,458	$9,169,155

Non-related parties:
Accrued interest	$2,114,889	$3,445,728
Accrued dividends	1,382,000	1,356,600
Accrued fines and penalties	819,575	783,575
Other	460,097	419,435
Total non-related parties	$4,776,561	$6,005,338

Note 5. Convertible Notes and Line of Credit

Line of Credit

On October 22, 2008, the Company entered into an agreement with an unrelated third party for an unsecured Line of Credit up to a maximum of $1,000,000. The Line of Credit carried an interest rate on amounts borrowed of 9% per annum. All funds originally advanced under the facility were due and payable by November 1, 2012. As an inducement to provide the facility, the lender was awarded an immediate option to purchase 50,000 shares of common stock of the Company at $1.75 per share. In addition, the lender received an option to purchase a maximum of 250,000 additional shares of common stock of the Company at $1.75 per share. The options would expire following repayment in full by the Company of the amount borrowed. The Company was in default under the repayment terms of this agreement. At December 31, 2024, the unpaid principal and accrued interest due on the obligation totaled $2,392,929.

On February 20, 2025, the Company received formal notice from this lender indicating full and unconditional forgiveness of the outstanding obligation under this unsecured line of credit. The amount forgiven included $1,000,000 in principal and $1,392,929 in accrued interest, for a total of $2,392,929. As a result, a gain on extinguishment of debt totaling $2,392,929 was recognized and is included in “Other income (expense)” in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2025. In connection with the forgiveness, 300,000 fully vested common stock options previously issued to the lender were forfeited and cancelled during the three months ended March 31, 2025. The forfeiture did not result in the recognition of additional expense or liability.

Convertible Notes

In 2010, the Company issued Convertible Notes pursuant to two Private Placements which totaled $962,500 in principal and became due and payable beginning in March 2012 and extending to various dates through June 2013. As of the date of the filing of this report, all the aforementioned debt obligations remain unpaid and in default under the repayment terms of the notes. In November 2020, the Superior Court of the State of Delaware awarded Judgments in favor of certain holders of these Promissory Notes who filed suit against the Company to collect the amounts owed under these Notes. As a result, the Company must carry an aggregate of $486,796 (total principal and interest) as debt owed to these note holders. As of March 31, 2025 and December 31, 2024, all Notes issued had a total outstanding principal of $962,500 and accrued interest, including the additional interest awarded pursuant to the Court Judgments, of $1,253,101 and $1,234,520 respectively.

The table below summarizes the Company’s debt arising from the above-described sources as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31,2024
Private placements - March 1, 2010*	$475,000	$475,000
Private placements - October 25, 2010	487,500	487,500
	$962,500	$962,500

*	Of the 2010 placements above, $75,000 is due to a related party.

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

When originally issued, in the event the Company failed to meet the conditions for conversion of the Debentures, the First Tranche Convertible Debentures, which total $950,000, would have been due March 31, 2020 and the Second Tranche Convertible Debentures, which total $850,000, would have been due December 31, 2020. The sole remaining non-convertible Debenture in the amount of $50,000 would have been due March 31, 2020. However, the Company is in default with respect to interest payments due under the Debenture agreements in the amount of $427,081 and as a result, the Debentures payable are reported as current liabilities.

Certain Debenture holders obtained a judgment for amounts due relating to their Debentures. Post judgment interest shall only apply to the $1.5 million of principal due under their Debentures. Total accrued interest due on all outstanding Debentures amounted to $916,953 and $883,706 at March 31, 2025 and December 31, 2024 respectively.

Note 7. Short Term Notes and Interest-Bearing Advance

Promissory Notes

On June 9, 2017, the Company entered into a Promissory Note with an unrelated lender in exchange for proceeds in the amount of $15,000. Interest on the note was 12.5% per annum and payable March 1 of each year the note remained outstanding. Payment in full of the Note was due June 9, 2019. On July 20, 2023, the Note holder agreed to extend the maturity date of the note to June 9, 2025. Mississippi Gaming Corporation, a wholly owned subsidiary of the Company, guaranteed the Note. In addition, the President of the Company agreed to personally guarantee the Note and to personally secure the Note with an assignment of proceeds due to her under the first lien on the Diamondhead property. The interest payments since March 1, 2018 have been due. In the fourth quarter of 2023, the Company fully repaid the principal amount of $15,000 and settled the accrued interest due on this obligation, which amounted to $14,165.

Bank Credit Facility

Wells Fargo Bank provided an unsecured credit facility of up to $15,000 to the Company. The facility required a variable monthly payment of amounts borrowed plus interest, which is applied at 11.24% on direct charges and 24.99% on any cash advanced through the facility. At March 31, 2025 and December 31, 2024, a principal balance of $18,004 remained outstanding on the facility. The lending bank has since cancelled privileges under the facility for non-payment.

Interest Bearing Advances

In 2016, the Company received cash advances totaling $47,500 from seven lenders which included $22,500 from third parties (see Note 8 for related party advances). The proceeds from the cash advances were earmarked for the payment of accounting and auditing fees and other expenses required to file the Company’s Form 10-Q. On August 25, 2016, the Company issued a Note to the foregoing lenders, which matures four years from the date of issuance and bears interest at 8% per annum, with a full year of interest accruing in any year in which the advance remains unpaid. Accrued interest due on the above notes amounted to $17,800 and $17,350 at March 31, 2025 and December 31, 2024 respectively.

On February 2, 2017, the Company borrowed $25,000 from an unrelated third party. The note carries an annual interest rate of approximately 12.5% and is past due. The Company is in default and as such, the lender may increase the interest rate due by an amount of up to 3% per annum in excess of the rate then otherwise applicable. The Company does not have the funds to repay the advance. The President of the Company has agreed to personally secure the note with an assignment of proceeds due to her under the first lien on the Property. In November 2023, the company made a payment of $15,000 against the interest accrued. Accrued interest on this obligation amounted to $8,981 and $8,210 at March 31, 2025 and December 31, 2024, respectively.

Of the amounts discussed above, $65,504 in short-term notes and advances are in default under the original agreed upon terms.

Note 8. Current Notes Payable Due Related Parties

In 2016, the Company received cash advances totaling $47,500 from seven lenders which included $25,000 from three Current Directors of the Company (see Note 7). The proceeds from the cash advances were earmarked for the payment of accounting and auditing fees and other expenses required to file the Company’s Form 10-Q. On August 25, 2016, the Company issued a Note to the foregoing lenders, which matures four years from the date of issuance and bears interest at 8% per annum, with a full year of interest accruing in any year in which the advance remains unpaid. Accrued interest due on the above notes amounted to $18,300 and $17,800 at March 31, 2025 and December 31, 2024.These amounts are included in current liabilities on the consolidated balance sheets as of March 31, 2025 and December 31, 2024. This note is secured by a second lien on the Diamondhead Property.

In the third quarter of 2016, the Chairman of the Board of Directors of the Company loaned the Company $90,000. On August 25, 2016, the Company issued a Note to the Chairman of the Board. The Note bears interest at 14% per annum effective August 1, 2016 and matures four years from the date of issuance. The proceeds of the loan were used for the payment of Mississippi property taxes and auditing, accounting and other corporate expenses. Accrued interest due on the note amounted to $109,258 and $106,082 as of March 31, 2025, and December 31, 2024, respectively.

In July 2017, at the request of the Company, the current Chairman of the Board of Directors, who is also a Vice President of the Company (“the Chairman”), paid all property taxes due, together with all interest due thereon, to Hancock County, Mississippi on the approximate 400-acre tract of land owned by Mississippi Gaming Corporation, a wholly owned subsidiary of the Company. The total amount advanced was $67,628.

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

The Chairman advanced the $67,628 on condition that: (i) the advance constitute a lien with interest at 4% per annum under that Land Deed of Trust recorded September 26, 2014; (ii) he be paid additional interest of 11% per annum on the amount advanced and owing and that the full 11% interest per annum is payable during any calendar year in which all or part of the amount advanced and owing or interest due thereon remains unpaid; (iii) this additional interest obligation be treated as a separate and secured debt of the Company, to be evidenced by a separate note and is secured with a separate and third lien to be placed on the Property (hereafter “the Third Lien”); (iv) the entire obligation will be treated as an advance to be paid out of any subsequent incoming financing obtained by the Company or any amounts recovered by the Company from a defendant in that collection action brought by the Company in the Circuit Court of Montgomery County, Maryland; and (v) he be indemnified for any losses sustained on the sale of that common stock sold to cover the payment of real estate property taxes and any credit card fees associated with payment (“the indemnification”). The Chairman identified the common stock sold and provided the Company with the documentation required to document the sale of said stock and to calculate the loss, if any, on said stock. The fair value measurement of the derivative indemnification liability at December 31, 2021 was developed using Level 1 inputs, which was valued at $0. On February 4, 2022, the Board of Directors entered into an agreement with the Chairman to issue 35,000 shares of common stock of the Company to the Chairman to repurchase the indemnification. See Note 11. On September 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from the date of issue to the Chairman for an amount up to $100,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi Gaming Corporation placed a third lien on the Property to secure this obligation for $100,000. Accrued interest on the note amounted to $87,773 and $79,694 at March 31, 2025 and December 31, 2024, respectively.

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

On May 30, 2021, the Chairman of the Board of the Company loaned the Company $50,000. The note is non-interest bearing and matures one year from the date of issuance. The Company placed a sixteenth lien on the Property in July 2021 to secure this non-interest bearing note which totals $50,000 in principal and calls for the issuance of 100,000 shares of common stock. The note is not convertible. As of the issuance date of these unaudited condensed consolidated financial statements, no shares have been issued. The Company recorded a fair value of the stock of $33,500, which was determined by the fair value of the Company’s common stock at the date of the loan. The fair value of the stock was recorded as a debt discount, which will be amortized to interest expense over the life of the note. Debt discount was fully amortized during 2022. In May 2024, the Company agreed to pay additional interest and issue additional shares of common stock to the Chairman based on the date the note entered into default. For the period ended March 31, 2025, the Company recorded $388 of expenses pertaining to 42,658 shares of common stock that the Company agreed to issue.

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

On July 28, 2023, the Board of Directors agreed to issue a non-interest bearing promissory note to the Chairman in the principal amount of $75,000 together with 150,000 shares of common stock of the Company. The note was issued in connection with the Chairman advancing funds to pay property taxes due for the year 2022 on the Diamondhead, Mississippi Property and fees due to the Company’s outside auditor for review of the Company’s Form 10-Q for the period ending June 30, 2023. The note is not convertible. As of the issuance date of these financial statements, no shares have been issued. The Company recorded a fair value of the stock of $52,500, which was determined by the fair value of the Company’s common stock at the date of the loan. The fair value of the stock was recorded as a debt discount, which will be amortized to interest expense over the life of the note. During the three months ended March 31, 2025 and 2024, $0 and $13,209 respectively, of debt discount was amortized to interest expense to related parties. The debt discount fully amortized during 2024. On November 1, 2023, as previously agreed, the Company paid the Chairman the $74,520 advanced out of the proceeds of the eminent domain settlement. As of March 31, 2025, the Chairman had advanced a total of $467,953, net of repayment of $16,250, under both the March 2018 and March 2019 arrangements and was owed accrued interest in the amount of $488,735 and $409,622 at March 31, 2025 and December 31, 2024 respectively.

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

As of March 31, 2025, the President had advanced a total of $5,007, net of repayments of $68,562, under this agreement. The President previously agreed to secure a $25,000 loan and interest due thereon and to secure and guarantee a $15,000 loan and interest due thereon due non-related parties discussed above. The President is also personally liable for certain bank-issued credit cards used by the Company to pay expenses incurred by the Company in the approximate amount of $18,000. On September 30, 2018, Mississippi Gaming Corporation issued a secured promissory note, due one year from date of issue to the President for an amount up to $100,000 to cover the principal and interest due with respect to this note. On August 21, 2018, Mississippi gaming Corporation placed a third lien on the Diamondhead Property to secure this obligation for $100,000. Accrued interest due on this note amounted to $28,426 and $27,493 as at March 31, 2025 and December 31, 2024.

The third lien placed on the Diamondhead Property, which secures the above three promissory notes, totals up to $400,000 and is payable to the Chairman of the Board ($300,000) and President ($100,000) of the Company.

The principal balance of the notes payable due to the officers and directors discussed above was $702,519, net of debt discount of $0 for both as of March 31, 2025 and December 31, 2024, respectively.

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

In January and February 2021, the Company entered into two additional promissory notes with unrelated lenders in exchange for principal amounts of $25,000 and $31,250. The Company received total proceeds of $50,000 for the notes, resulting in an original issue discount of $6,250. This original issue discount was recorded as a debt discount, which will be amortized to interest expense over the life of the notes. The notes are non-interest bearing and matured in January and February 2022, respectively, one year after the notes’ issuances. These notes are currently in default.

In April and May 2021, the Company entered into three additional promissory notes with unrelated lenders in exchange for principal amounts of $70,000, $25,000 and $25,000. The Company received total proceeds of $100,000 for the three notes, resulting in an original issue discount of $20,000. This original issue discount was recorded as a debt discount, which will be amortized to interest expense over the life of the notes. The notes are non-interest bearing and matured in April and May 2022, one year after the notes’ issuances. The notes are currently in default.

In July 2021, the Company entered into an additional promissory note with an unrelated lender in exchange for the principal amount of $25,000. The Company received proceeds of $25,000 for the note. The note is non-interest bearing and matures in July 2022, one year after the note’s issuance. The note is currently in default.

In November 2021, the Company entered into an additional promissory note with an unrelated lender in exchange for the principal amount of $50,000. The Company received proceeds of $50,000 for the note. The note is non-interest bearing and matures in November 2022, one year after the note’s issuance. The note is currently in default.

In March 2022, unrelated third parties paid a total of $60,436 for property taxes due for the year 2021 on the Company’s Mississippi Property and loaned the Company an additional $19,564 for a total of $80,000. In return for the $80,000, the Company issued two non-interest bearing secured promissory notes for $40,000 each, due and payable in one year and, in addition, agreed to issue 80,000 shares of common stock for each $40,000 loaned, for a total repayment due of $80,000 plus 160,000 shares of common stock. The notes are currently in default.

In April 2022, the Company entered into an additional promissory note with an unrelated lender in exchange for the principal amount of $50,000. The Company received proceeds of $50,000 for the note. The note is non-interest bearing and matures in April 2023, one year after the note’s issuance. The note is currently in default.

From April 2021 to June 2022, thirteen liens were placed on the Property to secure the foregoing notes. There is a call for the issuance of a total of 760,000 shares of common stock in connection with the notes and liens, however, no shares have been issued to date. In December 2020, the Company recorded a fair value of the stock of $22,050, which was determined by the fair value of the Company’s common stock at the date of each loan issuance. In 2021, the Company recorded a fair value of the stock pertaining to the 2021 notes of $102,000. In 2022, the Company recorded a fair value of the stock pertaining to the 2022 notes of $98,000. The fair value of the stock was recorded as a debt discount, which has been fully amortized to interest expense as of March 31, 2025.

On July 25, 2023 and August 8, 2023, the Company entered into two additional promissory notes with unrelated lenders in exchange for a principal amount of $20,000 each. The Company received total proceeds of $40,000 for the notes. These notes are non-interest bearing and mature in one year after the notes’ issuance. In exchange for the loans, the Company also agreed to issue 40,000 shares of common stock of the Company to each lender and agreed to pay each lender the principal due on each note out of the proceeds expected to be received from the settlement of an eminent domain proceeding. The notes are not convertible. As of the issuance date of these unaudited condensed consolidated financial statements, no shares have been issued. The Company recorded a fair value of the stock of $27,200, which was determined by the fair value of the Company’s common stock at the date of the loan. The fair value of the stock was recorded as a debt discount, which will be amortized to interest expense over the life of the note. During the year ended December 31, 2024, debt discount was fully amortized to interest expense to others. On November 1, 2023, as previously agreed, the Company paid the two lenders $20,000 each out of the proceeds of the eminent domain settlement.

During the three months ended March 31, 2025 and 2024, $0 and $6,781 of the debt discount was amortized to interest expense due to others. As of March 31, 2025 and December 31, 2024, total notes payable due others, net of unamortized discount, was $557,500.

In May 2024, the Company agreed to pay additional interest and issue additional shares of common stock for certain note holders based on the dates the respective notes entered into default. During the three months ended March 31, 2025, the Company recorded $2,822 in stock compensation pertaining to 274,264 shares of common stock that the Company agreed to issue.

Note 10. Long Term Notes and Interest-Bearing Advance

Promissory Notes

On June 9, 2017, the Company entered into a Promissory Note with an unrelated lender in exchange for proceeds in the amount of $15,000. Interest on the note is 12.5% per annum and payable March 1 of each year the note remains outstanding. Payment in full of the Note was due June 9, 2019. On July 20, 2023, the note holder agreed to extend the maturity date of the note to June 9, 2025. Mississippi Gaming Corporation, a wholly owned subsidiary of the Company, guaranteed the Note. In addition, the President of the Company agreed to personally guarantee the Note and to personally secure the Note with an assignment of proceeds due to her under the first lien on the Diamondhead property. The interest payments since March 1, 2018 have not been made. On November 28, 2023, the Company fully repaid $15,000 along with the accrued interest due on this obligation and no further amount was outstanding.

Note 11. Related Party Transactions

As of March 31, 2025, the President of the Company is owed deferred salary in the amount of $4,016,996 and the Vice President and the current Chairman of the Board of Directors of the Company is owed deferred salary in the amount of $121,140. The Board of directors agreed to pay interest at 9% per annum on the foregoing amounts owed. Interest expenses under this agreement amounted to $87,733 and $77,963 for the three months ended March 31, 2025 and 2024, respectively. Total interest accrued under this agreement totaled $2,678,971 and $2,591,238 as of March 31, 2025 and December 31, 2024, respectively.

The Company has a month-to-month lease with the President and then-Chairman of the Board of Directors of the Company, for office space owned by the President in Alexandria, Virginia. The lease calls for monthly base rent in the amount of $4,534 and payment of associated costs of insurance, real estate taxes, utilities and other expenses. Rent expense associated with this lease amounted to base rent in the amount of $13,602 and associated rental costs of $8,699 for a total of $22,301 for the three months ended March 31, 2025 and base rent of $13,602 and associated rental costs of $8,699 for a total of $22,301 for the three months ended March 31, 2024. Payment of $0 and $13,602 was made in three months ended March 31, 2025 and March 31, 2024 respectively. At March 31, 2025 and December 31, 2024, amounts owed for base rent and associated rental costs totaled $663,890 and $637,192, respectively.

Directors of the Company are entitled to a director’s fee of $15,000 per year for their services. The Company has been unable to pay directors’ fees to date. A total of $1,041,250 and $1,018,750 was due and owing to the Company’s current and former directors as of March 31, 2025 and December 31, 2024, respectively. Directors have previously been compensated and may, in the future, be compensated for their services with cash, common stock, or options to purchase common stock of the Company.

On February 4, 2022, the Board of Directors entered into an agreement with the Chairman of the Board of Directors, to issue 35,000 shares of common stock of the Company to Mr. Harrison to repurchase the indemnifications the Company had previously agreed to pay the Chairman for losses, if any, suffered on certain stock he had sold in prior years in an unrelated company to raise funds to pay property taxes due on the Diamondhead, Mississippi Property and to lend additional funds to the Company. This repurchase eliminated any risk to the Company arising from the indemnification which could have been material. During the three months ended March 31, 2025 and 2024, the Company recorded stock-based compensation of $0 for the fair value of these shares, which have not yet been issued as of the issuance date of these unaudited condensed consolidated financial statements.

On February 17, 2023, the Board of Directors agreed to issue a non-interest bearing promissory note to the Chairman in the principal amount of $25,000 together with 50,000 shares of common stock of the Company. The note was issued in return for the Chairman’s advance of funds to pay accounts payable on behalf of the Company.

On July 28, 2023, the Board of Directors agreed to issue a non-interest bearing promissory note to the Chairman in the principal amount of $75,000, together with 150,000 shares of common stock of the Company. The note was issued in return for the Chairman’s advance of funds to pay property taxes on the Diamondhead Property for the year 2022 and to pay fees due to the Company’s outside auditor for review of the Form 10-Q for the period ending June 30, 2023.

In exchange for the $25,000 and $75,000 loans above, the Company agreed to pay the principal due out of the proceeds expected to be received from the settlement of an eminent domain proceeding. On November 1, 2023, as previously agreed, the Company paid the Chairman the $25,000 advanced and $74,520 of the $75,000 advanced with proceeds of the eminent domain settlement. The remaining balance of these notes is $480 as of March 31, 2025.

See Notes 4, 5, 7, 8 and 15 for other related party transactions.

Note 12. Stockholders’ Deficit

At March 31, 2025 and December 31, 2024, the Company had a stock option plan and non-plan options, which are described below.

Non-Plan Stock Options

The Board of Directors voted to extend the expiration date of all options to December 31, 2025. As a result of the modification to the options, the Company recorded an additional $546,400 in stock based compensation expense for the year ended December 31, 2023.

Stock Option Plan

On December 19, 1988, the Company adopted a stock option plan (the “Plan”) for its officers and management personnel under which options could be granted to purchase up to 1,000,000 shares of the Company’s common stock. Accordingly, the Company reserved 1,000,000 shares for issuance under the Plan. The exercise price may not be less than 100% of the market value of the shares on the date of the grant. The options expire within ten years from the date of grant. At March 31, 2025 and December 31, 2024, no options from this plan were issued or exercised.

Summary of Stock Options

A summary of the status of the Company’s fixed Plan and non-plan options as of March 31, 2025.

	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2024	4,555,000	0.41
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	(300,000)	1.75
Outstanding as of March 31, 2025	4,255,000	0.32

Exercisable as of December 31, 2024	4,555,000	$0.41
Exercisable as of March 31, 2025	4,255,000	$0.32

The following tables summarize information about stock options outstanding and exercisable at March 31, 2025:

	March 31, 2025
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 3/31/25	Weighted-Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable at 3/31/25	Weighted Average Exercise Price
$0.19	2,000,000	0.8	$0.19	2,000,000	$0.19
0.30	750,000	0.8	0.30	750,000	0.30
0.75	215,000	0.8	0.75	215,000	0.75
0.46	1,290,000	0.8	0.46	1,290,000	0.46
	4,255,000			4,255,000

Preferred Stock

Series S Preferred Stock

The Company has 926,000 shares outstanding of $.01 par value Series S Voting, Non-Convertible Preferred Stock. The Company is required to pay quarterly cumulative dividends of three percent per annum on these shares.

These shares may be redeemed at the option of the Company at $1.08 per share plus $.0108 per share for each quarter that such shares are outstanding for a total of $2.18 per share at March 31, 2025. The shares also have a $1.08 per share preference in involuntary liquidation of the Company. At March 31, 2025 and December 31, 2024, outstanding Series S preferred stock totaled 926,000 shares. Cumulative dividends in arrears at March 31, 2025 and December 31, 2024 amounted to $405,000 and $397,500.

Series S-NR Preferred Stock

The Company has 900,000 shares outstanding of $.01 par value Series S-NR Voting, Non-Convertible, Non-Redeemable, Preferred Stock. The Company is required to pay quarterly, non-cumulative dividends of three percent per annum on these shares. Upon involuntary liquidation of the Company, the liquidation preference of each share is $1.11. At March 31, 2025 and December 31, 2024, outstanding Series S-NR preferred stock totaled 900,000 shares. Non-cumulative dividends in arrears at March 31, 2025 and December 31, 2024 amounted to $405,000 and $397,500.

Series S-PIK Preferred Stock

The Company has 260,000 shares outstanding of its $.01 par value Series S-PIK Junior, Non-Voting, Convertible, Non-Redeemable Preferred Stock. Each share of Series S-PIK preferred stock is convertible into one share of the Company’s common voting stock. No shares were converted during 2024 or 2023. The Series S-PIK preferred stock ranks junior to the Series S and Series S-NR preferred shares as to the distribution of assets upon liquidation, dissolution, or winding up of the Company. Upon liquidation of the Company, the S-PIK preferred stock will have a liquidation preference of $2.25 per share plus accrued dividends. A cumulative quarterly dividend of $0.04 per share is payable on Series S-PIK preferred stock. At March 31, 2025 and December 31, 2024, outstanding Series S-PIK preferred stock totaled 260,000 shares. Cumulative dividends in arrears at March 31, 2025 and December 31, 2024 amounted to $572,000 and $561,600, respectively.

Payment of Preferred Dividends

The Company paid $15,000 dividends due on its preferred stock in 2024. No dividends were paid during the three months ended March 31, 2025. However, payment of all cumulative and non-cumulative preferred stock dividends, outstanding at any time, is required before the Company can issue any dividends on its common stock.

Note 13. Employee Stock Ownership Plan

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

Assuming a Plan contribution is made, shares are allocated to the participants’ accounts in relation to repayments of the loans from the Company. At March 31, 2025 and December 31, 2024, there were a total of 1,590,920 shares with a fair market value of $142,387 and $205,229, respectively.

In 2011, the Company decided to temporarily suspend contributions to the Plan. Therefore, the Trust was unable to make its annual loan payment to the company and a loan default occurred. In accordance with the Pledge Agreement between the Company and the Trust, the shares attached to the loan payments subsequent to the 2010 contribution reverted back to the Company as treasury shares. In 2024, 79,545 shares, with a market value of $10,261, reverted back to the Company as treasury shares.

Note 14. Commitments and Contingencies

Liens

As of March 31, 2025, the Company had placed twenty-one liens on the Company’s Diamondhead, Mississippi Property (“the Property”). No additional liens have been filed as of the filing of this report. The liens are as follows:

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

Other

The Company is currently delinquent in filing those documents and forms required to be filed in connection with its Employee Stock Ownership Plan (“ESOP”) from 2015-2024. The Company did not have the funds to pay professionals to prepare, audit and file these documents and forms when due. Although these required filings normally do not result in any tax due to an agency of the government, the Company could be subject to significant penalties for failure to file these forms when due. Penalties are assessed by the Department of Labor on a per diem basis from the original due dates for the required informational filings until the filings are actually made. The Company has accrued $714,525 and $687,675 on the current delinquent filings as of March 31, 2025 and December 31, 2024, respectively. The Company intends to bring its ESOP-required filings current and when current, will attempt to enroll in a voluntary compliance program with the Department of Labor with respect to any penalties or fines incurred. However, there can be no assurance the Company will be able to enroll in any such program or obtain a reduction of the fines and penalties that may be due.

The Company and its subsidiaries file their federal tax return on a consolidated basis. In November 2024, the Company filed its federal tax returns for the years ending 2016 to 2023. No tax was due with these federal returns. The Company has not filed its annual reports together with its franchise tax due with the state of Delaware from 2018 to 2024. Mississippi Gaming Corporation, a wholly owned subsidiary of the Company, has not filed its annual reports, together with its franchise tax due, with the state of Delaware for 2018 to 2024. Casino World, Inc., a wholly owned subsidiary of the Company, has not filed its annual reports, together with its franchise tax due, with the state of Delaware from 2016 to 2024. Mississippi Gaming Corporation has not filed its corporate income and franchise tax returns, together with the tax due, with the state of Mississippi from 2018 to 2024. Casino World, Inc. has not filed its corporate income and franchise tax returns, together with the tax due, with the state of Mississippi from 2016 to 2024. As of March 31, 2025, the accrued franchise taxes for Delaware and Mississippi totaled $16,660.

Edson Arneault, John Hawley as Servicing Agent for Argonaut 2000 Partners, L.P., Kathleen and James Devlin, J. Steven Emerson, Emerson Partners, J. Steven Emerson, as Successor to Steven Emerson Roth IRA, Steven Rothstein, and Barry and Irene Stark v. Diamondhead Casino Corporation (In the United States Bankruptcy Court for the District of Delaware)(C.A. No. 24-11354-JKS)

On June 12, 2024, the above-named parties filed a Chapter 7 Involuntary Petition against a Non-Individual (Diamondhead Casino Corporation). The foregoing parties seek a total of $2,422,500. The Petition was served on June 13, 2024. On July 18, 2024, the Company filed a Motion of the Alleged Debtor, Diamondhead Casino Corporation, to Dismiss the Involuntary Bankruptcy Petition or, in the Alternative, to Convert the Case to Chapter 11 (hereinafter “Diamondhead’s Motion to Dismiss”). On September 3, 2024, the Petitioners’ filed an Answering Brief in Opposition to Diamondhead’s Motion to Dismiss. On September 25, 2024, the Court held a status hearing in the matter. On December 4, 2024 and January 16, 2025, the Court held an evidentiary hearing on Diamondhead’s Motion to Dismiss. On February 11, 2025, the Company filed a post-hearing brief in support of its Motion to Dismiss. On March 4, 2025, the Petitioners filed their Answering Brief in opposition to the Motion to Dismiss. On March 14, 2025, the Company filed its Reply Brief. The Company is awaiting the Court’s decision.

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

IRS Examination

On January 30, 2025, the Company was notified that it was selected for IRS examination relating to a certain employment tax return for the 2022 tax year. While we do not expect the final resolution of this audit to have a material adverse effect on our financial position or liquidity, the results are uncertain and could have a material impact on our financial condition and results of operations.

Note 15. Pending and Threatened Litigation

Edson R. Arneault, Kathleen Devlin and James Devlin, J. Steven Emerson, Emerson Partners, J. Steven Emerson Roth IRA, Steven Rothstein, and Barry Stark and Irene Stark v. Diamondhead Casino Corporation (In the United States District Court for the District of Delaware)(C.A. No. 1:16-cv-00989-LPS)

On October 25, 2016, Edson R. Arneault, Kathleen Devlin and James Devlin, J. Steven Emerson, Emerson Partners, J. Steven Emerson Roth IRA, Steven Rothstein, and Barry Stark and Irene Stark filed a Complaint against the Company in the United States District Court for the District of Delaware for monies due and owing pursuant to certain Collateralized Convertible Senior Debentures issued on March 31, 2014 and December 31, 2014. A companion case was filed in the Superior Court of the State of Delaware by John Hawley, as servicing agent for Argonaut 2000 Partners, L.P. (John Hawley, as servicing agent for Argonaut 2000 Partners, L.P. v. Diamondhead Casino Corporation (Superior Court of the State of Delaware)(Case No. N19C-02-239 RRC) The eight plaintiffs in the two cases were seeking a total of $1.5 million in principal due, plus interest from January 1, 2015, together with costs and fees. On or about December 12, 2019, the parties entered into a Settlement Agreement and on January 13, 2020, the parties filed a Stipulation of Voluntary Dismissal with Prejudice in the case. The case was dismissed with the Court maintaining continuing jurisdiction over the Settlement Agreement.

In or about December 2022, the parties entered into an Amendment to Settlement Agreement. The Amendment provides, in pertinent part, as follows: that on or before March 31, 2023, the Plaintiffs would be paid the principal due under their debentures of $1.5 million, plus interest of four percent (4%) per annum on the principal due from January 1, 2015 through December 31, 2019, plus interest of six percent (6%) per annum on the principal due from January 1, 2020 through March 31, 2022, plus interest of eight percent (8%) per annum on the principal due from April 1, 2022 through the date of payment. In addition the Company agreed to pay legal costs and fees of $175,000 plus 50,000 shares of common stock. In the event payment was not made on or before March 31, 2023, a judgment would be entered in the case. Post judgment interest shall only apply to the $1.5 million principal due. Payment was not made on or before March 31, 2023. On July 5, 2023, the Plaintiffs filed a Motion to Reopen the Action, Vacate Dismissal, and Enter Judgment on Consent. The Company did not object to the Motion. On September 20, 2023, the Court entered an Order Granting Plaintiffs’ Motion to Reopen this Action, Vacate Dismissal, and Compel Enforcement of the Settlement Agreement and entered the Consent Judgment previously agreed to by the Company. The Company has accrued legal fees of $205,000 at March 31, 2025 and December 31, 2024.

CASE PENDING

Edson Arneault, John Hawley as Servicing Agent for Argonaut 2000 Partners, L.P., Kathleen and James Devlin, J. Steven Emerson, Emerson Partners, J. Steven Emerson, as Successor to Steven Emerson Roth IRA, Steven Rothstein, and Barry and Irene Stark v. Diamondhead Casino Corporation (In the United States Bankruptcy Court for the District of Delaware)(C.A. No. 24-11354-JKS)

On June 12, 2024, the above-named parties filed a Chapter 7 Involuntary Petition against a Non-Individual (Diamondhead Casino Corporation). The foregoing parties seek a total of $2,422,500. The Petition was served on June 13, 2024. On July 18, 2024, the Company filed a Motion of the Alleged Debtor, Diamondhead Casino Corporation, to Dismiss the Involuntary Bankruptcy Petition or, in the Alternative, to Convert the Case to Chapter 11 (hereinafter “Diamondhead’s Motion to Dismiss”). On September 3, 2024, the Petitioners’ filed an Answering Brief in Opposition to Diamondhead’s Motion to Dismiss. On September 25, 2024, the Court held a status hearing in the matter. On December 4, 2024 and January 16, 2025, the Court held an evidentiary hearing on Diamondhead’s Motion to Dismiss. On February 11, 2025, the Company filed a post-hearing brief in support of its Motion to Dismiss. On March 4, 2025, the Petitioners filed their Answering Brief in opposition to the Motion to Dismiss. On March 14, 2025, the Company filed its Reply Brief. The Company is awaiting the Court’s decision.

Item 2. Management’s Discussion and Analysis of Financial Condition and Financial Results

Forward Looking Statements

This section should be read together with the consolidated financial statements and related notes thereto for the year ended December 31, 2024 included with our annual report filed on Form 10-K.

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

Liquidity

The Company has incurred continued losses over the years and certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has had no operations since it ended its gambling cruise ship operations in 2000. Since that time, the Company has concentrated its efforts on the development of its Diamondhead, Mississippi Property. The development of the Diamondhead Property is dependent on obtaining the necessary capital, through equity and/or debt financing, unilaterally, or in conjunction with one or more partners, to master plan, design, obtain permits for, construct, staff, open, and operate a casino resort. In the past, the Company has been able to sustain itself through various short-term borrowings. At March 31, 2025, the Company had cash and cash equivalents of $79,411, while accounts payable and accrued expenses totaled $14,158,125 and the Company had an accumulated deficit of $46,862,914. Therefore, in order to sustain itself, it is imperative that the Company secure a source of funds to provide further working capital as the Company does not have sufficient cash on hand.

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

Financial Results and Analysis

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company recorded a net income applicable to common shareholders of $1,820,869 for the three months ended March 31, 2025, which includes gain on extinguishment of debt of $2,392,929. The Company recorded a net loss applicable to common shareholders of $496,847 for the three months ended March 31, 2024.

Administrative and general expenses incurred totaled $292,927 and $196,717 for the three months ended March 31, 2025 and 2024, respectively. The table below depicts the major categories comprising these expenses:

	March 31, 2025	March 31, 2024
Payroll and Related Taxes	$75,000	$75,000
Director Fees	22,500	22,500
Professional Services	69,403	28,004
Rents and Insurances	22,301	22,301
Fines and Penalties	36,000	36,200
All Other Expenses	67,723	12,712
Total General and Administrative Expenses	$292,927	$196,717

Other Income and Expense

Other expenses incurred totaled $16,940 for the three months ended March 31, 2025 as compared to $22,880 for the three months ended March 31, 2024.

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

Related Party

In July 2017, the Chairman of the Board paid $67,628 for all property taxes due, together with all interest due thereon, to Hancock County, Mississippi for the approximate 400-acre tract of land (“the Diamondhead Property”), owned by Mississippi Gaming Corporation, a wholly-owned subsidiary of the Company. In 2018, the Chairman advanced additional funds totaling $205,250 to the Company. In 2019, the Chairman advanced additional funds totaling $125,396 to the Company. In 2020, the Chairman advanced additional funds totaling $69,679 to the Company. The conditions of the notes under which the Chairman agreed to make the foregoing payments and advances are discussed in full detail in Note 7 and 8 of the attached unaudited condensed consolidated financial statements.

Of particular note to these conditions was item (v) which called for the Chairman to be indemnified for any loss sustained on the sale of certain common stock sold to cover the property taxes paid. The Chairman identified the common stock sold and provided the Company with the documentation required to document the sale of said stock and to calculate the contingent future loss, if any, on said stock. Had the Company paid the note in full at December 31, 2021 in addition to the principal and interest due, the Company would not have been liable for any additional funds to indemnify the Chairman pursuant to the terms of the notes. On February 4, 2022, the Board of Directors entered into an agreement with the Chairman to issue 35,000 shares of common stock of the Company to the Chairman to repurchase the indemnification. This repurchase eliminated any risk to the Company arising from the indemnification which could have been material.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, our management, with the participation of our Chief Executive Officer, who also serves as Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the results of this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as March 31, 2025. See below for management’s report.

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

The Chief Executive Officer/Chief Financial Officer conducted, under the supervision of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that material weaknesses over financial reporting existed as of March 31, 2025. Management identified the following material weakness that has caused management to conclude that, as of March 31, 2025, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	The Company does not have sufficient segregation of duties within accounting functions in as much as we have only one employee.

2.	The Company has not been timely in their financial reporting functions. Management has not developed and effectively communicated its accounting policies and procedures. This has resulted in inconsistent practices with regard to complex accounting transactions.

The Company has designed and instituted policies and procedures to eliminate and/or mitigate the foregoing. While segregation of duties is very difficult in a small company with only one employee, the Company intends to utilize third-party consultants to ensure effective financial reporting and disclosures are met. As a result of the material weakness identified above, our internal control over financial reporting was not effective as of March 31, 2025.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Edson R. Arneault, Kathleen Devlin and James Devlin, J. Steven Emerson, Emerson Partners, J. Steven Emerson Roth IRA, Steven Rothstein, and Barry Stark and Irene Stark v. Diamondhead Casino Corporation (In the United States District Court for the District of Delaware)(C.A. No. 1:16-cv-00989-LPS)

On October 25, 2016, Edson R. Arneault, Kathleen Devlin and James Devlin, J. Steven Emerson, Emerson Partners, J. Steven Emerson Roth IRA, Steven Rothstein, and Barry Stark and Irene Stark filed a Complaint against the Company in the United States District Court for the District of Delaware for monies due and owing pursuant to certain Collateralized Convertible Senior Debentures issued on March 31, 2014 and December 31, 2014. A companion case was filed in the Superior Court of the State of Delaware by John Hawley, as servicing agent for Argonaut 2000 Partners, L.P. (John Hawley, as servicing agent for Argonaut 2000 Partners, L.P. v. Diamondhead Casino Corporation (Superior Court of the State of Delaware)(Case No. N19C-02-239 RRC) The eight plaintiffs in the two cases were seeking a total of $1.5 million in principal due, plus interest from January 1, 2015, together with costs and fees. On or about December 12, 2019, the parties entered into a Settlement Agreement and on January 13, 2020, the parties filed a Stipulation of Voluntary Dismissal with Prejudice in the case. The case was dismissed with the Court maintaining continuing jurisdiction over the Settlement Agreement.

In or about December 2022, the parties entered into an Amendment to Settlement Agreement. The Amendment provides, in pertinent part, as follows: that on or before March 31, 2023, the Plaintiffs would be paid the principal due under their debentures of $1.5 million, plus interest of four percent (4%) per annum on the principal due from January 1, 2015 through December 31, 2019, plus interest of six percent (6%) per annum on the principal due from January 1, 2020 through March 31, 2022, plus interest of eight percent (8%) per annum on the principal due from April 1, 2022 through the date of payment. In addition the Company agreed to pay legal costs and fees of $175,000 plus 50,000 shares of common stock. In the event payment was not made on or before March 31, 2023, a judgment would be entered in the case. Post judgment interest shall only apply to the $1.5 million principal due. Payment was not made on or before March 31, 2023. On July 5, 2023, the Plaintiffs filed a Motion to Reopen the Action, Vacate Dismissal, and Enter Judgment on Consent. The Company did not object to the Motion. On September 20, 2023, the Court entered an Order Granting Plaintiffs’ Motion to Reopen this Action, Vacate Dismissal, and Compel Enforcement of the Settlement Agreement and entered the Consent Judgment previously agreed to by the Company. The Company has accrued legal fees of $195,000 and $16,500 for accrued liability for stock and accrued additional interest of $112,500 through March 31, 2025 and December 31, 2024, respectively.

Edson Arneault, John Hawley as Servicing Agent for Argonaut 2000 Partners, L.P., Kathleen and James Devlin, J. Steven Emerson, Emerson Partners, J. Steven Emerson, as Successor to Steven Emerson Roth IRA, Steven Rothstein, and Barry and Irene Stark v. Diamondhead Casino Corporation (In the United States Bankruptcy Court for the District of Delaware)(C.A. No. 24-11354-JKS)

On June 12, 2024, the above-named parties filed a Chapter 7 Involuntary Petition against a Non-Individual (Diamondhead Casino Corporation). The foregoing parties seek a total of $2,422,500. The Petition was served on June 13, 2024. On July 18, 2024, the Company filed a Motion of the Alleged Debtor, Diamondhead Casino Corporation, to Dismiss the Involuntary Bankruptcy Petition or, in the Alternative, to Convert the Case to Chapter 11 (hereinafter “Diamondhead’s Motion to Dismiss”). On September 3, 2024, the Petitioners’ filed an Answering Brief in Opposition to Diamondhead’s Motion to Dismiss. On September 25, 2024, the Court held a status hearing in the matter. On December 4, 2024 and January 16, 2025, the Court held an evidentiary hearing on Diamondhead’s Motion to Dismiss. On February 11, 2025, the Company filed a post-hearing brief in support of its Motion to Dismiss. On March 4, 2025, the Petitioners filed their Answering Brief in opposition to the Motion to Dismiss. On March 14, 2025, the Company filed its Reply Brief. The Company is awaiting the Court’s decision.

Item 1A. Risk Factors

As a smaller reporting company, information under this item is not required to be presented.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

Refer to the footnotes for all defaults on the Company’s indebtedness.

The Company is in arrears on the payment of dividends due on its three series of preferred stock currently issued and outstanding. The Company has not paid preferred dividends due in the first three months of 2025 in the amount of i) $10,400 on its Series S-PIK preferred stock; ii) $7,500 on its Series S-NR preferred stock; and iii) $7,500 on its Series S preferred stock. The table below summarizes total preferred stock dividends in arrears at March 31, 2025.

Total Amount
Description	In Arrears

Series S	$405,000
Series S-NR	405,000
Series S-PIK	572,000

Total in arrears	$1,382,000

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

DIAMONDHEAD CASINO CORPORATION

Date: May 14, 2025		/s/ Deborah A. Vitale
	By:	Deborah A. Vitale
Chief Executive Officer

